Form 10-K
period 1994-01-01
NASH FINCH CO
filed 1994-03-31
CIK 69671

- -------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------
                                   FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
    January 1, 1994                                                      0-785


                                 -------------

                             NASH-FINCH COMPANY
            (Exact name of Registrant as specified in its charter)

        Delaware                                                    41-0431960
(State of Incorporation)                                      (I.R.S. Employer
                                                           Identification No.)
  7600 France Avenue South
      P.O. Box 355
  Minneapolis, Minnesota
  (Address of principal                                             55440-0355
    executive offices)                                              (Zip Code)

      Registrant's telephone number, including area code: (612) 832-0534

                                 -------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $1.66-2/3 per share
                         Common Stock Purchase Rights

                                 -------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      As of March 21, 1994, 10,872,424 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the NASDAQ National Market System), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $180,162,300.

                                 -------------

      Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the Year Ended January 1, 1994 (the "1993 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 10, 1994 (the "1994 Proxy Statement").

- -------------------------------------------------------------------------------

                                    PART I

ITEM 1.  BUSINESS.

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     Nash Finch Company, a Delaware corporation organized in 1921 as the successor to a business founded in 1885, has its principal executive offices at 7600 France Avenue South, Edina, Minnesota 55435. Its telephone number is
(612) 832-0534. Unless the context otherwise indicates, the term "Company," as used in this Report, means Nash Finch Company and its consolidated subsidiaries.

     The Company is one of the largest food wholesalers in the United States, serving approximately 700 affiliated and other independent retail supermarkets as of January 1, 1994. In addition, the Company distributes food and related products to approximately 5,000 convenience stores and other retail outlets and institutional accounts, such as military base commissaries, restaurants, schools and hospitals. No one customer accounts for a significant portion of the Company's sales. The Company also operates and supplies, as of January 1, 1994, 102 Company-owned supermarkets and warehouse stores. The Company's affiliated and Company-owned stores operate under a number of tradenames, including ECONOFOODS-R-, FOOD BONANZA-R-, SUN MART-TM-, FAMILY THRIFT CENTER-TM-, JACK & JILL-R-, ECONOMART-TM-, OUR FAMILY FOODS-R- and FOOD PRIDE-R-. The Company's market areas are in 31 states in the Midwest, West, Mid-Atlantic and Southeast and are serviced through 18 wholesale distribution centers and two general merchandise warehouses. The Company packages, ships and markets fresh produce from California and the country of Chile to a variety of buyers across the United States, Canada and overseas.

     In July 1993, the Company acquired a 16-store chain of supermarkets operating in Iowa, western Illinois and northern Missouri, from an independent retail store operator. In February 1994, the Company acquired a 23-store chain of retail grocery stores operating in North Carolina (with one store in South Carolina) from an independent retail store operator.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Financial information about the Company's business segments for the most recent three fiscal years is contained on page 25 of the 1993 Annual Report (Note 12 to Consolidated Financial Statements). For segment financial reporting purposes, a portion of the operational profits of fourteen wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 1993, 35% of such warehouse operational profits were allocated to retail operations.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

     1.   PRODUCTS SUPPLIED.

     The Company distributes and sells a full line of food products, including dry groceries, fresh fruits and vegetables, frozen foods, fresh and processed meat products and dairy products, and a variety of non-food products, including health and beauty aids, tobacco products, paper products, cleaning supplies and small household items. The Company primarily distributes and sells nationally advertised brand products and a number of unbranded products (principally meats and produce) purchased directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. Many of the major suppliers of the Company are large companies.

The Company has no significant long-term purchase obligations and believes that adequate and alternative sources of supply are available in most cases.

     The Company also distributes and sells private label products using the Company's own trademarks. A wide variety of grocery, dairy, package meat, frozen foods, health and beauty care products, paper and household products, beverages, and other packaged products are manufactured or processed by others for the Company and sold under Company brand names.

     2.   DISTRIBUTION.

     The Company distributes products to Company-owned supermarkets and warehouse stores and to independent customers and military base commissaries from 18 distribution centers, as of January 1, 1994, located in Minnesota (1), Iowa (1), Kansas (1), Nebraska (2), Colorado (1), North Dakota (2), South Dakota (2), Wisconsin (1), North Carolina (3), Virginia (2), Maryland (1) and Georgia (1). The Company's distribution centers are located at strategic points to efficiently serve Company-owned stores and independent customers. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low unit costs. The Company also distributes health and beauty aids and general merchandise products from two separate warehouse facilities, one in South Dakota and the other in North Carolina, and distributes produce from a separate warehouse facility in North Carolina.

     The distribution centers serve as central sources of supply for Company-owned and independent stores and institutional customers within their operating areas. The distribution centers maintain complete inventories containing virtually every national brand grocery product sold in supermarkets, together with a wide variety of high-volume private label items. In addition, the distribution centers provide full lines of perishables, including fresh meats and poultry, fresh fruits and vegetables, dairy and delicatessen products and frozen foods. Retailers order their inventory requirements at regular intervals through direct linkage with Company computers. Deliveries are made primarily by the Company's transportation fleet. The frequency of deliveries varies, depending upon customer needs.
The Company currently has a modern fleet of approximately 368 tractors, 613 semi-trailers and 230 small trucks and vans, most of which are owned by the Company. In addition, many types of meats, dairy products, bakery and other products are sold by the Company but are delivered by the suppliers directly to retail food stores.

     Virtually all of the Company's wholesale sales to independent customers are made on a cost-plus-fee basis, with the fee based on the type of commodity and quantity purchased. Selling prices are changed promptly, based on the latest cost information.

     3.   WHOLESALE OPERATIONS.

     As of January 1, 1994, the Company distributed food products and non-food items, on a wholesale basis, to approximately 700 affiliated and other independent retail supermarkets and to approximately 5,000 convenience stores, military base commissaries and other retail outlets and institutional accounts. The Company's affiliated and other independent retail supermarkets account for the major portion of the Company's wholesale sales. These are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty aids and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops. The stores served by the Company's wholesale operations range in size from small convenience stores to large supermarkets containing approximately 50,000 square feet.

     The Company offers its affiliated independent stores a broad range of services, most of which are also made available to its other retailers. Services offered include promotion, advertising and merchandising programs, the installation of computerized ordering, receiving and scanning systems, the establishment and supervision of computerized retail accounting, budgeting and payroll systems, personnel management assistance and employee training, consumer and market research, store development services and insurance programs. The Company's retail counselors and other Company personnel advise and counsel the affiliated independents, and directly provide many of the above services. Separate charges are made for some of these services. Other independent stores are charged for services on a negotiated basis. The Company also provides retailers with marketing and store upgrade services, many of which have been developed in connection with Company-owned stores.
For example, the Company assists retailers in installing and operating delicatessens and other specialty food sections. Rather than develop a single pattern for the services it provides, the Company has developed flexible programs to serve the needs of most of its affiliated independents, whether rural or urban, large or small.

     The Company's assistance to its affiliated independent stores in store development provides a means of continued growth for the Company through the development of new retail store locations and the enlargement or remodeling of existing retail stores. The services provided include site selection, marketing studies, building design, store layout and equipment planning and procurement. The Company assists its retail customers in securing existing supermarkets that are for sale from time to time in market areas serviced by the Company and, occasionally, acquires existing stores for resale to customers.

     The Company also may provide financial assistance to independent retailers it services, generally in connection with new store development and the upgrading or expansion of existing stores. The Company makes secured loans to some of its affiliated independent operators, generally repayable over a period of five or seven years, for inventories, store fixtures and
equipment, working capital and store improvements.   Loans are secured by
liens on inventory or equipment or both, by personal guarantees and by other types of security. As of January 1, 1994, the Company had outstanding $27,965,573 in such secured loans to 96 independent operators. In addition, the Company may provide such assistance to independent retailers by guarantying loans from financial institutions and leases entered into directly with lessors. The Company also uses its credit strength to lease supermarket locations and sublease them to independent operators, at rates that are at least as high as the rent paid by the Company.

     4.   RETAIL OPERATIONS.

     As of January 1, 1994, the Company owned and operated 102 retail outlets, including 57 supermarkets, 40 warehouse stores and 5 combination general merchandise/food stores. The Company has devoted considerable resources in recent years to acquire, construct, enlarge and modernize Company-owned stores. Over the last several years, the Company has reduced (and expects to continue to reduce) its number of smaller supermarkets. Concurrently with such reductions, the Company seeks to add either larger conventional supermarkets (at least 30,000 square feet) or warehouse stores (at least 45,000 square feet), as appropriate. The Company has implemented a number of automated systems, including scanning and direct store delivery for its stores. These systems provide inventory control at delivery and checkout points, reducing shrinkage and increasing labor efficiency.

     The Company operates its 57 supermarkets principally under the names SUN MART-TM-, EASTER FOODS-TM- and JACK & JILL-R-. These stores, of which the Company leases 46 (the remainder are owned), range in size up to approximately 46,000 square feet. These stores are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty aids and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops.

     The Company operates 40 warehouse stores principally under the names ECONOFOODS-R- and FOOD BONANZA-R-. These stores, 13 of which the Company owns (the remainder are leased), range in size up to approximately 73,000 square feet. The Company's warehouse stores have evolved since the first was opened in 1964. The early concept emphasized low prices, limited product selection and none of the standard supermarket services such as bagging, carry-out, trading stamps or other promotions. Today's new and expanded warehouse stores offer a wide variety of high quality groceries, fresh fruits and vegetables, dairy products, frozen foods, fresh fish, fresh and processed meat and health and beauty aids, all at lower prices, and specialty departments such as delicatessens, in-store bakeries, pharmacies, banks and floral and video departments. These stores appeal to quality and price-conscious customers who want national brands, broad selection, and availability of convenience foods, but are willing, in some cases, to forgo standard supermarket services. The stores are able to offer lower prices due to increased business volume as well as the limited services available.

     The Company also operates five combination general merchandise/food stores principally under the name FAMILY THRIFT CENTER-TM-. These stores, two of which the Company leases (the other three are owned), range in size up to approximately 70,000 square feet. In addition to traditional supermarket food departments, these stores have expanded general merchandise and health and beauty aid departments and pharmacies, and some also have sit-down restaurants, full-service floral departments and book departments.

     5.   PRODUCE MARKETING OPERATIONS.

     Through a wholly owned subsidiary, Nash-DeCamp Company, the Company grows, packs, ships and markets fresh fruits and vegetables from locations in California and the country of Chile to customers across the United States and Canada, and also overseas. For regulatory reasons, the amount of business between Nash-DeCamp Company and the Company is limited. The Company owns and operates four modern packing, shipping and/or cold storage facilities that ship fresh grapes, citrus, plums, peaches, nectarines, apricots, pears, persimmons, kiwi fruit and other products. The Company also acts as marketing agent for other packers of fresh produce in California and in the country of Chile. For the above services, the Company receives, in addition to a selling commission, a fee for packing, handling and shipping produce. The Company also owns vineyards and orchards for the production of table grapes, tree fruit, kiwi and citrus.

     6.   COMPETITION.

     All segments of the Company's business are highly competitive. The Company competes directly at the wholesale level with a number of wholesalers that supply independent retailers, including "cooperative" wholesalers that are owned by their retail customers and "voluntary" wholesalers who, like the Company, are not owned by their retail customers but sponsor a program under which single-unit or multi-unit independent retailers may affiliate under a common name. The Company also competes indirectly with the warehouse and distribution operations of the large integrated chains, which consist of single entities owning both wholesale and retail operations. At the wholesale level, the principal methods of competition are location of distribution centers and the services offered to independent retailers, such as store financing and use of store names. The success of the Company's wholesale business also depends upon the ability of its retail store customers to compete successfully with other retail food stores.

     The Company competes on the retail level in a fragmented market with many organizations of various sizes, ranging from national chains and voluntary or cooperative groups to local chains and privately-owned unaffiliated stores. Depending on the product and location involved, the principal methods of competition at the retail level include price, service, quality, display, selection and store location.

     The Company competes directly in its produce marketing operations with a large number of other firms that pack, ship and market produce, and competes indirectly with larger, integrated firms that grow, pack, ship and market produce. The principal methods of competition in this segment are service provided to growers and the ability to sell produce at the most favorable prices.

     7.   EMPLOYEES.

     As of January 1, 1994, the Company employed approximately 11,900 persons (approximately 6,000 full-time and 5,900 part-time).

ITEM 2.  PROPERTIES.

     The principal executive offices of the Company are located in Edina, Minnesota, and consist of approximately 68,000 square feet of office space.

     The locations and sizes of the Company's distribution centers, as of January 1, 1994, are as follows (all of which are owned, except as indicated):


                                          Approx. Size
      Location                            (Square Feet)
      --------                            -------------
      Midwest/West:
       *Denver, Colorado..................   301,800
        Cedar Rapids, Iowa................   351,900
        Liberal, Kansas...................   177,000
        St. Cloud, Minnesota..............   325,100
        Grand Island, Nebraska............   177,700
        Lincoln, Nebraska.................   226,000
        Fargo, North Dakota...............   288,800
        Minot, North Dakota...............   185,200
        Rapid City, South Dakota..........   186,600
        Sioux Falls, South Dakota.........   173,100
       *Sioux Falls, South Dakota
          (general merchandise warehouse).    79,300
        Appleton, Wisconsin...............   430,900

      Southeast:
         Macon, Georgia...................   247,700
       * Baltimore, Maryland..............   215,000
          (includes 60,000 square feet of
          refrigerated warehouse space
          located in Jessup, Maryland)
       * Hickory, North Carolina..........   120,500
          (general merchandise warehouse)
       * Lumberton, North Carolina........   256,600
          (includes produce warehouse of
          16,100 square feet located
          in Wilmington, North Carolina)
       * Newton, North Carolina...........   208,900
       * Rocky Mount, North Carolina......   201,800
         Bluefield, Virginia..............   197,700
       * Chesapeake, Virginia.............   233,300
                                           ---------
         Total square feet................ 4,584,900
                                           ---------
                                           ---------

- ------------

* Leased facility (excluding produce warehouse in Wilmington, North Carolina, which is owned).




  The distribution center facilities are leased for varying terms, all with remaining terms of less than 20 years. Total rent in fiscal 1993 for the leased facilities was $2,568,000.

   The following table shows the number and aggregate size of Company-owned and operated supermarkets and warehouse stores operated at January 1, 1994:

  *Supermarkets:
      Number of Stores................62
      Total Square Feet........1,601,000

  Warehouse stores:
      Number of Stores................40
      Total Square Feet........1,658,000

  Totals:
      Number of Stores...............102
      Total Square Feet........3,259,000

- --------
*   Includes 5 combination general merchandise/food stores.




      The Company leases 48 of its supermarket and combination general merchandise/food store buildings (the remainder are owned), which range in size up to approximately 70,000 square feet. The Company also leases 27 of its warehouse store buildings, which range in size up to approximately 73,000 square feet. These leases are for varying terms, primarily under 20 years. The total rent in fiscal 1993 for store buildings was $7,994,000.

      Further information about the lease obligations of the Company is given in Note 8 to Consolidated Financial Statements on page 24 of the 1993
Annual Report, incorporated herein by reference.

      Nash-DeCamp Company, a wholly owned subsidiary of the Company, owns and operates four packing, shipping and/or cold storage facilities in California in connection with its produce marketing operations, with total space of approximately 184,500 square feet. Its executive offices, comprising approximately 8,000 square feet, are in leased premises located in Visalia, California. In addition, the Company owns approximately 800 acres for the production of table grapes, 40 acres for the production of kiwi fruit, 820 acres for the production of peaches, plums, apricots and nectarines, and 255 acres for the production of citrus. These vineyards and orchards are located in the San Joaquin Valley of California.

      The Company makes a continuing effort to keep all of its properties and facilities modern, efficient and adequate for its operational needs, through the acquisition, disposition, expansion and improvement of such properties and facilities. As a result, the Company believes that its properties and facilities are, on an aggregate basis, fully utilized and adequate for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS.

      On August 31, 1993 one of the Company's customers, Paintsville Foods, Inc. (the "Debtor"), filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Eastern District of Kentucky. The Company has filed a plan of reorganization in this case that seeks approval of a bidding procedure to sell the assets of the Debtor. As of March 25, 1994, the plan of reorganization has not been approved by the court. For the fiscal year ended January 1, 1994, the Company's increased provision for bad debts included $5,030,000 relating to this bankruptcy proceeding. There are no other pending or threatened material legal proceedings to which the Company or any of its subsidiaries is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

      The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 1, 1994 are as follows:


                           Year First Elected
                           or Appointed as an
  Name (Age)               Executive Officer            Title
  ----------               ------------------           -----
 Harold B. Finch, Jr.(66)      1972             Chairman of the Board and Chief
                                                Executive Officer

 Alfred N. Flaten, Jr.(59)     1991             President and Chief Operating
                                                Officer

 Robert F. Nash (60)           1974             Vice President and Treasurer

 Norman R. Soland (53)         1986             Vice President, Secretary and
                                                General Counsel

 David W. Bell (49)            1990             Vice President, Corporate Retail
                                                Operations

 Charles F. Ramsbacher (51)    1991             Vice President, Marketing

 Clarence T. Walters (57)      1988             Vice President, Management
                                                Information Systems

 Steven L. Lumsden (48)        1992             Vice President, Warehouse and
                                                Transportation

 Gerald D. Maurice (60)        1993             Vice President, Store
                                                Development

 Lawrence A. Wojtasiak (48)    1990             Controller


      There are no family relationships between or among any of the executive officers or directors of the Company. Executive officers of the Company are elected by the Board of Directors for one-year terms, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors. Except as indicated below, there has been no change in position of any of the executive officers during the last five years.

      Mr. Flaten's election as President and Chief Operating Officer was effective in November 1991. He had been elected Executive Vice President, Sales and Operations of Nash Finch in February 1991. He was previously an operating officer, having served as Vice President, Corporate Retail Operations from January 1989 to February 1991.

      Mr. Bell was elected Vice President, Corporate Retail Operations in May 1991, having previously served as Vice President, Marketing from May 1990 to May 1991, and Director of Marketing from February 1990 to May 1990. Mr. Bell was previously employed by Shoprite Supermarkets, Inc., an operator of retail grocery stores, as Executive Vice President, Merchandising and Operations from 1989 to 1990, and as Vice President and General Manager from 1987 to 1989.

      Mr. Ramsbacher was elected Vice President, Marketing in May 1991, having previously served as operating Vice President, Iowa Division from May 1990 to May 1991, and Iowa Division Manager from August 1988 to May 1990.

      Mr. Lumsden was elected Vice President, Warehouse and Transportation in May 1992, having previously served as Director, Warehouse and Transportation from May 1990 to May 1992, and Manager, Distribution Center Operations from September 1987 to May 1990.

      Mr. Maurice was elected Vice President, Store Development in May 1993, having previously served as operating Vice President, Central Division for more than five years.

      Mr. Wojtasiak was elected Controller in May 1990. He was previously employed by The Diana Corporation, a diversified holding company, as a special project coordinator from July 1988 to April 1990.

                                    PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The information under the caption "Price Range of Common Stock and Dividends" on page 15 of the Company's 1993 Annual Report is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

      The financial information under the caption "Consolidated Summary of Operations" on pages 26 and 27 of the Company's 1993 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Company's 1993 Annual Report is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Consolidated Financial Statements and the report of its independent auditors on pages 16-25 of the Company's 1993 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Financial Information" on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      A.    DIRECTORS OF THE REGISTRANT.

      The information under the captions "Election of Directors--Information About Directors and Nominees" and "Election of Directors--Other Information About Directors and Nominees" in the Company's 1994 Proxy Statement is incorporated herein by reference.

      B.    EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

      C.    COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934.

      Information under the caption "Executive Compensation and Other Benefits--Compliance with Section 16(a) of the Exchange Act" in the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

      The information under the captions "Election of Directors--Director Compensation" and "Executive Compensation and Other Benefits" in the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Principal Stockholders and Beneficial Ownership of Management" in the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Election of Directors--Other Information About Directors and Nominees" in the Company's 1994 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   1.    FINANCIAL STATEMENTS:

            The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1993 Annual Report:

            Independent Auditors' Report -- page 16

            Consolidated Statements of Earnings for the years ended January 1, 1994, January 2, 1993 and December 28, 1991 -- page 16

            Consolidated Statements of Cash Flows for the years ended January 1, 1994, January 2, 1993 and December 28, 1991 -- page 17

            Consolidated Balance Sheets as of January 1, 1994 and January 2, 1993 -- pages 18 and 19

            Consolidated Statements of Stockholders' Equity for the years ended January 1, 1994, January 2, 1993 and December 28, 1991 -- page 20

            Notes to Consolidated Financial Statements -- pages 20-25

            2.    FINANCIAL STATEMENT SCHEDULES:

            The following financial statement schedules and auditors' report thereon are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):
                                                                          Page
                                                                          ----

  Independent Auditors' Report on Consolidated Financial
  Statement Schedules..............................................         14

  Financial Statement Schedules:

  V.    Property, Plant and Equipment, and Assets Under
        Capitalized Leases.........................................         15

  VI.   Accumulated Depreciation and Amortization of
        Property, Plant and Equipment, and Assets
        Under Capitalized Leases...................................         16

  VIII. Valuation and Qualifying Accounts..........................         17

  IX.   Short-Term Borrowings......................................         18

        All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

      3.  Exhibits:

      The exhibits to this Report are listed in the Exhibit Index on pages 20 to 24 herein.

      A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 21, 1994, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

      The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

          A. Nash Finch Profit Sharing Plan -- 1994 Revision and Nash Finch Profit Sharing Trust Agreement (as restated effective January 1, 1994) (filed herewith as Exhibit 10.6).

          B. Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended and restated effective December 31, 1993) (filed herewith as Exhibit 10.7).

          C. Excerpt from minutes of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785)).

          D. Nash Finch 1988 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1988 (File No. 0-785)).

          E. Amendment to 1988 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8 (File No. 33-26590)).

          F. Letter agreement, dated June 12, 1979, between Nash Finch and Donald R. Miller (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (File No. 0-785)).

          G. Excerpts from minutes of the Board of Directors regarding director compensation (filed herewith as Exhibit 10.14).

          H. Form of Director Fee Deferral Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

          I. Form of letter agreement specifying benefits in the event of termination of employment following a change in control of Nash Finch (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

          J.   Nash Finch Company Income Deferral Plan (filed herewith as
               Exhibit 10.17).

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

                       INDEPENDENT AUDITORS' REPORT ON
                  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




The Board of Directors
Nash Finch Company:


Under date of March 1, 1994, we reported on the consolidated balance sheets of Nash Finch Company and subsidiaries as of January 1, 1994 and January 2, 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended January 1, 1994, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of Company management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick






Minneapolis, Minnesota
March 1, 1994

                      NASH FINCH COMPANY and SUBSIDIARIES          Schedule V
        Property, Plant and Equipment, and Assets Under Capitalized Leases Fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991
                               (In thousands)


       Classification
- ---------------------------------       Balance at                Additions
Property, plant and equipment           beginning    Additions     due to      Retirements  Other changes  Balance at
- ---------------------------------        of year      at cost     acquisitions and sales    add (deduct)  end of year
                                        ---------    ---------    ------------ ---------    ------------- -----------
52 weeks ended December 28, 1991:
   Land                               $    20,337       2,628                       804                        22,161
   Buildings and improvements              80,278       2,024                     2,675         8,511 (a)      88,197
                                                                                                  101 (c)
                                                                                                  (42)(b)
   Furniture, fixtures and equipment      175,692      17,716                     8,157         4,258 (a)     189,551
                                                                                                   42 (b)
   Leasehold improvements                  22,509         477                       477         2,658 (a)      25,066
                                                                                                 (101)(c)
   Construction in progress                 5,725      13,991                       415       (15,427)(a)       3,874
                                        ---------     -------                   -------       --------        -------
                                      $   304,541      36,836                    12,528            --         328,849
                                        ---------     -------                   -------       --------        -------
                                        ---------     -------                   -------       --------        -------

53 weeks ended January 2, 1993:
   Land                               $    22,161       4,323                     2,067                        24,417
   Buildings and improvements              88,197       6,093                     5,517        10,606 (a)     100,772
                                                                                                1,393 (c)
   Furniture, fixtures and equipment      189,551      14,884        3,316       10,721         3,680 (a)     199,420
                                                                                               (1,290)(c)
   Leasehold improvements                  25,066         568                       638          (103)(c)      25,596
                                                                                                  703 (a)
   Construction in progress                 3,874      17,123                       354       (14,989)(a)       5,654
                                        ---------     -------      -------      -------       --------        -------
                                          328,849      42,991        3,316       19,297            --         355,859
                                        ---------     -------      -------      -------       --------        -------
                                        ---------     -------      -------      -------       --------        -------

52 weeks ended January 1, 1994:
   Land                               $    24,417         673          784        1,283         2,061 (a)      26,652
   Buildings and improvements             100,772       2,547        3,090        5,114           784 (c)     105,650
                                                                                                3,571 (a)
   Furniture, fixtures and equipment      199,420      18,972        4,701       14,242         1,105 (a)     209,172
                                                                                                 (784)(c)
   Leasehold improvements                  25,596         635        1,618        2,353           520 (a)      26,016

   Construction in progress                 5,654      13,555                     6,038        (7,257)(a)       5,914
                                        ---------     -------      -------      -------       --------        -------
                                      $   355,859      36,382       10,193       29,030            --         373,404
                                        ---------     -------      -------      -------       --------        -------
                                        ---------     -------      -------      -------       --------        -------



Assets under capitalized leases
- -------------------------------
52 weeks ended December 28, 1991:
   Buildings and improvements         $     5,507           --                        --           --           5,507
                                        ---------     -------                   -------       --------        -------
                                        ---------     -------                   -------       --------        -------

53 weeks ended January 2, 1993:
   Buildings and improvements         $     5,507           --                    1,748            --           3,759
                                        ---------     -------                   -------       --------        -------
                                        ---------     -------                   -------       --------        -------

52 weeks ended January 1, 1994:
   Buildings and improvements         $     3,759       5,451                         --           --           9,210
                                        ---------     -------                   -------       --------        -------
                                        ---------     -------                   -------       --------        -------

(a) Construction in progress transferred (to) from other property accounts.
(b) Elimination and reclassification entries.
(c) Transfers of equipment between classifications.


                   NASH  FINCH  COMPANY and SUBSIDIARIES            Schedule VI
          Accumulated Depreciation and Amortization of Property,
         Plant and Equipment, and Assets Under Capitalized Leases
  Fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991
                             (In thousands)



                                              Balance at  Charged to  Additions
                                              beginning   costs and    due to      Retirements  Other changes   Balance at
                  Description                  of year    expenses    acquisitions and sales     add (deduct)   end of year
    ---------------------------------       -----------   ----------  ------------ -----------  -------------   -----------
    Property, plant and equipment
    -----------------------------
    52 weeks ended December 28, 1991:
       Buildings and improvements           $   21,490       3,213                     622         53 (a)       24,134
       Furniture, fixtures and equipment       117,180      20,572                   7,389         10 (a)      130,373
       Amortization of leasehold                 9,769       1,835                     273        (63)(a)       11,268
                                            ----------    --------                 -------       -----        --------
                                            $  148,439      25,620                   8,284        --           165,775
                                            ----------    --------                 -------       -----        --------
                                            ----------    --------                 -------       -----        --------

    53 weeks ended January 2, 1993:
       Buildings and improvements           $   24,134       3,853                     605         61 (a)       27,443
       Furniture, fixtures and equipment       130,373      20,779                  10,049                     141,103
       Amortization of leasehold                11,268       1,912                     552        (61)(a)       12,567
                                            ----------    --------                 -------       -----        --------

                                            $  165,775      26,544                  11,206        --           181,113
                                            ----------    --------                 -------       -----        --------
                                            ----------    --------                 -------       -----        --------

    52 weeks ended January 1, 1994:
       Buildings and improvements           $   27,443       4,829                   1,117      2,798 (a)       33,953
       Furniture, fixtures and equipment       141,103      20,477                  13,320     (2,287)(a)      145,973
       Amortization of leasehold                12,567       1,989                   1,158       (511)(a)       12,887
                                            ----------    --------                 -------       -----        --------
                                            $  181,113      27,295                  15,595        --           192,813
                                            ----------    --------                 -------       -----        --------
                                            ----------    --------                 -------       -----        --------

    Assets under capitalized leases
    -------------------------------
    52 weeks ended December 28, 1991:
       Buildings and improvements           $    4,532         218                   --           --             4,750
                                            ----------    --------                 -------       -----        --------
                                            ----------    --------                 -------       -----        --------

    53 weeks ended January 2, 1993:
       Buildings and improvements           $    4,750         225                   1,748        --             3,227
                                            ----------    --------                 -------       -----        --------
                                            ----------    --------                 -------       -----        --------

    52 weeks ended January 1, 1994:
       Buildings and improvements           $    3,227         310                   --           --             3,537
                                            ----------    --------                 -------       -----        --------
                                            ----------    --------                 -------       -----        --------

    (a)   Transfers of equipment between classifications.

                    NASH  FINCH  COMPANY and SUBSIDIARIES         Schedule VIII
                      Valuation and Qualifying Accounts
 Fiscal years ended Janaury 1, 1994, January 2, 1993 and December 28, 1991
                               (In thousands)


                                                                         Additions
                                                               ---------------------------     Charged
                                               Balance at      Charged to                     (credited)                     Balance
                                               beginning       costs and        Due to         to other                       at end
              Description                       of year         expenses      acquisitions     accounts    Deductions        of year
- -----------------------------------------      ----------      ----------    ------------      --------    ----------        -------

52 weeks ended December 28, 1991:
   Allowance for doubtful receivables (d)        $4,534          1,430          --                124  (a)        938  (b)   5,150
   Provision for losses relating to
    leases on closed locations                    2,526            514          --                351  (c)      1,877        1,514
                                               ----------      ----------    ------------      --------    ----------        -------
                                                 $7,060          1,944          --                475           2,815        6,664
                                               ----------      ----------    ------------      --------    ----------        -------
                                               ----------      ----------    ------------      --------    ----------        -------
53 weeks ended January 2, 1993:
   Allowance for doubtful receivables (d)        $5,150          3,668          --             (4,000) (e)      1,316  (b)   3,554
                                                                                                   52  (a)
   Provision for losses relating to
    leases on closed locations                    1,514            316          --                178  (c)      1,341          667
                                               ----------      ----------    ------------      --------    ----------        -------
                                                 $6,664          3,984          --             (3,770)          2,657        4,221
                                               ----------      ----------    ------------      --------    ----------        -------
                                               ----------      ----------    ------------      --------    ----------        -------
52 weeks ended January 1, 1994:
   Allowance for doubtful receivables (d)        $3,554         10,146          --             (3,123) (e)      2,146  (b)   8,522
                                                                                                   91  (a)
   Provision for losses relating to
    leases on closed locations                      667            583          --                677  (c)      1,759          168
                                               ----------      ----------    ------------      --------    ----------        -------
                                                 $4,221         10,729          --             (2,355)          3,905        8,690
                                               ----------      ----------    ------------      --------    ----------        -------
                                               ----------      ----------    ------------      --------    ----------        -------

    (a) Recoveries on accounts previously charged off.
    (b) Accounts charged off.
    (c) Change in current portion shown as current liability.
    (d) Includes current and non-current receivables.
    (e) Reserve for estimated losses on notes sold reclassified to other current liability, as to which the Company is contingently liable.


                      NASH FINCH COMPANY and SUBSIDIARIES            Schedule IX
                           Short-term Borrowings
     Fiscal years ended January 1, 1994, January 2, 1993 and December 28, 1991
                        (Dollar amounts in thousands)

                                                                                       Maximum          Average         Weighted
                                                                     Weighted           amount        daily amount    daily average
                                                     Balance         average          oustanding      outstanding     interest rate
    Category of aggregate                           at end of        interest         during the       during the      during the
    short-term borrowings                             period           rate             period           period          period
- ------------------------------------------          ---------        --------         ----------      ------------     -----------

    52 weeks ended December 28, 1991:
       Payable to banks for borrowings           $       7,600         5.02        $      19,000    $       3,873          6.1

    53 weeks ended January 2, 1993:
       Payable to banks for borrowings           $      47,500         3.7         $      51,500    $      27,748          4.1

    52 weeks ended January 1, 1994:
       Payable to banks for borrowings           $      38,300         3.4         $      56,400    $      43,234          3.4

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1994         NASH-FINCH COMPANY

                               By/s/Harold B. Finch, Jr.
                                 -----------------------
                                   Harold B. Finch, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.



/s/Harold B. Finch, Jr.                    /s/Alfred N. Flaten, Jr.
- ------------------------------------       ------------------------------------
Harold B. Finch, Jr., Chairman of the      Alfred N. Flaten, Jr., President,
Board,Chief Executive Officer (Principal   Chief Operating Officer and Director
Executive Officer) and Director


/s/Robert F. Nash                          /S/Lawrence A. Wojtasiak
- ----------------------------               ------------------------------------
Robert F. Nash, Vice President and         Lawrence A. Wojtasiak, Controller
Treasurer (Principal Financial Officer)    (Principal Accounting Officer)
and Director

/s/Carole F. Bitter                        /s/Richard A. Fisher
- ----------------------------               ------------------------------------
Carole F. Bitter, Director                 Richard A. Fisher, Director


/s/Allister P. Graham                      /s/John H. Grunewald
- ----------------------------               ------------------------------------
Allister P. Graham, Director               John H. Grunewald, Director


/s/Richard G. Lareau                       /s/Russell N. Mammel
- ----------------------------               ------------------------------------
Richard G. Lareau, Director                Russell N. Mammel, Director


/s/Donald R. Miller                        /s/Jerome O. Rodysill
- ----------------------------               ------------------------------------
Donald R. Miller, Director                 Jerome O. Rodysill, Director


/s/Arthur C. Wangaard, Jr.
- ----------------------------
Arthur C. Wangaard, Jr., Director

                              NASH FINCH COMPANY

                        EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-K
                     For Fiscal Year Ended January 1, 1994

Item
 No.    Item                        Method of Filing
- ----    ----                        ----------------

3.1   Restated Certificate of
      Incorporation of Nash
      Finch....................     Incorporated by reference to Exhibit 3.1
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    28, 1985 (File No. 0-785)

3.2   Amendment to Restated
      Certificate of Incorporation
      of the Company, effective
      May 29, 1986.............     Incorporated by reference to Exhibit 19.1
                                    to the Company's Quarterly Report on Form
                                    10-Q for the quarter ended October 4, 1986
                                    (File No. 0-785)

3.3   Amendment to Restated
      Certificate Incorporation
      of the Company, effective
      May 15, 1987.............     Incorporated by reference to Exhibit 4.5
                                    to the Company's Registration Statement on Form S-3 (File No. 33-14871)

3.4   Bylaws of the Company....     Incorporated by reference to Exhibit 3.3
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    31, 1983 (File No. 0-785)

3.5   Amendment to Bylaws of
      the Company, effective
      November 12, 1985........     Incorporated by reference to Exhibit 3.3
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    28, 1985 (File No. 0-785)

3.6   Amendment to Bylaws of
      the Company, effective
      May 13, 1986.............     Incorporated by reference to Exhibit 19.2
                                    to the Company's Quarterly Report on Form
                                    10-Q for the Quarter ended October 4, 1986
                                    (File No. 0-785)

Item
 No.    Item                        Method of Filing
- ----    ----                        ----------------

3.7   Amendment to Bylaws of the
      Company, effective
      May 12, 1987.............     Incorporated by reference to Exhibit 4.9
                                    to the Company's Registration Statement on Form S-3 (File No. 33-14871)

4.1   Specimen Form of the
      Company's Common Stock
      Certificate..............     Incorporated by reference to Exhibit 4.1
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    30, 1989 (File No. 0-785).

4.2   Amended and Restated
      Stockholder Rights
      Agreement, dated
      January 18, 1990, between
      the Company and Norwest
      Bank Minnesota,
      National Association.....     Incorporated by reference to Exhibit 1 to
                                    the Company's Amendment to Application or Report on Form 8 dated January 18, 1990
                                    (File No. 0-785)

10.1  Note Agreement, dated
      August 1, 1986, between the
      Company and Nationwide Life
      Insurance Company........     Incorporated by reference to Exhibit 19.3
                                    to the Company's Quarterly Report on Form
                                    10-Q for the quarter ended October 4, 1986
                                    (File No. 0-785)

10.2  Note Agreements, dated
      September 15, 1987, between
      the Company and IDS Life
      Insurance Company, and
      between the Company and IDS
      Life Insurance Company of
      New York.................     Incorporated by reference to Exhibit 19.1
                                    to the Company's Quarterly Report on Form
                                    10-Q for the quarter ended October 10,
                                    1987 (File No. 0-785)

Item
 No.    Item                        Method of Filing
- ----    ----                        ----------------

10.3  Note Agreements, dated
      September 29, 1989,
      between the Company
      and Nationwide Life
      Insurance Company, and
      between the Company and
      West Coast Life
      Insurance Company........     Incorporated by reference to Exhibit 19.1
                                    to the Company's Quarterly Report on Form
                                    10-Q for the quarter ended October 7, 1989
                                    (File No. 0-785)

10.4  Note Agreements dated
      March 22, 1991, between the
      Company and The Minnesota
      Mutual Life Insurance
      Company, and between the
      Company and The Minnesota
      Mutual Life Insurance
      Company - Separate
      Account F................     Incorporated by reference to Exhibit 19.1
                                    to the Company's Quarterly Report on Form
                                    10-Q for the quarter ended March 23, 1991
                                    (File No. 0-785)

10.5  Note Agreements, dated as of
      February 15, 1993 between
      the Company and Principal
      Mutual Life Insurance Company,
      and between the Company and
      Aid Association for
      Lutherans................     Incorporated by reference to Exhibit 19.1
                                    to the Company's Quarterly Report on Form
                                    10-Q for the quarter ended March 27, 1993
                                    (File No. 0-785).

10.6  Nash Finch Profit Sharing
      Plan--1994 Revision and
      Nash Finch Profit Sharing
      Trust Agreement (as
      restated effective
      January 1, 1994).........     Filed herewith

10.7  Nash Finch Company Executive
      Incentive Bonus and
      Deferred Compensation Plan
      (as amended and restated
      effective December 31,
      1993)....................     Filed herewith

Item
 No.    Item                        Method of Filing
- ----    ----                        ----------------

10.8  Excerpts from Minutes of
      Board of Directors
      regarding Nash Finch
      Company Pension Plan,
      as amended effective
      January 2, 1966..........     Incorporated by reference to Exhibit 10.9
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended January 3, 1987 (File No. 0-785)

10.9  Nash-Finch Company 1988
      Long-Term Stock Incentive
      Plan, effective
      May 10, 1988.............     Incorporated by reference to Exhibit 10.14
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended January 2, 1988 (File No. 0-785)

10.10 Amendment to 1988 Long-
      Term Stock Incentive Plan,
      effective December 22,
      1988.....................     Incorporated by reference to Exhibit 28.2
                                    to the Company's Registration Statement on Form S-8 (File No. 33-26590)

10.11 Form of Stock Option
      Agreement under
      1988 Long-Term Stock
      Incentive Plan...........     Incorporated by reference to Exhibit 10.12
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    31, 1988 (File No. 0-785)

10.12 Form of Restricted Stock
      Award Agreement under
      1988 Long-Term Stock
      Incentive Plan...........     Incorporated by reference to Exhibit 10.13
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    31, 1988 (File No. 0-785)

10.13 Letter Agreement, dated
      June 12, 1979, between the
      Company and Donald R.
      Miller...................     Incorporated by reference to Exhibit 10.8
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    31, 1983 (File No. 0-785)

Item
 No.    Item                        Method of Filing
- ----    ----                        ----------------

10.14 Excerpts from Board minutes
      regarding director
      compensation.............     Filed herewith

10.15 Form of Director Fee
      Deferral Agreement.......     Incorporated by reference to Exhibit 10.19
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    29, 1990 (File No. 0-785)

10.16 Form of Letter Agreement
      Specifying Benefits in the
      Event of Termination of
      Employment Following a
      Change in Control of the
      Company...................    Incorporated by reference to Exhibit 10.20
                                    to the Company's Annual Report on Form
                                    10-K for the fiscal year ended December
                                    29, 1990 (File No. 0-785)

10.17 Nash Finch Company
      Income Deferral Plan......    Filed herewith

13.1  1993 Annual Report to
      Stockholders (selected
      portions of pages 14-27)...   Filed herewith

21.1  Subsidiaries of the
      Registrant................    Filed herewith

23.1  Independent Auditors'
      Consent...................    Filed herewith