Form 10-Q
period 1994-03-26
NASH FINCH CO
filed 1994-05-10
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  /x/   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the twelve weeks ended March 26, 1994

                                or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  / /         OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission File no. 0-785

                               NASH FINCH COMPANY

             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                410431960
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

7600 France Ave. South, Minneapolis, Minnesota                 55435
     (Address of principal executive offices)               (Zip Code)

                                 (612)  832-0534
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES    X                       NO
                                ----                         ----



Number of shares of common stock outstanding at May 4, 1994:

                                        10,872,424 shares

                         PART I - FINANCIAL INFORMATION

     This report is for the twelve-week interim period beginning
January 2, 1994, through March 26, 1994.

   The accompanying financial information has been prepared in conformity with generally accepted accounting principles and practices, and methods of applying accounting principles and practices, (including consolidation practices) as reflected in the financial information included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the preceding fiscal year. The financial statements included in this quarterly report include all adjustments which are, in the opinion of management, necessary to a fair presentation of the Company's financial position and results of operations for the interim period.

  The information contained herein has not been audited by independent certified public accountants and is subject to any adjustments which may develop in connection with the annual audit of its accounts by KPMG Peat Marwick, the Company's independent public accountants.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)


                                                  Twelve Weeks Ended
                                           --------------------------------
                                           March 26, 1994     March 27, 1993
                                           --------------     --------------
Income:
     Net sales                             $    610,135             592,973
     Other revenues                               8,030               8,093
                                           ------------          ----------
          Total revenues                        618,165             601,066

Cost and expenses:
     Cost of sales                              527,696             516,583
     Selling, general and administrative
       and other operating expenses              76,635              71,913
     Depreciation and amortization                7,063               6,423
     Interest expense                             2,451               2,126
                                           ------------          ----------

          Total costs and expenses              613,845             597,045

          Earnings before income taxes            4,320               4,021


Income taxes                                      1,749               1,568
                                           ------------          ----------

          Net earnings                     $      2,571               2,453
                                           ------------          ----------
                                           ------------          ----------

Weighted average number of
     common shares outstanding                   10,872              10,872
                                           ------------          ----------
                                           ------------          ----------

Earnings per share                         $        .24                 .23
                                           ------------          ----------
                                           ------------          ----------

- - -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                                March 26,         January 1,
Assets                                                            1994               1994
- - ------                                                          -----------       ----------
Current assets:                                                 (Unaudited)
  Cash on hand                                                 $     911                890
  Accounts and notes receivable, net                              88,332             95,952
  Inventories                                                    193,678            186,637
  Prepaid expenses                                                13,984              7,391
  Deferred tax assets                                              1,081              4,055
                                                               ---------          ---------
    Total current assets                                         297,986            294,925

Investments at net equity                                          7,521              7,137
Notes receivable, noncurrent                                      19,137             20,187

Property, plant and equipment:
  Land                                                            25,097             26,652
  Buildings and improvements                                     105,840            105,650
  Furniture, fixtures, and equipment                             215,497            209,172
  Leasehold improvements                                          26,097             26,016
  Construction in progress                                         3,733              5,914
  Assets under capitalized leases                                  9,930              9,210
                                                               ---------          ---------
                                                                 386,194            382,614

  Less accumulated depreciation and amortization                (199,403)          (196,350)
                                                               ---------          ---------
    Net property, plant and equipment                            186,791            186,264
                                                               ---------          ---------

Intangible assets, net                                             9,111              9,512
Other assets                                                       3,572              3,629
                                                               ---------          ---------
    Total assets                                              $  524,118            521,654
                                                               ---------          ---------
                                                               ---------          ---------

Liabilities and Stockholders' Equity
- - ------------------------------------
Current liabilities:
  Outstanding checks, net of cash in banks                    $   15,493             14,301
  Short-term debt payable to banks                                43,500             38,300
  Current maturities of long-term debt and
     capitalized lease obligations                                 6,747              3,980
  Accounts payable                                               119,246            119,970
  Accrued expenses                                                32,856             27,032
  Income taxes                                                     1,322              4,315
  Other current liabilities                                        --                 7,123
                                                              ----------        -----------
      Total current liabilities                                  219,164            215,021

Long-term debt                                                    86,747             89,811
Capitalized lease obligations                                      8,870              8,076
Deferred compensation                                              8,873              9,065
Other                                                                587                417
Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares;  none issued                            --                 --
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,224 shares                18,706             18,706
  Additional paid-in capital                                      11,954             11,954
  Retained earnings                                              172,283            171,670
                                                               ---------          ---------
  Less cost of 351 shares and 352 shares of                      202,943            202,330
    common stock in treasury, resectively                         (3,066)            (3,066)
                                                               ---------          ---------
      Total stockholders' equity                                 199,877            199,264
                                                               ---------          ---------
      Total liabilities and stockholders' equity              $  524,118            521,654
                                                               ---------          ---------
                                                               ---------          ---------

- - ------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows  (Unaudited)
(In thousands)

                                                                       Twelve Weeks Ended
                                                          ---------------------------------------
                                                             March 26, 1994          March 27, 1993
                                                          -----------------          ------------
Cash flows from operating activities:
  Net earnings                                            $         2,571                  2,453
  Adjustments to reconcile net income to net cash
    provided by operting activities:
    Depreciation and amortization                                   7,063                  6,423
    Provision for bad debts                                            (4)                   767
    Provision for losses on closed lease locations                     64                   (298)
    Deferred income taxes                                           2,974                    (51)
    Deferred compensation                                            (192)                    31
    Earnings of equity investments                                   (373)                  (418)
    Other                                                               9                   (137)
  Changes in current assets and liabilities:
    Accounts and notes receivable                                   2,538                 (5,615)
    Inventories                                                    (1,936)                 9,851
    Prepaid expenses                                               (6,371)                (7,160)
    Accounts payable                                               (2,682)                 6,691
    Accrued expenses                                                5,823                  6,563
    Income taxes                                                   (2,993)                (3,720)
                                                           --------------          --------------
      Net cash provided by operating activities           $         6,491                 15,380
                                                           --------------          --------------

Cash flows from investing activities:
  Disposal of property, plant and equipment                         4,894                  4,731
  Additions to property,  plant  and  equipment
    excluding capital leases                                       (6,477)                (8,383)
  Business acquired                                                (8,307)                    --
  Loans to customers                                               (2,028)                (2,954)
  Payments from customers on loans                                  1,662                  1,140
  Other                                                                (7)                  (104)
                                                           --------------          --------------
      Net cash used for investing activities              $       (10,263)                (5,570)
                                                           --------------          --------------

Cash flows from financing activities:
  Dividends paid                                                   (1,958)                (1,957)
  Proceeds of short-term debt                                       5,200                  3,800
  Payments of long-term debt                                         (523)                (1,364)
  Payments of capitalized lease obligations                          (118)                   (63)
                                                           --------------          --------------
      Net cash provided by
        financing activities                                        2,601                    416
                                                           --------------          --------------
      Net (decrease) increase in cash                     $        (1,171)                10,226
                                                           --------------          --------------
                                                           --------------          --------------


- - -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity


- - ----------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended March 26, 1994,
January 1, 1994 and January 2, 1993
(In thousands, except per share amounts)                         Additional                                                  Total
                                               Common stock       paid-in         Retained         Treasury stock    stockholders'
                                           -------------------                                ---------------------
                                           Shares       Amount     capital        earnings    Shares         Amount         equity
- - ----------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 1991               11,224   $   18,706       11,938        151,274      (353)    $   (3,072)       178,846

Net earnings                                   --           --           --         20,068        --             --         20,068
Dividend declared of $.71 per share            --           --           --         (7,718)       --             --         (7,718)
Treasury stock issued upon exercise of
  options and other insignificant items        --           --            6             --         1              2              8
                                          --------  ----------     --------       ---------    ------     ---------        --------
Balance at January 2, 1993                 11,224       18,706       11,944        163,624      (352)        (3,070)       191,204

Net earnings                                --            --          --            15,874       --              --         15,874
Dividend declared of $.72 per share         --            --          --            (7,828)      --              --         (7,828)
Treasury stock issued upon exercise of
  options and other insignificant items     --            --             10         --             1              4             14
                                          --------  ----------     --------       ---------    ------     ---------        --------


Balance at January 1, 1994                 11,224       18,706       11,954        171,670      (351)        (3,066)       199,264

Net earnings                                 --            --          --            2,571       --              --          2,571
Dividend declared of $.18 per share          --            --          --           (1,958)      --              --         (1,958)
Treasury stock issued upon exercise of
  options and other insignificant items      --            --          --                        --              --             --

Balance at March 26, 1994                  11,224   $   18,706       11,954        172,283      (351)    $  (3,066)        199,877
                                          --------  ----------     --------       ---------    ------     ---------        --------
                                          --------  ----------     --------       ---------    ------     ---------        --------

- - ------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 26, 1994

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 26, 1994 and January 1, 1994, and the results of operations for the 12-week period ending March 26, 1994 and March 27, 1993 the changes in cash flows for 12-week periods ending March 26, 1994 and March 27, 1993, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been $42.0 million and $42.5 million higher at March 26, 1994 and at January 1, 1994, respectively.

NOTE 3

     Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Options granted under the Company's qualified stock plan are considered common stock equivalents for the purpose of earnings per share data, but have been excluded from the computation since the dilutive effect is not material.

Note 4

     Effective January 31, 1994, the Company acquired the assets of Food Folks, Inc., a former customer with 23 stores located in the Carolina's. Under the terms of the agreement, assets with a fair market value of approximately $12.4 million were to be transferred to the Company in exchange for a maximum $1.8 million in cash, of which $1.3 million was paid at closing, the assumption of liabilities of $3.2 million and the forgiveness of $7.4 million in debt, net of a bad debt reserve established by the Company. This transaction was accounted for as a troubled debt restructuring during the quarter and will be subject to final purchase price adjustments in the second quarter of 1994.

NOTE 5

     On April 2, 1992, the Company sold customer notes totalling $22.8 million. The notes having maturities through the year 2000, were sold at face value with limited recourse as to certain notes. The Company is responsible for collection of the notes and remits the principal plus a floating rate of interest to the purchaser on a monthly basis. Proceeds from the sale of the notes receivable were used to pay off short-term bank debt.

     Remaining balances on the notes receivable sold totaled $3.6 million at March 26, 1994.

     The Company is contingently liable should these notes become uncollectible. During the quarter, $7.0 million in notes were repurchased as a part of a troubled debt restructuring of Food Folks Inc., a former customer. These notes were charged against a reserve for contingent losses on sold notes which totaled $7.1 million at January 1, 1994.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues for the first quarter of fiscal 1994 increased 2.8% over the comparable period last year. The increase is principally due to growth in retail sales resulting from the acquisition of the Easter's store chain which occurred in June 1993 and the 23-store Food Folks chain acquired from a former customer at the end of January 1994. Revenues otherwise were flat due to continued deflation in food prices and severe weather conditions in certain areas of the Midwest and East Coast which occurred in January and February.

     Gross margins were 14.6% for the first quarter of fiscal 1994 compared to 14.1% for the same twelve week period last year. The increase resulted from a greater proportion of retail sales which typically achieve higher gross margins. Also, a change in sales mix to higher margin specialty departments contributed to an overall improvement in retail margins.

     Selling, general and administrative expenses as a percent of total revenues were 12.4% compared to 12.0% last year. Again, the principal reason for the increase was the greater proportion of retail business which operates at higher expense levels as a percent of sales.

     Depreciation and amortization expenses for the first quarter were up 10.0% due to increases in net capital expenditures and intangible assets since last year.

     Interest expense increased 15.3% compared to the same period last year as a result of higher average short-term borrowings during the quarter and slightly higher borrowing rates.


     Income tax expense increased due to higher pretax earnings and a higher effective tax rate. The effective tax rate for the first quarter was 40.5% compared to 39.0% for the same quarter last year. The rate increase reflects new federal tax legislation enacted during the third quarter of 1993.

     Net earnings in the first quarter were $2.6 million, an increase of 4.8% over the comparable period last year. The earnings increase is attributed to improved performance at the retail level during the quarter.

LIQUIDITY & CAPITAL RESOURCES

   Primary sources of capital available to the Company are from internally generated funds and bank lines of credit. Net cash provided from operating activities during the first quarter was

$6.5 million, compared to $15.4 million in 1993. The decrease is primarily attributed to an increase in cash outlays for inventories of $1.9 million this year, compared to a reduction of $9.8 million for the same period last year The prior year quarter reflected the sell-off of large cigarette inventories on hand at the end of fiscal 1992.

     Capital expenditures in the first quarter were $6.5 million, exclusive of acquisitions. Of the anticipated capital expenditures for 1994 of $40.9 million, $10.5 million are planned for improvements to distribution center facilities, $21.1 million for retail facilities and the balance for other corporate purposes.

     In the first quarter of 1994, the Company acquired the assets and assumed certain liabilities of Food Folks, Inc., a retail supermarket chain located primarily in southeast North Carolina. Notes representing loans to Food Folks previously sold in April 1992 were repurchased for $7.0 million cash at the time of the acquisition.

     The Company's long-term debt rating of A- from Standard & Poors, short-term bank credit facilities, internal cash flow and the availability of favorable lease financing will provide the Company with flexibility to meet its future financial needs.

                           PART II - OTHER INFORMATION

                                 NOT APPLICABLE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                               ------------------
                                   Registrant



Date May 9, 1994                   By  /s/  Harold B. Finch, Jr.
                                   ------------------------------------
                                            Harold B. Finch, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer



Date May 9, 1994                   By  /s/  Robert F. Nash
                                   ------------------------------------
                                            Robert F. Nash
                                            Vice President and Treasurer