Form 10-Q
period 1994-06-18
NASH FINCH CO
filed 1994-08-01
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  /x/   OF THE SECURITIES EXCHANGE ACT OF 1934
          For the twenty-four weeks ended June 18, 1994

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  / /         OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission File no. 0-785

                               NASH-FINCH COMPANY






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





Number of shares of common stock outstanding at July 27, 1994:

                                                 10,872,794 shares
                                                 -----------------

                         PART I - FINANCIAL INFORMATION


     This report is for the twenty-four week interim period beginning January 1, 1994, through June 18, 1994.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)



                                                       June 18,      January 1,
Assets                                                   1994            1994
- - ------                                                 ----------     ----------
Current assets:                                       (Unaudited)
  Cash on hand                                         $       960          890
  Accounts and notes receivable, net                       107,797       95,952
  Inventories                                              186,878      186,637
  Prepaid expenses                                          12,995        7,391
  Deferred tax assets                                        3,914        4,055
                                                       -----------   ----------
    Total current assets                                   312,544      294,925


Investments at net equity                                    7,285        7,137
Notes receivable, noncurrent                                18,677       20,187


Property, plant and equipment:
  Land                                                      25,147       26,652
  Buildings and improvements                               106,220      105,650
  Furniture, fixtures, and equipment                       216,728      209,172
  Leasehold improvements                                    25,802       26,016
  Construction in progress                                   7,090        5,914
  Assets under capitalized leases                            9,931        9,210
                                                       -----------   ----------

                                                           390,918      382,614


  Less accumulated depreciation and amortization          (201,285)    (196,350)
                                                       -----------   ----------
     Net property, plant and equipment                     189,633      186,264
                                                       -----------   ----------

Intangible assets, net                                       8,730        9,512
Other assets                                                 2,374        3,629
                                                       -----------   ----------
     Total assets                                        $ 539,243      521,654
                                                       -----------   ----------
                                                       -----------   ----------


Liabilities and Stockholders' Equity
- - ------------------------------------
Current liabilities:
  Outstanding checks, net of cash in banks                $ 13,760       14,301
  Short-term debt payable to banks                          45,900       38,300
  Current maturities of long-term debt and
     capitalized lease obligations                           6,168        3,980
  Accounts payable                                         126,702      119,970
  Accrued expenses                                          32,158       27,032
  Income taxes                                               4,959        4,315
  Other current liabilities                                     --        7,123
                                                       -----------   ----------
     Total current liabilities                             229,647      215,021


Long-term debt                                              86,593       89,811
Capitalized lease obligations                                8,924        8,076
Deferred compensation                                        8,786        9,065
Other                                                        2,154          417

Stockholders' equity:
  Preferred stock - no par value
   Authorized 500 shares;none issued                            --           --
  Common stock of $1.66 2/3 par value
   Authorized 25,000 shares, issued 11,224 shares           18,706       18,706
  Additional paid-in capital                                11,958       11,954
  Retained earnings                                        175,539      171,670
                                                       -----------   ----------
  Less cost of 351 shares of common                        206,203      202,330
    stock in treasury                                       (3,064)      (3,066)
                                                       -----------   ----------
     Total stockholders' equity                            203,139      199,264
                                                       -----------   ----------
     Total liabilities and stockholders' equity           $539,243      521,654
                                                       -----------   ----------
                                                       -----------   ----------

- - -----------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)


                                                                Twelve Weeks Ended               Twenty-four Weeks Ended
                                                          ----------------------------       -----------------------------
                                                          June 18, 1994  June 19, 1993       June 18, 1994   June 19, 1993
                                                          ------------   -------------       -------------   ------------
Income:
    Net sales                                             $    656,346       621,940            1,266,481       1,214,913
    Other revenues                                              14,016         9,326               22,046          17,419
                                                          ------------   -----------          -----------    ------------
        Total revenues                                         670,362       631,266            1,288,527       1,232,332

Cost and Expenses:
    Cost of sales                                              566,167       540,365            1,093,863       1,056,948
    Selling, general and administrative
        and other operating expenses                            85,307        73,868              161,942         145,781
    Depreciation and amortization                                7,409         6,356               14,472          12,779
    Interest expense                                             2,718         2,459                5,169           4,585
                                                          ------------   -----------          -----------    ------------
        Total costs and expenses                               661,601       623,048            1,275,446       1,220,093

        Earnings before income taxes                             8,761         8,218               13,081          12,239


Income taxes                                                     3,549         3,205                5,298           4,773
                                                          ------------   -----------          -----------    ------------


        Net earnings                                        $    5,212         5,013                7,783           7,466
                                                          ------------   -----------          -----------    ------------
                                                          ------------   -----------          -----------    ------------


Weighted average number of
  common shares outstanding                                     10,872        10,872               10,872          10,872
                                                          ------------   -----------          -----------    ------------
                                                          ------------   -----------          -----------    ------------


Earnings per share                                            $    .48           .46                  .72             .69
                                                          ------------   -----------          -----------    ------------
                                                          ------------   -----------          -----------    ------------


- - ----------------------------------------
See accompanying notes to consolidated financial statements.


NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)                                                               Twenty-four Weeks Ended
                                                                         ---------------------------------
                                                                          June 18, 1994      June 19, 1993
                                                                         ---------------     --------------
Cash flows from operating activities:
   Net earnings                                                           $   7,783              7,466
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                          14,472             12,779
      Provision for bad debts                                                   283              3,247
      Provision for losses on closed lease locations                            250               (305)
      Deferred income taxes                                                   2,649                (51)
      Deferred compensation                                                    (279)              (129)
      Earnings of equity investments                                           (754)              (852)
      Other                                                                      23                 41
   Changes in current assets and liabilities:
      Accounts and notes receivable                                         (15,742)            (5,234)
      Inventories                                                             4,864             29,214
      Prepaid expenses                                                       (5,383)            (5,426)
      Accounts payable                                                        4,774              1,511
      Accrued expenses                                                        5,126              8,522
      Income taxes                                                              644             (3,566)
                                                                       ------------         ----------
         Net cash provided by operating activites                            18,710             47,217
                                                                       ------------         ----------

Cash flows from investing activities:
   Dividends received                                                           618                506
   Disposal of property, plant and equipment                                  6,207              5,934
   Additions to property, plant and equipment
      excluding capital leases                                              (17,607)           (24,102)
   Business acquired                                                         (8,307)                --
   Loans to customers                                                        (4,908)            (5,930)
   Payments from customers on loans                                           3,560              3,704
   Other                                                                        (34)              (115)
                                                                       ------------         ----------
      Net cash used for investing activities                                (20,471)           (20,003)
                                                                       ------------         ----------

Cash flows from financing activities:
   Dividends paid                                                            (3,914)            (3,914)
   Proceeds (Payments) of short-term debt                                     7,600            (11,700)
   Payments of long-term debt                                                (1,260)              (818)
   Payments of capitalized lease obligations                                    (60)              (158)
   Other                                                                          6                  9
                                                                       ------------         ----------
      Net cash provided by (used for)
         financing activities                                                 2,372            (16,581)
                                                                       ------------         ----------
         Net increase in cash                                               $   611             10,633
                                                                       ------------         ----------
                                                                       ------------         ----------


- - --------------------------------------
See accompanying notes to consolidated financial statements.



NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
- - -----------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended June 18,
January 1, 1994 and January 2, 1993
(In thousands, except per share amounts)
                                                         Common stock       Additional              Treasury stock       Total
                                                      -------------------     pain-in  Retained    -----------------  stockholders'
                                                      Shares       Amount     capital  earnings    Shares     Amount     equity
- - -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1991                          11,224    $   18,706    11,938    151,274    (353)    $  (3,072)    178,846
Net earnings                                              --            --        --     20,068      --            --      20,068
Dividend declared of $.71 per share                       --            --        --     (7,718)     --            --      (7,718)
Treasury stock issued upon exercise of
   options and other insignificant items                  --            --         6         --       1             2           8
                                                   ---------     ---------   -------   --------   -----      --------    --------
Balance at January 2, 1993                            11,224        18,706    11,944    163,624    (352)       (3,070)    191,204
Net earnings                                              --            --        --     15,874      --            --      15,874
Dividend declared of $.72 per share                       --            --        --     (7,828)     --            --      (7,828)
Treasury stock issued upon exercise of
   options and other insignificant items                  --            --        10         --       1             4          14
                                                   ---------     ---------   -------   --------   -----      --------    --------

Balance at January 1, 1994                            11,224        18,706    11,954    171,670    (351)       (3,066)    199,264

Net earnings                                              --            --        --      7,783      --            --       7,783
Dividend declared of $.36 per share                       --            --        --     (3,914)     --            --      (3,914)
Treasury stock issued upon exercise of
   options and other insignificant items                  --            --         4                 --             2           6
                                                   ---------     ---------   -------   --------   -----      --------    --------

Balance at June 18, 1994                              11,224    $   18,706    11,958    175,539    (351)   $   (3,064)    203,139
                                                   ---------     ---------   -------   --------   -----      --------    --------
                                                   ---------     ---------   -------   --------   -----      --------    --------


- - ---------------------------------------
See accompanying notes to consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 18, 1994

NOTE 1


     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 18, 1994 and January 1, 1994, and the results of operations for the 12-week and 24- week periods ending June 18, 1994, June 19, 1993 and the changes in cash flows for the 24-week periods ending June 18, 1994 and June 19, 1993. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 2



     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been $ 41.9 million and $ 42.5 million higher at June 18, 1994 and at January 1, 1994, respectively.

NOTE 3

     Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Options granted under the Company's qualified stock plan are considered common stock equivalents for the purpose of earnings per share data, but have been excluded from the computation since the dilutive effect is not material.

NOTE 4

     Effective January 31, 1994, the Company acquired the assets of Food Folks, Inc., a former customer with 23 stores located in the Carolina's. Under the terms of the agreement, assets with a fair market value of approximately $12.4 million were to be transferred to the Company in exchange for a maximum $1.8 million in cash, of which $1.3 million was paid at closing, the assumption of liabilities of $3.2 million and the forgiveness of $7.4 million in debt, net of a bad debt reserve established by the Company. This transaction was accounted for as a troubled debt restructuring and is subject to final purchase price adjustments.

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

     Remaining balances on the notes receivable sold totaled $3.2 million at June 18, 1994.

     The Company is contingently liable should these notes become uncollectible. On March 4, 1994, $7.0 million in notes were repurchased as a part of a troubled debt restructuring of Food Folks Inc., a former customer. These notes were charged against a reserve for contingent losses on sold notes which totaled $7.1 million at January 1, 1994.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

This will change as Larry writes the new narrative. Total revenues for the second quarter of fiscal 1994 increased 6.2% over the same period last year. The improvement is primarily due to growth in retail sales resulting from the acquisition of the Easter's store chain which occurred in June 1993 and the 23-store Food Folks chain acquired from a former customer in January 1994. These acquisitions raised retail segment sales to 33.8% of total sales during the quarter, compared to 29.0% for the corresponding quarter last year.

Wholesale revenues continue to be negatively impacted by food price deflation, as measured internally, especially in non-perishable product categories.

Gross margins were 15.5% for the second quarter this year compared to 14.4% for the same 12-week period last year. On a year basis, margins were 15.1% compared to 14.2% last year. The increases for both periods resulted from a greater proportion of retail sales which typically achieve higher gross margins. In addition, a change in retail sales mix to higher margin speciality departments also contributed to the overall improvements in gross margins.

Selling, general and administrative expenses as a percent of total revenues, were 12.7% and 12.6% for the quarter and year to date, respectively, compared to 11.7% and 11.8% for the prior year quarter and year to date, respectively. The increase resulted from a greater proportion of retail business which operates at higher expense levels as a percent of revenues. Prior year quarter and year to date expenses included bad debt provisions for certain troubled accounts. In fiscal 1994, the elimination of these non- recurring charges was partially offset by higher computer system development costs and advertising and promotional expenses.

Depreciation and amortization expenses increased 16.6% and 13.2% for the quarter and year to date, respectively, compared to the same periods last year. The additional expense reflects the increases in net capital expenditures and intangible costs which resulted from acquisitions since the prior year periods.

Interest expense increased 10.5% for the quarter and 12.7% year to date compared to last year due to higher average short-term borrowings and higher interest rates.

Income tax expense increased due to higher pretax earnings for the quarter and year to date. Also, the effective tax rate this year was 40.5% compared to 39.0% in the prior year. The rate increase primarily reflects new federal tax legislation enacted during the third quarter of 1993.


Net earnings for the quarter were $5.2 million, an increase of 4.0% over last year. On a year to date basis, earnings of $7.8 million represented a 4.2% increase over the same period last year. The earnings increase is attributed to improved performance at the retail level.


LIQUIDITY & CAPITAL RESOURCES

Net cash from operations was $18.7 million for the year to date in 1994 compared with $47.2 million for a similar period in 1993. The main reason for the difference is that inventories decreased in 1993 by $29.2 million compared with a decrease of $4.9 million in 1994. The 1993 reduction resulted from a sell off of large cigarette inventories on hand at the end of 1992. The increase in accounts receivable since year end represents seasonal fluctuations primarily at Nash DeCamp, the Company's produce marketing subsidiary.

Lines of credit with commercial banks were renewed during the second quarter on terms substantially similar to the previous year. The Company's committed lines total $30 million and an additional $80 million is available in uncommitted lines. Fees are generally paid to secure the committed lines. It is anticipated that the lines in place will be sufficient to finance short term needs for the current year. The Company believes that additional credit would be available should the need arise.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 5 and 6 are not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

(a)  The annual meeting of stockholders was held May 10, 1994.


(b) Not required. (Proxies were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees, and all such nominees were elected.)

(c)  (i) ELECTION OF DIRECTORS.   Five incumbent directors were nominated for
     election, four to serve for three-year terms, and one to serve for a two-year term. (The terms of the other seven directors do not expire until 1995 and 1996.)

     The director nominees and voting results are as follows:



                                                  Votes             Broker
     Nominee                Vote For              Withheld        Non-votes

     Carole F. Bitter     9,311,531.061          296,054.408          -0-
     Harold B. Finch, Jr. 9,119,606.980          487,978.489          -0-
     Russell N. Mammel    9,192,033.478          415,551.991          -0-
     Donald R. Miller     9,104,677.087          502,908.382          -0-
     Robert F. Nash       9,254,771.868          352,813.601          -0-

     (ii) APPROVAL OF 1994 STOCK INCENTIVE PLAN. Stock-holders approved the adoption of the Nash Finch Company 1994 Stock Incentive Plan. Voting results are as follows: votes for - 8,714,800.515; votes against - 686,444.351; abstentions - 206,340.603. There were no broker non-votes.

     iii) APPROVAL OF AUDITORS. Stockholders approved the selection of KPMG Peat Marwick to serve as independent auditors for the fiscal year ending December 31, 1994. Voting results are as follows: Votes for - 9,545,290.831; votes against - 33,487.173; abstentions -
     28,807.465.  There were no broker non-votes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NASH-FINCH COMPANY
                                     Registrant




Date  July 29, 1994                By  /s/  Harold B. Finch, Jr.
    -------------------------      ------------------------------
                                   Harold B. Finch, Jr.
                                   Chairman of the Board and
                                   Chief Executive Officer



Date  July 29, 1994                By  /s/  Robert F. Nash
    -------------------------     -----------------------
                                   Robert F. Nash
                                   Vice President and Treasurer