Form 10-Q
period 1994-10-08
NASH FINCH CO
filed 1994-11-22
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES /x/ EXCHANGE ACT OF 1934
               For the forty weeks ended October 8, 1994

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     / /              OF THE SECURITIES EXCHANGE ACT OF 1934


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

              YES  X                       NO
                  ---                         ---





Number of shares of common stock outstanding at November 18, 1994:

                                        10,874,180 shares
                                        -----------------

                         PART I - FINANCIAL INFORMATION


     This report is for the forty week interim period beginning January 2, 1994, through October 8, 1994.

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

     The information contained herein has not been audited by independent certified public accountants and is subject to any adjustments which may develop in connection with the annual audit of its accounts by KPMG Peat Marwick LLP, the Company's independent public accountants.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                      October 8,     January 1,
ASSETS                                                   1994           1994
                                                      -----------    ----------
Current assets:                                       (Unaudited)
  Cash on hand                                         $     993            890
  Accounts and notes receivable, net                     101,134         95,952
  Inventories                                            203,173        186,637
  Prepaid expenses                                         9,764          7,391
  Deferred tax assets                                      3,748          4,055
                                                       ---------      ---------
    Total current assets                                 318,812        294,925

Investments at net equity                                  7,801          7,137
Notes receivable, noncurrent                              22,982         20,187

Property, plant and equipment:
  Land                                                    25,122         26,652
  Buildings and improvements                             106,158        105,650
  Furniture, fixtures, and equipment                     213,527        209,172
  Leasehold improvements                                  24,877         26,016
  Construction in progress                                 8,650          5,914
  Assets under capitalized leases                          9,958          9,210
                                                       ---------      ---------
                                                         388,292        382,614

  Less accumulated depreciation and amortization        (203,451)      (196,350)
                                                       ---------      ---------
    Net property, plant and equipment                    184,841        186,264
                                                       ---------      ---------

Intangible assets, net                                     8,316          9,512
Other assets                                               2,302          3,629
                                                       ---------      ---------
  Total assets                                         $ 545,054        521,654
                                                       ---------      ---------
                                                       ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Outstanding checks, net of cash in banks             $  18,158         14,301
  Short-term debt payable to banks                        39,100         38,300
  Current maturities of long-term debt and
    capitalized lease obligations                          5,978          3,980
  Accounts payable                                       136,249        119,970
  Accrued expenses                                        32,388         27,032
  Income taxes                                             4,307          4,315
  Other current liabilities                               --              7,123
                                                       ---------      ---------
    Total current liabilities                            236,180        215,021

Long-term debt                                            85,491         89,811
Capitalized lease obligations                              8,417          8,076
Deferred compensation                                      8,566          9,065
Other                                                      1,145            417

Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares;  none issued                   --             --
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,224 shares        18,706         18,706
  Additional paid-in capital                              11,974         11,954
  Retained earnings                                      177,631        171,670
                                                       ---------      ---------
  Less cost of 349 and 351 shares of common              208,311        202,330
    stock in treasury, respectively                       (3,056)        (3,066)
                                                       ---------      ---------
    Total stockholders' equity                           205,255        199,264
                                                       ---------      ---------
    Total liabilities and stockholders' equity         $ 545,054        521,654
                                                       ---------      ---------
                                                       ---------      ---------

- - -------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

                                             16 Weeks Ended            40 Weeks Ended
                                         -----------------------   -----------------------
                                         October 8,   October 9,   October 8,   October 9,
                                            1994         1993         1994         1993
                                         ----------   ----------   ----------   ----------
Revenues:

  Net sales                               $ 867,787      840,117    2,134,268    2,055,030
  Other revenues                             19,169       16,434       41,215       33,853
                                          ---------    ---------    ---------    ---------
    Total revenues                          886,956      856,551    2,175,483    2,088,883

Cost and Expenses:

  Cost of sales                             754,113      726,926    1,847,976    1,783,874
  Selling, general and
    administrative and other
    operating expenses                      113,143      111,864      275,085      257,645
  Depreciation and amortization               9,690        9,377       24,162       22,156
  Interest expense                            3,204        3,000        8,373        7,585
                                          ---------    ---------    ---------    ---------
    Total costs and expenses                880,150      851,167    2,155,596    2,071,260

    Earnings before income
      taxes                                   6,806        5,384       19,887       17,623

Income taxes                                  2,756        2,364        8,054        7,137
                                          ---------    ---------    ---------    ---------

Net earnings                              $   4,050        3,020       11,833       10,486
                                          ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------


Weighted average number of
  common shares outstanding                  10,874       10,872       10,873       10,872
                                          ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------


Earnings per share                        $     .37          .27         1.09          .96
                                          ---------    ---------    ---------    ---------
                                          ---------    ---------    ---------    ---------

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                         Forty Weeks Ended
                                                 --------------------------------
                                                 October 8, 1994  October 9, 1994
                                                 ---------------  ---------------
Cash flows from operating activities:
  Net earnings                                         $ 11,833           10,486
Adjustments to reconcile net income to net cash:
  provided by operating activies:
  Depreciation and amortization                          24,162           22,156
  Provision for bad debts                                   825            7,979
  Provision for losses on closed lease locations            204             (323)
  Deferred income taxes                                   1,927              (51)
  Deferred compensation                                    (499)            (279)
  Earnings of equity investments                         (1,270)          (1,165)
  Other                                                      46               76
Changes in current assets and liabilities:
  Accounts and notes receivable                         (14,603)           1,013
  Inventories                                           (11,417)          10,658
  Prepaid expenses                                       (2,225)          (2,779)
  Accounts payable                                       16,277           23,244
  Accrued expenses                                        5,356           13,379
  Income taxes                                               (8)          (8,194)
                                                       --------         --------
    Net cash provided by operating activites             30,608           76,200
                                                       --------         --------
Cash flows from investing activities:
  Dividends received                                        617              506
  Disposal of property, plant and equipment               7,597            9,014
  Additions to property, plant and equipment
    excluding capital leases                            (24,229)         (30,392)
  Business acquired                                      (8,614)         (27,087)
  Loans to customers                                     (7,123)         (10,387)
  Payments from customers on loans                        5,482            6,048
  Other                                                     (34)            (224)
                                                       --------         --------
    Net cash used for investing activities              (26,304)         (52,522)
                                                       --------         --------
Cash flows from financing activities:
  Dividends paid                                         (5,872)          (5,871)
  Proceeds/(Payment) of short-term debt                     800          (10,300)
  Payments of long-term debt                             (2,510)          (2,902)
  Payments of capitalized lease obligations                (506)            (282)
  Other                                                      30               14
                                                       --------         --------
    Net cash used for
      financing activities                               (8,058)         (19,341)
                                                       --------         --------
      Net (decrease) increase in cash                  $ (3,754)           4,337
                                                       --------         --------
                                                       --------         --------


See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

- - --------------------------------------------------------------------------------

Fiscal period ended October 8, 1994,
January 1, 1994 and January 2, 1993
(In thousands, except per share amounts)            Common stock     Additional               Treasury stock       Total
                                                 -----------------    paid-in     Retained   ----------------   stockholders'
                                                 Shares     Amount    capital     earnings   Shares    Amount      equity
- - -----------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1991                     11,224    $18,706     11,938      151,274    (353)   $(3,072)     178,846

Net earnings                                         --         --         --       20,068      --         --       20,068
Dividend declared of $.71 per share                  --         --         --       (7,718)     --         --       (7,718)
Treasury stock issued upon exercise of
  options and other insignificant items              --         --          6           --       1          2            8
                                                -------    -------    -------      -------  ------    -------      -------
Balance at January 2, 1993                       11,224     18,706     11,944      163,624    (352)    (3,070)     191,204

Net earnings                                         --         --         --       15,874      --         --       15,874
Dividend declared of $.72 per share                  --         --         --       (7,828)     --         --       (7,828)
Treasury stock issued upon exercise of
  options and other insignificant items              --         --         10           --       1          4           14
                                                -------    -------    -------      -------  ------    -------      -------
Balance at January 1, 1994                       11,224     18,706     11,954      171,670    (351)    (3,066)     199,264

Net earnings                                         --         --         --       11,833      --         --       11,833
Dividend declared of $.54 per share                  --         --         --       (5,872)     --         --       (5,872)
Treasury stock issued upon exercise of
  options and other insignificant items              --         --         20            2      10     (7,828)          30
                                                -------    -------    -------      -------  ------    -------      -------
Balance at October 8, 1994                       11,224    $18,706     11,974      177,631    (349)   $(3,056)     205,255
                                                -------    -------    -------      -------  ------    -------      -------
                                                -------    -------    -------      -------  ------    -------      -------


See accompanying notes to consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 8, 1994

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 8, 1994 and January 1, 1994, and the results of operations for the 16-week and 40-week periods ending October 8, 1994 and October 9, 1993, and the changes in cash flows for the 40-week periods ending October 8, 1994 and October 9, 1993. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been $42.5 million higher at October 8, 1994 and at January 1, 1994.

NOTE 3

     Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Options granted under the Company's qualified stock plan are considered common stock equivalents for the purpose of earnings per share data, but have been excluded from the computation since the dilutive effect is not material.

NOTE 4

     Effective January 31, 1994, the Company acquired the assets of Food Folks, a former customer with 23 stores located in North Carolina. Under the terms of the agreement, assets with a fair market value of approximately $12.1 million were transferred to the Company in exchange for $1.6 million in cash, the assumption of liabilities of $3.3 million and the forgiveness of $7.2 million in debt, net of a bad debt reserve established by the Company. This transaction was accounted for as a troubled debt restructuring.

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

     Remaining balances on the notes receivable sold totaled $3.0 million at October 8, 1994.

     The Company is contingently liable should these notes become uncollectible. On March 4, 1994, $7.0 million in notes were repurchased as a part of a troubled debt restructuring of Food Folks, a former customer (see Note 4). These notes were charged against a reserve for contingent losses on sold notes which totaled $7.1 million at January 1, 1994.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenues for the third quarter of fiscal 1994 increased 3.5% over the same period last year. The improvement is primarily due to growth in wholesale sales to a number of new convenience store accounts in the Southeast, and the incremental retail sales resulting from the acquisition of the 23-store Food Folks chain acquired from a former customer in January 1994.

On a year to date basis, the acquisition of Food Folks, as well as the Easter's store chain in June 1993, contributed to an increase of 4.1% in total revenues over last year. Consequently, retail segment revenues for the three quarters represent 33.3% of total revenues compared to 30.5% for the same period last year.

Gross margins were 15.0% for the third quarter this year compared to 15.1% for the same 16-week period last year. The lower margin this year reflects price reductions and changes in promotional allowance practices by the tobacco industry. For the three quarters to date, gross margins are 15.1% compared to 14.6% in the prior year, continuing to reflect a greater proportion of retail sales which typically achieve higher margins.

Selling, general and administrative expenses as a percent of total revenues were 12.8% and 12.6% for the quarter and year to date, respectively, compared to 13.1% and 12.3% for the prior year quarter and year to date, respectively. Prior year's expenses included a bad debt provision of $3.6 and $5.0 million for the quarter and year to date, respectively, relating to a bankruptcy filing involving a customer in the Southeast. Excluding this charge, operating expenses this year have increased for the quarter and year to date largely because of the greater proportion of retail business, which operates at higher expense levels as a percent of revenues.

Depreciation and amortization expenses increased 3.3% and 9.1% for the quarter and year to date, respectively. The additional expense reflects fixed asset additions and intangible costs resulting from the Easter acquisition which occurred last year.

Interest expense increased 6.8% for the quarter and 10.4% year to date compared to last year due to higher interest rates and somewhat higher average short-term borrowings.


Income tax expense increased due to higher pretax earnings for the quarter and year to date. The effective tax rate for the current year quarter was 40.5%, compared to 43.9% last year, which reflected the retroactive effect of a higher tax rate established by new federal tax legislation. On a year to date basis, the effective rate was 40.5% for both periods.

Net earnings for the quarter were $4.0 million, an increase of 34.1% over last year. For the year to date, net earnings of $11.8 million represented a 12.8% increase over last year. However, eliminating the affect of the previously mentioned bad debt provision from the prior year results, last year's net earnings would have been $2.1 and $3.0 million higher for the quarter and year to date, respectively. Conversely, an internally measured food price index for non-perishable inventories showed inflation for the quarter. The difference between the resulting LIFO charge this year and the credit taken in 1993 amounted to $1.3 million and $1.5 million for the quarter and year to date, respectively, on an after tax basis.

Earnings improvements this year have been slowed by a downturn in results from both the corporate retail segment and certain wholesale distribution centers in the Southeast.


LIQUIDITY & CAPITAL RESOURCES

Net cash from operations was $30.6 million for the year to date in 1994 compared with $76.2 million in 1993. The main reason for the difference is that inventories increased by $11.4 million in 1994 compared with a decrease of $10.7 million in 1993. The decrease in 1993 resulted from a reduction in cigarette inventories held at the end of the previous year. The increase in inventories in 1994 resulted from seasonal increases of merchandise in the Company's distribution centers. In addition, the accounts and notes receivable increase since year-end 1993 was attributable to an increase in notes receivable on loans to customers and seasonal increases at Nash DeCamp, the Company's produce subsidiary.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:


     27. Financial Data Schedule filed on EDGAR in accordance with Article 5 of Regulation S-X on Form 10-Q for 3rd Quarter of fiscal 1994.

(b)  REPORTS ON FORM 8-K:

          NOT APPLICABLE

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                                   Registrant


Date   November 21, 1994                By  /s/  Alfred N. Flaten
    --------------------------          -------------------------------
                                        Alfred N. Flaten
                                        President and Chief
                                        Executive Officer




Date   November 21, 1994                By  /s/  Robert F. Nash
    -------------------------           -------------------------------
                                        Robert F. Nash
                                        Vice President and Treasurer