Form 10-K405
NASH FINCH CO
filed 1995-03-31
CIK 69671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:                               Commission file number:
    December 31, 1994                                                      0-785

                                -----------------

                               NASH-FINCH COMPANY
             (Exact name of Registrant as specified in its charter)

       Delaware                                                       41-0431960
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

                                ----------------

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $1.66-2/3 per share
                          Common Stock Purchase Rights

                                ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 1995, 10,874,455 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the NASDAQ National Market System), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $169,913,400.
                                ----------------
     Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the Year Ended December 31, 1994 (the "1994 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 9, 1995 (the "1995 Proxy Statement").

================================================================================

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

     The Company is one of the largest food wholesalers in the United States, serving approximately 700 affiliated and other independent retail supermarkets as of December 31, 1994. In addition, the Company distributes food and related products to approximately 5,000 convenience stores and other retail outlets and institutional accounts, such as military base commissaries, restaurants, schools and hospitals. No one customer accounts for a significant portion of the Company's sales. The Company also operates and supplies, as of December 31, 1994, 122 Company-owned supermarkets and warehouse stores. The Company's affiliated and Company-owned stores operate under a number of tradenames, including ECONOFOODS[REGISTERED TRADEMARK], FOOD BONANZA[REGISTERED TRADEMARK], SUN MART-TM-, FAMILY THRIFT CENTER-TM-, EASTER FOODS-TM-, FOOD FOLKS[REGISTERED TRADEMARK], JACK & JILL[REGISTERED TRADEMARK], ECONOMART[REGISTERED TRADEMARK], OUR FAMILY FOODS[REGISTERED TRADEMARK] and FOOD PRIDE[REGISTERED TRADEMARK].
The Company's market areas are in 31 states in the Midwest, West, Mid-Atlantic and Southeast and are serviced through 18 wholesale distribution centers and two general merchandise warehouses. The Company packages, ships and markets fresh produce from California and the country of Chile to a variety of buyers across the United States, Canada and overseas.

     In March 1995, the Company announced that one of its 18 wholesale distribution centers will be closed in May 1995 and converted, by year end, to a warehouse handling general merchandise and slow-moving items. Operations from the closed facility will be consolidated into those of four other distribution centers.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Financial information about the Company's business segments for the most recent three fiscal years is contained on page 25 of the 1994 Annual Report (Note 12 to Consolidated Financial Statements). For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 1994, 44% of such warehouse operational profits were allocated to retail operations.

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

     2.   DISTRIBUTION.

     The Company distributes products to Company-owned supermarkets and warehouse stores and to independent customers and military base commissaries from 18 distribution centers, as of December 31, 1994, located in Minnesota (1), Iowa (1), Kansas (1), Nebraska (2), Colorado (1), North Dakota (2), South Dakota
(2), Wisconsin (1), North Carolina (3), Virginia (2), Maryland (1) and Georgia
(1). The Company's distribution centers are located at strategic points to efficiently serve Company-owned stores and independent customers. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low unit costs. The Company also distributes health and beauty aids and general merchandise products from two separate warehouse facilities, one in South Dakota and the other in North Carolina, and distributes produce from a separate warehouse facility in North Carolina.

     The distribution centers serve as central sources of supply for Company-owned and independent stores and institutional customers within their operating areas. The distribution centers maintain complete inventories containing virtually every national brand grocery product sold in supermarkets, together with a wide variety of high-volume private label items. In addition, the distribution centers provide full lines of perishables, including fresh meats and poultry, fresh fruits and vegetables, dairy and delicatessen products and frozen foods. Retailers order their inventory requirements at regular intervals through direct linkage with Company computers. Deliveries are made primarily by the Company's transportation fleet. The frequency of deliveries varies, depending upon customer needs. The Company currently has a modern fleet of approximately 365 tractors, 613 semi-trailers and 230 small trucks and vans, most of which are owned by the Company. In addition, many types of meats, dairy products, bakery and other products are sold by the Company but are delivered by the suppliers directly to retail food stores.

     Virtually all of the Company's wholesale sales to independent customers are made on a cost-plus-fee basis, with the fee based on the type of commodity and quantity purchased. Selling prices are changed promptly, based on the latest cost information.

     3.   WHOLESALE OPERATIONS.

     As of December 31, 1994, the Company distributed food products and non-food items, on a wholesale basis, to approximately 700 affiliated and other independent retail supermarkets and to approximately 5,000 convenience stores, military base commissaries and other retail outlets and institutional accounts. The Company's affiliated and other independent retail supermarkets account for the major portion of the Company's wholesale sales. These are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty aids and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops. The stores served by the Company's wholesale operations range in size from small convenience stores to large supermarkets containing approximately 65,000 square feet.

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

     The Company also may provide financial assistance to independent retailers it services, generally in connection with new store development and the upgrading or expansion of existing stores. The Company makes secured loans to some of its affiliated independent operators, generally repayable over a period of five or seven years, for inventories, store fixtures and equipment, working
capital and store improvements.   Loans are secured by liens on inventory or
equipment or both, by personal guarantees and by other types of security. As of December 31, 1994, the Company had outstanding $19,866,974 in such secured loans to 71 independent operators. In addition, the Company may provide such assistance to independent retailers by guarantying loans from financial institutions and leases entered into directly with lessors. The Company also uses its credit strength to lease supermarket locations and sublease them to independent operators, at rates that are at least as high as the rent paid by the Company.

     4.   RETAIL OPERATIONS.

     As of December 31, 1994, the Company owned and operated 122 retail outlets, including 83 supermarkets, 35 warehouse stores and 4 combination general merchandise/food stores. The Company has devoted considerable resources in recent years to acquire, construct, enlarge and modernize Company-owned stores; and, by constructing new stores or expanding existing stores, seeks to add either larger conventional supermarkets (at least 30,000 square feet) or warehouse stores (at least 45,000 square feet), as appropriate. The Company has implemented a number of automated systems, including scanning and direct store delivery for its stores. These systems provide inventory control at delivery and checkout points, reducing shrinkage and increasing labor efficiency.

     The Company operates its 83 supermarkets principally under the names SUN MART-TM-, EASTER FOODS-TM-, FOOD FOLKS[REGISTERED TRADEMARK] and JACK & JILL[REGISTERED TRADEMARK]. These stores, of which the Company leases 69 (the remainder are owned), range in size up to approximately 46,000 square feet. These stores are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty aids and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops.

     The Company operates 35 warehouse stores principally under the names ECONOFOODS[REGISTERED TRADEMARK] and FOOD BONANZA[REGISTERED TRADEMARK].
These stores, 12 of which the Company owns (the remainder are leased), range in size up to approximately 106,000 square feet. The Company's newer and expanded warehouse stores offer a wide variety of high quality groceries, fresh fruits and vegetables, dairy products, frozen foods, fresh fish, fresh and processed meat and health and beauty aids, all at lower prices, and specialty departments such as delicatessens, in-store bakeries, pharmacies, banks and floral and video departments. These stores appeal to quality and price-conscious customers who want national brands, broad selection, and availability of convenience foods, but are willing, in some cases, to forgo standard supermarket services. The stores are able to offer lower prices due to increased business volume as well as the limited services available.

     The Company also operates four combination general merchandise/food stores under the name FAMILY THRIFT CENTER-TM-. These stores, all of which are owned, range in size up to approximately 60,000 square feet. In addition to traditional supermarket food departments, these stores have expanded general merchandise and health and beauty aid departments and pharmacies, and some also have sit-down restaurants, full-service floral departments and book departments.

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

     7.   EMPLOYEES.

     As of December 31, 1994, the Company employed approximately 12,500 persons (approximately 6,200 full-time and 6,300 part-time).

ITEM 2.  PROPERTIES.

     The principal executive offices of the Company are located in Edina, Minnesota, and consist of approximately 68,000 square feet of office space.

     The locations and sizes of the Company's distribution centers, as of December 31, 1994, are as follows (all of which are owned, except as indicated):


                                                          Approx. Size
          Location                                        (Square Feet)
          --------                                        -------------
          Midwest/West:
           *Denver, Colorado...........................       301,800
            Cedar Rapids, Iowa.........................       351,900
            Liberal, Kansas............................       177,000
            St. Cloud, Minnesota.......................       325,100
            Grand Island, Nebraska.....................       177,700
            Lincoln, Nebraska..........................       226,000
            Fargo, North Dakota........................       288,800
            Minot, North Dakota........................       185,200
            Rapid City, South Dakota...................       186,600
            Sioux Falls, South Dakota..................       173,100
           *Sioux Falls, South Dakota
              (general merchandise warehouse)..........        79,300
            Appleton, Wisconsin........................       430,900



          Southeast:
            Macon, Georgia.............................       247,700
           *Baltimore, Maryland........................       215,000
              (includes 60,000 square feet of
              refrigerated warehouse space
              located in Jessup, Maryland)
           *Hickory, North Carolina....................       120,500
              (general merchandise warehouse)
           *Lumberton, North Carolina..................       256,600
              (includes produce warehouse of
              16,100 square feet located
              in Wilmington, North Carolina)
           *Newton, North Carolina.....................       208,900
           *Rocky Mount, North Carolina................       201,800
            Bluefield, Virginia........................       197,700
           *Chesapeake, Virginia.......................       233,300
                                                            ---------
            Total square feet..........................     4,584,900
                                                            ---------
                                                            ---------

---------------
* Leased facility (excluding produce warehouse in Wilmington, North Carolina, which is owned).

     The distribution center facilities are leased for varying terms, all with remaining terms of less than 20 years. Total rent in fiscal 1994 for the leased facilities was $3,968,000.

     The following table shows the number and aggregate size of Company-owned and operated supermarkets and warehouse stores operated at December 31, 1994:

          *Supermarkets:
               Number of Stores.................................... 87
               Total Square Feet............................ 1,951,000

          Warehouse stores:
               Number of Stores.................................... 35
               Total Square Feet............................ 1,484,000

          Totals:
               Number of Stores................................... 122
               Total Square Feet............................ 3,435,000

          ----------------
          *    Includes four combination general merchandise/food stores.

     The Company leases 69 of its supermarket and combination general merchandise/food store buildings (the remainder are owned), which range in size up to approximately 60,000 square feet. The Company also leases 23 of its warehouse store buildings, which range in size up to approximately 106,000 square feet. These leases are for varying terms, primarily under 20 years. The total rent in fiscal 1994 for store buildings was $9,223,000.

     Further information about the lease obligations of the Company is given in
Note 8 to the Consolidated Financial Statements on page 24 of the 1994 Annual Report, incorporated herein by reference.

     Nash-DeCamp Company, a wholly owned subsidiary of the Company, owns and operates four packing, shipping and/or cold storage facilities in California in connection with its produce marketing operations, with total space of approximately 184,500 square feet. Its executive offices, comprising approximately 8,000 square feet, are in leased premises located in Visalia, California. In addition, the Company owns approximately 800 acres for the production of table grapes, 40 acres for the production of kiwi fruit, 820 acres for the production of peaches, plums, apricots and nectarines, and 255 acres for the production of citrus. These vineyards and orchards are located in the San Joaquin Valley of California. The Company, through a wholly owned Chilean subsidiary, also leases approximately 520 acres in Chile for the production of table grapes.

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

ITEM 3.  LEGAL PROCEEDINGS.

     On August 31, 1993 one of the Company's customers, Paintsville Foods, Inc. (the "Debtor"), filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Eastern District of Kentucky (the "Bankruptcy Court"). On November 14, 1994, the Bankruptcy Court confirmed a creditor's plan of reorganization prepared by Nash Finch which resulted in Nash Finch acquiring certain operating assets and real estate of six supermarkets from Debtor with a fair market value of $4.6 million.

     In November 1992, Jin Ku Kim, currently an employee of the Company, commenced an action in U.S. District Court for the Northern District of Iowa claiming damages as a result of the alleged failure of the Company to promote Mr. Kim to the position of shipping foreman in November 1990 and April 1992 because of his national origin and race, and the alleged retaliation against him by the Company in terms and conditions of employment after he filed charges of employment discrimination with the Cedar Rapids, Iowa, Civil Rights Commission. On September 16, 1994 a jury verdict in the amount of $8,786,000 was entered against the Company in this case including $36,000 in back pay, $1,750,000 in mental anguish and loss of enjoyment of life and $7,000,000 in punitive damages. The Company continues to deny that Mr. Kim has suffered any discrimination or retaliation, or any damages as a result thereof. The Company has filed various post-trial motions, including a motion for judgment notwithstanding the verdict, on the grounds that there is insufficient evidence to support the plaintiff's claims or the jury verdict; a motion for a new trial on grounds that the verdict is outrageous and unconscionable; and a motion for a substantial reduction of damages on the grounds that the verdict has no reasonable basis given the facts and evidence in this case, and on the grounds that $8,750,000 of the damages included in the verdict is subject to a $300,000 limitation on damages contained in the Civil Rights Act of 1991. A hearing was held on the Company's post-trial motions on November 14, 1994, and all such motions remain pending as of the date of this Annual Report. The Company believes that there is substantial basis, both in the facts of this case and in law, supporting the Company's post-trial
motions.   The Company intends to continue to vigorously pursue its post-trial motions and all other avenues for appealing the verdict of the jury in this case. Although no assurance can be given that the jury's verdict will be substantially reduced or eliminated, the Company believes that such will be the case and that the reserves it has established are reasonably adequate to cover its liability.

     On March 16, 1995 a group of nine separate entities engaged in growing citrus crops in Fresno County and Tulare County, California, commenced an action against Nash-DeCamp Company, a wholly owned subsidiary of the Company, and others, including two of its officers and directors, in the United States District Court for the Eastern District of California. Nash-DeCamp Company has provided services to the plaintiffs relating to the packing, marketing and distribution of produce grown by the plaintiffs, and has advanced financing to assist the plaintiffs in growing and harvesting their crops. The plaintiffs' complaint alleges that the defendants have engaged in various acts of misconduct relating to the handling, packaging and pricing of such produce, and relating to financing extended to the plaintiffs, in violation of various federal and state laws, resulting in unspecified damages to the plaintiffs. The plaintiffs' complaint seeks unspecified compensatory damages, punitive damages, treble damages, rescission of the loan documents relating to the financing extended by Nash-DeCamp Company to the plaintiffs, injunctive relief preventing Nash-DeCamp from enforcing the loan documents, attorneys' fees and costs. Because this complaint has only recently been filed, Nash-DeCamp Company has only conducted a very preliminary investigation of the factual basis alleged to underlie the plaintiffs' claims, and no meaningful assessment of the potential exposure to Nash-DeCamp Company can be made at this time. Nash-DeCamp Company intends to conduct a full investigation into the facts alleged to underlie the plaintiffs' claims and to vigorously defend the claims in accordance with the results of such investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 1, 1995 are as follows:

                              Year First Elected
                              or Appointed as an
  Name (Age)                  Executive Officer              Title
  ----------                  ------------------             -----
Alfred N. Flaten (60)                1991         President and Chief Executive
                                                  Officer

David W. Bell (50)                   1990         Senior Vice President, Retail
                                                  Sales and Operations

William T. Bishop (54)               1994         Senior Vice President, Sales
                                                  and Logistics

Robert F. Nash (61)                  1974         Vice President and Treasurer

Norman R. Soland (54)                1986         Vice President, Secretary and
                                                  General Counsel



Charles F. Ramsbacher (52)           1991         Vice President, Marketing

Clarence T. Walters (58)             1988         Vice President, Management
                                                  Information Systems

Steven L. Lumsden (49)               1992         Vice President, Warehouse and
                                                  Transportation

Gerald D. Maurice (61)               1993         Vice President, Store
                                                  Development

Charles M. Seiler (47)               1995         Vice President, Corporate
                                                  Retail Operations

John R. Scherer (44)                 1994         Vice President, Planning and
                                                  Financial Services

Lawrence A. Wojtasiak (49)           1990         Controller

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

     Mr. Flaten was elected Chief Executive Officer in November 1994. His election as President and Chief Operating Officer was effective in November 1991. He had been elected Executive Vice President, Sales and Operations of Nash Finch in February 1991. He was previously an operating officer, having served as Vice President, Corporate Retail Operations from January 1989 to February 1991.

     Mr. Bell's election as Senior Vice President, Retail Sales and Operations was effective in October 1994, having previously served as Vice President, Corporate Retail Operations from May 1991 to October 1994 and Vice President, Marketing from May 1990 to May 1991, and Director of Marketing from February 1990 to May 1990.

     Mr. Bishop's election as Senior Vice President, Sales and Logistics was effective in December 1994 after joining the Company in the same month. He was previously employed by Scrivner, Inc., a wholesale and retail food distribution company, serving as its President and Chief Operating Officer from 1987 to 1994.

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

     Mr. Seiler's election as Vice President, Corporate Retail Operations was effective in October 1994, having previously served as Vice President, Iowa Division from May 1993 to October 1994, Iowa Division Manager from June 1991 to May 1993, and Corporate Retail Sales and Operations Supervisor (Fargo, ND) from July 1984 to June 1991.

     Mr. Scherer's election as Vice President, Planning and Financial Services was effective in December 1994, having previously served as Director of Strategic Planning and Financial Services from April 1994 to December 1994, and Director of Planning and Budgets from January 1988 through March 1994.

     Mr. Wojtasiak was elected Controller in May 1990. He was previously employed by The Diana Corporation, a diversified holding company, as a special project coordinator from July 1988 to April 1990.

                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Price Range of Common Stock and Dividends" on page 15 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial information under the caption "Consolidated Summary of Operations" on pages 26 and 27 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the report of its independent auditors on pages 16-25 of the Company's 1994 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Financial Information" on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 14, 1995, the Board of Directors of the Company decided to change independent accountants for the fiscal year beginning January 1, 1995 and thereby dismissed KPMG Peat Marwick LLP effective upon completion of the audit for the fiscal year ended December 31, 1994. The Board of Directors of the Company has approved the engagement of Ernst & Young LLP as its new independent accountants for the fiscal year ending December 30, 1995. A Form 8-K was filed reporting this event on February 22, 1995. Refer to "Item 14. -- Reports on Form 8-K."


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     A.   DIRECTORS OF THE REGISTRANT.

     The information under the captions "Election of Directors--Information About Directors and Nominees" and "Election of Directors--Other Information About Directors and Nominees" in the Company's 1995 Proxy Statement is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

     C.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934.

     Information under the caption "Executive Compensation and Other Benefits-- Compliance with Section 16(a) of the Exchange Act" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Stockholders and Beneficial Ownership of Management" in the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors--Other Information About Directors and Nominees" in the Company's 1995 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS:

          The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1994 Annual Report:

          Independent Auditors' Report -- page 16

          Consolidated Statements of Earnings for the years ended December 31, 1994, January 1, 1994 and January 2, 1993 -- page 16

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, January 1, 1994 and January 2, 1993 -- page 17

          Consolidated Balance Sheets as of December 31, 1994 and January 1, 1994 -- pages 18 and 19

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, January 1, 1994 and January 2, 1993 -- page 20

          Notes to Consolidated Financial Statements -- pages 20-25

          2.   FINANCIAL STATEMENT SCHEDULES:

          The following financial statement schedules and auditors' report thereon are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):
                                                                            PAGE
                                                                            ----
  Independent Auditors' Report on Consolidated Financial
  Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . .     15

  Financial Statement Schedules:

  II   Valuation and Qualifying Accounts . . . . . . . . . . . . . . . .     16

       All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

       3.   Exhibits:

       The exhibits to this Report are listed in the Exhibit Index on pages E1 to E5 herein.

       A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 20, 1995, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

       The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

        A. Nash Finch Profit Sharing Plan -- 1994 Revision and Nash Finch Profit Sharing Trust Agreement (as restated effective January 1,
            1994) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

        B. Nash Finch Profit Sharing Plan -- 1994 Revision -- First Declaration of Amendment (filed herewith as Exhibit 10.7).

        C. Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended and restated effective December 31, 1993) (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

        D. Excerpt from minutes of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785)).

        E.  Letter agreement, dated June 12, 1979, between Nash Finch and Donald
            R. Miller (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983 (File No. 0-785)).

        F. Excerpts from minutes of the Board of Directors regarding director compensation (filed herewith as Exhibit 10.11).

        G. Form of Director Fee Deferral Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

        H. Form of letter agreement specifying benefits in the event of termination of employment following a change in control of Nash Finch (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

        I. Nash Finch Company Income Deferral Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

        J. Nash Finch Company 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed July 8, 1994 (File No. 33-54487)).

  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report; however, on February 22, 1995, Nash Finch filed a Form 8-K with the Securities and Exchange Commission to report the dismissal of KPMG Peat Marwick LLP as Nash Finch's independent accountants upon completion of the audit for the fiscal year ended December 31, 1994 and the engagement of Ernst & Young LLP as Nash Finch's independent accountants for the fiscal year ending December 30, 1995. Amendment Nos. 1 and 2 on Form 8-K/A, amending the February 22, 1995 Form 8-K filing, were filed on March 6, 1995 and March 21, 1995, respectively.

                         INDEPENDENT AUDITORS' REPORT ON
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES




The Board of Directors and Stockholders
Nash Finch Company:


Under date of March 3, 1995, we reported on the consolidated balance sheets of Nash Finch Company and subsidiaries as of December 31, 1994 and January 1, 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of company management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                     /s/ KPMG Peat Marwick LLP
                                                     KPMG Peat Marwick LLP

Minneapolis, Minnesota
March 31, 1995

                      NASH FINCH COMPANY and SUBSIDIARIES
                       Valuation and Qualifying Accounts             Schedule II
   Fiscal years ended December 31, 1994, January 1, 1994, and January 2, 1993
                                 (In thousands)

                                                                           Additions
                                                                   ------------------------   Charged
                                                       Balance at  Charged to                (credited)                    Balance
                                                       beginning   costs and      Due to      to other                     at end
             Description                                of year     expenses   acquisitions   accounts      Deductions     of year
----------------------------------------               ----------  ----------  ------------  ----------     ----------     -------
53 weeks ended January 2, 1993:
  Allowance for doubtful receivables (d)                   $5,150       3,668         --         (4,000)(e)      1,316 (b)   3,554
                                                                                                     52 (a)
  Provision for losses relating to
    leases on closed locations                              1,514         316         --            178 (c)      1,341         667
                                                           ------      ------       ----        -------         ------      ------
                                                           $6,664       3,984         --         (3,770)         2,657       4,221
                                                           ------      ------       ----        -------         ------      ------
                                                           ------      ------       ----        -------         ------      ------
52 weeks ended January 1, 1994:
  Allowance for doubtful receivables (d)                   $3,554      10,146         --         (3,123)(e)      2,146 (b)   8,522
                                                                                                     91 (a)
  Provision for losses relating to
    leases on closed locations                                667         583         --            677 (c)      1,759         168
                                                           ------      ------       ----        -------         ------      ------
                                                           $4,221      10,729         --         (2,355)         3,905       8,690
                                                           ------      ------       ----        -------         ------      ------
                                                           ------      ------       ----        -------         ------      ------
52 weeks ended December 31, 1994:
  Allowance for doubtful receivables (d)                   $8,522       2,187        961          7,123 (e)     14,207 (b)   4,620
                                                                                                     34 (a)
  Provision for losses relating to
    leases on closed locations                                168       1,451         --           (618)(c)        467         534
                                                           ------      ------       ----        -------         ------      ------
                                                           $8,690       3,638        961          6,539         14,674       5,154
                                                           ------      ------       ----        -------         ------      ------
                                                           ------      ------       ----        -------         ------      ------

(a)  Recoveries on accounts previously charged off.
(b)  Accounts charged off.
(c)  Change in current portion shown as current liability.
(d)  Includes current and non-current receivables.
(e) Reserve for estimated losses on notes previously sold reclassified from other current liability.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1995             NASH-FINCH COMPANY

                                   By /s/ Alfred N. Flaten
                                     --------------------------------------
                                        Alfred N. Flaten
                                        President, Chief Executive
                                        Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.


/s/ Alfred N. Flaten                    /s/ Lawrence A. Wojtasiak
-----------------------------------     -----------------------------------
Alfred N. Flaten, President,            Lawrence A. Wojtasiak, Controller
Chief Executive Officer (Principal      (Principal Accounting Officer)
Executive Officer) and Director


/s/ Robert F. Nash                      /s/ Richard A. Fisher
-----------------------------------     -----------------------------------
Robert F. Nash, Vice President and      Richard A. Fisher, Director
Treasurer (Principal Financial
Officer) and Director


/s/ Carole F. Bitter                    /s/ John H. Grunewald
-----------------------------------     -----------------------------------
Carole F. Bitter, Director              John H. Grunewald, Director


/s/ Allister P. Graham                  /s/ Russell N. Mammel
-----------------------------------     -----------------------------------
Allister P. Graham, Director            Russell N. Mammel, Director


/s/ Richard G. Lareau                   /s/ Jerome O. Rodysill
-----------------------------------     -----------------------------------
Richard G. Lareau, Director             Jerome O. Rodysill, Director


/s/ Donald R. Miller                    /s/ Arthur C. Wangaard, Jr.
-----------------------------------     -----------------------------------
Donald R. Miller, Director              Arthur C. Wangaard, Jr., Director

                               NASH FINCH COMPANY

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                     For Fiscal Year Ended December 31, 1994

Item
 No.   Item                             Method of Filing
----   ----                             ----------------
3.1    Restated Certificate of
       Incorporation of Nash
       Finch.........................   Incorporated by reference to Exhibit 3.1
                                        to the Company's Annual Report on Form
                                        10-K for the fiscal year ended December
                                        28, 1985 (File No. 0-785).

3.2    Amendment to Restated
       Certificate of Incorporation
       of the Company, effective
       May 29, 1986..................   Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 4, 1986 (File No. 0-785).

3.3    Amendment to Restated
       Certificate of Incorporation
       of the Company, effective
       May 15, 1987..................   Incorporated by reference to Exhibit 4.5
                                        to the Company's Registration Statement
                                        on Form S-3 (File No. 33-14871).

3.4    Bylaws of the Company.........   Incorporated by reference to Exhibit 3.3
                                        to the Company's Annual Report on Form
                                        10-K for the fiscal year ended December
                                        31, 1983 (File No. 0-785).

3.5    Amendment to Bylaws of
       the Company, effective
       November 12, 1985.............   Incorporated by reference to Exhibit 3.3
                                        to the Company's Annual Report on Form
                                        10-K for the fiscal year ended December
                                        28, 1985 (File No. 0-785).

3.6    Amendment to Bylaws of
       the Company, effective
       May 13, 1986..................   Incorporated by reference to Exhibit
                                        19.2 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 4, 1986 (File No. 0-785).

3.7    Amendment to Bylaws of the
       Company, effective
       May 12, 1987..................   Incorporated by reference to Exhibit 4.9
                                        to the Company's Registration Statement
                                        on Form S-3 (File No. 33-14871).

Item
 No.   Item                             Method of Filing
----   ----                             ----------------
4.1    Amended and Restated
       Stockholder Rights
       Agreement, dated
       January 18, 1990, between
       the Company and Norwest
       Bank Minnesota,
       National Association..........   Incorporated by reference to Exhibit 1
                                        to the Company's Amendment to
                                        Application or Report on Form 8 dated
                                        January 18, 1990 (File No. 0-785).

10.1   Note Agreement, dated
       August 1, 1986, between the
       Company and Nationwide Life
       Insurance Company.............   Incorporated by reference to Exhibit
                                        19.3 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 4, 1986 (File No. 0-785).


10.2   Note Agreements, dated
       September 15, 1987, between
       the Company and IDS Life
       Insurance Company, and
       between the Company and IDS
       Life Insurance Company of
       New York......................   Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 10, 1987 (File No. 0-785).

10.3   Note Agreements, dated
       September 29, 1989,
       between the Company
       and Nationwide Life
       Insurance Company, and
       between the Company and
       West Coast Life
       Insurance Company.............   Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 7, 1989 (File No. 0-785).

Item
 No.   Item                             Method of Filing
----   ----                             ----------------
10.4   Note Agreements dated
       March 22, 1991, between the
       Company and The Minnesota
       Mutual Life Insurance
       Company, and between the
       Company and The Minnesota
       Mutual Life Insurance
       Company - Separate
       Account F.....................   Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended March
                                        23, 1991 (File No. 0-785).

10.5   Note Agreements, dated as of
       February 15, 1993 between
       the Company and Principal
       Mutual Life Insurance Company,
       and between the Company and
       Aid Association for
       Lutherans.....................   Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        March 27, 1993 (File No. 0-785).

10.6   Nash Finch Profit Sharing
       Plan--1994 Revision and
       Nash Finch Profit Sharing
       Trust Agreement (as
       restated effective
       January 1, 1994)..............   Incorporated by reference to Exhibit
                                        10.6 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        January 1, 1994 (File No. 0-785).
10.7   Nash Finch Profit Sharing
       Plan--1994 Revision--
       First Declaration of
       Amendment.....................   Filed herewith.

10.8   Nash Finch Company Executive
       Incentive Bonus and
       Deferred Compensation Plan
       (as amended and restated
       effective December 31,
       1993).........................   Incorporated by reference to Exhibit
                                        10.7 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        January 1, 1994 (File No. 0-785).

Item
 No.   Item                             Method of Filing
----   ----                             ----------------
10.9   Excerpts from Minutes of
       Board of Directors
       regarding Nash Finch
       Company Pension Plan,
       as amended effective
       January 2, 1966...............   Incorporated by reference to Exhibit
                                        10.9 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        January 3, 1987 (File No. 0-785).

10.10  Letter Agreement, dated
       June 12, 1979, between the
       Company and Donald R.
       Miller........................   Incorporated by reference to Exhibit
                                        10.8 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 31, 1983 (File No. 0-785).

10.11  Excerpts from Board minutes
       regarding director
       compensation..................   Filed herewith.

10.12  Form of Director Fee
       Deferral Agreement............   Incorporated by reference to Exhibit
                                        10.19 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 29, 1990 (File No. 0-785).

10.13  Form of Letter Agreement
       Specifying Benefits in the
       Event of Termination of
       Employment Following a
       Change in Control of the
       Company.......................   Incorporated by reference to Exhibit
                                        10.20 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 29, 1990 (File No. 0-785).

10.14  Nash Finch Company
       Income Deferral Plan..........   Incorporated by reference to Exhibit
                                        10.17 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        January 1, 1994 (File No. 0-785).

10.15  Nash Finch Company 1994
       Stock Incentive Plan..........   Incorporated by reference to Exhibit
                                        10.1 to the Company's Registration
                                        Statement on Form S-8 filed July 8, 1994
                                        (File No. 33-54487).

13.1   1994 Annual Report to
       Stockholders (selected portions
       of pages 14-27)...............   Filed herewith.

Item
 No.   Item                             Method of Filing
----   ----                             ----------------
21.1   Subsidiaries of the
       Registrant....................   Filed herewith.

23.1   Independent Auditors'
       Consent.......................   Filed herewith.