Form 10-Q
period 1995-03-25
NASH FINCH CO
filed 1995-05-05
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES /X/ EXCHANGE ACT OF 1934
               For the twelve weeks ended March 25, 1995

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   / /         EXCHANGE ACT OR 1934

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




Number of shares of common stock outstanding at May 1, 1995:

                                        10,874,915 SHARES

                         PART I - FINANCIAL INFORMATION

     This report is for the twelve week interim period beginning January 1, 1995, through March 25, 1995.

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

     The information contained herein has not been audited by independent certified public accountants and is subject to any adjustments which may develop in connection with the annual audit of its accounts by Ernst & Young LLP, the Company's independent public accountants.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings  (Unaudited)
(In thousands, except per share amounts)

                                                      Twelve Weeks Ended
                                              ----------------------------------

                                              March 25, 1995      March 26, 1994
                                              --------------      --------------
Income:
  Net sales                                   $      613,898             610,135
  Other revenues                                       9,700               8,030
                                              --------------      --------------

    Total revenues                                   623,598             618,165

Cost and expenses:
  Cost of sales                                      534,312             527,696
  Selling, general and administrative
    and other operating expenses                      75,038              76,635
  Depreciation and amortization                        6,790               7,063
  Interest expense                                     2,939               2,451
                                              --------------      --------------

    Total costs and expenses                         619,079             613,845

    Earnings before income taxes                       4,519               4,320


Income taxes                                           1,830               1,749
                                              --------------      --------------

    Net earnings                              $        2,689               2,571
                                              --------------      --------------
                                              --------------      --------------

Weighted average number of
  common shares outstanding                           10,874              10,872
                                              --------------      --------------
                                              --------------      --------------

Earnings per share                            $          .25                 .24
                                              --------------      --------------
                                              --------------      --------------



- -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                   March 25,        December 31,
Assets                                               1995               1994
- ------                                            -----------       ------------
Current assets:                                   (Unaudited)
  Cash on hand                                    $      908              1,078
  Accounts and notes receivable, net                  93,592             98,859
  Inventories                                        185,388            198,637
  Prepaid expenses                                    16,439              8,626
  Deferred tax assets                                  2,105              2,322
                                                  -----------        -----------
    Total current assets                             298,432            309,522

Investments at net equity                              7,709              7,432
Notes receivable, noncurrent                          14,882             16,441

Property, plant and equipment:
  Land                                                27,565             27,556
  Buildings and improvements                         107,197            107,149
  Furniture, fixtures, and equipment                 211,453            214,564
  Leasehold improvements                              27,228             28,205
  Construction in progress                             2,402              2,039
  Assets under capitalized leases                     11,754             12,423
                                                  -----------        -----------
                                                     387,599            391,936

  Less accumulated depreciation and amortization    (204,473)          (204,985)
                                                  -----------        -----------
    Net property, plant and equipment                183,126            186,951
                                                  -----------        -----------

Intangible assets, net                                 7,409              7,810
Other assets                                           3,341              3,448
                                                  -----------        -----------

    Total assets                                  $  514,899            531,604
                                                  -----------        -----------
                                                  -----------        -----------

Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
  Outstanding checks, net of cash in banks        $    3,021             18,649
  Short-term debt payable to banks                    37,800             41,400
  Current maturities of long-term debt and
     capitalized lease obligations                     4,053              5,685
  Accounts payable                                   121,335            122,602
  Accrued expenses                                    34,834             29,585
  Income taxes                                         3,702              2,144
                                                  -----------        -----------
      Total current liabilities                      204,745            220,065

Long-term debt                                        83,691             85,289
Capitalized lease obligations                         10,546             10,671
Deferred compensation                                  8,162              8,526
Other                                                    755                784
Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares; none issued                    --                 --
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,224 shares    18,706             18,706
  Additional paid-in capital                          11,977             11,977
  Foreign curency translation adjustment - net of
    a $381 deferred tax benefit                         (572)              (572)
  Retained earnings                                  179,943            179,212
                                                  -----------        -----------
                                                     210,054            209,323
  Less cost of 349 shares of common stock in
    treasury                                          (3,054)            (3,054)
                                                  -----------        -----------

      Total stockholders' equity                     207,000            206,269
                                                  -----------        -----------

      Total liabilities and stockholders' equity  $  514,899            531,604
                                                  -----------        -----------
                                                  -----------        -----------

- -------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows  (Unaudited)
(In thousands)

                                                      Twelve Weeks Ended
                                             -----------------------------------
                                              March 25, 1995     March 26, 1994
                                             ----------------   ----------------
Cash flows from operating activities:
  Net earnings                               $         2,689              2,571
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                      6,790              7,063
    Provision for bad debts                              448                 (4)
    Provision for losses on closed lease
      locations                                          (84)                64
    Deferred income taxes                                216              2,974
    Deferred compensation                               (363)              (192)
    Earnings of equity investments                      (278)              (373)
    Other                                                 55                  9
  Changes in current assets and liabilities:
    Accounts and notes receivable                      5,649              2,538
    Inventories                                       13,249             (1,936)
    Prepaid expenses                                  (7,813)            (6,371)
    Accounts payable                                  (1,267)            (2,682)
    Accrued expenses                                   5,249              5,823
    Income taxes                                       1,558             (2,993)
                                             ----------------   ----------------
      Net cash provided by operating
      activities                             $        26,098              6,491
                                             ----------------   ----------------

Cash flows from investing activities:
  Disposal of property, plant and equipment              928              4,894
  Additions to property, plant and equipment
    excluding capital leases                          (3,418)            (6,477)
  Business acquired                                       __             (8,307)
  Loans to customers                                  (1,508)            (2,028)
  Payments from customers on loans                     2,271              1,662
  Other                                                   __                 (7)
                                             ----------------   ----------------
      Net cash used for investing activities $        (1,727)           (10,263)
                                             ----------------   ----------------

Cash flows from financing activities:
  Dividends paid                                      (1,958)            (1,958)
  (Payments) Proceeds of short-term debt              (3,600)             5,200
  Payments of long-term debt                          (3,221)              (523)
  Payments of capitalized lease obligations             (134)              (118)
                                             ----------------   ----------------
      Net cash (used for) provided by
        financing activities                          (8,913)             2,601
                                             ----------------   ----------------

      Net increase (decrease) in cash        $        15,458             (1,171)
                                             ----------------   ----------------
                                             ----------------   ----------------

- -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity


- -------------------------------------------------------------------------------
Fiscal period ended March 25 1995,
December 31, 1994 and January 1, 1994
(In thousands, except per share amounts)
                                          Common Stock      Addional
                                       -------------------   paid-in   Retained
                                       Shares      Amount    capital   earnings
- -------------------------------------------------------------------------------
Balance at January 2, 1993             11,224     $ 18,706   11,944    163,624
Net earnings                             --          --        --       15,874
Dividend declared of $.72 per share      --          --        --       (7,828)
Treasury stock issued upon
  exercise of options and other
  insignificant items                    --          --          10       --
                                      --------     --------  --------  --------

Balance at January 1, 1994             11,224       18,706   11,954    171,670
Net earnings                             --           --        --      15,480
Dividend declared of $.73 per share      --           --        --      (7,938)
Treasury stock issued upon
  exercise of options and other
  insignificant items                    --           --         23         --

Foreign curency translation
  adjustment - net of a $381 deferred
  tax benefit                            --           --        --          --
                                      --------     --------  --------  --------

Balance at December 31, 1994           11,224       18,706    11,977    179,212
Net earnings                             --           --        --        2,689
Dividend declared of $.18 per share      --           --        --       (1,958)
                                      --------     --------  --------  --------

Balance at March 25, 1995              11,224     $ 18,706    11,977    179,943
                                      --------     --------  --------  --------
                                      --------     --------  --------  --------


                                      Foreign
                                      currency     Treasury  stock       Total
                                      translation  ---------------    stockholders'
                                      adjustment   Shares    Amount      equity
- -------------------------------------------------------------------------------
Balance at January 2, 1993               --           (352) $ (3,070)   191,204
Net earnings                             --           --        --       15,874
Dividend declared of $.72 per share      --           --        --       (7,828)
Treasury stock issued upon
  exercise of options and other
  insignificant items                    --              1         4         14
                                      --------     --------  --------  --------

Balance at January 1, 1994               --           (351)   (3,066)   199,264
Net earnings                             --           --        --       15,480
Dividend declared of $.73 per share      --           --        --       (7,938)
Treasury stock issued upon
exercise of options and other
insignificant items                      --              2        12         35

Foreign curency translation
adjustment - net of a $381 deferred
tax benefit                            (572)           --                  (572)
                                      --------     --------  --------  --------

Balance at December 31, 1994           (572)          (349)   (3,054)   206,269
Net earnings                                           --       --        2,689
Dividend declared of $.18 per share                    --       --       (1,958)
                                      --------     --------  --------  --------

Balance at March 25, 1995              (572)         (349)  $ (3,054)   207,000
                                      --------     --------  --------  --------
                                      --------     --------  --------  --------

- ------------------------------------------
See accompanying notes to consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 25, 1995

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 25, 1995 and December 31, 1994, and the results of operations for the 12-week ending March 25, 1995 and March 26, 1994, and the changes in cash flows for the 12-week periods ending March 25, 1995 and March 26, 1994, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $43.9 million higher at March 25, 1995 and at December 31, 1994.

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

     Remaining balances on the notes receivable sold totaled $2.5 million at March 25, 1995.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues during the first quarter of fiscal 1995 increased .9% over the same period last year. Improvements in wholesale segment revenues of 5.9%, resulting from the addition of several new accounts, were offset by a reduction in retail sales due to the sale or closing of a number of corporate retail stores since last year. During the quarter the Company sold two stores to an existing customer, thereby retaining the wholesale business, and closed six other stores that did not meet the Company's sales and earnings expectations. Same store sales showed a 3.3% decline compared to last year due to new competition in certain market areas and unusually low sales in January.

     Gross margins were 14.3% for the first quarter compared to 14.6% for the same twelve week period last year. The overall decrease resulted from a greater proportion of wholesale sales which contribute lower gross margins. In spite of this overall decline, margins improved at retail level in the non-perishable grocery and specialty departments. In addition, Midwest wholesale operations showed higher margins, which we believe resulted from programs currently being implemented to improve product procurement processes. However, margins of distribution centers servicing convenience store customers in the Southeast continue to be negatively affected by lower margins on tobacco products. The Company's internally measured inflation index measured slight deflation for the quarter. This resulted in a LIFO credit of $135,000 this year compared to a $500,000 credit in the prior year.

     Selling, general and administrative expenses as a percent of total revenues were 12.0% compared to 12.4% last year. Again, the change in the mix of business from retail to wholesale, which operates at lower expense levels, was the principal reason for the percentage decline.

     Depreciation and amortization expenses for the quarter were down 3.8% from the prior year. The decrease reflects the reduction in retail property, plant and equipment resulting from the sale and closing of retail stores since last year.

     Interest expense increased 19.9% compared to last year because of higher interest rates partially offset by lower average short-term borrowings during the quarter.

     The effective tax rate for both the first quarter this year and last year was 40.5%. Income tax expense increased over last year because of higher pretax earnings.

     Net earnings in the first quarter were $2.7 million, an increase of 4.6% over last year. The earnings increase is attributed to better operating results of corporate retail stores during the quarter despite lower sales.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided from operations was $26.1 million in the first quarter of 1995 compared with $6.5 million in the first quarter in 1994. The primary reason for this increase was a reduction in distribution center inventories of approximately $11 million and retail inventories of $2.5 million in the quarter compared to an inventory increase of $1.9 million during the same period of 1994.

     Outstanding checks net of cash in banks decreased from $18.6 at year end to $3.0 million at the end of the first quarter of 1995. This decrease was an anomaly related to the timing of the Easter holiday in 1995 compared with 1994 and is reflected in the net increase in cash in 1995.

     Capital expenditures totaled $3.4 million for the quarter down from $6.5 million in the similar period in 1994. The capital budget for 1995 is $31.3 million down from actual expenditures of $35.0 million in 1994.

     There were no other significant factors affecting liquidity and capital resources in the first quarter of 1995.

                           PART II - OTHER INFORMATION


Items 2, 3, 4 and 5 are not applicable.

ITEM 1, LEGAL PROCEEDINGS.

     In November 1992, Jin Ku Kim, currently an employee of the Company, commenced an action against the Company in U.S. District Court for the Northern District of Iowa claiming damages as a result of the alleged failure to promote Mr. Kim to the position of shipping foreman in November 1990 and April 1992 because of his national origin and race, and the alleged retaliation against him in terms and conditions of employment after he filed charges of employment discrimination. On September 16, 1994, a jury verdict in the amount of $8,786,000 including $36,000 in back pay, $1,750,000 in mental anguish and loss of enjoyment of life and $7,000,000 in punitive damages, was entered in favor of the plaintiff. On April 13, 1995, the U.S. District Court reduced the amount of damages to $421,000 plus attorneys' fees and expenses. The plaintiff and the Company have each filed a notice of appeal of the Court's decision. The Company will continue to vigorously pursue all avenues for eliminating or further reducing the damages and other relief awarded to the plaintiff. Although no assurance can be given that the Company will be successful in its defense against the plaintiff's appeal or in pursuing the Company's appeal, the Company believes that the reserves it has established are reasonably adequate to cover its liability in this case.

ITEM 6, EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

          27. Financial Data Schedule.

(b)  REPORTS ON FORM 8-K:

          A Form 8-K, dated February 14, 1995, was filed February 22, 1995 by the registrant with the Securities and Exchange Commission to report the dismissal of KPMG Peat Marwick LLP as the registrant's independent accountants upon completion of the audit for the fiscal year ended December 31, 1994 and the engagement of Ernst & Young LLP as the registrant's independent accountants for the fiscal year ending December 30, 1995. Amendments No. 1 and 2 on Form 8-K/A, amending the February 22, 1995 Form 8-K filing, were filed on March 6, 1995 and March 21, 1995, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                                   Registrant


Date May 5, 1995                   BY  /s/  Alfred N. Flaten
     -------------                    ------------------------
                                   Alfred N. Flaten
                                   President and Chief
                                   Executive Officer






Date May 5, 1995                   BY  /s/  Robert F. Nash
     -------------                    ------------------------
                                   Robert F. Nash
                                   Vice President and Treasurer