Form 10-Q
period 1995-06-17
NASH FINCH CO
filed 1995-08-01
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the twenty-four weeks ended June 17, 1995

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                            Commission File no. 0-785

                               NASH-FINCH COMPANY

             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                     410431960
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

  7600 France Ave. South, Minneapolis, Minnesota         55435
     (Address of principal executive offices)          (Zip Code)

                                 (612)  832-0534
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




Number of shares of common stock outstanding at July 19, 1995:

                                        10,874,915 shares
                                        -----------------

                         PART I - FINANCIAL INFORMATION

     This report is for the twenty-four week interim period beginning January 1, 1995, through June 17, 1995.

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

     The information contained herein has not been audited by independent certified public accountants and is subject to any adjustments which may develop in connection with the annual audit of its accounts by Ernst & Young LLP, the Company's independent auditors.

                       NASH FINCH COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 17, 1995

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 17, 1995 and December 31, 1994, and the results of operations for the 24-weeks ending June 17, 1995 and June 18, 1994, and the changes in cash flows for the 24-week periods ending June 17, 1995 and June 18, 1994, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $43.9 million higher at June 17, 1995 and at December 31, 1994.

NOTE 3

     Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Options granted under the Company's qualified stock plan are considered common stock equivalents for the purpose of earnings per share data, but have been excluded from the computation since the dilutive effect is not material.

NOTE 4

     On April 2, 1992, the Company sold customer notes totaling $22.8 million. The notes having maturities through the year 2000, were sold at face value with limited recourse as to certain notes. The Company is responsible for collection of the notes and remits the principal plus a floating rate of interest to the purchaser on a monthly basis. Proceeds from the sale of the notes receivable were used to pay off short-term bank debt.

     Remaining balances on the notes receivable sold totaled $2.3 million at June 17, 1995.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

                                                Twelve Weeks Ended          Twenty-four Weeks Ended
                                             -------------------------     -------------------------
                                              June 17,       June 18,       June 17,       June 18,
                                                1995           1994           1995           1994
                                             ----------     ----------     ----------     ----------
Revenues
  Net sales                                  $  663,708        656,346      1,277,606      1,266,481
  Other revenues                                 12,806         14,016         22,506         22,046
                                             ----------     ----------     ----------     ----------

    Total revenues                              676,514        670,362      1,300,112      1,288,527

Cost and Expenses:
  Cost of sales                                 575,582        566,167      1,109,894      1,093,863
  Selling, general and administrative
    and other operating expenses                 81,671         85,307        156,709        161,942
  Depreciation and amortization                   6,780          7,409         13,570         14,472
  Interest expense                                2,646          2,718          5,585          5,169
                                             ----------     ----------     ----------     ----------
    Total costs and expenses                    666,679        661,601      1,285,758      1,275,446

    Earnings before income taxes                  9,835          8,761         14,354         13,081


Income taxes                                      3,983          3,549          5,813          5,298
                                             ----------     ----------     ----------     ----------

    Net earnings                             $    5,852          5,212          8,541          7,783
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Weighted average number of
 common shares outstanding                       10,875         10,872         10,875         10,872
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Earnings per share                           $     0.54           0.48           0.79           0.72
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

-------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                        June 17,    December 31,
Assets                                                    1995         1994
------                                                 ----------   -----------
                                                      (Unaudited)
Current assets:
  Cash on hand                                         $      941         1,078
  Accounts and notes receivable, net                      100,762        98,859
  Inventories                                             189,036       198,637
  Prepaid expenses                                         15,626         8,626
  Deferred tax assets                                       2,824         2,322
                                                       ----------   -----------
      Total current assets                                309,189       309,522

Investments at net equity                                   8,184         7,432
Notes receivable, noncurrent                               16,050        16,441

Property, plant and equipment:
  Land                                                     27,481        27,556
  Buildings and improvements                              107,677       107,149
  Furniture, fixtures, and equipment                      211,487       214,564
  Leasehold improvements                                   27,220        28,205
  Construction in progress                                  2,511         2,039
  Assets under capitalized leases                          11,755        12,423
                                                       ----------   -----------
                                                          388,131       391,936

  Less accumulated depreciation and amortization         (207,220)     (204,965)
                                                       ----------   -----------
      Net property, plant and equipment                   180,911       186,951
                                                       ----------   -----------

Intangible assets, net                                      7,082         7,810
Other assets                                                3,232         3,448
                                                       ----------   -----------

      Total assets                                     $  524,648       531,604
                                                       ----------   -----------
                                                       ----------   -----------
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Outstanding checks, net of cash in banks             $    3,857        18,649
  Short-term debt payable to banks                         35,700        41,400
  Current maturities of long-term debt and
    capitalized lease obligations                           3,984         5,685
  Accounts payable                                        125,726       122,602
  Accrued expenses                                         35,472        29,585
  Income taxes                                              5,847         2,144
                                                       ----------   -----------
      Total current liabilities                           210,586       220,065

Long-term debt                                             83,583        85,289
Capitalized lease obligations                              10,419        10,671
Deferred compensation                                       7,974         8,526
Other                                                       1,184           784
Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares; none issued                      --            --
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,224 shares         18,706        18,706
  Additional paid-in capital                               11,982        11,977
  Foreign curency translation adjustment - net of a
    $361 deferred tax benefit                                (572)         (572)
  Retained earnings                                       183,838       179,212
                                                       ----------   -----------
                                                          213,954       209,323
  Less cost of 349 shares of common stock in treasury      (3,052)       (3,054)
                                                       ----------   -----------

      Total stockholders' equity                          210,902       206,269
                                                       ----------   -----------

      Total liabilities and stockholders' equity       $  524,648       531,604
                                                       ----------   -----------
                                                       ----------   -----------

-----------------------------------------------------
See accompanying notes to consolidated financial statements


NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)                                       Twenty-four Weeks Ended
                                                  -----------------------------
                                                  June 17, 1995   June 18, 1994
                                                  -------------   -------------
Cash flows from operating activities:
  Net earnings                                      $     8,541           7,783
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                        13,570          14,472
    Provision for bad debts                               1,429             283
    Provision for losses on closed lease locations           31             250
    Deferred income taxes                                  (266)          2,649
    Deferred compensation                                  (552)           (279)
    Earnings of equity investments                         (463)           (754)
    Other                                                   151              23
  Changes in current assets and liabilities:
    Accounts and notes receivable                        (2,071)        (15,742)
    Inventories                                           9,501           4,864
    Prepaid expenses                                     (7,000)         (5,383)
    Accounts payable                                      3,125           4,774
    Accrued expenses                                      5,667           5,126
    Income taxes                                          3,704             644
                                                    -----------     -----------
      Net cash provided by operating activities          35,667          18,710
                                                    -----------     -----------
Cash flows from investing activities:
  Dividends received                                        890             618
  Disposal of property, plant and equipment               1,980           6,207
  Additions to property, plant and equipment
    excluding capital leases                             (8,560)        (17,607
  Business acquired                                      --              (8,307)
  Investment in unconsolidated company                   (1,179)         --
  Loans to customers                                     (4,765)         (4,908)
  Payments from customers on loans                        3,981           3,560
  Other                                                     (72)            (34)
                                                    -----------     -----------
    Net cash used for investing activities               (7,745)        (20,471)
                                                    -----------     -----------
Cash flows from financing activities:
  Dividends paid                                         (3,915)         (3,914)
  Proceeds (Payments) of short-term debt                 (5,700)          7,600
  Payments of long-term debt                             (3,389)         (1,260)
  Payments of capitalized lease obligations                (270)            (60)
  Other                                                       7               6
                                                    -----------     -----------
    Net cash (used for) provided by
      financing activities                              (13,267)          2,372
                                                    -----------     -----------
      Net increase in cash                            $  14,655             611
                                                    -----------     -----------
                                                    -----------     -----------

------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended June 17, 1995,
December 31, 1994 and January 1, 1994
(In thousands, except per share amounts)                                             Foreign
                                           Common stock      Additional              currency        Treasury stock       Total
                                      ---------------------   paid-in     Retained  translation   -------------------  stockholders'
                                        Shares      Amount    capital     earnings  adjustment     Shares      Amount     equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 1993            $   11,224     18,706     11,944     163,624      --            (352) $   (3,070)     191,204
Net earnings                              --         --         --          15,874      --          --          --           15,874
Dividend declared of $.72 per share       --         --         --          (7,828)     --          --          --           (7,828)
Treasury stock issued upon exercise
   of options and other insignificant
   items                                  --         --             10      --          --               1           4           14
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------

Balance at January 1, 1994                11,224     18,706     11,954     171,670      --            (351)     (3,066)     199,264
Net earnings                              --         --         --          15,480      --          --          --           15,480
Dividend declared of $.73 per share       --         --         --          (7,938)     --          --          --           (7,938)
Treasury stock issued upon exercise
   of options and other insignificant
   items                                  --         --             23      --          --               2          12           35
Foreign currency translation
   adjustment - net of a $381             --         --         --          --            (572)     --          --             (572)
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------

Balance at December 31, 1994              11,224     18,706     11,977     179,212        (572)       (349)     (3,054)     206,269
Net earnings                              --         --         --           8,541                  --          --            8,541
Dividend declared of $.36 per share       --         --         --          (3,915)                 --          --           (3,915)
Treasury stock issued upon exercise
   of options and other insignificant
   items                                  --         --              5      --          --          --               2            7
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------

Balance at June 17, 1995              $   11,224     16,706     11,982     183,838        (572)       (349) $   (3,052)     210,902
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------

----------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     During the second quarter of 1995, total revenues were $676.5 million compared to $670.3 million in 1994, an increase of .9%. On a year to date basis, total revenues also increased .9% from $1.289 billion last year to $1.300 billion this year. Wholesale revenues increased over last year by 7.7% and 6.4% for the quarter and year to date, respectively, reflecting the volume of a number of new independent accounts during the first half of the year. In addition, the sale of six corporate owned retail stores to existing independent customers also favorably impacted wholesale revenues compared with last year.

     Partially offsetting the revenue gains at wholesale, retail revenues were negatively affected by the net reduction of nine stores since the end of the second quarter of 1994. In addition to selling stores, the Company closed thirteen under-performing stores and acquired ten from existing or former customers including six in Kentucky in December 1994. Same store sales declined 2.7% for second quarter and 3.0% for the year to date compared to last year, largely due to growing competition in certain market areas.

     Gross margins were 14.9% for the second quarter this year compared to 15.5% for the same period last year. On a year to date basis, margins were 14.6% compared to 15.1% last year. The decrease for both periods reflected a greater proportion of wholesale sales which typically achieve lower gross margins. Although consolidated gross margins reflect a decline, margins for the quarter and year to date improved for both the wholesale and retail segments of the business. The implementation of a regional buying office to procure the product needs of several distribution centers resulted in consolidating volume, thereby lowering product costs and improving margins. On the retail side, margin improvements were attributed to a more effective marketing plan and better product merchandising, especially in the higher margin specialty departments of the stores.

     Selling, general and administrative expenses as a percent of total revenues were 12.1% for both the quarter and year to date, compared to 12.7% and 12.6% for the prior year quarter and year to date, respectively. Productivity gains and tighter cost controls at the wholesale level contributed to the decrease in overall expenses compared to last year. The Company has developed an evaluation process and is currently implementing performance measurements which it believes will further improve productivity and eliminate costs. Expense levels were also favorably impacted by a greater proportion of wholesale business which typically has lower operating expenses.

     Partially offsetting gains, operating expenses for the quarter include higher costs associated with a review of the Company's management information systems. Management recognizes the need to monitor and evaluate its systems in accordance with current technological advances.

     Depreciation and amortization expenses decreased 8.4% and 6.2% for quarter and year to date, respectively, compared to the same periods last year. The decrease reflects the reduction in property, plant and equipment resulting from the sale and closing of a number of retail stores since last year.

     Interest expense for the second quarter decreased 2.6% compared to last year due to lower average short-term borrowings. On a year to date basis, interest costs increased 8.0% over last year because of higher average short-term borrowings and higher interest rates.

     The effective tax rate for all periods reported was 40.5%. Income tax expense increased this year because of higher pretax earnings.

     Net earnings for the quarter were $5.9 million, an increase of 12.2% over last year. The earnings improvement is attributed to strong operating results for both the wholesale and retail segments of the business.



LIQUIDITY AND CAPITAL RESOURCES

     At the end of the second quarter, the Company had lines of credit with banks totaling $112.5 million of which $45 million were informally committed. Borrowing under these lines was $35.7 million at the end of the second quarter compared with $41.4 at year end and $47.8 million at the end of the first quarter of 1995.

     In the ordinary course of business the Company makes loans to retail customers to finance the purchase, enlargement or remodeling of store facilities and for inventory in such facilities. During the third quarter the Company intends to sell approximately $16 million of these customer loans to a bank for cash. The proceeds of this sale will be used to reduce short term bank debt.

     Capital expenditures for plant, property and equipment were $8.6 million for the first two quarters of 1995 compared with $17.6 million for a similar period in 1994. Capital expenditures for 1995 are budgeted at $31.3 million compared to actual 1994 expenditures of $35.0 million, excluding acquisitions.

                           PART II - OTHER INFORMATION
                           ---------------------------

Items 1, 2, 3 and 5 are not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The annual meeting of stockholders was held May 9, 1995.

(b) Not required. (Proxies were solicited pursuant to Regulation 14, there was no solicitation in opposition to management's nominees, and all such nominees were elected.)

(c) (i) ELECTION OF DIRECTORS. Four incumbent directors were elected to serve for three-year terms. (The terms of the other seven directors do not expire until 1996 and 1997.)

     The director nominees and voting results are as follows:
                                                    Votes           Broker
         Nominees               Vote For           Withheld        Non-votes
         --------               --------           --------        ---------

     Alfred N. Flaten         9,288,551.644       109,919.295         -0-
     Allister P. Graham       9,329,583.927        68,987.012         -0-
     Richard G. Lareau        9,253,844.821       144,726.118         -0-
     Jerome O. Rodysill       9,186,387.927       212,183,012         -0-

     (ii) APPROVAL OF 1995 DIRECTOR STOCK OPTION PLAN. Stockholders approved the adoption of the Nash Finch Company 1995 Director Stock Option Plan. Voting results are as follows: votes for - 8,379,830.022; votes against - 531,872.071; abstentions - 473,068.846; broker non-votes - 13,800.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     3(ii).1   Bylaws of the Company, as amended effective May 9, 1995.

     10.1 Excerpt from Board minutes relating to compensation of Board Chair.

     10.2 Nash Finch Company 1995 Director Stock Option Plan.

     27   Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

     Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                               ------------------
                                   Registrant


Date August 1, 1995                By  /s/  Alfred N. Flaten
     ---------------------             ----------------------
                                        Alfred N. Flaten
                                        President and Chief
                                        Executive Officer






Date August 1, 1995                By  /s/  Robert F. Nash
     -----------------------          ------------------------------
                                        Robert F. Nash
                                        Vice President and Treasurer

Index to Exhibits
-----------------

     Exhibit
     -------

     3(ii).1   Bylaws of the Company, as amended effective May 9, 1995.

     10.1 Excerpt from Board minutes relating to compensation of Board Chair.

     10.2      Nash Finch Company 1995 Director Stock Option Plan.

     27        Financial Data Schedule.