Form 10-Q/A
period 1995-06-17
NASH FINCH CO
filed 1995-08-11
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

                                 Amendment No.1 to

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

- -------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                        June 17,    December 31,
ASSETS                                                    1995         1994
- ------                                                 ----------   -----------
                                                      (Unaudited)
Current assets:
  Cash on hand                                         $      941         1,078
  Accounts and notes receivable, net                      100,762        98,859
  Inventories                                             189,036       198,637
  Prepaid expenses                                         15,626         8,626
  Deferred tax assets                                       2,824         2,322
                                                       ----------   -----------
      Total current assets                                309,189       309,522

Investments at net equity                                   8,184         7,432
Notes receivable, noncurrent                               16,050        16,441

Property, plant and equipment:
  Land                                                     27,481        27,556
  Buildings and improvements                              107,677       107,149
  Furniture, fixtures, and equipment                      211,487       214,564
  Leasehold improvements                                   27,220        28,205
  Construction in progress                                  2,511         2,039
  Assets under capitalized leases                          11,755        12,423
                                                       ----------   -----------
                                                          388,131       391,936

  Less accumulated depreciation and amortization         (207,220)     (204,985)
                                                       ----------   -----------
      Net property, plant and equipment                   180,911       186,951
                                                       ----------   -----------

Intangible assets, net                                      7,082         7,810
Other assets                                                3,232         3,448
                                                       ----------   -----------

      Total assets                                     $  524,648       531,604
                                                       ----------   -----------
                                                       ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Outstanding checks, net of cash in banks             $    3,857        18,649
  Short-term debt payable to banks                         35,700        41,400
  Current maturities of long-term debt and
    capitalized lease obligations                           3,984         5,685
  Accounts payable                                        125,726       122,602
  Accrued expenses                                         35,472        29,585
  Income taxes                                              5,847         2,144
                                                       ----------   -----------
      Total current liabilities                           210,586       220,065

Long-term debt                                             83,583        85,289
Capitalized lease obligations                              10,419        10,671
Deferred compensation                                       7,974         8,526
Other                                                       1,184           784
Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares; none issued                      --            --
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,224 shares         18,706        18,706
  Additional paid-in capital                               11,982        11,977
  Foreign currency translation adjustment - net of a
    $381 deferred tax benefit                                (572)         (572)
  Retained earnings                                       183,838       179,212
                                                       ----------   -----------
                                                          213,954       209,323
  Less cost of 349 shares of common stock in treasury      (3,052)       (3,054)
                                                       ----------   -----------

      Total stockholders' equity                          210,902       206,269
                                                       ----------   -----------

      Total liabilities and stockholders' equity       $  524,648       531,604
                                                       ----------   -----------
                                                       ----------   -----------

- -----------------------------------------------------
See accompanying notes to consolidated financial statements


NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)                                       Twenty-four Weeks Ended
                                                  -----------------------------
                                                  June 17, 1995   June 18, 1994
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                      $     8,541           7,783
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                        13,570          14,472
    Provision for bad debts                               1,429             283
    Provision for losses on closed lease locations           31             250
    Deferred income taxes                                  (286)          2,649
    Deferred compensation                                  (552)           (279)
    Earnings of equity investments                         (463)           (754)
    Other                                                   151              23
  Changes in current assets and liabilities:
    Accounts and notes receivable                        (2,071)        (15,742)
    Inventories                                           9,601           4,864
    Prepaid expenses                                     (7,000)         (5,383)
    Accounts payable                                      3,125           4,774
    Accrued expenses                                      5,887           5,126
    Income taxes                                          3,704             644
                                                    -----------     -----------
      Net cash provided by operating activities          35,667          18,710
                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Dividends received                                        890             618
  Disposal of property, plant and equipment               1,980           6,207
  Additions to property, plant and equipment
    excluding capital leases                             (8,560)        (17,607)
  Business acquired                                      --              (8,307)
  Investment in unconsolidated company                   (1,179)         --
  Loans to customers                                     (4,765)         (4,908)
  Payments from customers on loans                        3,961           3,560
  Other                                                     (72)            (34)
                                                    -----------     -----------
    Net cash used for investing activities               (7,745)        (20,471)
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                         (3,915)         (3,914)
  Proceeds (Payments) of short-term debt                 (5,700)          7,600
  Payments of long-term debt                             (3,389)         (1,260)
  Payments of capitalized lease obligations                (270)            (60)
  Other                                                       7               6
                                                    -----------     -----------
    Net cash (used for) provided by
      financing activities                              (13,267)          2,372
                                                    -----------     -----------
      Net increase in cash                            $  14,655             611
                                                    -----------     -----------
                                                    -----------     -----------

- ------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

- ------------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended June 17, 1995,
December 31, 1994 and January 1, 1994
(In thousands, except per share amounts)                                             Foreign
                                           Common stock      Additional              currency        Treasury stock       Total
                                      ---------------------   paid-in     Retained  translation   -------------------  stockholders'
                                        Shares      Amount    capital     earnings  adjustment     Shares      Amount     equity
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at January 2, 1993            $   11,224     18,706     11,944     163,624      --            (352) $   (3,070)     191,204
Net earnings                              --         --         --          15,874      --          --          --           15,874
Dividend declared of $.72 per share       --         --         --          (7,828)     --          --          --           (7,828)
Treasury stock issued upon exercise
   of options and other insignificant
   items                                  --         --             10      --          --               1           4           14
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------

Balance at January 1, 1994                11,224     18,706     11,954     171,670      --            (351)     (3,066)     199,264
Net earnings                              --         --         --          15,480      --          --          --           15,480
Dividend declared of $.73 per share       --         --         --          (7,938)     --          --          --           (7,938)
Treasury stock issued upon exercise
   of options and other insignificant
   items                                  --         --             23      --          --               2          12           35

Foreign currency translation
   adjustment - net of a $381
   deferred tax benefit                   --         --         --          --            (572)     --          --             (572)
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------

Balance at December 31, 1994              11,224     18,706     11,977     179,212        (572)       (349)     (3,054)     206,269
Net earnings                              --         --         --           8,541                  --          --            8,541
Dividend declared of $.36 per share       --         --         --          (3,915)                 --          --           (3,915)
Treasury stock issued upon exercise
   of options and other insignificant
   items                                  --         --              5      --          --          --               2            7
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------

Balance at June 17, 1995              $   11,224     18,706     11,982     183,838        (572)       (349) $   (3,052)     210,902
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------
                                      ----------  ---------  ---------  ----------  ----------  ----------  ----------   ----------

- ----------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                               ------------------
                                   Registrant




Date August 11, 1995                By  /s/  Norman R. Soland
     -----------------------          ------------------------------
                                        Norman R. Soland
                                        Vice President, Secretary
                                        and General Counsel