Form 10-Q
period 1995-10-07
NASH FINCH CO
filed 1995-11-21
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
  / X /     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the forty weeks ended October 7, 1995

                                       or

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
  /  /        OF THE SECURITIES EXCHANGE ACT OF 1934

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



Number of shares of common stock outstanding at November 16, 1995:

                                                               10,876,185 shares
                                                               -----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

     This report is for the forty week interim period beginning January 1, 1995, through October 7, 1995.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

                                                 Sixteen Weeks Ended                 Forty Weeks Ended
                                             ---------------------------          ---------------------------
                                             October 7,       October 8,          October 7,        October 8,
                                                1995              1994               1995                1994
                                             -----------      ----------          ----------        -----------
Revenues:
  Net sales                                $     898,104         867,787           2,175,709          2,134,268
  Other revenues                                  20,721          19,169              43,228             41,215
                                             -----------      ----------          ----------        -----------
    Total revenues                               918,825         886,956           2,218,937          2,175,483


Cost and Expenses:
  Cost of sales                                  785,623         754,113           1,895,516          1,847,976
  Selling, general and administrative
     and other operating expenses                112,558         113,143             269,267            275,085
  Depreciation and amortization                    9,024           9,690              22,594             24,162
  Interest expense                                 3,129           3,204               8,715              8,373
                                             -----------      ----------          ----------        -----------
    Total costs and expenses                     910,334         880,150           2,196,092          2,155,596

    Earnings before income taxes                   8,491           6,806              22,845             19,887


Income taxes                                       3,439           2,756               9,252              8,054
                                             -----------      ----------          ----------        -----------

    Net earnings                           $       5,052           4,050              13,593             11,833
                                             -----------      ----------          ----------        -----------
                                             -----------      ----------          ----------        -----------



Weighted average number of
  common shares outstanding                       10,875          10,874              10,875             10,873
                                             -----------      ----------          ----------        -----------
                                             -----------      ----------          ----------        -----------



Earnings per share                         $        0.46            0.37                1.25               1.09
                                             -----------      ----------          ----------        -----------
                                             -----------      ----------          ----------        -----------


-------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                               October 7,             December 31,
Assets                                                             1995                  1994
------                                                        -----------            -----------
Current assets:                                                (Unaudited)
  Cash on hand                                              $       1,071                  1,078
  Short-term investments                                            5,969                    --
  Accounts and notes receivable, net                               95,711                 98,859
  Inventories                                                     207,141                198,637
  Prepaid expenses                                                 11,408                  8,626
  Deferred tax assets                                               4,204                  2,322
                                                              -----------            -----------
    Total current assets                                          325,504                309,522

Investments at net equity                                           8,599                  7,432
Notes receivable, noncurrent                                        4,124                 16,441

Property, plant and equipment:
  Land                                                             28,138                 27,556
  Buildings and improvements                                      107,611                107,149
  Furniture, fixtures, and equipment                              211,926                214,564
  Leasehold improvements                                           27,368                 28,205
  Construction in progress                                          5,890                  2,039
  Assets under capitalized leases                                  12,901                 12,423
                                                              -----------            -----------
                                                                  393,834                391,936

  Less accumulated depreciation and amortization                 (210,964)              (204,985)
                                                              -----------            -----------
    Net property, plant and equipment                             182,870                186,951
                                                              -----------            -----------
Intangible assets, net                                              6,664                  7,810
Other assets                                                        2,039                  3,448
                                                              -----------            -----------
    Total assets                                            $     529,800                531,604
                                                              -----------            -----------
                                                              -----------            -----------

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Outstanding checks, net of cash in banks                  $      20,420                 18,649
  Short-term debt payable to banks                                    300                 41,400
  Current maturities of long-term debt and
     capitalized lease obligations                                 13,842                  5,685
  Accounts payable                                                148,533                122,602
  Accrued expenses                                                 35,885                 29,585
  Income taxes                                                      5,653                  2,144
                                                              -----------            -----------
      Total current liabilities                                   224,633                220,065

Long-term debt                                                     72,148                 85,289
Capitalized lease obligations                                      10,265                 10,671
Deferred compensation                                               7,719                  8,526
Other                                                               1,028                    784
Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares;  none issued                               --                     --
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,224 shares                 18,706                 18,706
  Additional paid-in capital                                       11,989                 11,977
  Foreign currency translation adjustment - net of a $381
   deferred tax benefit                                              (572)                  (572)
  Retained earnings                                               186,933                179,212
                                                              -----------            -----------
                                                                  217,056                209,323
  Less cost of 349 shares of common stock in treasury              (3,049)                (3,054)
                                                              -----------            -----------
      Total stockholders' equity                                  214,007                206,269
                                                              -----------            -----------

      Total liabilities and stockholders' equity            $     529,800                531,604
                                                              -----------            -----------
                                                              -----------            -----------

------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                            Forty Weeks Ended
                                                                 ------------------------------------
                                                                 October 7, 1995      October 8, 1994
                                                                 ---------------      ---------------
Cash flows from operating activities:
  Net earnings                                                  $         13,593              11,833
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                         22,594              24,162
    Provision for bad debts                                                2,881                 825
    Provision for losses on closed lease locations                           (44)                204
    Deferred income taxes                                                 (1,882)              1,927
    Deferred compensation                                                   (806)               (499)
    Earnings of equity investments                                          (879)             (1,270)
    Other                                                                    208                  46
  Changes in current assets and liabilities:
    Accounts and notes receivable                                             31             (14,603)
    Inventories                                                           (8,504)            (11,417)
    Prepaid expenses                                                      (2,782)             (2,225)
    Accounts payable                                                      25,931              16,277
    Accrued expenses                                                       6,300               5,356
    Income taxes                                                           3,508                  (8)
                                                                  --------------      --------------
      Net cash provided by operating activites                            60,149              30,608
                                                                  --------------      --------------
Cash flows from investing activities:
  Dividends received                                                         890                 617
  Disposal of property, plant and equipment                                5,286               7,597
  Additions to property, plant and equipment
    excluding capital leases                                             (22,211)            (24,229)
  Business acquired                                                        --                 (8,614)
  Loans sold, including current portion                                   13,744                 --
  Short-term investments                                                  (5,969)                --
  Loans to customers                                                      (6,883)             (7,123)
  Payments from customers on loans                                         6,851               5,482
  Investment in an unconsolidated company                                 (1,179)                --
  Other                                                                     (112)                (34)
                                                                  --------------      --------------
    Net cash used for investing activities                                (9,583)            (26,304)
                                                                  --------------      --------------
Cash flows from financing activities:
  Dividends paid                                                          (5,872)             (5,872)
  Proceeds(Payments) of short-term debt                                  (41,100)                800
  Payments of long-term debt                                              (4,957)             (2,510)
  Payments of capitalized lease obligations                                 (433)               (506)
  Other                                                                       17                  30
                                                                  --------------      --------------
    Net cash used for financing activities                               (52,345)             (8,058)
                                                                  --------------      --------------
      Net decrease in cash                                      $         (1,779)             (3,754)
                                                                  --------------      --------------
                                                                  --------------      --------------


------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

(Unaudited)
-----------------------------------------------------------------------------------------------------

FISCAL PERIOD ENDED OCTOBER 7, 1995,
DECEMBER 31, 1994 AND JANUARY 1, 1994
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 COMMON STOCK                  ADDITIONAL
                                                          --------------------------            PAID-IN                 RETAINED
                                                           SHARES          AMOUNT               CAPITAL                 EARNINGS
--------------------------------------------------------------------------------------------------------------------------------

Balance at January 2, 1993                                 11,224        $  18,706               11,944                 163,624
Net earnings                                                 --                --                  --                    15,874
Dividend declared of $.72 per share                          --                --                  --                    (7,828)
Treasury stock issued upon exercise of
  options and other insignificant items                      --                --                    10                    --
                                                          -------          -------              -------               ---------
Balance at January 1, 1994                                 11,224           18,706               11,954                 171,670
Net earnings                                                 --                --                   --                   15,480
Dividend declared of $.73 per share                          --                --                   --                   (7,938)
Treasury stock issued upon exercise of
  options and other insignificant items                      --                --                    23                     --
Foreign currency translation adjustment
  - net of a $381 deferred tax benefit                       --                --                   --                     --
                                                          -------          -------              -------               ---------
Balance at December 31, 1994                               11,224           18,706               11,977                 179,212
Net earnings                                                 --                --                   --                   13,593
Dividend declared of $.54 per share                          --                --                   --                   (5,872)
Treasury stock issued upon exercise of
  options and other insignificant items                      --                --                    12                     --
                                                          -------          -------              -------               ---------

Balance at October 7, 1995                                 11,224        $  18,706               11,989                 186,933
                                                          -------          -------              -------               ---------
                                                          -------          -------              -------               ---------


                                                        FOREIGN
                                                        CURRENCY                TREASURY STOCK                           TOTAL
                                                        TRANSLATION        --------------------------                STOCKHOLDERS'
                                                        ADJUSTMENT         SHARES               AMOUNT                  EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Balance at January 2, 1993                                   --               (352)            $ (3,070)                191,204
Net earnings                                                 --                --                  --                    15,874
Dividend declared of $.72 per share                          --                --                  --                    (7,828)
Treasury stock issued upon exercise of
  options and other insignificant items                      --                  1                    4                      14
                                                          -------          -------              -------               ---------

Balance at January 1, 1994                                   --               (351)              (3,066)                199,264
Net earnings                                                 --                 --                 --                    15,480
Dividend declared of $.73 per share                          --                 --                 --                    (7,938)
Treasury stock issued upon exercise of
  options and other insignificant items                      --                  2                   12                      35
Foreign currency translation adjustment
  - net of a $381 deferred tax benefit                       (572)              --                 --                      (572)
                                                          -------          -------              -------               ---------

Balance at December 31, 1994                                 (572)            (349)              (3,054)                206,269
Net earnings                                                                    --                  --                   13,593
Dividend declared of $.54 per share                                             --                  --                   (5,872)
Treasury stock issued upon exercise of
  options and other insignificant items                        --               --                    5                      17
                                                          -------          -------              -------               ---------

Balance at October 7, 1995                                   (572)            (349)           $  (3,049)                214,007
                                                          -------          -------              -------               ---------
                                                          -------          -------              -------               ---------

-------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 7, 1995

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 7, 1995 and December 31, 1994, and the results of operations for the 40-weeks ending October 7, 1995 and October 8, 1994, and the changes in cash flows for the 40 week periods ending October 7, 1995 and October 8, 1994, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $44.3 million and $43.9 million higher at October 7, 1995 and at December 31, 1994, respectively.

NOTE 3

     Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Options granted under the Company's qualified stock plan are considered common stock equivalents for the purpose of earnings per share data, but have been excluded from the computation since the dilutive effect is not material.

NOTE 4

     On September 8, 1995 the Company entered into an agreement with a financial institution whereby the Company sold $13.7 million in customer notes, and can continue to sell on an ongoing basis additional customer notes receivable. The Company is responsible for collection of the notes and remits the principal plus a floating rate of interest to the purchaser on a monthly basis. Proceeds from the sale of the notes receivable were used to pay off short-term bank debt.

     At October 7, 1995, remaining balances on all notes receivable sold with recourse during fiscal 1992 and 1995 were $1.5 million and $13.5 million, respectively.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Total revenues for the third quarter of 1995 increased 3.6% over the same period last year. The improvement is primarily due to growth in wholesale revenues, particularly from increased military sales and business from new retail customers added since last year. During the quarter, wholesale revenues represented 68.2% of total revenues compared to 65.3% last year.

     Revenue gains at wholesale were partially offset by a decrease in retail sales due to a net reduction of nine stores, since the prior year quarter. Since the third quarter of 1994, the Company sold six stores to existing customers, closed thirteen under-performing stores and acquired ten from existing or former customers. Same store sales declined .8% during the third quarter and 2.0% on a year to date basis compared to last year. Although growing competition in certain market areas continues to negatively impact sales, the rate of decline in same store sales has narrowed during the third quarter.

     Gross Margins were 14.5% for the third quarter this year compared to 15.0% for the same period last year. On a year to date basis, margins were 14.6% compared to 15.1% last year. The decrease for both periods resulted from a greater proportion of wholesale sales which typically achieve lower gross margins. Although consolidated gross margins are lower because of the changing mix of sales between wholesale and retail, margins of each respective segment have actually improved compared to last year. Centralization of buying functions for several warehouses and better margins on perishable products contributed to the improvement during the quarter for the wholesale segment. On the retail side, margin improvements resulted from a greater distribution of sales from higher margin specialty departments of the stores. The Company reflected a LIFO charge of $545,000 and $425,000 for the quarter and year to date, respectively, compared to a charge of $620,000 and $50,000 for the prior year quarter and year to date, respectively.

     Selling, general and administrative expenses as a percent of total revenues were 12.3% for the quarter compared to 12.8% for the same period last year. On a year to date basis, operating expenses were 12.1% this year compared to 12.6% in 1994. Expense levels this year were favorably impacted by an increasing proportion of wholesale business which typically operates at lower expense levels. Incremental sales resulted in improved productivity at the wholesale level and a decrease in expenses as a percent of revenues for both the quarter and year to date. Partially offsetting these gains were costs associated with increased promotional and advertising activities in market areas where the Company is experiencing growing competition.

     Depreciation and amortization expenses decreased 6.8% and 6.5% for the quarter and year to date, respectively, compared to last year. The decrease reflects the reduction in property, plant and equipment resulting from the sale or closing of several corporate owned retail stores.

     Interest expense for the third quarter decreased 2.3% compared to last year due to a reduction in average outstanding short-term debt during the quarter.
On a year to date basis, interest costs were 4.1% higher this year because of greater average short-term borrowings and higher interest rates.

     The effective tax rate for all periods was 40.5%. Income tax expense increased this year because of higher pretax earnings.

     Net earnings for the quarter were $5.1 million, an increase of 24.7% over last year. The earnings improvement is attributed to strong operating results at the wholesale level due to increased military business and sales to new independent accounts. Partially offsetting the wholesale gains were lower than expected earnings at retail largely due to competitive pressures in certain markets.


LIQUIDITY AND CAPITAL RESOURCES

     On September 8, 1995, notes receivable from retail customers totaling $13.7 million were sold to a bank for cash. The proceeds from this sale were used to pay off short-term bank debt, with the balance invested in short-term securities.

     Merchandise inventory increased $18.1 million during the third quarter, largely the result of seasonally higher inventories at the distribution centers.

     Accounts payable increased $22.8 million during the quarter. This increase was related to seasonal increases in inventories and extended payment terms on certain seasonal products.

     Subsequent to the end of the third quarter, the Company entered into a purchase agreement to acquire the assets of Military Distributors of Virginia, Inc. for cash plus the assumption of certain liabilities. The Company is planning to finance the acquisition through a combination of the sale of notes to insurance companies and through a revolving loan facility with several banks. It is the opinion of the Company that funds will be available from these sources on a competitive basis.

     In addition, subsequent to the end of the quarter, the Company entered into an agreement to sell Thomas & Howard of Hickory, Inc., and its subsidiary, T & H Service Merchandisers, to H. T. Hackney. Proceeds will be used to pay off short-term bank debt.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     10.1 Excerpt from Board minutes relating to compensation of outside directors.

     27.  Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

     Not applicable

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                                   Registrant


Date: November 21, 1995            By  /s/  Alfred N. Flaten
                                   ----------------------------
                                   Alfred N. Flaten
                                   President and Chief
                                   Executive Officer






Date: November 21, 1995            By  /s/  Robert F. Nash
                                   ----------------------------
                                   Robert F. Nash
                                   Vice President and Treasurer

INDEX TO EXHIBITS


EXHIBIT

     10.1 Excerpt from Board minutes relating to compensation of outside directors.

     27   Financial Data Schedule.