Form 10-K405
period 1995-12-30
NASH FINCH CO
filed 1996-03-29
CIK 69671

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For the fiscal year ended:              Commission file number:
              December 30, 1995                            0-785
                                    ---------

                               NASH-FINCH COMPANY
             (Exact name of Registrant as specified in its charter)

                 Delaware                              41-0431960
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

                                    ---------

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $1.66-2/3 per share
                          Common Stock Purchase Rights

                                    ---------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 25, 1996, 10,920,793 shares of Common Stock of the
Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the NASDAQ National Market System), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $173,677,400.

     Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the Year Ended December 30, 1995 (the "1995 Annual Report"). Parts II and III of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 14, 1996 (the "1996 Proxy Statement").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

     The Company is one of the largest food wholesalers in the United States, serving approximately 1,400 affiliated and other independent retail supermarkets, other retail stores and outlets, and institutional accounts, such as military base commissaries, restaurants, schools and hospitals, as of December 30, 1995. No one customer accounts for a significant portion of the Company's sales. The Company also operates and supplies, as of December 30, 1995, 113 Company-owned supermarkets and warehouse stores. The Company's affiliated and Company-owned stores operate under a number of tradenames, including ECONOFOODS-Registered Trademark-, FOOD BONANZA-Registered Trademark-, SUN MART-TM-, FAMILY THRIFT CENTER-TM-, EASTER FOODS-TM-, FOOD FOLKS-Registered Trademark-, JACK & JILL-Registered Trademark-, ECONOMART-TM-, OUR FAMILY FOODS-Registered Trademark-, FOOD PRIDE-Registered Trademark- and SAX FOOD & DRUG-Registered Trademark-. The Company's market areas are in approximately 30 states in the Midwest, West, Mid-Atlantic and Southeast and are serviced through 16 wholesale distribution centers and one general merchandise warehouse. The Company packages, ships and markets fresh produce from California and the countries of Chile and Mexico to a variety of buyers across the United States, Canada and overseas.

     During 1995, the Company converted a closed full-line distribution center into a specialized warehouse which handles general merchandise and slow-moving items in support of other Midwest distribution centers. Operations from the closed facility were consolidated into those of four other distribution centers.

     In December, 1995, the Company sold its two convenience store subsidiaries which distributed food and non-food products to over 3,000 convenience stores primarily in the southeastern United States. The sale involved Thomas & Howard Company of Hickory, Inc. ("Thomas & Howard"), a wholly-owned subsidiary of the Company, and T&H Service Merchandisers, Inc. ("T&H"), a wholly-owned subsidiary of Thomas & Howard. Thomas & Howard operates a grocery distribution center in Newton, North Carolina; T&H operates a general merchandise warehouse in Hickory, North Carolina.

     In January, 1996, the Company acquired substantially all of the business and assets of Military Distributors of Virginia, Inc. ("MDV"), a Virginia corporation based in Norfolk, Virginia. MDV engages in the business of distributing groceries and related products to military commissaries in the eastern United States and Europe. The MDV operation is being consolidated with the Company's existing military distribution operations in Baltimore, Maryland, and Chesapeake, Virginia, into a single military division which will have two operating centers - one in Norfolk and the other in Baltimore.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Financial information about the Company's business segments for the most recent three fiscal years is contained on pages 24 and 25 of the 1995 Annual Report (Note 11 to Consolidated Financial Statements). For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 1995, 44% of such warehouse operational profits were allocated to retail operations.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS.

     1.   PRODUCTS SUPPLIED.

     The Company distributes and sells a full line of food products, including dry groceries, fresh fruits and vegetables, frozen foods, fresh and processed meat products and dairy products, and a variety of non-food products, including health and beauty aids, tobacco products, paper products, cleaning supplies and small household items. The Company primarily distributes and sells nationally advertised brand products and a number of unbranded products (principally meats and produce) purchased directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. Many of the major suppliers of the Company are large companies. The Company has no significant long-term purchase obligations and believes that adequate and alternative sources of supply are generally available to meet the Company's needs.

     The Company also distributes and sells private label products using the Company's own trademarks. A wide variety of grocery, dairy, package meat, frozen foods, health and beauty care products, paper and household products, beverages, and other packaged products are manufactured or processed by others for the Company and sold under Company brand names.

     2.   DISTRIBUTION.

     The Company distributes products to Company-owned supermarkets and warehouse stores and to independent customers and military base commissaries from 16 distribution centers, as of December 30, 1995, located in Minnesota
(1), Iowa (1), Kansas (1), Nebraska (2), Colorado (1), North Dakota (2), South Dakota (1), Wisconsin (1), North Carolina (2), Virginia (2), Maryland
(1) and Georgia (1). The Company's distribution centers are located at strategic points to efficiently serve Company-owned stores, independent customers, and military base commissaries. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low unit costs. The Company also distributes health and beauty aids, general merchandise and specialty grocery products from a warehouse facility located in South Dakota, and produce from a separate warehouse facility in North Carolina.

     The distribution centers serve as central sources of supply for Company-owned and independent stores, military base commissaries and other institutional customers within their operating areas. The distribution centers maintain complete inventories containing virtually every national brand grocery product sold in supermarkets, together with a wide variety of high-volume private label items. In addition, the distribution centers provide full lines of perishables, including fresh meats and poultry, fresh fruits and vegetables, dairy and delicatessen products and frozen foods. Retailers order their inventory requirements at regular intervals through direct linkage with Company computers. Deliveries are made primarily by the Company's transportation fleet. The frequency of deliveries varies, depending upon customer needs. The Company currently has a modern fleet of approximately 350 tractors, 610 semi-trailers, and 160 small trucks and vans, most of which are owned by the Company. In addition, many types of meats, dairy products, bakery and other products are sold by the Company but are delivered by the suppliers directly to retail food stores.

     Virtually all of the Company's wholesale sales to independent customers are made on a cost-plus-fee basis, with the fee based on the type of commodity and quantity purchased. Selling prices are changed promptly, based on the latest cost information.

     The Company distributes products to military base commissaries primarily under contractual arrangements with the manufacturers of those products. The Company provides storage, handling and transportation services for the manufacturers; and, as products ordered from the Company by the commissaries are delivered to them, the Company invoices the manufacturer for the cost of the merchandise delivered plus negotiated fees.

     3.   WHOLESALE OPERATIONS.

     As of December 30, 1995, the Company distributed food products and non-food items, on a wholesale basis, to approximately 1,400 affiliated and other independent retail supermarkets, other retail stores and outlets, and institutional accounts, such as military base commissaries, restaurants, schools and hospitals. The Company's retail supermarket customers are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty aids and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops. The stores served by the Company's wholesale operations range in size from small stores to large supermarkets containing approximately 100,000 square feet.

     The Company offers to its affiliated independent retailers a broad range of services, including promotion, advertising and merchandising programs, the installation of computerized ordering, receiving and scanning systems, the establishment and supervision of computerized retail accounting, budgeting and payroll systems, personnel management assistance and employee training, consumer and market research, store development services and insurance programs. The Company's retail counselors and other Company personnel advise and counsel the affiliated independents, and directly provide many of the above services. Separate charges are made for some of these services. Other independent stores are charged for services on a negotiated basis. The Company also provides retailers with marketing and store upgrade services, many of which have been developed in connection with Company-owned stores. For example, the Company assists retailers in installing and operating delicatessens and other specialty food sections. Rather than develop a single pattern for the services it provides, the

Company has developed flexible programs to serve the needs of most of its affiliated independents, whether rural or urban, large or small.

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

     The Company also may provide financial assistance to independent retailers it services, generally in connection with new store development and the upgrading or expansion of existing stores. The Company makes secured loans to some of its affiliated independent operators, generally repayable over a period of five or seven years, for inventories, store fixtures and
equipment, working capital and store improvements.   Loans are secured by
liens on inventory or equipment or both, by personal guarantees and by other types of security. As of December 30, 1995, the Company had outstanding $7,373,000 in such secured loans to 27 independent operators. In addition, the Company may provide such assistance to independent retailers by guarantying loans from financial institutions and leases entered into directly with lessors. The Company also uses its credit strength to lease supermarket locations and sublease them to independent operators, at rates that are at least as high as the rent paid by the Company.

     4.   RETAIL OPERATIONS.

     As of December 30, 1995, the Company owned and operated 113 retail outlets, including 75 supermarkets, 34 warehouse stores and 4 combination general merchandise/food stores. The Company has devoted considerable resources in recent years to acquire, construct, enlarge and modernize Company-owned stores; and, by constructing new stores or expanding existing stores, seeks to add either larger conventional supermarkets (at least 30,000 square feet) or warehouse stores (at least 45,000 square feet), as appropriate. The Company has implemented a number of automated systems, including scanning and direct store delivery for its stores. These systems provide inventory control at delivery and checkout points, reducing shrinkage and increasing labor efficiency.

     The Company operates its 75 supermarkets principally under the names SUN MART-TM-, EASTER FOODS-TM- and FOOD FOLKS-Registered Trademark-. These stores, 14 of which the Company owns (the remainder are leased), range in size up to approximately 46,000 square feet. These stores are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty aids, and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops.

     The Company operates 34 warehouse stores principally under the names ECONOFOODS-Registered Trademark- and FOOD BONANZA-Registered Trademark-. These stores, 10 of which the Company owns (the remainder are leased), range in size up to approximately 106,000 square feet. The Company's warehouse stores offer a wide variety of high quality groceries, fresh fruits and vegetables, dairy products, frozen foods, fresh fish, fresh and processed meat and health and beauty aids, all at lower prices. Many have specialty departments such as delicatessens, in-store bakeries, pharmacies, banks and floral and video departments. These stores appeal to quality and price-conscious customers who want national brands, broad selection, and availability of convenience foods, but are willing, in some cases, to forgo standard supermarket services. The stores are able to offer lower prices due to increased business volume as well as the limited services available.

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

     5.   PRODUCE MARKETING OPERATIONS.

     Through a wholly-owned subsidiary, Nash-DeCamp Company, the Company grows, packs, ships and markets fresh fruits and vegetables from locations in California and the countries of Chile and Mexico to customers across the United States and Canada, and also overseas. For regulatory reasons, the amount of business between Nash-DeCamp Company and the Company is limited. The Company owns and operates three modern packing, shipping and/or cold storage facilities that ship fresh grapes, citrus, plums, peaches, nectarines, apricots, pears, persimmons, kiwi fruit and other products. The Company also acts as marketing agent for other packers of fresh produce in California and in the countries of Chile and Mexico. For the above services, the Company receives, in addition to a selling commission, a fee for packing, handling and shipping produce. The Company also owns vineyards and orchards for the production of table grapes, tree fruit, kiwi and citrus.

     6.   COMPETITION.

     All segments of the Company's business are highly competitive. The Company competes directly at the wholesale level with a number of wholesalers that supply independent retailers, including "cooperative" wholesalers that are owned by their retail customers and "voluntary" wholesalers who, like the Company, are not owned by their retail customers but sponsor a program under which single-unit or multi-unit independent retailers may affiliate under a common name. Certain of these competing wholesalers may also engage in distribution to military bases. The Company also competes indirectly with the warehouse and distribution operations of the large integrated chains, which consist of single entities owning both wholesale and retail operations. At the wholesale level, the principal methods of competition are location of distribution centers, the services offered to independent retailers, such as store financing and use of store names, and the services offered to manufacturers of products sold to military base commissaries. The success of the Company's wholesale business also depends upon the ability of its retail store customers to compete successfully with other retail food stores.

     The Company competes on the retail level in a fragmented market with many organizations of various sizes, ranging from national chains and voluntary or cooperative groups to local chains and privately owned unaffiliated stores. Depending on the product and location involved, the principal methods of competition at the retail level include price, service, quality, display, selection and store location.

     The Company competes directly in its produce marketing operations with a large number of other firms that pack, ship and market produce, and competes indirectly with larger, integrated firms that grow, pack, ship and market produce. The principal methods of competition in this segment are service provided to growers and the ability to sell produce at the most favorable prices.

     7.   EMPLOYEES.

     As of December 30, 1995, the Company employed approximately 11,500 persons (approximately 5,400 full-time and 6,100 part-time).

ITEM 2.   PROPERTIES.

     The principal executive offices of the Company are located in Edina, Minnesota, and consist of approximately 68,000 square feet of office space. The locations and sizes of the Company's distribution centers, as of December 30, 1995, are listed below (all of which are owned, except as indicated). The distribution center facilities which are leased have varying terms, all with remaining terms of less than 20 years. Total rent in fiscal year 1996 for the leased facilities was $4,385,000.

                                                           APPROX. SIZE
     LOCATION                                              (SQUARE FEET)
     --------                                              -------------
     Midwest/West:
          Denver, Colorado (*)                                335,800
          Cedar Rapids, Iowa                                  351,900
          Liberal, Kansas                                     176,500
          St. Cloud, Minnesota                                325,100
          Grand Island, Nebraska                              177,700
          Lincoln, Nebraska                                   226,000
          Fargo, North Dakota                                 288,800
          Minot, North Dakota                                 185,200
          Rapid City, South Dakota                            186,600

          Sioux Falls, South Dakota
               (includes 79,300 square feet of warehouse
               space which is leased)                         252,400
          Appleton, Wisconsin                                 430,900


                                                           APPROX. SIZE
     LOCATION                                              (SQUARE FEET)
     --------                                              -------------


     Southeast:
          Macon, Georgia                                      242,400
          Baltimore, Maryland (*)
              (includes 60,000 square feet of
              refrigerated warehouse space
              located in Jessup, Maryland)                    234,500
          Lumberton, North Carolina (*)
               (includes 16,100 square feet of
               produce warehouse space located
               in Wilmington, North Carolina)                 256,600

           Rocky Mount, North Carolina (*)                    191,800
           Bluefield, Virginia                                186,400
           Chesapeake, Virginia (*)                           236,800
                                                            ---------

     Total Square Footage                                   4,285,400
                                                            ---------
                                                            ---------
     ------------
     *  Leased facility (excluding produce warehouse in Wilmington, North
     Carolina which is owned by the Company).


     The following table shows the number and aggregate size of Company-owned and operated supermarkets and warehouse stores operated at December 30, 1995:

     Supermarkets (*):
          Number of Stores         79
          Total Square Feet        1,804,000

     Warehouse stores:
          Number of Stores         34
          Total Square Feet        1,441,000

     Totals:
          Number of Stores         113
          Total Square Feet        3,245,000

     ------------
     *  Includes four combination general merchandise/food stores.

     The Company leases 61 of its supermarket and combination general merchandise/food store buildings (the remainder are owned), which range in size up to approximately 60,000 square feet. The Company also leases 24 of its warehouse store buildings, which range in size up to approximately 106,000 square feet. These leases are for varying terms, primarily under 20 years. The total rent in fiscal year 1995 for store buildings was $8,578,000.

     Further information about the lease obligations of the Company is given in Note 7 to the Consolidated Financial Statements on pages 23 and 24 of the 1995 Annual Report, incorporated herein by reference.

     Nash-DeCamp Company, a wholly-owned subsidiary of the Company, owns and operates three packing, shipping and/or cold storage facilities in California in connection with its produce marketing operations, with total space of approximately 174,000 square feet. Its executive offices, comprising approximately 9,000 square feet, are in leased premises located in Visalia, California. In addition, Nash-DeCamp Company owns approximately 831 acres for the production of table grapes, 40 acres for the production of kiwi fruit, 925 acres for the production of peaches, plums, apricots and nectarines, 628 acres for the production of citrus, and 237 acres of open ground for future development. Nash-DeCamp Company also leases 112 acres of tree fruit. All of these vineyards and orchards are located in the San Joaquin Valley of California. Nash-DeCamp Company, through a wholly-owned Chilean subsidiary, also leases approximately 789 acres in Chile for the production of table grapes.

     Nash-DeCamp Company makes a continuing effort to keep all of its properties and facilities modern, efficient and adequate for its operational needs, through the acquisition, disposition, expansion and improvement of such properties and facilities. As a result, Nash-DeCamp Company believes that its properties and facilities are, on an aggregate basis, fully utilized and adequate for the conduct of its business.

ITEM 3    LEGAL PROCEEDINGS.

     In November 1992, Jin Ku Kim, currently an employee of the Company, commenced an action against the Company in U.S. District Court for the Northern District of Iowa claiming damages as a result of the alleged failure of the Company to promote Mr. Kim to the position of shipping foreman in November 1990 and April 1992 because of his national origin and race, and the alleged retaliation against him by the Company in terms and conditions of employment after he filed charges of employment discrimination with the Cedar Rapids, Iowa, Civil Rights Commission. On September 16, 1994 a jury verdict was entered against the Company in the amount of $8,786,000, including $36,000 in back pay, $1,750,000 in mental anguish and loss of enjoyment of life and $7,000,000 in punitive damages. On April 13, 1995, the U.S. District Court entered an Amended Judgment reducing the jury award to a total of $421,000 plus attorneys' fees and costs of $114,556. Both Mr. Kim and the Company have filed appeals from the Amended Judgment with the United States Court of Appeals for the Eighth Circuit. Mr. Kim's appeal seeks reinstatement of the jury verdict and the Company's appeal seeks judgment as a matter of law or further reduction of the damage award; both parties seek a new trial in the alternative. Briefs have been submitted and the case was argued on December 14, 1995. No decision has been issued. The Company continues to deny that Mr. Kim has suffered any discrimination or retaliation, or any damages as a result thereof. The Company believes that there is substantial basis, both in the facts of this case and in law, supporting the Company's position before the Eighth Circuit. Although no assurance can be given that the Eighth Circuit will award the relief the Company seeks, the Company believes that the jury verdict will not be reinstated and that the reserves it has established are reasonably adequate to cover its liability.

     On March 16, 1995 a group of nine separate entities engaged in growing citrus crops in Fresno County and Tulare County, California, commenced an action against Nash-DeCamp Company, a wholly-owned subsidiary of the Company, and others, including three of its officers and directors, in the United States District Court for the Eastern District of California. Nash-DeCamp Company provided services to the plaintiffs relating to the packing, marketing and distribution of produce grown by the plaintiffs, and advanced financing to assist the plaintiffs in growing and harvesting their crops.
The plaintiffs' complaint alleges that the defendants engaged in various acts of misconduct relating to the handling, packaging and pricing of such produce, and relating to financing extended to the plaintiffs, in violation of various federal and state laws, resulting in unspecified damages to the plaintiffs. The plaintiffs' complaint sought unspecified compensatory damages, punitive damages, treble damages, rescission of the loan documents relating to the financing extended by Nash-DeCamp Company to the plaintiffs, injunctive relief preventing Nash-DeCamp from enforcing the loan documents, attorneys' fees and costs. The defendants denied any liability under the plaintiffs' claims, and Nash-DeCamp Company counter-sued for judicial foreclosure of certain deeds of trust securing debts of the plaintiffs to Nash-DeCamp Company. At December 30, 1995, while still in the pre-trial phase of this action, the parties entered into a Settlement Agreement and Mutual Release of All Claims, pursuant to which the referenced action was dismissed with prejudice as to all claims. The reserves established by Nash-DeCamp Company at the end of the fiscal year 1995 were sufficient to cover the terms of the settlement, and no financial liability is expected to be incurred in 1996.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 1, 1996 are as follows:



                        YEAR FIRST ELECTED
                        OR APPOINTED AS AN
     NAME (AGE)         EXECUTIVE OFFICER                 TITLE
     ----------         ------------------                -----
Alfred N. Flaten (61)         1991           President and Chief Executive Officer

David W. Bell (51)            1990           Senior Vice President, Retail Sales and
                                             Operations

William T. Bishop (55)        1994           Senior Vice President, Sales and Logistics

Norman R. Soland (55)         1986           Vice President, Secretary and General
                                             Counsel

Clarence T. Walters (59)      1988           Vice President, Management Information
                                             Systems

Charles F. Ramsbacher (53)    1991           Vice President, Marketing

Steven L. Lumsden (50)        1992           Vice President, Warehouse and
                                             Transportation

Gerald D. Maurice (62)        1993           Vice President, Store Development

John R. Scherer (45)          1994           Vice President and Chief Financial Officer

Charles M. Seiler (48)        1995           Vice President, Corporate Retail Operations

Edgar F. Timberlake (48)      1995           Vice President, Human Resources

Lawrence A. Wojtasiak (50)    1990           Controller

Suzanne S. Allen (31)         1996           Treasurer



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

     Mr. Bell was elected as Senior Vice President, Retail Sales and Operations effective in October 1994. He previously served as Vice President, Corporate Retail Operations from May 1991 to October 1994 and Vice President, Marketing from May 1990 to May 1991.

     Mr. Bishop was elected as Senior Vice President, Sales and Logistics effective in December 1994 after joining the Company in the same month. He was previously employed by Scrivner, Inc., a wholesale and retail food distribution company, serving as its President and Chief Operating Officer from 1987 to 1994.

     Mr. Ramsbacher was elected Vice President, Marketing in May 1991. He previously served as operating Vice President, Iowa Division from May 1990 to May 1991.

     Mr. Lumsden was elected Vice President, Warehouse and Transportation in May 1992. He previously served as Director, Warehouse and Transportation from May 1990 to May 1992.

     Mr. Maurice was elected Vice President, Store Development in May 1993. He previously served as operating Vice President, Central Division for more than five years.

     Mr. Scherer was appointed as Chief Financial Officer in November 1995. His election as Vice President was effective in December 1994, and he served as Vice President, Planning and Financial Services from December 1994 to November 1995. He previously served as Director of Strategic Planning and Financial Services from April 1994 to December 1994, and Director of Planning and Budgets from January 1988 through April 1994.

     Mr. Seiler was elected as Vice President, Corporate Retail Operations effective as of October 1994. He previously served as operating Vice President, Iowa Division from May 1993 to October 1994, Iowa Division Manager from June 1991 to May 1993, and Corporate Retail Sales and Operations Supervisor (Fargo, ND) from July 1984 to June 1991.

     Mr. Timberlake was elected as Vice President, Human Resources in November 1995. He previously served as Director of Human Resources from January 1993, and Director of Training and Management Development from February 1988 to January 1993.

     Ms. Allen was elected as Treasurer effective as of January 1996. She previously served as Assistant Treasurer from May 1995, Treasury Manager from January 1993 to May 1995, and Treasury Assistant from September 1987 to January 1993.

                                     PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information under the caption "Price Range of Common Stock and Dividends" on page 15 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial information under the caption "Consolidated Summary of Operations" on pages 26 and 27 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the report of its independent auditors on pages 16-25 of the Company's 1995 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Financial Information" on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information under the caption "Independent Auditors" in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     A.   DIRECTORS OF THE REGISTRANT.

     The information under the captions "Election of Directors--Information About Directors and Nominees" and "Election of Directors--Other Information About Directors and Nominees" in the Company's 1996 Proxy Statement is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

     C.   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934.

     Information under the caption "Executive Compensation and Other Benefits--Compliance with Section 16(a) of the Exchange Act" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Stockholders and Beneficial Ownership of Management" in the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors--Other Information About Directors and Nominees" in the Company's 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   FINANCIAL STATEMENTS:

          The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1995 Annual Report:

          Independent Auditors' Report -- page 16

          Consolidated Statements of Earnings for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 -- page 16

          Consolidated Statements of Cash Flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 -- page 17

          Consolidated Balance Sheets as of December 30, 1995 and December 31, 1994 -- pages 18 and 19

          Consolidated Statements of Stockholders' Equity for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 -- page 20

          Notes to Consolidated Financial Statements -- pages 20-25

          2.   FINANCIAL STATEMENT SCHEDULES:

          The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):

                                                                            PAGE
                                                                            ----
          (a)   Valuation and Qualifying Accounts ....................       18

          (b) Other Schedules. All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

          3.   Exhibits:

          The exhibits to this Report are listed in the Exhibit Index on pages E-1 to E-5 herein.

           A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 25, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355,
     Attention: Secretary.

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

             B. Nash Finch Profit Sharing Plan -- 1994 Revision -- First Declaration of Amendment (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-785)).

             C. Nash Finch Profit Sharing Plan -- 1994 Revision -- Second Declaration of Amendment (filed herewith as
                  Exhibit 10.10).

             D. Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended and restated effective
                  December 31, 1993) (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

             E. Excerpt from minutes of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785)).

             F. Excerpt from minutes of the Board of Directors regarding Nash Finch Pension Plan, as amended (filed herewith as Exhibit 10.13).

              G. Excerpts from minutes of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 7, 1995 (File No. 0-785)).

              H. Excerpts from minutes of the Board of Directors relating to compensation of the Board Chair (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 17, 1995 (File No. 0-785)).

              I. Form of Director Fee Deferral Agreement (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

              J. Form of letter agreement specifying benefits in the event of termination of employment following a change in control of Nash Finch (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

              K. Nash Finch Income Deferral Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

              L. Nash Finch 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed July 8, 1994 (File No. 33-54487)).

              M. Nash Finch 1995 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 1995 (File
                  No. 0-785)).

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this Report.

          On January 17, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission to report that on January 2, 1996, the Company acquired substantially all of the business and assets of Military Distributors of Virginia, Inc. ("MDV"), a Virginia corporation. Amendment No. 1 on Form 8-K/A, amending the January 17, 1996 filing to include financial statements for the most recent fiscal year of MDV and required pro forma financial information, was filed on March 18, 1996.

          On February 28, 1996, Nash Finch filed a Form 8-K with the Securities and Exchange Commission to report that on February 13, 1996, the Board of Directors of the Company approved a Stockholder Rights Agreement dated February 13, 1996 between the Company and Norwest Bank Minnesota, a national association, as Rights Agent. Also, on March 7, 1996, Nash Finch filed a Registration Statement on Form 8-A regarding the registration of Common Stock Purchase Rights under the Securities Exchange Act of 1934.

                                                                     SCHEDULE II

                      NASH FINCH COMPANY and SUBSIDIARIES
                       Valuation and Qualifying Accounts
    Fiscal years ended December 30, 1995, December 31, 1994, and Janaury 1, 1994
                                (In thousands)

                                                                   Additions
                                                           -------------------------      Charged
                                           Balance at      Charged to                    (credited)                   Balance
                                           beginning       costs and          Due to      to other                    at end
    Description                             of year         expenses       acquisitions   accounts     Deductions     of year
--------------------------------------     ---------       ---------       ------------   ---------    ----------     -------
52 weeks ended January 1, 1994:
   Allowance for doubtful receivables (d)   $3,554         10,146              -         (3,123)(e)     2,146 (b)      8,522
                                                                                             91 (a)
   Provision for losses relating to
    leases on closed locations                 667            583              -            677 (c)     1,759            168
                                            --------       -------        --------       -------       --------        -------
                                            $4,221         10,729              -         (2,355)        3,905          8,690
                                            --------       -------        --------       -------       --------        -------
                                            --------       -------        --------       -------       --------        -------

52 weeks ended December 31, 1994:
   Allowance for doubtful receivables (d)   $8,522          2,187              961        7,123 (e)    14,207 (b)      4,620
                                                                                             34 (a)
   Provision for losses relating to
    leases on closed locations                 168          1,451              -           (618)(c)       467            534
                                            --------       -------        --------       -------       --------        -------
                                            $8,690          3,638              961        6,539        14,674          5,154
                                            --------       -------        --------       -------       --------        -------
                                            --------       -------        --------       -------       --------        -------

52 weeks ended December 30, 1995:
   Allowance for doubtful receivables (d)   $4,620          3,997              -             78 (a)     3,815 (b)      4,880

   Provision for losses relating to
    leases on closed locations                 534          1,864              -           (106)(c)       397          1,895
                                            --------       -------        --------       -------       --------        -------
                                            $5,154          5,861              -            (28)        4,212          6,775
                                            --------       -------        --------       -------       --------        -------
                                            --------       -------        --------       -------       --------        -------


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

Dated:  March 29, 1996             NASH-FINCH COMPANY

                                   By /S/ ALFRED N. FLATEN
                                      ----------------------------------------
                                          Alfred N. Flaten
                                          President, Chief Executive Officer,
                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 29, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.



/S/ ALFRED N. FLATEN                /S/ LAWRENCE A. WOJTASIAK
---------------------------------   -------------------------------------------
Alfred N. Flaten, President,       Lawrence A. Wojtasiak, Controller (Principal
Chief Executive Officer            Accounting Officer)
(Principal Executive Officer)
and Director


/S/ JOHN R. SCHERER                /S/ CAROLE F. BITTER
---------------------------------  --------------------------------------------
John R. Scherer, Vice President    Carole F. Bitter, Director
and Chief Financial Officer
(Principal Financial Officer)


/S/ RICHARD A. FISHER               /S/ ALLISTER P. GRAHAM
---------------------------------   ------------------------------------------
Richard A. Fisher, Director         Allister P. Graham, Director


/S/ JOHN H. GRUNEWALD              /S/ RICHARD G. LAREAU
---------------------------------  -------------------------------------------
John H. Grunewald, Director        Richard G. Lareau, Director


/S/ RUSSELL N. MAMMEL              /S/ DON E. MARSH
---------------------------------  --------------------------------------------
Russell N. Mammel, Director        Don E. Marsh, Director


/S/ DONALD R. MILLER               /S/ ROBERT F. NASH
--------------------------------   -------------------------------------------
Donald R. Miller, Director         Robert F. Nash, Director


/S/ JEROME O. RODYSILL
--------------------------------
Jerome O. Rodysill, Director

                               NASH FINCH COMPANY
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 30, 1995


ITEM
 NO.    ITEM                                    METHOD OF FILING
----    ----                                    ----------------

3.1     Restated Certificate of
        Incorporation of the Company.......      Incorporated by reference to Exhibit 3.1 to the Company's Annual
                                                 Report on Form 10-K for the fiscal year ended December 28,
                                                 1985 (File No. 0-785).

3.2     Amendment to Restated
        Certificate of Incorporation
        of the Company, effective
        May 29, 1986.......................      Incorporated by reference to Exhibit 19.1 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended
                                                 October 4, 1986 (File No. 0-785).

3.3     Amendment to Restated
        Certificate of Incorporation
        of the Company, effective
        May 15, 1987.......................      Incorporated by reference to Exhibit 4.5 to the
                                                 Company's Registration Statement on Form S-3 (File
                                                 No. 33-14871).

3.4     Bylaws of the Company as
        amended, effective
        November 21, 1995..................      Filed herewith.

4.1     Amended and Restated
        Stockholder Rights  Agreement,
        dated  January 18, 1990, between
        the Company and Norwest Bank
        Minnesota, National Association....      Incorporated by reference to Exhibit 1 to the Company's
                                                 Amendment to Application or Report on Form 8 dated
                                                 January 18, 1990 (File No. 0-785).



ITEM
 NO.    ITEM                                    METHOD OF FILING
----    ----                                    ----------------

 4.2    Stockholder Rights Agreement,
        dated  February 13, 1996, between
        the Company and Norwest Bank
        Minnesota, National Association....      Incorporated by reference to Exhibit 4 to the Company's
                                                 Current Report on Form 8-K dated February 13, 1996
                                                 (File No. 0-785).

10.1    Note Agreement, dated August 1,
        1986, between the Company and
        Nationwide Life Insurance Company..      Incorporated by reference to Exhibit 19.3 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended
                                                 October 4, 1986 (File No. 0-785).

10.2    Note Agreements, dated
        September 15, 1987, between the
        Company and IDS Life Insurance
        Company, and between the Company
        and IDS Life Insurance Company
        of New York........................      Incorporated by reference to Exhibit 19.1 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended
                                                 October 10, 1987 (File No. 0-785).

10.3    Note Agreements, dated
        September 29, 1989, between the
        Company and Nationwide Life
        Insurance Company, and  between
        the Company and West Coast Life
        Insurance Company..................      Incorporated by reference to Exhibit 19.1 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended
                                                 October 7, 1989 (File No. 0-785).




ITEM
 NO.    ITEM                                     METHOD OF FILING
----    ----                                     ----------------

10.4    Note Agreements dated March 22,
        1991, between the Company and The
        Minnesota Mutual Life Insurance
        Company, and between the Company
        and The Minnesota Mutual Life
        Insurance  Company - Separate
        Account F..........................      Incorporated by reference to Exhibit 19.1 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended March 23,
                                                 1991 (File No. 0-785).

10.5    Note Agreements, dated as of
        February 15, 1993, between the
        Company and Principal Mutual Life
        Insurance Company, and between the
        Company and Aid Association for
        Lutherans..........................      Incorporated by reference to Exhibit 19.1 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended March 27,
                                                 1993 (File No. 0-785).

10.6    Note Agreement, dated March 22,
        1996, between the Company and  The
        Variable Annuity Life Insurance
        Company, Independent Life and
        Accident Insurance Company,
        Northern Life Insurance Company,
        and Northwestern National Life
        Insurance Company..................      Filed herewith.

10.7    Credit Agreement, dated
        December 27, 1995, between the
        Company and First Bank National
        Association, Norwest Bank Minnesota,
        National Association, PNC Bank,
        National Association, Mitsubishi
        Bank, Limited Chicago Branch, and
        Wachovia Bank  of Georgia, N.A.....      Filed herewith.





ITEM
 NO.    ITEM                                     METHOD OF FILING
----    ----                                     ----------------

10.8    Nash Finch Profit Sharing Plan--1994
        Revision and Nash Finch Profit
        Sharing Trust Agreement (as restated
        effective January 1, 1994).........      Incorporated by reference to Exhibit 10.6 to the
                                                 Company's Annual Report on Form 10-K for the fiscal year ended
                                                 January 1, 1994 (File No. 0-785).

10.9    Nash Finch Profit Sharing Plan--1994
        Revision-- First Declaration of
        Amendment..........................      Incorporated by reference to Exhibit 10.7 to the Company's
                                                 Annual Report on Form 10-K for the fiscal year ended January 1,
                                                 1995 (File No. 0-785).

10.10   Nash Finch Profit Sharing Plan -- 1994
        Revision -- Second  Declaration of
        Amendment..........................      Filed herewith.

10.11   Nash Finch Executive Incentive Bonus
        and Deferred Compensation Plan (as
        amended and restated  effective
        December 31, 1993).................      Incorporated by reference to Exhibit 10.7 to the Company's
                                                 Annual Report on Form 10-K for the fiscal year ended January 1,
                                                 1994 (File No. 0-785).

10.12   Excerpts from minutes of
        Board of Directors regarding
        Nash Finch Pension Plan, as amended
        effective January 2, 1966..........      Incorporated by reference to Exhibit 10.9 to the Company's Annual
                                                 Report on Form 10-K for the fiscal year ended January 3, 1987
                                                 (File No. 0-785).

10.13   Excerpts from minutes of the Board
        of Directors  regarding Nash Finch
        Pension Plan, as amended...........      Filed herewith.






ITEM
 NO.    ITEM                                     METHOD OF FILING
----    ----                                     ----------------

10.14   Excerpts from minutes of the Board
        of Directors regarding director
        compensation.......................      Incorporated by reference to Exhibit 10.1 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended October 7,
                                                 1995 (File No. 0-785).

10.15   Excerpts from minutes of the Board
        of Directors relating to compensation
        of the Board Chair.................      Incorporated by reference to Exhibit 10.1 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended June 17,
                                                 1995 (File No. 0-785).

10.16   Form of Director Fee Deferral
        Agreement..........................      Incorporated by reference to Exhibit 10.19 to the Company's
                                                 Annual Report on Form 10-K for the fiscal year ended
                                                 December 29, 1990 (File No. 0-785).

10.17   Form of Letter Agreement
        Specifying Benefits in the
        Event of Termination of
        Employment Following a Change
        in Control of Nash Finch...........      Incorporated by reference to Exhibit 10.20 to the Company's
                                                 Annual Report on Form 10-K for the fiscal year ended
                                                 December 29, 1990 (File No. 0-785).

10.18   Nash Finch Income Deferral Plan....      Incorporated by reference to Exhibit 10.17 to the Company's
                                                 Annual Report on Form 10-K for the fiscal year ended
                                                 January 1, 1994 (File No. 0-785).

10.19   Nash Finch 1994 Stock Incentive Plan     Incorporated by reference to Exhibit 10.1 to the Company's
                                                 Registration Statement on Form S-8 filed July 8, 1994
                                                 (File No. 33-54487).

10.20   Nash Finch 1995 Director Stock Option
        Plan...............................      Incorporated by reference to Exhibit 10.2 to the Company's
                                                 Quarterly Report on Form 10-Q for the quarter ended
                                                 June 17, 1995 (File No. 0-785).

13.1    1995 Annual Report to Stockholders
        (selected portions of pages 14-27)       Filed herewith.

21.1    Subsidiaries of the Company........      Filed herewith.

23.1    Consent of Ernst & Young LLP.......      Filed herewith.

23.2    Consent of KPMG Peat Marwick, LLP..      Filed herewith.

27.1    Financial Data Schedule............      Filed herewith.
