Form 10-Q
period 1996-03-23
NASH FINCH CO
filed 1996-05-07
CIK 69671

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TWELVE WEEKS ENDED MARCH 23, 1996

                            OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-785

                              NASH-FINCH COMPANY

             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                           410431960
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)               Identification No.)

7600 France Ave. South, Minneapolis Minnesota       55435
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

               YES   X            NO
                   -----             -----


         Number of shares of common stock outstanding at May 3, 1996:
                                                              10,921,543 SHARES

                         PART I - FINANCIAL INFORMATION

     This report is for the twelve week interim period beginning December 31, 1995, through March 23, 1996.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)


                                                                       Twelve Weeks Ended
                                                                     ------------------------
                                                                     March 23,      March 25,
                                                                       1996           1995
                                                                     ---------      ---------
Revenues:
  Net sales                                                          $ 675,484        613,898
  Other revenues                                                         9,010          9,700
                                                                     ---------      ---------
    Total revenues                                                     684,494        623,598

Cost and Expenses:
  Cost of sales                                                        593,145        534,312
  Selling, general, administrative and other operating expenses         76,480         75,038
  Depreciation and amortization                                          7,247          6,790
  Interest expense                                                       2,923          2,939
                                                                     ---------      ---------
    Total costs and expenses                                           679,795        619,079
    Earnings before income taxes                                         4,699          4,519

Income taxes                                                             1,903          1,830
                                                                     ---------      ---------
    Net earnings                                                     $   2,796          2,689
                                                                     =========      =========

Weighted average number of
  common shares outstanding                                             10,890         10,874
                                                                     =========      =========
Earnings per share                                                   $     .26            .25
                                                                     =========      =========


- -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                                               March 23,           December 30,
ASSETS                                                                           1996                  1995
                                                                              -----------          ------------
                                                                              (Unaudited)

Current assets:
  Cash and cash equivalents                                                    $   1,008              26,024
  Accounts and notes receivable, net                                             122,813              85,968
  Inventories                                                                    191,117             183,957
  Prepaid expenses                                                                17,225              12,067
  Deferred tax assets                                                              4,597               3,674
                                                                               ---------            --------
    Total current assets                                                         336,760             311,690

Investments in affiliates                                                          8,537               8,421
Notes receivable, noncurrent                                                       5,167               5,051

Property, plant and equipment:
  Land                                                                            29,891              28,638
  Buildings and improvements                                                     112,110             110,887
  Furniture, fixtures, and equipment                                             212,368             204,054
  Leasehold improvements                                                          26,813              25,786
  Construction in progress                                                         5,920               6,538
  Assets under capitalized leases                                                 12,449              12,923
                                                                               ---------            --------
                                                                                 399,551             388,826
  Less accumulated depreciation and amortization                                (214,100)           (210,787)
                                                                               ---------            --------
    Net property, plant and equipment                                            185,451             178,039
Intangible assets, net                                                            48,016               6,282
Deferred tax asset - net                                                           2,850               2,835
Other assets                                                                       2,224               1,942
                                                                               ---------            --------
    Total assets                                                               $ 589,005             514,260
                                                                               =========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Outstanding checks, net of cash in banks                                     $  14,041              28,998
  Current maturities of long-term debt and capitalized lease obligations          17,325              14,701
  Accounts payable                                                               143,509             127,592
  Accrued expenses                                                                36,954              31,745
  Income taxes                                                                     5,134               4,652
                                                                               ---------           ---------
     Total current liabilities                                                   216,963             207,688

Long-term debt                                                                   136,006              71,030
Capitalized lease obligations                                                     10,034              10,158
Deferred compensation                                                              7,438               7,625
Other                                                                              2,302               2,446
Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares;  none issued                                             -                   -
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,224 shares in 1995 and 1994               18,706              18,706
  Additional paid-in capital                                                      11,735              12,013
  Foreign currency translation adjustment - net of a $633
    deferred tax benefit                                                            (950)               (950)
  Restricted stock                                                                  (629)              -
  Retained earnings                                                              189,416             188,578
                                                                               ---------           ---------
                                                                                 218,278             218,347
  Less cost of 303 shares of common stock in treasury                             (2,016)             (3,034)
                                                                               ---------           ---------
    Total stockholders' equity                                                   216,262             215,313
                                                                               ---------           ---------
    Total liabilities and stockholders' equity                                 $ 589,005             514,260
                                                                               =========           =========


- -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                                          Twelve Weeks Ended
                                                                ---------------------------------------
                                                                March 23, 1996           March 25, 1995
                                                                --------------           --------------
Operating activities:
  Net earnings                                                    $   2,796                    2,689
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     7,247                    6,790
    Provision for bad debts                                             389                      448
    Provision for losses on closed lease locations                     (151)                     (84)
    Deferred income taxes                                              (938)                     216
    Deferred compensation                                              (187)                    (363)
    Earnings of equity investments                                     (120)                    (278)
    Other                                                                19                       55
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                     5,570                    5,649
    Inventories                                                      13,395                   13,249
    Prepaid expenses                                                 (5,001)                  (7,813)
    Accounts payable                                                (10,722)                  (1,267)
    Accrued expenses                                                  5,071                    5,249
    Income taxes                                                        482                    1,558
                                                                  ---------                   ------
      Net cash provided by operating activities                      17,850                   26,098
                                                                  ---------                   ------
Investing activities:
  Disposal of property, plant and equipment                           1,065                      928
  Additions to property, plant and equipment
    excluding capital leases                                         (6,546)                  (3,418)
  Business acquired                                                 (87,786)                     -
  Loans to customers                                                 (1,268)                  (1,508)
  Payments from customers on loans                                    1,737                    2,271
  Other                                                                (116)                     -
                                                                  ---------                   ------
    Net cash used for investing activities                          (92,914)                  (1,727)
                                                                  ---------                   ------
Financing activities:
  Proceeds from long-term debt                                       30,000                     -
  Proceeds from revolving debt                                       38,600                     -
  Dividends paid                                                     (1,958)                  (1,958)
  Payments of short-term debt                                           -                     (3,600)
  Payments of long-term debt                                         (1,609)                  (3,221)
  Payments of capitalized lease obligations                            (125)                    (134)
  Other                                                                  97                     -
                                                                  ---------                   ------
    Net cash  provided by (used for) financing activities            65,005                   (8,913)
                                                                  ---------                   ------
      Net (decrease) increase  in cash                            $ (10,059)                  15,458
                                                                  =========                   ======


- -------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity


- ---------------------------------------------------------------------------------------------
Fiscal period ended March 23, 1996
December 30, 1995 and December 31, 1994
(In thousands, except per share amounts)
                                                    Common stock       Additional
                                               --------------------     paid-in    Retained
                                                   Shares   Amount      capital    earnings
- ---------------------------------------------------------------------------------------------
Balance at January 1, 1994                         11,224  $18,706     11,954      171,670
Net earnings                                          -       -          -          15,480
Dividend declared of $.73 per share                   -       -          -          (7,938)
Treasury stock issued upon exercise of options        -       -            23         -
Foreign currency translation adjustment
  - net of a $381 deferred tax benefit                -       -          -            -
                                                   ------  -------     ------      -------

Balance at December 31, 1994                       11,224   18,706     11,977      179,212
Net earnings                                          -       -          -          17,414
Dividend declared of $.74 per share                   -       -          -          (8,048)
Treasury stock issued upon exercise of options        -       -            36         -
Foreign currency translation adjustment
  - net of a $252 deferred tax benefit                -       -          -            -
                                                   ------  -------     ------      -------

Balance at December 30, 1995                       11,224   18,706     12,013      188,578
Net earnings                                          -       -          -           2,796
Dividend declared of $.18 per share                   -       -          -          (1,958)
Treasury stock issued upon exercise of options        -       -            30         -
Issuance of restricted stock                                             (308)        -
Amortized compensation under restricted stock         -       -          -            -
                                                   ------  -------     ------      -------
 Balance at March 23, 1996                         11,224  $18,706     11,735      189,416
                                                   ------  -------     ------      -------
                                                   ------  -------     ------      -------

- --------------------------------------------------------------------------------------------------------------------
Fiscal period ended March 23, 1996
December 30, 1995 and December 31, 1994
(In thousands, except per share amounts)           Foreign
                                                   currency                   Treasury stock          Total
                                                  translation    Restricted  ----------------      stockholders'
                                                   adjustment      stock      Shares   Amount         equity
- --------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1994                            -             -           (351)   $(3,066)        199,264
Net earnings                                          -             -            -          -            15,480
Dividend declared of $.73 per share                   -             -            -          -            (7,938)
Treasury stock issued upon exercise of options        -             -              2         12              35
Foreign currency translation adjustment
  - net of a $381 deferred tax benefit               (572)          -            -          -              (572)
                                                   -------     ---------      -------   --------       --------

Balance at December 31, 1994                         (572)          -           (349)    (3,054)        206,269
Net earnings                                                        -            -          -            17,414
Dividend declared of $.74 per share                                 -            -          -            (8,048)
Treasury stock issued upon exercise of options        -             -              3         20              56
Foreign currency translation adjustment
  - net of a $252 deferred tax benefit               (378)          -            -          -              (378)
                                                   -------     ---------      -------   --------       --------

Balance at December 30, 1995                         (950)          -           (346)    (3,034)        215,313
Net earnings                                                        -            -          -             2,796
Dividend declared of $.18 per share                                 -            -          -            (1,958)
Treasury stock issued upon exercise of options        -             -              3         23              53
Issuance of restricted stock                          -            (636)          40        995              51
Amortized compensation under restricted stock         -               7          -          -                 7
                                                   -------     ---------      -------   --------       --------
 Balance at March 23, 1996                           (950)         (629)        (303)   $(2,016)        216,262
                                                   -------     ---------      -------   --------       --------
                                                   -------     ---------      -------   --------       --------

- ------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                      NASH FINCH COMPANY AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               MARCH 23, 1996

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 23, 1996 and December 30, 1995, and the results of operations for the 12-weeks ending March 23, 1996 and March 25, 1995, and the changes in cash flows for the 12-week period ending March 23, 1996 and March 25, 1995, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $39.7 million and $40.0 million higher at March 23, 1996 and at December 30, 1995, respectively.

NOTE 3

     Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Options granted under the Company's qualified stock plan are considered common stock equivalents for the purpose of earnings per share data, but have been excluded from the computation since the dilutive effect is not material.

NOTE 4

     On September 8, 1995, the Company entered into an agreement with a financial institution whereby the Company sold $13.7 million in customer notes, and can continue to sell on an ongoing basis additional customer notes. The Company is responsible for collection of the notes and remits the principal plus a floating rate of interest to the purchaser on a monthly basis. Proceeds from the sale of the notes receivable were used to pay off short-term bank debt. At March 23, 1996, remaining balances on all notes receivable sold with recourse was $14.2 million.

NOTE 5

     On January 2, 1996, the Company acquired substantially all of the business and assets of Military Distributors of Virginia, Inc., ("MDV") located in Norfolk, Virginia for approximately $56.0 million in cash and the assumption of certain liabilities totaling approximately $54.0 million. MDV is a major distributor of grocery products to military commissaries in the eastern United States and Europe.

     The purchase price exceeded the fair value of the net assets acquired by approximately $43 million. The resulting goodwill is being amortized on a straight line basis over 15 years.

The following unaudited pro forma summary presents information as if the acquisition had occurred at the beginning of fiscal 1995. It is based on historical information and does not necessarily reflect results that would have occurred had the acquisition been made as of that date or results which may occur in the future (in thousands except per share amounts).



                                                        Twelve Weeks Ended
                                                        -------------------
                                                       March 23,   March 25,
                                                         1996        1995
                                                       ----------  ---------
Net revenues                                             $684,494    711,192
Earnings before income taxes                                4,699      5,574
Net earnings                                                2,796      3,322
Earnings per share                                       $    .26        .31


NOTE 6

On February 29, 1996, certain members of management exercised rights to purchase restricted stock from the Company at a 25% discount to fair market value pursuant to grants awarded January 31, 1996 under the terms of a 1994 Stock Incentive Plan. The purchase required a minimum of 10% payment in cash with the remaining balance evidenced by a 5-year promissory note to the Company. At March 23, 1996, unearned compensation equivalent to the excess of market value of the shares purchased over the price paid by the recipient at the date of grant, and the unpaid balance of the promissory note have been charged to stockholders' equity. Amortization of compensation expense for the quarter was not significant.

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal 1996 increased 9.8% over the same period last year. The improvement is primarily due to growth in wholesale revenues resulting from the acquisition of MDV at the beginning of the year. During the quarter, wholesale segment revenues represented 71.1% of total revenues compared to 68.5% last year. The retail segment also realized revenue gains during the quarter with same store sales increasing 2.1% over the comparable period last year. Increased advertising and promotional activities geared to offset strong price competition in certain market areas contributed to the increased retail volume, as did the acquisition of two retail locations from an existing customer.

Gross margins were 13.3% for the first quarter compared to 14.3% last year. The decrease resulted from a greater proportion of wholesale sales which achieve lower gross margins than retail. Wholesale margins were also negatively impacted by the change in sale mix brought about by the disposition of a subsidiary, Thomas and Howard of Hickory, Inc. ("T&H"), a higher margin general merchandise and convenience store distributor, and the acquisition of the lower margin military distribution volume of MDV. The Company is continuing to centralize buying functions among warehouse groups to provide greater operating efficiency and lower product costs. Retail margins improved as a result of a greater distribution of sales to higher margin perishable and specialty departments within the retail stores.

Operating expenses as a percent of total revenues were 11.2% for the quarter compared to 12.0% for the same period last year. Expense levels declined as a percent of revenues as a result of the growing proportion of wholesale revenues which typically operate at lower expense levels than retail. Also, operating expenses of newly acquired MDV are lower, as a percent of sales, than those of the divested T&H operations. Incremental wholesale volume from new independent retail accounts continues to result in improved productivity at the wholesale level. Partially offsetting these gains were increased promotional and advertising costs incurred in retail markets where the Company is experiencing intense competition. Also, the Company is incurring additional costs associated with the development of client/server based computer systems and software. These costs are expected to continue throughout fiscal 1996 and 1997.

Depreciation and amortization expense increased 6.7% compared to last year primarily due to the $.7 million in amortization of goodwill associated with the MDV acquisition. Partially offsetting these costs were lower depreciation expenses resulting from the sale or closing of several retail stores and T&H since the prior year quarter.

Interest expense declined from last year, despite higher borrowing levels, due to more favorable borrowing rates. Interest expense as a percent of revenues was .42% compared to .47% in 1995.

Income tax expense increased due to higher pretax earnings. The effective tax rate was 40.5%, unchanged from the first quarter last year.

Net earnings for the quarter were $2.8 million compared to $2.7 million last year, an increase of 4.0%. The earnings improvement is attributed to the wholesale segment, in particular, the acquisition of MDV which complimented the two existing east coast military operations and the additional independent retail volume the company has been servicing since last year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital requirements and certain capital expenditures continue to be funded principally from internally generated funds. However, the Company may use short and long-term debt to supplement the financing of major capital projects and acquisitions.

During the quarter, the Company financed an $87.8 million cash outlay related to the acquisition of MDV and the purchase of two retail stores. Sources of funding were cash and cash equivalents generated from the sale of T&H in December 1995, supplemented by borrowings under a $100.0 million revolving credit facility.

Cash provided from operations was $17.9 million compared to $26.1 million last year. The change was due to a reduction in payables associated with seasonal fluctuations in inventory and the acquisition of MDV since the end of the year.

On March 22, 1996, the Company finalized an agreement to authorize the issue and sale of 7.13% Senior Notes due October 1, 2011, to several insurance companies, in an aggregate principal amount of $30.0 million. Proceeds from the issue were used to pay down a portion of a variable rate revolving credit facility.

The Company believes it will continue to have adequate access of short-term and long-term credit necessary to meet its needs for growth and expansion in the foreseeable future.

                       PART II - OTHER INFORMATION

Items 2, 3, 4 and 5 are not applicable.

ITEM 1.   LEGAL PROCEEDINGS.

     On April 2, 1996, an individual engaged in growing citrus crops in Fresno County commenced an action against Nash-DeCamp Company, a wholly-owned subsidiary of the Company, and others, including three of its officers and directors, in the United States District Court for the Eastern District of California. Nash-DeCamp Company has provided various services to the plaintiff relating to the packing, marketing, and distribution of produce grown by plaintiff, and has advanced financing to assist plaintiff in growing and harvesting his crops. Plaintiff's complaint alleges that the defendants have engaged in various acts of misconduct relating to the handling, packaging and pricing of such produce in violation of various state and federal laws, resulting in unspecified damages to plaintiff. In his complaint, plaintiff is seeking to recover unspecified compensatory damages, punitive and exemplary damages, treble damages, costs of suit, and attorneys' fees, as well as be granted injunctive relief.

     Nash-DeCamp Company has filed an answer raising various defenses to and denying the allegations set forth in plaintiff's complaint. In addition, Nash-DeCamp Company has filed a counterclaim to recover monies owed to it by plaintiff. In the counterclaim, Nash-DeCamp Company is seeking to recover the outstanding balance of plaintiff's indebtedness to Nash-DeCamp Company as of April 20, 1996 (together with interest accruing thereafter), costs of suit, reasonable attorneys' fees, all proceeds from any disposition of the 1995-1996 citrus crops, and other damages and interest. Because plaintiff's complaint has only recently been filed, Nash-DeCamp Company has only conducted a preliminary investigation of the factual basis alleged to underlie plaintiff's claims; as a result, no meaningful assessment of the potential exposure to Nash-DeCamp Company can be made at this time. Nash-DeCamp Company intends to conduct a full investigation into the facts alleged to underlie plaintiff's claims and to vigorously defend the claims in accordance with the results of such investigation. Nash-DeCamp Company also intends to vigorously pursue the recovery of the monies owed to it by plaintiff.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

     27.1   Financial Data Schedule.

(b)  REPORTS ON FORM 8-K:

     Not Applicable

                                 INDEX TO EXHIBITS



EXHIBIT                                                PAGE
- -------                                                ----

27.1 Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                                   Registrant


Date: May 7, 1996                           By  /s/ Alfred N. Flaten
                                                ------------------------------
                                                Alfred N. Flaten
                                                Chief Executive Officer


                                            By  /s/ John R. Scherer
                                                -------------------------------
                                                John R. Scherer
                                                Chief Financial Officer