Form 10-Q
period 1996-06-15
NASH FINCH CO
filed 1996-07-30
CIK 69671

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q


(Mark One)
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  \x\                   OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the twenty-four weeks ended June 15, 1996
                                          or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  \ \                   OF THE SECURITIES EXCHANGE ACT OF 1934

                              Commission File No. 0-785

                                  NASH-FINCH COMPANY

                (Exact Name of Registrant as Specified in its Charter)


         DELAWARE                                410431960
(State or other jurisdiction of                (IRS Employer
incorporation or organization)              Identification No.)

  7600 France Ave. South, P.O. Box 355,
         Minneapolis Minnesota                  55440-0355
(Address of principal executive offices)        (Zip Code)

                                   (612)  832-0534
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

              YES  X                             NO
                   --                               -----

    Number of shares of common stock outstanding at July 25, 1996:

                                                               10,914,657 shares
                                                               -----------------

                            PART I - FINANCIAL INFORMATION

    This report is for the twenty-four week interim period beginning December 31, 1995, through June 15, 1996.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

                                                             Twelve Weeks Ended          Twenty-four Weeks Ended
                                                          --------------------------    --------------------------
                                                            June 15,       June 17,       June 15,       June 17,
                                                              1996           1995           1996           1995
                                                          -----------    -----------    -----------    -----------
Revenues:
    Net sales                                             $   723,806        663,708      1,399,290      1,277,606
    Other revenues                                             11,436         12,806         20,446         22,506
                                                          -----------    -----------    -----------    -----------
         Total revenues                                       735,242        676,514      1,419,736      1,300,112

Cost and Expenses:

    Cost of sales                                             635,315        575,582      1,228,460      1,109,894
    Selling, general and administrative                        79,041         81,671        155,521        156,709
       and other operating expenses
    Depreciation and amortization                               7,553          6,780         14,800         13,570
    Interest expense                                            3,080          2,646          6,003          5,585
                                                          -----------    -----------    -----------    -----------
         Total costs and expenses                             724,989        666,679      1,404,784      1,285,758

         Earnings before income taxes                          10,253          9,835         14,952         14,354

Income taxes                                                    4,153          3,983          6,056          5,813
                                                          -----------    -----------    -----------    -----------
         Net earnings                                     $     6,100          5,852          8,896          8,541
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
Weighted average number of
  common shares outstanding                                    10,921         10,875         10,905         10,875
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
Earnings per share                                        $      0.56           0.54           0.82           0.79
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------

___________________________________________________________________
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                        June 15,  December 30,
ASSETS                                                    1996        1995
                                                       ---------  ------------
Current assets:                                       (Unaudited)
  Cash and cash equivalents                            $   1,456        26,024
  Accounts and notes receivable, net                     142,333        85,968
  Inventories                                            196,042       183,957
  Prepaid expenses                                        15,760        12,067
  Deferred tax assets                                      4,536         3,674
                                                       ---------     ---------
    Total current assets                                 360,127       311,690

Investments in affiliates                                  8,772         8,421
Notes receivable, noncurrent                               4,726         5,051

Property, plant and equipment:
  Land                                                    29,169        28,638
  Buildings and improvements                             113,517       110,887
  Furniture, fixtures, and equipment                     217,015       204,054
  Leasehold improvements                                  26,995        25,786
  Construction in progress                                 5,808         6,538
  Assets under capitalized leases                         12,449        12,923
                                                       ---------     ---------

                                                         404,953       388,826
  Less accumulated depreciation and amortization        (214,327)     (210,787)
                                                       ---------     ---------
    Net property, plant and equipment                    190,626       178,039

Intangible assets, net                                    47,207         6,282
Deferred tax asset - net                                   2,930         2,835
Other assets                                               2,121         1,942
                                                       ---------     ---------
    Total assets                                       $ 616,509       514,260
                                                       ---------     ---------
                                                       ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Outstanding checks, net of cash in banks             $  16,700        28,998
  Current maturities of long-term debt and
   capitalized lease obligations                          17,314        14,701
  Accounts payable                                       156,188       127,592
  Accrued expenses                                        37,819        31,745
  Income taxes                                             6,977         4,652
                                                       ---------     ---------
    Total current liabilities                            234,998       207,688

Long-term debt                                           141,378        71,030
Capitalized lease obligations                              9,911        10,158
Deferred compensation                                      7,445         7,625
Other                                                      2,374         2,446
Stockholders' equity:
  Preferred stock - no par value
   Authorized 500 shares;none issued                           -             -
  Common stock of $1.66 2/3 par value
   Authorized 25,000 shares, issued 11,224
   shares in 1996 and 1995                                18,706        18,706
  Additional paid-in capital                              11,735        12,013
  Foreign currency translation adjustment -
   net of a $633 deferred tax benefit                       (950)         (950)
  Restricted stock                                          (515)            -
  Retained earnings                                      193,551       188,578
                                                       ---------     ---------
                                                         222,527       218,347
  Less cost of 309 and 346 shares of common
   stock in treasury, respectively.                       (2,124)       (3,034)
                                                       ---------     ---------
    Total stockholders' equity                           220,403       215,313
                                                       ---------     ---------
    Total liabilities and stockholders' equity         $ 616,509       514,260
                                                       ---------     ---------
                                                       ---------     ---------

____________________________________________________________________
See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                          Twenty-four Weeks Ended
                                                                   -----------------------------------
                                                                    June 15,                 June 17,
                                                                      1996                     1995
                                                                   ----------               ----------
Operating activities:
  Net earnings                                                     $   8,896                    8,541
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     14,800                   13,570
    Provision for bad debts                                              702                    1,429
    Provision for losses on closed lease locations                      (172)                      31
    Deferred income taxes                                               (957)                    (286)
    Deferred compensation                                               (180)                    (552)
    Earnings of equity investments                                      (356)                    (463)
    Other                                                                128                      151
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                    (14,150)                  (2,071)
    Inventories                                                        8,469                    9,601
    Prepaid expenses                                                  (3,537)                  (7,000)
    Accounts payable                                                   1,958                    3,125
    Accrued expenses                                                   5,936                    5,887
    Income taxes                                                       2,325                    3,704
                                                                  ----------               ----------
         Net cash provided by operating activities                    23,862                   35,667
                                                                  ----------               ----------

Investing activities:
  Dividends received                                                       -                      890
  Disposal of property, plant and equipment                            3,680                    1,980
  Additions to property, plant and equipment
    excluding capital leases                                         (20,782)                  (8,560)
  Business acquired                                                  (87,823)                       -
  Investment in an affiliate                                               -                   (1,179)
  Loans to customers                                                  (1,766)                  (4,765)
  Payments from customers on loans                                     2,563                    3,961
  Other                                                                 (274)                     (72)
                                                                  ----------               ----------
    Net cash used for investing activities                          (104,402)                  (7,745)
                                                                  ----------               ----------

Financing activities:
  Proceeds from long-term debt                                        30,000                        -
  Proceeds from revolving debt                                        44,700                        -
  Dividends paid                                                      (3,923)                  (3,915)
  Payments of short-term debt                                              -                   (5,700)
  Payments of long-term debt                                          (2,345)                  (3,389)
  Payments of capitalized lease obligations                             (252)                    (270)
  Other                                                                   87                        7
                                                                  ----------               ----------

    Net cash  provided by (used for) financing activities             68,267                  (13,267)
                                                                  ----------               ----------
         Net (decrease) increase  in cash                         $  (12,273)                  14,655
                                                                  ----------               ----------
                                                                  ----------               ----------

- ---------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity



Fiscal period ended June 15, 1996
December 30, 1995 and December 31, 1994                                             Foreign                                 Total
(In thousands, except per share amounts)                      Additional           currency               Treasury stock    stock-
                                             Common stock      paid-in  Retained translation Restricted ------------------ holders'
                                           Shares    Amount    capital  earnings  adjustment   stock     Shares    Amount   equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994                11,224   $18,706    11,954   171,670         -         -        (351)   $(3,066)  199,264
Net earnings                                   -         -         -    15,480         -         -           -          -    15,480
Dividend declared of $.73 per share            -         -         -    (7,938)        -         -           -          -    (7,938)
Treasury stock issued upon exercise of
    options                                    -         -        23         -         -         -           2         12        35
Foreign currency translation adjustment
    - net of a $381 deferred tax benefit       -         -         -         -      (572)        -           -          -      (572)
                                          ------    ------    ------    ------   -------    ------       -----     ------    ------
Balance at December 31, 1994              11,224    18,706    11,977   179,212      (572)        -        (349)    (3,054)  206,269
Net earnings                                   -         -         -    17,414         -         -           -          -    17,414
Dividend declared of $.74 per share            -         -         -    (8,048)        -         -           -          -    (8,048)
Treasury stock issued upon exercise of
    options                                    -         -        36         -         -         -           3         20        56
Foreign currency translation adjustment
    - net of a $252 deferred tax benefit       -         -         -         -      (378)        -           -          -      (378)
                                          ------    ------    ------    ------   -------    ------       -----     ------    ------
Balance at December 30, 1995              11,224    18,706    12,013   188,578      (950)        -        (346)    (3,034)  215,313
Net earnings                                   -         -         -     8,896         -         -           -          -     8,896
Dividend declared of $.36 per share            -         -         -    (3,923)        -         -           -          -    (3,923)
Treasury stock issued upon exercise of
    options                                    -         -        30         -         -         -           4         35        65
Issuance of restricted stock                                    (308)        -         -      (524)         40        995       163
Amortized compensation under restricted
    stock plan                                 -         -         -         -         -         9           -          -         9
Treasury stock purchased                       -         -         -         -         -         -          (7)      (120)     (120)
                                          ------    ------    ------    ------   -------    ------       -----     ------    ------
Balance at June 15, 1996                  11,224   $18,706    11,735   193,551      (950)     (515)       (309)   $(2,124)  220,403
                                          ------    ------    ------    ------   -------    ------       -----     ------    ------
                                          ------    ------    ------    ------   -------    ------       -----     ------    ------

____________________________________________________________________
See accompanying notes to consolidated financial statements.

                         NASH FINCH COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 15, 1996

NOTE 1

    The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 15, 1996 and December 30, 1995, and the results of operations for the 12 and 24-weeks ending June 15, 1996 and June 17, 1995, and the changes in cash flows for the 24-week period ending June 15, 1996 and June 17, 1995, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

    The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $40.3 million and $40.0 million higher at June 15, 1996 and at December 30, 1995, respectively.

NOTE 3

    Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Options granted under the Company's qualified stock plan are considered common stock equivalents for the purpose of earnings per share data, but have been excluded from the computation since the dilutive effect is not material.

NOTE 4

    On September 8, 1995, the Company entered into an agreement with a financial institution whereby the Company sold $13.7 million in customer notes, and can continue to sell on an ongoing basis additional customer notes. The Company is responsible for collection of the notes and remits the principal plus a floating rate of interest to the purchaser on a monthly basis. Proceeds from the sale of the notes receivable were used to pay off short-term bank debt. At June 15, 1996, remaining balances on all notes receivable sold with recourse was $13.2 million.

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


                                     Twenty-four Weeks Ended
                                    --------------------------
                                      June 15,        June 17,
                                       1996            1995
                                    ----------      ----------
Net revenues                        $1,419,736      1,485,506
Earnings before income taxes            14,952         16,464
Net earnings                             8,896          9,807
Earnings per share                  $      .82            .91

NOTE 6

    On February 29, 1996, certain members of management exercised rights to purchase restricted stock from the Company at a 25% discount to fair market value pursuant to grants awarded January 31, 1996 under the terms of a 1994 Stock Incentive Plan. The purchase required a minimum of 10% payment in cash with the remaining balance evidenced by a 5-year promissory note to the Company. At June 15, 1996, unearned compensation equivalent to the excess of market value of the shares purchased over the price paid by the recipient at the date of grant, and the unpaid balance of the promissory note have been charged to stockholders' equity. Amortization of compensation expense for the quarter was not significant.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   RESULTS OF OPERATIONS

    Total revenues for the second quarter and year to date of fiscal 1996 increased 8.7% and 9.2%, respectively, over the same periods last year. The improvement is largely attributed to growth in wholesale revenues resulting from the acquisition of MDV at the beginning of the year and the addition of new independent retail accounts. During the quarter and for the year to date, wholesale segment revenues represented approximately 71% of total revenues compared to 69% last year, reflecting a growing proportion of wholesale business.

    Overall, retail revenues increased for the quarter and year to date resulting from the acquisition, in the first quarter of 1996, of two warehouse type stores from an existing customer. Same store sales, however, declined 1.3% during the second quarter, but were .3% higher on a year to date basis, compared to last year.

    Gross margins were 13.6% and 13.5% for the quarter and year to date, respectively, compared to 14.9% and 14.6%, respectively, for the corresponding period last year. The decreases this year resulted from a greater proportion of wholesale revenues which achieve lower gross margins than retail. Overall margins were also negatively impacted by the sale of a subsidiary, Thomas & Howard of Hickory, Inc. ("T&H"), a higher margin general merchandise and convenience store distributor, and the acquisition of the lower margin military distribution volume of MDV. The Company is continuing to regionalize buying functions among warehouse groups to enhance operating efficiency and lower product costs which may improve margins. Retail segment margins improved during the quarter and year to date as a result of an increased distribution of sales from higher margin perishable and specialty departments and the availability of greater vendor allowances at store level. Margins were also affected by a LIFO charge of $510,000 for the quarter, compared to credit of $15,000 in the same period last year.

    Operating expenses as a percent of total revenues were 10.8% for the quarter compared to 12.1% for the same period last year. On a year to date basis, operating expenses were 11.0% this year compared to 12.1% in 1995. Expense levels declined as a percent of total revenues due to the growing proportion of wholesale revenues which typically operate at lower expense levels than retail. In addition, operating expenses of the newly acquired military distribution business are lower, as a percent of revenues, than those of the divested T&H operations. Incremental wholesale volume from new independent retail accounts continues to result in productivity gains at certain distribution facilities. Also, a reduction in retail related advertising and promotional activities contributed to lower expense levels for the quarter. Partially offsetting these gains were increased costs associated with the design and development of client/server based computer systems and software. These costs are expected to continue for the remainder of fiscal 1996 and into 1997.

    Depreciation and amortization expense increased 11.4% and 9.1% for the quarter and year to date, respectively, compared to last year. The increase was primarily due to the $.7 million for the quarter and $1.4 million for the year to date in amortization of goodwill associated with the MDV acquisition. Partially offsetting these costs were lower depreciation expenses resulting from the sale or closing of several retail stores and T&H since the prior year quarter.

    Interest expense increased 16.4% and 7.5% for the second quarter and year to date, respectively, compared to the same periods last year. The increase is attributed to higher average borrowing levels, due to the acquisition of MDV, and less favorable borrowing rates than were available last year. Interest expense as a percent of revenues for both the quarter and year to date was .42%, compared to .39% and .43%, respectively, last year.

    Income tax expense increased due to higher pretax earnings. The effective tax rate was 40.5%, unchanged from the comparable periods last year.

    Net earnings for the second quarter and year to date increased 4.2% compared to last year. The earnings improvement is attributed to wholesale operations, in particular, the acquisition of MDV and new independent retail volume the Company has been servicing since last year. Retail operations also showed improvement for the quarter while Nash DeCamp, the Company's produce marketing subsidiary, was adversely affected by poor overseas market conditions for Chilean-grown products.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital requirements and certain capital expenditures continue to be funded principally from internally generated funds. However, the Company may use short and long-term debt to supplement the financing of major capital projects and acquisitions.

    During the first half of fiscal 1996, the Company financed an $87.8 million cash outlay related to the acquisition of MDV and the purchase of two retail stores. Sources of funding were cash and cash equivalents generated from the sale of T&H in December 1995, supplemented by borrowings under a $100.0 million revolving credit facility.

    Cash provided from operations for the twenty-four week period was $23.9 million compared to $35.7 million last year. The decrease was due primarily to changes in the composition of working capital, particularly accounts receivables which relate to the addition of new independent accounts and the additional volume generated by MDV.

    During the second quarter, the Company finalized an agreement to authorize the issuance and sale of 7.13% Senior Notes due October 1, 2011, to several insurance companies, in an aggregate principal amount of $30.0 million. Proceeds from the issue were used to pay down a portion of a variable rate revolving credit facility.

    On June 5,1996, the Company entered into an agreement to acquire T. J. Morris Company, located in Statesboro, Georgia. Under the agreement, the Company will acquire all of the outstanding stock of Morris in exchange for its common stock. The number of shares to be issued by the Company will not materially increase the number of shares outstanding. The acquisition is expected to be completed in the third quarter.

    The Company believes it will continue to have adequate access to short-term and long-term credit necessary to meet its needs for growth and expansion in the foreseeable future.

                             PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

    27.1 Financial Data Schedule.

(b) REPORTS ON FORM 8-K

    Not applicable.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NASH-FINCH COMPANY
                                      Registrant


Date:    July 30, 1996                      By  /s/ Alfred N. Flaten
     -----------------------------          ------------------------------------
                                            Alfred N. Flaten
                                            President and Chief Executive
                                            Officer


                                            By  /s/ Lawrence A. Wojtasiak
                                            ------------------------------------
                                            Lawrence A. Wojtasiak
                                            Chief Accounting Officer