Form 10-Q/A
period 1996-06-15
NASH FINCH CO
filed 1996-08-07
CIK 69671

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     FORM 10-Q/A

                                   Amendment No. 1

(Mark One)
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    [X]                 OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the twenty-four weeks ended June 15, 1996

                                          or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ ]                 OF THE SECURITIES EXCHANGE ACT OF 1934
                              Commission File No. 0-785


                                  NASH-FINCH COMPANY
                (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                   410431960
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)

7600 France Ave. South, P.O. Box 355
      Minneapolis, Minnesota                         55440-0355
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

                                                               10,914,657 shares
                                                               -----------------

This Quarterly Report on Form 10-Q/A, filed on behalf of Registrant, has a single amendment to page 12 of the Quarterly Report on Form 10-Q filed on July 30, 1996, "Part II - Other Information, Item 4. Submission of Matters to a Vote of Security Holders" and furnishes the information required by such Item as follows:


                             PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)    The annual meeting of stockholders was held May 14, 1996.

(b) Not required. (Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were selected.)

(c) At the annual meeting, the only matter to be voted upon was the election of directors. Four incumbent directors were elected to serve for three-year terms. The terms of the other seven directors do not expire until 1997 and 1998.

       The director nominees and voting results are as follows:

                                         Votes         Broker
       Nominees        Votes For       Withheld       Non-Votes
       --------        ---------       --------       ---------

Carole F. Bitter   9,284,994.940    432,576.705         - 0 -
Richard A. Fisher  9,708,058.940      9,512.705         - 0 -
John H. Grunewald  9,709,266.261      8,305.384         - 0 -
Don E. Marsh       9,697,866.791     19,704.854         - 0 -

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


                                  NASH-FINCH COMPANY
                                  ------------------
                                      Registrant


Date:  August 7, 1996                  By  /s/ Alfred N. Flaten
                                       -----------------------------------
                                       Alfred N. Flaten
                                       President and Chief Executive Officer



                                       By /s/ Lawrence A. Wojtasiak
                                       -----------------------------------
                                       Lawrence A. Wojtasiak
                                       Chief Accounting Officer