Form 10-K405/A
period 1995-12-30
NASH FINCH CO
filed 1996-11-06
CIK 69671

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10K/A

                                 AMENDMENT NO. 1

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

Dated:  November 1, 1996           NASH-FINCH COMPANY

                                   By /S/ ALFRED N. FLATEN
                                      ----------------------------------------
                                          Alfred N. Flaten
                                          President, Chief Executive Officer,
                                          and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 1, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.



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

13.1    1995 Annual Report to Stockholders
        (selected portions of pages 14-27)       Filed herewith.

21.1    Subsidiaries of the Company........      Filed herewith.

23.1    Consent of Ernst & Young LLP.......      Filed herewith.

23.2    Consent of KPMG Peat Marwick, LLP..      Filed herewith.

23.3    Consent of KPMG Peat Marwick, LLP..      Filed herewith.

23.4    Consent of Ernst & Young LLP.......      Filed herewith.

27.1    Financial Data Schedule............      Filed herewith.
