Form 10-Q/A
period 1996-03-23
NASH FINCH CO
filed 1996-11-06
CIK 69671

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
                                                                               =========           =========


-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                                          Twelve Weeks Ended
                                                                ---------------------------------------
                                                                March 23, 1996           March 25, 1995
                                                                --------------           --------------
Operating activities:
  Net earnings                                                    $   2,796                    2,689
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     7,247                    6,790
    Provision for bad debts                                             389                      448
    Provision for losses on closed lease locations                     (151)                     (84)
    Deferred income taxes                                              (938)                     216
    Deferred compensation                                              (187)                    (363)
    Earnings of equity investments                                     (120)                    (278)
    Other                                                                19                       55
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                     5,570                    5,649
    Inventories                                                      13,395                   13,249
    Prepaid expenses                                                 (5,001)                  (7,813)
    Accounts payable and outstanding checks                         (25,679)                 (16,895)
    Accrued expenses                                                  5,071                    5,249
    Income taxes                                                        482                    1,558
                                                                  ---------                   ------
      Net cash provided by operating activities                       2,893                   10,470
                                                                  ---------                   ------
Investing activities:
  Disposal of property, plant and equipment                           1,065                      928
  Additions to property, plant and equipment
    excluding capital leases                                         (6,546)                  (3,418)
  Business acquired                                                 (87,786)                     -
  Loans to customers                                                 (1,268)                  (1,508)
  Payments from customers on loans                                    1,737                    2,271
  Other                                                                (116)                     -
                                                                  ---------                   ------
    Net cash used for investing activities                          (92,914)                  (1,727)
                                                                  ---------                   ------
Financing activities:
  Proceeds from long-term debt                                       30,000                     -
  Proceeds from revolving debt                                       38,600                     -
  Dividends paid                                                     (1,958)                  (1,958)
  Payments of short-term debt                                           -                     (3,600)
  Payments of long-term debt                                         (1,609)                  (3,221)
  Payments of capitalized lease obligations                            (125)                    (134)
  Other                                                                  97                     -
                                                                  ---------                   ------
    Net cash  provided by (used for) financing activities            65,005                   (8,913)
                                                                  ---------                   ------
      Net decrease in cash and cash equivalents                   $ (25,016)                    (170)
                                                                  =========                   ======


-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity


---------------------------------------------------------------------------------------------
Fiscal period ended March 23, 1996
December 30, 1995 and December 31, 1994
(In thousands, except per share amounts)
                                                    Common stock       Additional
                                               --------------------     paid-in    Retained
                                                   Shares   Amount      capital    earnings
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

--------------------------------------------------------------------------------------------------------------------
Fiscal period ended March 23, 1996
December 30, 1995 and December 31, 1994
(In thousands, except per share amounts)           Foreign
                                                   currency                   Treasury stock          Total
                                                  translation    Restricted  ----------------      stockholders'
                                                   adjustment      stock      Shares   Amount         equity
--------------------------------------------------------------------------------------------------------------------

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

Cash provided from operations was $2.9 million compared to $10.5 million last year. The change was due to a reduction in payables associated with seasonal fluctuations in inventory and the acquisition of MDV since the end of the year.

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



EXHIBIT                                                PAGE
-------                                                ----

27.1 Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                                   Registrant


Date: November 1, 1996                      By  /s/ Alfred N. Flaten
                                                ------------------------------
                                                Alfred N. Flaten
                                                Chief Executive Officer


                                            By  /s/ John R. Scherer
                                                -------------------------------
                                                John R. Scherer
                                                Chief Financial Officer