Form 10-Q/A
period 1996-06-15
NASH FINCH CO
filed 1996-11-06
CIK 69671

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     FORM 10-Q/A
                                   AMENDMENT NO. 2

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

____________________________________________________________________
See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                          Twenty-four Weeks Ended
                                                                   -----------------------------------
                                                                    June 15,                 June 17,
                                                                      1996                     1995
                                                                   ----------               ----------
Operating activities:
  Net earnings                                                     $   8,896                    8,541
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     14,800                   13,570
    Provision for bad debts                                              702                    1,429
    Provision for losses on closed lease locations                      (172)                      31
    Deferred income taxes                                               (957)                    (286)
    Deferred compensation                                               (180)                    (552)
    Earnings of equity investments                                      (356)                    (463)
    Other                                                                128                      151
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                    (14,150)                  (2,071)
    Inventories                                                        8,469                    9,601
    Prepaid expenses                                                  (3,537)                  (7,000)
    Accounts payable and outstanding checks                          (10,340)                  11,667
    Accrued expenses                                                   5,939                    5,887
    Income taxes                                                       2,325                    3,704
                                                                  ----------               ----------
         Net cash provided by operating activities                    11,567                   20,875
                                                                  ----------               ----------

Investing activities:
  Dividends received                                                       -                      890
  Disposal of property, plant and equipment                            3,680                    1,980
  Additions to property, plant and equipment
    excluding capital leases                                         (20,782)                  (8,560)
  Business acquired                                                  (87,823)                       -
  Investment in an affiliate                                               -                   (1,179)
  Loans to customers                                                  (1,766)                  (4,765)
  Payments from customers on loans                                     2,563                    3,961
  Other                                                                 (274)                     (72)
                                                                  ----------               ----------
    Net cash used for investing activities                          (104,402)                  (7,745)
                                                                  ----------               ----------

Financing activities:
  Proceeds from long-term debt                                        30,000                        -
  Proceeds from revolving debt                                        44,700                        -
  Dividends paid                                                      (3,923)                  (3,915)
  Payments of short-term debt                                              -                   (5,700)
  Payments of long-term debt                                          (2,345)                  (3,389)
  Payments of capitalized lease obligations                             (252)                    (270)
  Other                                                                   87                        7
                                                                  ----------               ----------

    Net cash  provided by (used for) financing activities             68,267                  (13,267)
                                                                  ----------               ----------
         Net decrease in cash and cash equivalents                $  (24,568)                    (137)
                                                                  ----------               ----------
                                                                  ----------               ----------

---------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity



Fiscal period ended June 15, 1996
December 30, 1995 and December 31, 1994                                             Foreign                                 Total
(In thousands, except per share amounts)                      Additional           currency               Treasury stock    stock-
                                             Common stock      paid-in  Retained translation Restricted ------------------ holders'
                                           Shares    Amount    capital  earnings  adjustment   stock     Shares    Amount   equity
-----------------------------------------------------------------------------------------------------------------------------------
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

    Cash provided from operations for the twenty-four week period was $11.6 million compared to $20.9 million last year. The decrease was due primarily to changes in the composition of working capital, particularly accounts receivables which relate to the addition of new independent accounts and the additional volume generated by MDV.

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