Form 10-Q
period 1996-10-05
NASH FINCH CO
filed 1996-11-19
CIK 69671

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q


(Mark One)
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   /x/                  OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the forty weeks ended October 5, 1996

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


7600 France Ave. South, P. O. BOX 355
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

                    YES  X                      NO
                       -----                      ----


Number of shares of common stock outstanding at November 18, 1996:

                                                            11,265,253 SHARES

                            PART I - FINANCIAL INFORMATION

    This report is for the forty week interim period beginning December 31, 1995, through October 5, 1996.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)


                                           Sixteen Weeks Ended            Forty Weeks Ended
                                        -------------------------     -------------------------
                                         October 5,    October 7,     October 5,     October 7,
                                            1996          1995           1996           1995
                                        ----------     ----------     ----------     ----------
Revenues:
  Net sales                             $  984,799       898,104      2,384,089      2,175,709
  Other revenues                            19,068        20,721         39,514         43,228
                                        ----------     ---------      ---------      ---------
    Total revenues                       1,003,867       918,825      2,423,603      2,218,937


Cost and Expenses:
  Cost of sales                            869,669       785,623      2,098,129      1,895,516
  Selling, general and administrative
   and other operating expenses            108,738       112,558        264,259        269,267
  Depreciation and amortization             10,070         9,024         24,870         22,594
  Interest expense                           3,969         3,129          9,972          8,715
                                        ----------     ---------      ---------      ---------
     Total costs and expenses              992,446       910,334      2,397,230      2,196,092

     Earnings before income taxes           11,421         8,491         26,373         22,845


Income taxes                                 4,625         3,439         10,681          9,252
                                        ----------     ---------      ---------      ---------

     Net earnings                       $    6,796         5,052         15,692         13,593
                                        ----------     ---------      ---------      ---------
                                        ----------     ---------      ---------      ---------


Weighted average number of
 common shares outstanding                  11,121        10,875         10,992        10,875
                                        ----------     ---------      ---------      ---------
                                        ----------     ---------      ---------      ---------


Earnings per share                      $      .61           .46           1.43           1.25
                                        ----------     ---------      ---------      ---------
                                        ----------     ---------      ---------      ---------


----------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

                                                                            October 5,   December 30,
ASSETS                                                                         1996          1995
------                                                                     -----------   ------------
Current assets:                                                            (Unaudited)
  Cash and cash equivalents                                                  $  1,005       26,024
  Accounts and notes receivable, net                                          143,988       85,968
  Inventories                                                                 226,092      183,957
  Prepaid expenses                                                             14,438       12,067
  Deferred tax assets                                                           4,768        3,674
                                                                            ---------    ---------
    Total current assets                                                      390,291      311,690

Investments in affiliates                                                       9,156        8,421
Notes receivable, noncurrent                                                    4,256        5,051

Property, plant and equipment:
  Land                                                                         28,840       28,638
  Buildings and improvements                                                  114,458      110,887
  Furniture, fixtures, and equipment                                          224,500      204,054
  Leasehold improvements                                                       27,452       25,786
  Construction in progress                                                     13,068        6,538
  Assets under capitalized leases                                              12,449       12,923
                                                                            ---------    ---------

                                                                              420,767      388,826
  Less accumulated depreciation and amortization                             (221,954)    (210,787)
                                                                            ---------    ---------

    Net property, plant and equipment                                         198,813      178,039

Intangible assets, net                                                         47,501        6,282
Deferred tax asset - net                                                        2,973        2,835
Other assets                                                                    2,030        1,942
                                                                            ---------    ---------
      Total assets                                                          $ 655,020      514,260
                                                                            ---------    ---------
                                                                            ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Outstanding checks                                                         $ 12,965       28,998
  Current maturities of long-term debt and capitalized lease obligations        7,304       14,701
  Accounts payable                                                            187,031      127,592
  Accrued expenses                                                             36,832       31,745
  Income taxes                                                                  4,288        4,652
                                                                            ---------    ---------
      Total current liabilities                                               248,420      207,688

Long-term debt                                                                156,185       71,030
Capitalized lease obligations                                                   9,762       10,158
Deferred compensation                                                           7,320        7,625
Other                                                                           2,488        2,446
Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares;  none issued                                                          -
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,574 shares in 1996 and
      11,224 in 1995                                                           19,290       18,706
    Additional paid-in capital                                                 16,802       12,013
    Foreign currency translation adjustment - net of a $633
      deferred tax benefit                                                       (950)        (950)
    Restricted stock                                                             (506)           -
    Retained earnings                                                         198,332      188,578
                                                                            ---------    ---------
                                                                              232,968      218,347
    Less cost of 309 and 346 shares of common stock in treasury,
      respectively.                                                            (2,123)      (3,034)
                                                                            ---------    ---------
      Total stockholders' equity                                              230,845      215,313
                                                                            ---------    ---------
      Total liabilities and stockholders' equity                            $ 655,020      514,260
                                                                            ---------    ---------
                                                                            ---------    ---------


------------------------------------------------------------------
See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                                             Forty Weeks Ended
                                                                          -----------------------
                                                                          October 5,   October 7,
                                                                             1996         1995
                                                                          ----------   ----------
Operating activities:
  Net earnings                                                            $  15,692      13,593
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                            24,870      22,594
    Provision for bad debts                                                   1,092       2,881
    Provision for losses on closed lease locations                             (284)        (44)
    Deferred income taxes                                                    (1,126)     (1,882)
    Deferred compensation                                                      (305)       (806)
    Earnings of equity investments                                             (735)       (879)
    Other                                                                       306         208
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                           (15,680)         31
    Inventories                                                             (13,181)     (8,504)
    Prepaid expenses                                                         (1,959)     (2,782)
    Accounts payable and outstanding checks                                   2,593      27,702
    Accrued expenses                                                          4,591       6,301
    Income taxes                                                               (364)      3,508
                                                                          ----------   ----------
      Net cash provided by operating activities                              15,510      61,921
                                                                          ----------   ----------

Investing activities:
  Dividends received                                                              -         890
  Disposal of property, plant and equipment                                   6,853       5,286
  Additions to property, plant and equipment
    excluding capital leases                                                (35,004)    (22,211)
  Businesses acquired                                                       (88,562)          -
  Loans sold, including current portion                                       3,402      13,744
  Short-term investments                                                          -      (5,969)
  Investment in an affiliate                                                      -      (1,179)
  Loans to customers                                                         (2,844)     (6,883)
  Payments from customers on loans                                            5,016       6,851
  Other                                                                        (295)       (112)
                                                                          ----------   ----------
    Net cash used for investing activities                                 (111,434)     (9,583)
                                                                          ----------   ----------

Financing activities:
  Proceeds from long-term debt                                               30,000           -
  Proceeds from revolving debt                                               60,811           -
  Dividends paid                                                             (5,938)     (5,872)
  Payments  of short-term debt                                                    -     (41,100)
  Payments of long-term debt                                                (13,653)     (4,957)
  Payments of capitalized lease obligations                                    (406)       (433)
  Other                                                                          91          17
                                                                          ----------   ----------

     Net cash provided by (used for) financing activities                    70,905     (52,345)
                                                                          ----------   ----------
       Net decrease in cash and cash equivalents                          $ (25,019)         (7)
                                                                          ----------   ----------
                                                                          ----------   ----------


-----------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended October 5, 1996
December 30, 1995 and December 31, 1994
(In thousands, except per share amounts)                                         Foreign
                                           Common stock   Additional            currency              Treasury stock      Total
                                         ----------------   paid-in  Retained  translation Restricted --------------- stockholders'
                                         Shares    Amount   capital  earnings   adjustment   stock    Shares    Amount   equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994               11,224  $ 18,706   11,954    171,670        -        -       (351)   $ (3,066)  199,264
Net earnings                                -         -        -       15,480        -        -         -           -     15,480
Dividend declared of $.73 per share         -         -        -       (7,938)       -        -         -           -     (7,938)
Treasury stock issued upon exercise
  of options                                -         -         23        -          -        -          2          12        35
Foreign currency translation adjustment
    - net of a $381 deferred tax benefit    -         -        -          -        (572)      -         -           -       (572)

                                        -------  --------   ------    -------     ------   -------  -------    -------   --------

Balance at December 31, 1994             11,224    18,706   11,977    179,212      (572)      -       (349)     (3,054)   206,269
Net earnings                                -         -        -       17,414        -        -         -         -       17,414
Dividend declared of $.74 per share         -         -        -       (8,048)       -        -         -          -       (8,048)
Treasury stock issued upon exercise
  of options                                -         -         36        -          -        -          3          20         56
Foreign currency translation adjustment
  - net of a $252 deferred tax benefit      -         -        -          -        (378)      -         -          -         (378)
                                        -------  --------   ------    -------     ------   -------  -------    -------   --------

Balance at December 30, 1995             11,224    18,706   12,013    188,578      (950)      -      (346)      (3,034)   215,313
Net earnings                                -         -        -       15,692        -        -        -           -       15,692
Dividend declared of $.54 per share         -         -        -       (5,938)       -        -        -           -       (5,938)
Shares issued in connection with
  acquisition of a business                 350       584   5,064         -          -        -        -           -        5,648
Treasury stock issued upon exercise
  of options                                -         -        33         -          -        -         4           36         69
Issuance of restricted stock                -         -      (308)        -          -      (524)      40          995        163
Amortized compensation under
  restricted stock plan                     -         -        -          -          -        18       -           -           18
Treasury stock purchased                    -         -        -          -          -        -        (7)        (120)      (120)
                                        -------  --------   ------    -------     ------   -------  -------    -------   --------
Balance at October 5, 1996 (unaudited)   11,574  $ 19,290   16,802    198,332      (950)    (506)    (309)     $(2,123)   230,845
                                        -------  --------   ------    -------     ------   -------  -------    -------   --------
                                        -------  --------   ------    -------     ------   -------  -------    -------   --------


------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                         NASH FINCH COMPANY AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   OCTOBER 5, 1996

NOTE 1

    The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 5, 1996 and December 30, 1995, and the results of operations for the 16 and 40-weeks ending October 5, 1996 and October 7, 1995, and the changes in cash flows for the 40-week period ending October 5, 1996 and October 7, 1995, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

    The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $41.1 million and $40.0 million higher at October 5, 1996 and at December 30, 1995, respectively.

NOTE 3

    Earnings per share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period presented. Options granted under the Company's qualified stock plan are considered common stock equivalents for the purpose of earnings per share data, but have been excluded from the computation since the dilutive effect is not material.

NOTE 4

    On September 8, 1995, the Company entered into an agreement with a financial institution whereby the Company sold $13.7 million in customer notes, and can continue to sell on an ongoing basis additional customer notes. During the quarter, an additional $3.4 million in notes were sold, and at October 5, 1996, remaining balances on all notes receivable sold with recourse was $15.4 million.

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

                                                Forty Weeks Ended
                                         ----------------------------
                                           October 5,      October 7,
                                              1996            1995
                                         ------------     -----------
Net revenues                             $  2,423,603      2,512,612
Earnings before income taxes                   26,373         26,010
Net earnings                                   15,692         15,492
Earnings per share                       $       1.43           1.42

NOTE 6

    On February 29, 1996, certain members of management exercised rights to purchase restricted stock from the Company at a 25% discount to fair market value pursuant to grants awarded January 31, 1996 under the terms of a 1994 Stock Incentive Plan. The purchase required a minimum of 10% payment in cash with the remaining balance evidenced by a 5-year promissory note to the Company. At October 5, 1996, unearned compensation equivalent to the excess of market value of the shares purchased over the price paid by the recipient at the date of grant, and the unpaid balance of the promissory note have been charged to stockholders' equity. Amortization of compensation expense for the quarter was not significant.

NOTE 7

    On August 5, 1996 the Company issued 350,261 shares of its common stock in exchange for all of the outstanding stock of T. J. Morris Company ("T.J. Morris") located in Statesboro, Georgia. The excess of purchase price over fair value of the assets acquired resulted in goodwill of approximately $1.4 million. The goodwill is being amortized on a straight-line basis over 15 years.

NOTE 8

    On October 9,1996 the Company commenced a cash tender offer for all of the outstanding common shares of Super Food Services, Inc. ("Super Food") for $15.50 per share. The tender offer is conditional, among other things upon there being validly tendered and not withdrawn shares representing at least a majority of shares outstanding. As of November 6, 1996, the expiration of the tender period,
10.6 million of the 11.0 million shares outstanding have been tendered. All validly tendered shares have been accepted for payment beginning November 15, 1996.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Total revenues, for the 16-week third quarter and for the 40-weeks to date of fiscal 1996, increased 9.3% and 9.2%, respectively, over the same periods last year. The improvement is largely attributed to growth in wholesale revenues resulting from the acquisitions of MDV and T.J. Morris since the beginning of the year, and the addition of new independent retail accounts. Wholesale segment revenues for the 40 weeks represented approximately 71.2% of total revenues compared to 68.5% last year, reflecting a continued expansion of wholesale business.

    Overall, retail revenues declined during the quarter primarily as a result of the sale or closing of six retail stores, offset partially by the acquisition of two other stores. On a year to date basis, the Company has sold three stores to an existing customer, closed seven unprofitable stores and acquired four other stores in three separate transactions. Same store sales increased .3% during the third quarter, and were 1.3% higher on a year to date basis, compared to last year.

    Gross margins were 13.4% for the quarter and year to date, compared to 14.5% and 14.6%, respectively, for the corresponding periods last year. The decreases this year resulted from a greater proportion of wholesale revenues which achieve lower gross margins than retail. Overall margins were also negatively impacted by the sale of a subsidiary, Thomas & Howard of Hickory, Inc. ("T&H"), a higher margin general merchandise and convenience store distributor, and the acquisition of the lower margin military and conventional wholesale volume of MDV and T.J. Morris. The Company has continued to regionalize buying functions among warehouse groups to improve operating efficiency and lower product costs which may favorably impact margins. Retail segment margins improved during the quarter and year to date as a result of an increased distribution of sales from higher margin perishable and specialty departments and the availability of greater vendor allowances at store level. Margins were also affected by a LIFO charge of $615,000 for the quarter, compared to $545,000 in the same period last year. On a year to date basis, the LIFO charge is $865,000 compared to $425,000 last year.

    Operating expenses as a percent of total revenues were 10.8% for the quarter compared to 12.3% for the same period last year. On a year to date basis, operating expenses were 10.9% this year compared to 12.1% in 1995. Expense levels declined as a percent of total revenues due to the growing proportion of wholesale revenues which typically operate at lower expense levels than retail. In addition, operating expenses of the newly acquired MDV and T.J. Morris wholesale business are lower, as a percent of revenues, than those of the divested T&H operations. Incremental wholesale volume from new independent retail accounts continues to result in productivity gains at certain distribution facilities. Also, a reduction in retail related advertising and promotional activities contributed to lower expense levels for the quarter. Partially offsetting these expense reductions were increased costs associated with the design and development of client/server based computer systems and software. These costs are expected to continue for the remainder of fiscal 1996 and into 1997 as development continues and an implementation process begins.

    Depreciation and amortization expense increased 11.6% and 10.1% for the quarter and year to date, respectively, compared to last year. The increase was primarily due to the amortization of goodwill associated with the MDV acquisition of $1.0 million for the quarter and $2.4 million for the year to date. Partially offsetting these costs were lower depreciation expenses resulting from the divestiture of several retail stores and T&H since the prior year quarter.

    Interest expense increased 26.8% and 14.4% for the third quarter and year to date, respectively, compared to the same periods last year. The increase is attributed to higher average borrowing levels, due to the acquisition of MDV, and less favorable borrowing rates than were available last year. Interest expense as a percent of revenues for the quarter and year to date was .40% and .41%, respectively, compared to .34% and .39%, respectively, last year.

    Income tax expense increased due to higher pretax earnings. The effective tax rate was 40.5%, unchanged from the comparable quarter and year to date last year.

    Net earnings for the third quarter and year to date increased 32.6% and 15.4%, respectively, compared to last year. The earnings improvement is attributed to each segment of the company's operations; in particular, the wholesale which benefited from the acquisitions of MDV and T.J. Morris, and new independent retail volume the Company has been servicing since last year. Retail operations also showed improvement for the quarter as did Nash DeCamp, the Company's produce marketing subsidiary, which was favorably affected by strong market conditions for its domestically grown products.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital requirements and certain capital expenditures continue to be funded principally from internally generated funds. However, the Company may use short and long-term debt to supplement the financing of major capital projects and acquisitions.

    During fiscal 1996, the Company financed an $87.8 million cash outlay related to the acquisition of MDV and the purchase of three retail stores. Sources of funding were cash and cash equivalents generated from the sale of T&H in December 1995, supplemented by borrowings under a $100.0 million revolving credit facility.

    Cash provided from operations for the forty-week period was $15.5 million compared to $61.9 million last year. The decrease was due primarily to changes in the composition of working capital, particularly accounts receivables and inventories which relate to the addition of new independent accounts and the additional volume generated by MDV.

    Also, the Company finalized an agreement to authorize the issuance and sale of 7.13% Senior Notes due October 1, 2011, to several insurance companies, in an aggregate principal amount of $30.0 million. Proceeds from the issue were used to pay down a portion of a variable rate revolving credit facility.

    On August 5, 1996, the Company completed the acquisition of T. J. Morris Company, located in Statesboro, Georgia. Under terms of the transaction, the Company acquired all of the outstanding stock of Morris in exchange for approximately 350,000 shares of its common stock.

    On October 9,1996, under terms of a merger agreement, the Company commenced a cash tender offer for all of the outstanding shares, approximately 11.0 million, of Super Food common stock for $15.50 per share. The company has negotiated a $500 million senior unsecured revolving credit facility, with a scheduled partial reduction in two years, and the remaining balance maturing five years from closing, to finance the tender offer as well as to refinance its current credit facilities.

    The Company believes it will continue to have adequate access to short-term and long-term credit necessary to meet its needs for growth and expansion in the foreseeable future.

                             PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

    10.1 Agreement and Plan of Merger dated as of October 8, 1996 among the Company, NFC Acquisition Corporation, and Super Food Services, Inc.

    10.2 Form of Credit Agreement among the Company, NFC Acquisition Corporation, Harris Trust and Savings Bank as the Administrative Agent, and Bank of Montreal and PNC Bank, N.A. as Co-Syndication Agents.

    27.1 Financial Data Schedule.

(b) REPORTS ON FORM 8-K

    Not applicable.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NASH-FINCH COMPANY
                                      Registrant


Date:November 19, 1996                    By  /s/ Alfred N. Flaten
                                         --------------------------------------
                                          Alfred N. Flaten
                                          President and Chief Executive Officer




                                          By /s/ John R. Scherer
                                         --------------------------------------
                                          John R. Scherer
                                          Chief Financial Officer

                              NASH FINCH COMPANY

                      EXHIBIT INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q
                  FOR THE FORTY WEEKS ENDING OCTOBER 5, 1996


ITEM NO.    ITEM                            METHOD OF FILING
--------   ----                             ----------------

10.1       Agreement and Plan of Merger    Incorporated by Reference to
           dated as of October 8, 1996     Exhibit (c)(1) to the Company's
           among the Company, NFC          Schedule 14D-1 and Schedule 13D
           Acquisition Corporation, and    dated October 8, 1996 (File
           Super Food Services, Inc.       No. 005-13346).

10.2       Form of Credit Agreement among   Incorporated by Reference to
           the Company, NFC Acquisition     Exhibit (b)(1) to the Company's
           Corporation, Harris Trust and    Schedule 14D-1 and Schedule 13D
           Savings as the Administrative    dated October 8, 1996 (File
           Agent, and Bank of Montreal      No. 005-13346).
           and PNC Bank, N.A. as
           Co-Syndication Agents.

27.1       Financial Data Schedule          Filed herewith.