Form 10-K
period 1996-12-28
NASH FINCH CO
filed 1997-03-28
CIK 69671

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:                               Commission file number:
    December 28, 1996                                            0-785

                                 ---------------

                               NASH-FINCH COMPANY
             (Exact name of Registrant as specified in its charter)

       Delaware                                              41-0431960
(State of Incorporation)                                  (I.R.S. Employer
                                                         Identification No.)
 7600 France Avenue South
       P.O. Box 355
 Minneapolis, Minnesota
 (Address of principal                                       55440-0355
    executive offices)                                       (Zip Code)

       Registrant's telephone number, including area code: (612) 832-0534
                               -------------------

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $1.66-2/3 per share
                          Common Stock Purchase Rights
                               -------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                        ----   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 24, 1997, 11,300,488 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $202,780,250.

                          ---------------------

     Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the Year Ended December 28, 1996 (the "1996 Annual Report"). Parts II and III of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 13, 1997 (the "1997 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS.

     (a)  GENERAL DEVELOPMENT OF BUSINESS.

     Nash Finch Company, a Delaware corporation organized in 1921 as the successor to a business founded in 1885, has its principal executive offices at 7600 France Avenue South, Edina, Minnesota 55435. Its telephone number is
(612) 832-0534. Unless the context otherwise indicates, the term "Company," as used in this Report, means Nash Finch Company and its consolidated subsidiaries. Furthermore, the information contained in this document includes the applicable figures of corporations which have been acquired by the Company during fiscal year 1996.

     The Company is one of the largest food wholesalers in the United States, serving approximately 2,350 affiliated and other independent retail supermarkets, other retail stores and outlets, and institutional accounts, such as military base commissaries, restaurants, schools and hospitals, as of December 28, 1996. No one customer accounts for a significant portion of the Company's sales. The Company also operates and supplies, as of December 28, 1996, 104 Company-owned supermarkets and warehouse stores. The Company's affiliated and Company-owned stores operate under a number of tradenames, including ECONOFOODS-Registered Trademark-, FOOD BONANZA-Registered Trademark-, SUN MART-TM-, FAMILY THRIFT CENTER-TM-, EASTER FOODS-TM-, FOOD FOLKS-Registered Trademark-, JACK & JILL-Registered Trademark-, ECONOMART-TM-, OUR FAMILY FOODS-Registered Trademark-, FOOD PRIDE-Registered Trademark-, SAX FOOD & DRUG -Registered Trademark- and IGA -Registered Trademark- (a registered trademark of IGA, INC.). The Company's market areas are in approximately 30 states in the Midwest, West, Mid-Atlantic and Southeast and are serviced through 20 wholesale distribution centers and one general merchandise warehouse. The Company packages, ships and markets fresh produce from California and the countries of Chile and Mexico to a variety of buyers across the United States, Canada and overseas.

     In January, 1996, the Company acquired substantially all of the business and assets of Military Distributors of Virginia, Inc. ("MDV"), a Virginia corporation based in Norfolk, Virginia. MDV engages in the business of distributing groceries and related products to military commissaries in the eastern United States and Europe. The MDV operation has been consolidated with the Company's existing military distribution operations in Baltimore, Maryland, and Chesapeake, Virginia, into a single military division. Currently, this military division is operating from two distribution centers
- one in Norfolk and the other in Baltimore.

     In July 1996, the Company acquired all of the outstanding shares of capital stock of T. J. Morris Company, a Georgia corporation based in Statesboro, Georgia. T. J. Morris Company is a wholesale distributor of a full-line of food and related non-food products to independent grocery retailers, including IGA Stores. The Company's existing operations based in Macon, Georgia have been consolidated with the operations of T. J. Morris Company at its Statesboro facility. Currently, the Company is operating T. J. Morris Company as a wholly-owned subsidiary.

     In December 1996, the Company completed the acquisition of all of the outstanding shares of capital stock of Super Food Services, Inc. ("Super Food"), a Delaware corporation based in Dayton, Ohio. Super Food was incorporated in 1957 and, prior to the acquisition by the Company, was ranked as the 14th largest grocery wholesaler in the United States, with sales for its fiscal year ended August 31, 1996 of of approximately $1.2 billion.
Super Food services independent stores, including IGA stores, across six states, including primarily Ohio, Michigan and Kentucky. Super Foods has four distribution centers located in Bellefontaine, Ohio, Cincinnati, Ohio, Bridgeport, Michigan, and Lexington, Kentucky, which provide a full line of groceries and related products, other than produce. The distribution center in Bellefontaine, Ohio also has a portion of its space dedicated to distributing general merchandise to the other distribution centers. Since the completion of the acquisition, the Company has been engaged in the process of coordinating the distribution operations of Super Food with existing distribution operations of the Company and consolidating the general and administrative functions of Super Food with the general and administrative functions of the Company in Edina, Minnesota.

     In connection with the acquisition of Super Food, the Company obtained a $500 million credit facility provided by a syndicate of banks for whom Harris Trust and Savings Bank acts as the administrative agent and Bank of Montreal and PNC Bank, National Association, act as co-syndication agents. This credit facility is a $500 million senior credit unsecured revolving facility maturing in five years, with a mandatory commitment reduction to $400 million by December 31, 1998.

     (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Financial information about the Company's business segments for the most recent three fiscal years is contained on page 25 of the 1996 Annual Report (Note 12 to Consolidated Financial Statements). For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 1996, 44% of such warehouse operational profits were allocated to retail operations.

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

     The Company also distributes and sells private label products using the Company's own trademarks. A wide variety of grocery, dairy, packaged meat, frozen foods, health and beauty products, paper and household products, beverages, and other packaged products are manufactured or processed by others for the Company and sold under Company brand names.

     2.   DISTRIBUTION.

     The Company distributes products to Company-owned supermarkets and warehouse stores and to independent customers and military base commissaries from 20 distribution centers, as of December 28, 1996, located in Colorado, Georgia, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Nebraska (2), North Carolina (2), North Dakota (2), Ohio (2), South Dakota, Virginia (2), and Wisconsin. The Company's distribution centers are located at strategic points to efficiently serve Company-owned stores, independent customers, and military base commissaries. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low unit costs. The Company also distributes health and beauty products, general merchandise and specialty grocery products from a dedicated area of the distribution center located in Bellefontaine, Ohio, and from a warehouse facility located in Sioux Falls, South Dakota. In addition, the Company distributes produce from a separate warehouse facility in Wilmington, North Carolina.

     The distribution centers serve as central sources of supply for Company-owned and independent stores, military base commissaries and other institutional customers within their operating areas. The distribution centers maintain complete inventories containing virtually every national brand grocery product sold in supermarkets, together with a wide variety of high-volume private label items. In addition, the distribution centers provide full lines of perishables, including fresh meats and poultry, fresh fruits and vegetables, (except Super Food) dairy and delicatessen products and frozen foods. Retailers order their inventory requirements at regular intervals through direct linkage with Company computers. Deliveries are made primarily by the Company's transportation fleet. The frequency of deliveries varies, depending upon customer needs. The Company currently has a modern fleet of approximately 500 tractors, 1,200 semi-trailers, and 75 small trucks and vans, most of which are owned by the Company. In addition, many types of meats, dairy products, bakery and other products are sold by the Company but are delivered by the suppliers directly to retail food stores.

     Virtually all of the Company's wholesale sales to independent customers are made on a market price-plus-fee and freight basis, with the fee based on the type of commodity and quantity purchased. Selling prices are changed promptly, based on the latest market information.

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

     3.   WHOLESALE OPERATIONS.

     As of December 28, 1996, the Company distributed food products and non-food items, on a wholesale basis, to approximately 2,350 affiliated and other independent retail supermarkets, other retail stores and outlets, and institutional accounts, such as military base commissaries, restaurants, schools and hospitals. The Company's retail supermarket customers are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty products and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops. The stores served by the Company's wholesale operations range in size from small stores to large supermarkets containing approximately 65,000 square feet.

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

     The Company also may provide financial assistance to independent retailers it services, generally in connection with new store development and the upgrading or expansion of existing stores. The Company makes secured loans to some of its affiliated independent operators, generally repayable over a period of five or seven years, for inventories, store fixtures and
equipment, working capital and store improvements.   Loans are secured by
liens on inventory or equipment or both, by personal guarantees and by other types of security. As of December 28, 1996, the Company had outstanding $33,858,000 in such secured loans to 171 independent operators. In addition, the Company may provide such assistance to independent retailers by guarantying loans from financial institutions and leases entered into directly with lessors. The

Company also uses its credit strength to lease supermarket locations and sublease them to independent operators, at rates that are at least as high as the rent paid by the Company.

     4.   RETAIL OPERATIONS.

     As of December 28, 1996, the Company owned and operated 108 retail outlets, including 74 supermarkets, 30 warehouse stores and 4 combination general merchandise/food stores. The Company has devoted considerable resources in recent years to acquire, construct, enlarge and modernize Company-owned stores; and, by constructing new stores or expanding existing stores, seeks to add either larger conventional supermarkets (at least 30,000 square feet) or warehouse stores (at least 45,000 square feet), as appropriate. The Company has implemented a number of automated systems, including scanning and direct store delivery for its stores. These systems provide inventory control at delivery and checkout points, reduce shrinkage and increase labor efficiency.

     The Company operates its supermarkets principally under the names SUN MART-TM-, EASTER FOODS-TM- and FOOD FOLKS-Registered Trademark-. These stores, thirteen of which the Company owns (the remainder are leased), range in size up to approximately 46,000 square feet. These stores are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty products, and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops.

     The Company operates 30 warehouse stores principally under the names ECONOFOODS-Registered Trademark- and FOOD BONANZA-Registered Trademark-. These stores, seven of which the Company owns (the remainder are leased), range in size up to approximately 106,000 square feet. The Company's warehouse stores offer a wide variety of high quality groceries, fresh fruits and vegetables, dairy products, frozen foods, fresh fish, fresh and processed meat and health and beauty products, all at lower prices. Many have specialty departments such as delicatessens, in-store bakeries, pharmacies, banks and floral and video departments. These stores appeal to quality and price-conscious customers who want national brands, broad selection, and availability of convenience foods, but are willing, in some cases, to forgo standard supermarket services. The stores are able to offer lower prices due to increased business volume as well as the limited services available.

     The Company also operates four combination general merchandise/food stores under the name FAMILY THRIFT CENTER-TM-. These stores, three of which are owned, range in size up to approximately 60,000 square feet. In addition to traditional supermarket food departments, these stores have expanded general merchandise and health and beauty products departments and pharmacies, and some also have sit-down restaurants, full-service floral departments and book departments.

     5.   PRODUCE MARKETING OPERATIONS.

     Through a wholly-owned subsidiary, Nash-DeCamp Company, the Company grows, packs, ships and markets fresh fruits and vegetables from locations in California and the countries of Chile and Mexico to customers across the United States and Canada, and also overseas. For regulatory reasons, the amount of business between Nash-DeCamp Company and the Company is limited. The Company owns and operates three modern packing, shipping and/or cold storage facilities that ship fresh grapes, plums, peaches, nectarines, apricots, pears, persimmons, kiwi fruit and other products. The Company also acts as marketing agent for other packers of fresh produce in California and in the countries of Chile and Mexico. For the above services, the Company receives, in addition to a selling commission, a fee for packing, handling and shipping produce. The Company also owns vineyards and orchards for the production of table grapes, tree fruit, kiwi and citrus.

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

     7.   EMPLOYEES.

     As of December 28, 1996, the Company employed approximately 12,775 persons (approximately 7,000 full-time and 5,775 part-time).

ITEM 2.   PROPERTIES.

     The principal executive offices of the Company are located in Edina, Minnesota, and consist of approximately 68,000 square feet of office space in a building owned by the Company. In addition to the executive offices, the Company leases an additional 15,275 square feet of office space in Edina, Minnesota. The locations and sizes of the Company's distribution centers, as of December 28, 1996, are listed below (all of which are owned, except as indicated). The distribution center facilities which are leased have varying terms, all with remaining terms of less than 20 years. Total rent in fiscal year 1996 for the leased facilities was $5,868,813.

                                                                Approx. Size
    Location                                                   (Square Feet)
    ---------                                                   ------------
    Midwest/West:
          Denver, Colorado (1)                                       335,800
          Cedar Rapids, Iowa                                         351,900
          Liberal, Kansas                                            176,500
          St. Cloud, Minnesota                                       325,100
          Grand Island, Nebraska                                     177,700
          Lincoln, Nebraska                                          226,000
          Fargo, North Dakota                                        288,800
          Minot, North Dakota                                        185,200
          Rapid City, South Dakota                                   186,600
          Sioux Falls, South Dakota (2)                              252,400
          Appleton, Wisconsin                                        430,900

    Southeast:
          Stateboro, Georgia (1)(3)                                  287,800
          Baltimore, Maryland (1)(4)                                 234,500
          Lumberton, North Carolina (1)(5)                           256,600
          Rocky Mount, North Carolina (1)                            191,800
          Bluefield, Virginia                                        186,400
          Norfolk, Virginia (1)(6)                                   567,900

    Super Food Services, Inc.
          Lexington, Kentucky (1)                                    319,400
          Bellefontaine, Ohio (7)                                    773,700
          Cincinnati, Ohio (8)                                       572,750
          Bridgeport, Michigan (1)                                   581,300

    Total Square Footage                                           6,909,050

--------------
(1)   Leased facility.
(2) Includes 79,300 square feet of warehouse space which is leased by the Company.
(3)   Includes 46,400 square feet of space which is owned by the Company.

(4) Includes 60,000 square feet of refrigerated warehouse space located in Jessup, Maryland. Since year-end, the operations have been consolidated with those in Norfolk, Virginia and the Company no longer operates from the Jessup facility.
(5) Includes 16,100 square feet of produce warehouse space located in Wilmington, North Carolina which is owned by the Company.
(6)   Includes 49,645 square feet which is owned by the Company.
(7) Includes 162,700 square feet which is leased by the Company. General merchandising services utilizes approximately 480,000 square feet of the total space (owned and leased).
(8) Includes 151,600 square feet which was leased by the Company as of year-end. As of February 14, 1997, the Company no longer occupies 81,000 square feet of such leased space.

      The following table shows the number and aggregate size of Company-owned and operated supermarkets and warehouse stores operated at December 28, 1996:

      Supermarkets:
          Number of stores                                     74
          Total square feet                             1,641,670

      Warehouse stores:
          Number of stores                                     30
          Total square feet                             1,288,000

      Combination General Merchandise/Food:
          Number of stores                                    4
          Total square feet                             172,000

      Totals:
          Number of stores                                    108
          Total square feet                             3,101,670

     The Company leases 61 of its supermarket store buildings and one (1) combination general merchandise/food store building (the remainder are owned), which range in size up to approximately 60,000 square feet. The Company also leases 23 of its warehouse store buildings, which range in size up to approximately 106,000 square feet. These leases are for varying terms, primarily under 20 years. The total rent in fiscal year 1996 for store buildings was approximately $8,834,000.

     Further information about the lease obligations of the Company is given in Note 7 to the Consolidated Financial Statements on page 24 of the 1996 Annual Report, incorporated herein by reference.

     Nash-DeCamp Company has executive offices comprising approximately 9,000 square feet of leased space in an office building located in Visalia, California. It owns and operates three packing, shipping and/or cold storage facilities in California in connection with its produce marketing operations, with total space of approximately 174,000 square feet. In addition to such storage facilities, Nash-DeCamp Company also owns approximately 713 acres for the production of table grapes, 40 acres for the production of kiwi fruit, 903 acres for the production of peaches, plums, apricots and nectarines, 614 acres for the production of citrus, and 198 acres of open ground for future development, all in San Joaquin Valley of California. Nash-DeCamp Company also leases 123 acres of tree fruit located in the San Joaquin Valley and, through a wholly-owned Chilean subsidiary, approximately 740 acres in Chile for the production of table grapes.

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

ITEM 3    LEGAL PROCEEDINGS.

     In November 1992, Jin Ku Kim, currently an employee of the Company, commenced an action against the Company in U.S. District Court for the Northern District of Iowa claiming damages as a result of the alleged failure of the Company to promote Mr. Kim to the position of shipping foreman in November 1990 and April 1992 because of his national origin and race, and the alleged retaliation against him by the Company in terms and conditions of employment after he filed charges of employment discrimination with the Cedar Rapids, Iowa, Civil Rights Commission. On September 16, 1994, a jury verdict was entered against the Company in the amount of $8,786,000, including $36,000 in back pay, $1,750,000 in mental anguish and loss of enjoyment of life and $7,000,000 in punitive damages. On April 13, 1995, the U.S. District Court entered an Amended Judgment reducing the jury award to a total of $421,000 plus attorneys' fees and costs of $114,556. Both Mr. Kim and the Company have filed appeals from the Amended Judgment with the United States Court of Appeals for the Eighth Circuit. Mr. Kim's appeal seeks reinstatement of the jury verdict and the Company's appeal seeks judgment as a matter of law or further reduction of the damage award; both parties seek a new trial in the alternative. Briefs have been submitted and the case was argued on December 14, 1995. No decision has been issued. The Company continues to deny that Mr. Kim has suffered any discrimination or retaliation, or any damages as a result thereof. The Company believes that there is substantial basis, both in the facts of this case and in law, supporting the Company's position before the Eighth Circuit. Although no assurance can be given that the Eighth Circuit will award the relief the Company seeks, the Company believes that the jury verdict will not be reinstated and that the reserves it has established are reasonably adequate to cover its liability.

     On April 2, 1996 an individual engaged in growing citrus crops in Fresno County commenced an action entitled EMILIANO MORENO V. NASH-DECAMP COMPANY, ET. AL., against Nash-DeCamp Company and others, including three of its officers and directors, in the United States District Court for the Eastern District of California. Nash-DeCamp Company provided services to the plaintiff relating to the packing, marketing and distribution of produce grown by the plaintiff, and advanced financing to assist the plaintiff in growing and harvesting his crops. Plaintiff's complaint alleges that the defendants engaged in various acts of misconduct relating to the handling, packaging and pricing of such produce in violation of various federal and state laws, resulting in unspecified damages to the plaintiff. In his complaint, plaintiff sought unspecified compensatory damages, punitive and exemplary damages, treble damages, attorneys' fees and costs of suit, as well as injunctive relief. The defendants filed an answer raising various defenses to and denying the allegations set forth in the complaint. In addition, Nash-DeCamp Company has filed a counterclaim to recover monies owed to it by plaintiff, costs of suit, attorneys' fees, all proceeds from any disposition of the 1995-1996 citrus crops, and other damages and interest.
As of March 24, 1997, this matter was still in the discovery stages. Nash-DeCamp Company intends to vigorously defend plantiff's claims and to pursue the recovery of sums owed to it by plaintiff.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 1, 1997 are as follows:

                                     Year First Elected
                                     or Appointed as an
    Name (Age)                       Executive Officer                     Title
    ---------                        -----------------                     -----
Alfred N. Flaten (62)                        1991               President and Chief Executive Officer

William T. Bishop (56)                       1994               Senior Vice President, Sales and Logistics

William E. May, Jr. (48)                     1996               Vice President, Strategic Technology Programs
                                                                and Marketing Services

David J. Richards (48)                       1996               Vice President, Corporate Retail Stores

Norman R. Soland (56)                        1986               Vice President, Secretary and General
                                                                Counsel


Clarence T. Walters (60)                     1988               Vice President, Management Information
                                                                Systems

Charles F. Ramsbacher (54)                   1991               Vice President, Marketing

Steven L. Lumsden (51)                       1992               Vice President, Warehouse and
                                                                Transportation

Gerald D. Maurice (63)                       1993               Vice President, Store Development

John R. Scherer (46)                         1994               Vice President and Chief Financial Officer

Charles M. Seiler (49)                       1995               Vice President, Corporate Retail Operations

Edgar F. Timberlake (49)                     1995               Vice President, Human Resources

John M. McCurry (48)                         1996               Vice President, Independent Store Operations

Lawrence A. Wojtasiak (51)                   1990               Controller

Suzanne S. Allen (32)                        1996               Treasurer



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

     Mr. May was elected as Vice President, Strategic Technology Programs and Marketing Services in July 1996 joining the Company in June. He was previously employed by Spartan Stores Inc., a wholesale food distribution company, serving as its Senior Vice President, Operations, Procurement, MIS and Customer Service from July 1988 to June 1996.

     Mr. Richards was elected as Vice President, Corporate Retail Stores in July 1996. He previously served as operating Vice President, Southeast Division from December 1994 to June 1996. Prior to joining the Company, he was employed by Scrivner, Inc., a wholesale and retail food distribution company, serving as its Senior Vice President, Store Development from July 1993 to August 1994 and its Executive Vice President, Corporate Stores from January 1992 to July 1993.

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

     Mr. Seiler was elected as Vice President, Corporate Retail Operations effective as of October 1994. He previously served as operating Vice President, Iowa Division from May 1993 to October 1994 and Iowa Division Manager from June 1991 to May 1993.

     Mr. Timberlake was elected as Vice President, Human Resources in November 1995. He previously served as Director of Human Resources from January 1993 to November 1995 and Director of Training and Management Development from February 1988 to January 1993.

     Mr. McCurry was elected as Vice President, Independent Store Operations in May 1996. He previously served as Director of Independent Store Operations from August 1993 to May 1996 and as Distribution Center Manager, Sioux Falls, South Dakota, from January 1991 to August 1993.

     Ms. Allen was elected as Treasurer effective as of January 1996. She previously served as Assistant Treasurer from May 1995 to January 1996, Treasury Manager from January 1993 to May 1995, and Treasury Assistant from September 1987 to January 1993.

                                PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Price Range of Common Stock and Dividends" on page 15 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial information under the caption "Consolidated Summary of Operations" on pages 26 and 27 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 15 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the report of its independent auditors on pages 16-25 of the Company's 1996 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Financial Information" on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     A.  Directors of the Registrant.

     The information under the captions "Election of Directors--Information About Directors and Nominees" and "Election of Directors--Other Information About Directors and Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

     B.  Executive Officers of the Registrant.

     Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

     C.  Compliance with Section 16(a) of the Exchange Act of 1934.

     Information under the caption "Compliance with Section 16(a) of the Exchange Act" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Principal Stockholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors--Other Information About Directors and Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.  Financial Statements.

     The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1996 Annual Report:

         Independent Auditors' Report -- page 16

         Consolidated Statements of Earnings for the years ended December 28, 1996, December 30, 1995, and December 31, 1994 -- page 16

         Consolidated Statements of Stockholders' Equity for the years ended December 28, 1996, December 30, 1995, and December 31, 1994 -- page 20

         Notes to Consolidated Financial Statements -- pages 20-25

         2.   Financial Statement Schedules.

     The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):

                                                                            Page
                                                                            ----
         (a)  Valuation and Qualifying Accounts  . . . . . . . . . .         18

         (b) Other Schedules. Other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

         3.   EXHIBITS.

     The exhibits to this Report are listed in the Exhibit Index on pages E-1 to E-7 herein.

     A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 24, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

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

         C. Nash Finch Profit Sharing Plan -- 1994 Revision -- Second Declaration of Amendment (incorporated by reference to Exhibit
              10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

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

         F. Excerpts from minutes of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

         G. Excerpts from minutes of the Board of Directors regarding director compensation (filed herewith as Exhibit 10.22).

         H. Excerpts from minutes of the Board of Directors regarding director compensation (filed herewith as Exhibit 10.23).

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

   (b)  Reports on Form 8-K:

     On November 22, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission to report the Company's purchase of shares of outstanding common stock of Super Food Services, Inc. pursuant to a cash tender offer and the consummation of the merger of Super Food Services, Inc. with NFC Acquisition Corporation. On January 31, 1997, Amendment No. 1 on Form 8-K/A, amending the November 22, 1996 filing to include financial statements for the most recent fiscal year of Super Food Services, Inc. and required pro forma financial information, was filed.



                                NASH FINCH COMPANY AND SUBSIDIARIES                                  SCHEDULE II
                                 Valuation and Qualifying Accounts
          Fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994
                                    (In thousands)


                                                                       Additions
                                                               -------------------------     Charged
                                              Balance at      Charged to                    (credited)                Balance
                                              beginnning      costs and        Due to       to  other                 at end
  Description                                   of year        expenses     acquisitions     accounts   Deductions    of year
-----------------------------                 ----------      ---------     ------------    ---------   ----------    -------
52 weeks ended December 31, 1994:
  Allowance for doubtful receivables (d)       $8,522           2,187            961         7,123  (e) 14,207 (b)      4,620
                                                                                                34  (a)
  Provision for losses relating to
    leases on closed locations                    168           1,451             -           (618) (c)    467            534
                                              --------        --------       --------      --------    --------       --------

                                               $8,690           3,638            961         6,539      14,674          5,154
                                              --------        --------       --------      --------    --------       --------
                                              --------        --------       --------      --------    --------       --------


52 weeks ended December 30, 1995:
  Allowance for doubtful receivables (d)       $4,620           3,997             -             78 (a)   3,815 (b)      4,880

  Provision for losses relating to
    leases on closed locations                    534           1,864             -           (106)(c)     397          1,895
                                              --------        --------       --------      --------    --------       --------

                                               $5,154           5,861             -            (28)      4,212          6,775
                                              --------        --------       --------      --------    --------       --------
                                              --------        --------       --------      --------    --------       --------

52 weeks ended December 28, 1996:
  Allowance for doubtful receiveables (d)      $4,880           1,893         23,314           126 (a)   2,120 (b)     28,093

  Provision for losses relating to
    leases on closed locations                  1,895             195             -             21 (c)     674          1,437
                                              --------        --------       --------      --------    --------       --------

                                               $6,775           2,088         23,314           147       2,794         29,530
                                              --------        --------       --------      --------    --------       --------
                                              --------        --------       --------      --------    --------       --------



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

Dated:  March 28, 1997                   NASH-FINCH COMPANY

                                         By/s/Alfred N. Flaten
                                           -----------------------------
                                             Alfred N. Flaten
                                             President, Chief Executive Officer,
                                             and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Alfred N. Flaten                             /s/ Lawrence A. Wojtasiak
----------------------------------               ---------------------------------
Alfred N. Flaten, President,                     Lawrence A. Wojtasiak, Controller
Chief Executive Officer (Principal Executive     (Principal Accounting Officer)
Officer) and Director


/s/ John R. Scherer                              /s/ Carole F. Bitter
----------------------------------               ---------------------------------
John R. Scherer, Vice President and Chief        Carole F. Bitter, Director
Financial Officer (Principal Financial Officer)


/s/ Richard A. Fisher                            /s/ Allister P. Graham
----------------------------------               ---------------------------------
Richard A. Fisher, Director                      Allister P. Graham, Director


                                                 /s/ Richard G. Lareau
----------------------------------               ---------------------------------
John H. Grunewald, Director                      Richard G. Lareau, Director


/s/ Russell N. Mammel                            /s/ Don E. Marsh
----------------------------------               ---------------------------------
Russell N. Mammel, Director                      Don E. Marsh, Director


/s/ Donald R. Miller
----------------------------------               ---------------------------------
Donald R. Miller, Director                        Robert F. Nash, Director


/s/ Jerome O. Rodysill
----------------------------------
Jerome O. Rodysill, Director

                               NASH FINCH COMPANY

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                     For Fiscal Year Ended December 28, 1996

Item
 No.     Item                                    Method of Filing
---      ----                                    ----------------

2.1      Agreement and Plan of
         Merger dated as of October 8,
         1996 among the Company,
         NFC Acquisition Corporation,
         and Super Food Services, Inc.           Incorporated by reference to
                                                 Exhibit 2.1 to the Company's
                                                 Current Report on Form 8-K
                                                 dated November 22, 1996
                                                 (File No. 0-785).

3.1      Restated Certificate of
         Incorporation of the
         Company . . . .  . . . . . . . . .      Incorporated by reference to Exhibit 3.1 to the Company's
                                                 Annual Report on Form 10-K for the fiscal year ended December 28,
                                                 1985 (File No. 0-785).

3.2      Amendment to Restated
         Certificate of Incorporation
         of the Company, effective
         May 29, 1986 . . . . . . . . . . . .    Incorporated by reference to Exhibit 19.1 to the
                                                 Company's Quarterly Report on Form 10-Q for the quarter ended
                                                 October 4, 1986 (File No. 0-785).

3.3      Amendment to Restated
         Certificate of Incorporation
         of the Company, effective
         May 15, 1987. . . . . . . . . . . .     Incorporated by reference to Exhibit 4.5 to the
                                                 Company's Registration Statement on Form S-3 (File No. 33-14871).

3.4      Bylaws of the Company
         as amended, effective
         November 21, 1995. . . . . . . . .      Incorporated by reference to Exhibit 3.4 to the Company's Annual
                                                 Report on Form 10-K for the fiscal year ended December 30, 1995
                                                 (File No. 0-785).



Item
 No.     Item                                    Method of Filing
---      ----                                    ----------------
4.1      Stockholder Rights
         Agreement, dated
         February 13, 1996, between
         the Company and Norwest
         Bank Minnesota,
         National Association . . . . . . .      Incorporated by reference to Exhibit 4 to the
                                                 Company's Current Report on Form 8-K dated February 13, 1996 (File
                                                 No. 0-785).

10.1     Note Agreements, dated
         September 15, 1987, between
         the Company and IDS Life
         Insurance Company, and
         between the Company and IDS
         Life Insurance Company of
         New York
         ("1987 Note Agreements"). . . . .       Incorporated by reference to Exhibit 19.1 to
                                                 the Company's Quarterly Report on Form 10-Q for the quarter ended
                                                 October 10, 1987 (File No. 0-785).

10.2     Note Agreements, dated
         September 29, 1989,
         between the Company
         and Nationwide Life Insurance
         Company, and between the
         Company and West Coast Life
         Insurance Company
         ("1989 Note Agreements"). . . . .       Incorporated by reference to Exhibit 19.1 to
                                                 the Company's Quarterly Report on Form 10-Q for the quarter ended
                                                 October 7, 1989 (File No. 0-785).

10.3     Note Agreements dated
         March 22, 1991, between the
         Company and The Minnesota
         Mutual Life Insurance
         Company, and between the
         Company and The Minnesota
         Mutual Life Insurance Company
         - Separate Account F
         ("1991 Note Agreements") . . . . .      Incorporated by reference to Exhibit 19.1 to
                                                 the Company's Quarterly Report on Form 10-Q for the quarter ended
                                                 March 23, 1991 (File No. 0-785).

Item
 No.     Item                                    Method of Filing
---      ----                                    ----------------
10.4     Note Agreements, dated as of
         February 15, 1993, between
         the Company and Principal
         Mutual Life Insurance Company,
         and between the Company and
         Aid Association for Lutherans
        ("1993 Note Agreements"). . . . . .      Incorporated by reference to Exhibit 19.1 to
                                                 the Company's Quarterly Report on Form 10-Q for the quarter ended
                                                 March 27, 1993 (File No. 0-785).

10.5     Note Agreement, dated March 22,
         1996, between the Company and
         The Variable Annuity Life Insurance
         Company, Independent Life and
         Accident Insurance Company,
         Northern Life Insurance Company,
         and Northwestern National Life
         Insurance Company
         ("1996 Note Agreements"). . . . . . .   Incorporated by reference to Exhibit 10.6 to
                                                 the Company's Annual Report on Form 10-K for the
                                                 fiscal year ended December 30, 1995 (File No. 0-785).

10.6     First Amendment to the
         1987 Note Agreements, 1989 Note
         Agreements, 1991 Note Agreements,
         1993 Note Agreements and 1996
         Note Agreements dated as of
         November 15, 1996 . . . . . . . . . .   Filed herewith.

10.7     Second Amendment to the
         1987 Note Agreements, 1989 Note
         Agreements, 1991 Note Agreement,
         1993 Note Agreements and 1996
         Note Agreements dated as of
         November 15, 1996 . . . . . . . . . .   Filed herewith.

10.8     Third Amendment to the
         1987 Note Agreements
         dated as of January 15, 1997. . . . .   Filed herewith.

10.9     Third Amendment to the
         1989 Note Agreements
         dated as of January 15, 1997 . . . .    Filed herewith.

10.10    Third Amendment to the
         1991 Note Agreements
         dated as of January 15, 1997 . . . .    Filed herewith.

Item
 No.     Item                                    Method of Filing
---      ----                                    ----------------
10.11    Third Amendment to the
         1993 Note Agreements
         dated as of January 15, 1997 . . . .    Filed herewith.

10.12    Third Amendment to the
         1996 Note Agreements
         dated as of January 15, 1997 . . . .    Filed herewith.

10.13    Note Agreements dated
         November 1, 1989, between
         Super Food Services, Inc. and
         Nationwide Life Insurance Co.,
         Employers Life Insurance
         Company of Wausau, and
         West Coast Life Insurance
         Company  . . . . . . . . . . . . . .    Filed herewith.

10.14    Credit Agreement dated as of
         October 8, 1996 among the
         Company, NFC Acquisition Corp.,
         Harris Trust and Savings Bank,
         as Adminstrative Agent, and
         Bank of Montreal and PNC Bank,
         N.A., as Co-Syndication Agents
         ("Credit Agreement") . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.2 to the Company's
                                                 Quarterly Report on Form 10-Q
                                                 for the quarter ended October 5,
                                                 1996 (File No. 0-785).

10.15    First Amendment to Credit
         Agreement dated as of
         December 18, 1996 . . . . . . . . .    Filed herewith.

10.16    Nash Finch Profit Sharing
         Plan -- 1994 Revision and Nash
         Finch Profit Sharing Trust
         Agreement (as restated effective
         January 1, 1994) . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.6 to the Company's
                                                 Annual Report on Form 10-K for
                                                 the fiscal year ended January 1,
                                                 1994 (File No. 0-785).

                                      E-4

Item
 No.     Item                                    Method of Filing
---      ----                                    ----------------
10.17    Nash Finch Profit Sharing
         Plan -- 1994 Revision --
         First Declaration of
         Amendment. . . . . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.7 to the Company's
                                                 Annual Report on Form 10-K
                                                 for the fiscal year ended
                                                 December 31, 1994 (File
                                                 No. 0-785).

10.18    Nash Finch Profit Sharing
         Plan -- 1994 Revision --
         Second Declaration of
         Amendment. . . . . . . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.10 to the Company's
                                                 Annual Report on Form 10-K
                                                 for the fiscal year ended
                                                 December 30, 1995 (File
                                                 No. 0-785).

10.19    Nash Finch Executive
         Incentive Bonus and
         Deferred Compensation Plan
         (as amended and restated
         effective December 31, 1993. . . . . .  Incorporated by reference to
                                                 Exhibit 10.7 to the Company's
                                                 Annual Report on Form 10-K
                                                 for the fiscal year ended
                                                 January 1, 1994 (File
                                                 No. 0-785).

10.20    Excerpts from minutes of Board of
         Directors regarding Nash Finch Pension
         Plan, as amended effective January 2,
         1966 . . . . . . . . . . . . . . . . .  Incorporated by reference to
                                                 Exhibit 10.9 to the Company's
                                                 Annual Report on Form 10-K
                                                 for the fiscal year ended
                                                 January 3, 1987 (File
                                                 No. 0-785).

10.21    Excerpts from minutes of the
         Board of Directors regarding
         Nash Finch Pension Plan, as
         amended . . . . . . . . . . . . .       Incorporated by reference to
                                                 Exhibit 10.13 to the Company's
                                                 Annual Report on Form 10-K for the
                                                 fiscal year ended December 30,
                                                 1995 (File No. 0-785).

Item
 No.     Item                                    Method of Filing
---      ----                                    ----------------
10.22    Excerpts from minutes of the
         Board of Directors regarding
         director compensation . . . . . .       Filed herewith.

10.23    Excerpts from minutes of the
         Board of Directors regarding
         director compensation . . . . . .       Filed herewith.

10.24    Form of Director Fee
         Deferral Agreement . . . . . . . . . .  Incorporated by reference to
                                                 Exhibit 10.19 to the Company's
                                                 Annual Report on Form 10-K for
                                                 the fiscal year ended
                                                 December 29, 1990 (File
                                                 No. 0-785).

10.25    Form of Letter Agreement
         Specifying Benefits in the
         Event of Temination of
         Employment Following a
         Change in Control of
         Nash Finch. . . . . . . . . . . . . .   Incorporated by reference to
                                                 Exhibit 10.20 to the Company's
                                                 Annual Report on Form 10-K for
                                                 the fiscal year ended
                                                 December 29, 1990 (File
                                                 No. 0-785).

10.26    Nash Finch Income Deferral Plan. . .    Incorporated by reference to
                                                 Exhibit 10.17 to the Company's
                                                 Annual Report on Form 10-K for
                                                 the fiscal year ended
                                                 January 1, 1994 (File No. 0-785).

10.27    Nash Finch 1994
         Stock Incentive Plan   . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.1 to the Company's
                                                 Registration Statement on
                                                 Form S-8 filed July 8, 1994
                                                 (File No. 33-54487).

Item
 No.     Item                                    Method of Filing
---      ----                                    ----------------
10.28    Nash Finch 1995
         Stock Option Plan    . . . . . . . .    Incorporated by reference to
                                                 Exhibit 10.2 to the Company's
                                                 Quarterly Report on Form 10-Q
                                                 for the quarter ended June 17,
                                                 1995 (File No. 0-785).

13.1     1996 Annual Report to
         Stockholders (selected portions
         of pages 14-27). . . . . . . . .        Filed herewith.

21.1     Subsidiaries of the
         Company. . . . . . . . . . . . .        Filed herewith.

23.1     Consent of Ernst & Young LLP . .        Filed herewith.

23.2     Consent of KPMG Peat
         Marwick, LLP . . . . . . . . . .        Filed herewith.

27.1     Financial Data Schedule. . . . .        Filed herewith.