Form 10-Q
period 1997-03-22
NASH FINCH CO
filed 1997-05-06
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     x         OF THE SECURITIES EXCHANGE ACT OF 1934
               For the twelve weeks ended March 22, 1997

                                       or

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

          YES  X                                       NO
             ------                                      ------

Number of shares of common stock outstanding at April 29, 1997:

                                             11,302,508 shares

                         PART I - FINANCIAL INFORMATION

     This report is for the twelve week interim period beginning December 29, 1996, through March 22, 1997.

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

     The information contained herein has not been audited by independent certified public auditors and is subject to any adjustments which may develop in connection with the annual audit of its accounts by Ernst & Young LLP, the Company's independent auditors.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)

                                            Twelve Weeks Ended
                                          ------------------------


                                          March 22,      March 23,
                                            1997           1996
                                          ---------     ----------
Revenues:
   Net sales                             $  935,997        675,484
   Other revenues                            11,835          9,010
                                          ---------     ----------

        Total revenues                      947,832        684,494


Cost and expenses:
   Cost of sales                            825,189        593,145
   Selling, general and administrative
        and other operating expenses         99,158         76,480
   Depreciation and amortization             10,905          7,247
   Interest expense                           7,321          2,923
                                          ---------      ---------
        Total costs and expenses            942,573        679,795

        Earnings before income taxes          5,259          4,699


Income taxes                                  2,203          1,903
                                          ---------      ---------


        Net earnings                     $    3,056          2,796
                                          ---------      ---------
                                          ---------      ---------


Weighted average number of
  common shares outstanding                  11,276         10,890
                                          ---------      ---------
                                          ---------      ---------


Earnings per share                       $      .27            .26
                                          ---------      ---------
                                          ---------      ---------


-------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

                                                             March 22,        December 28,
Assets                                                         1997               1996
------                                                      ----------        ------------
Current assets:
   Cash and cash equivalents                                $       886                 921
   Accounts and notes receivable, net                           196,955             206,062
   Inventories                                                  291,207             293,458
   Prepaid expenses                                              27,050              20,492
   Deferred tax assets                                            6,580               4,663
                                                            -----------         -----------
     Total current assets                                       522,678             525,596

Investments in affiliates                                         9,877              10,300
Notes receivable, noncurrent                                     20,628              21,652

Property, plant and equipment:
   Land                                                          33,642              33,753
   Buildings and improvements                                   148,186             148,227
   Furniture, fixtures, and equipment                           300,032             295,147
   Leasehold improvements                                        55,068              54,925
   Construction in progress                                       6,647               7,543
   Assets under capitalized leases                               26,105              26,105
                                                             ----------         -----------
                                                                569,680             565,700
   Less accumulated depreciation and amortization              (300,515)           (293,845)
                                                             ----------         -----------
     Net property, plant and equipment                          269,165             271,855

Intangible assets, net                                           78,888              80,312
Investment in direct financing leases                            21,939              22,011
Deferred tax asset - net                                          3,777               4,076
Other assets                                                      8,854               9,675
                                                             ----------         -----------
     Total assets                                           $   935,806             945,477
                                                             ----------         -----------
                                                             ----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Outstanding checks                                       $    18,541              32,492
   Short-term debt payable to banks                               9,621              16,171
   Current maturities of long-term debt and
   capitalized lease obligations                                  7,374               7,795
   Accounts payable                                             168,307             183,501
   Accrued expenses                                              65,131              54,130
   Income taxes                                                   6,310               2,999
                                                             ----------         -----------
     Total current liabilities                                  275,284             297,088

Long-term debt                                                  374,793             361,819
Capitalized lease obligations                                    41,739              41,832
Deferred compensation                                             7,165               7,476
Other                                                             2,259               4,401
Stockholders' equity:
   Preferred stock - no par value
     Authorized 500 shares;  none issued                              -                   -
   Common stock of $1.66 2/3 par value
     Authorized 25,000 shares, issued 11,574 shares
     issued  in 1996 and 11,224 in 1995                          19,290              19,290
   Additional paid-in capital                                    17,346              16,816
   Foreign currency translation adjustment - net of a $633
     deferred tax benefit                                          (950)               (950)
   Restricted stock                                                (493)               (500)

   Retained earnings                                            201,363             200,322
                                                             ----------         -----------
  Total liabilities and stockholders' equity                    236,556             234,978
   Less cost of 274 shares and 307 shares of
   common stock in treasury, respectively.                       (1,990)             (2,117)
                                                             ----------         -----------
     Total stockholders' equity                                 234,566             232,861
                                                             ----------         -----------

     Total liabilities and stockholders' equity             $   935,806             945,477
                                                             ----------         -----------
                                                             ----------         -----------


    --------------------------------------------------------------
     See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                    Twelve Weeks Ended
                                                                           ------------------------------------

                                                                            March 22, 1997      March 23, 1996
                                                                            --------------      --------------
Operating activities:
   Net earnings                                                            $          3,056               2,796
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
     Depreciation and amortization                                                   10,905               7,247
     Provision for bad debts                                                          1,293                 389
     Provision for (recovery from) losses on closed lease locations
        on closed lease locations                                                      (153)               (151)
     Deferred income taxes                                                           (1,618)               (938)
     Deferred compensation                                                             (311)               (187)
     Earnings of equity investments                                                    (377)               (120)
     Other                                                                              773                  19
   Changes in operating assets and liabilities:
   Accounts and notes receivable                                                     12,056               5,570
   Inventories                                                                        2,251              13,395
   Prepaid expenses                                                                  (5,908)             (5,001)
   Accounts payable and outstanding checks                                          (29,145)            (10,722)
   Accrued expenses                                                                   8,849               5,071
   Income taxes                                                                       3,311                 482
                                                                              -------------       -------------
        Net cash provided by operating activities                                     4,982              17,850
                                                                              -------------       -------------
Investing activities:
   Dividends received                                                                   800                   -
   Disposals of property, plant and equipment, net                                    1,292               1,065
   Additions to property,  plant  and  equipment                                          -                   -
     excluding capital leases                                                        (7,939)             (6,546)
   Businesses acquired, net of cash acquired                                                            (87,786)
   Loans to customers                                                                (4,632)             (1,268)
   Payments from customers on loans                                                   1,485               1,737
   Loans sold including current portion                                                   -                   -
   Other                                                                                 28                (116)
                                                                              -------------       -------------
        Net cash used in investing activities                                        (8,966)            (92,914)
                                                                              -------------       -------------

Financing activities:
   Proceeds from long-term debt                                                           -              30,000
   Proceeds from revolving debt                                                      15,000              38,600
   Dividends paid                                                                    (2,015)             (1,958)
   Payments of short-term debt                                                       (6,550)                  -
   Payments of long-term debt                                                        (2,264)             (1,609)
   Payments of capitalized lease obligations                                           (275)               (125)
   Other                                                                                 53                  97
                                                                              -------------       -------------
        Net cash used in
        financing activities                                                          3,949              65,005
                                                                              -------------       -------------

        Net (decrease) increase in cash                                    $            (35)            (10,059)
                                                                              -------------       -------------
                                                                              -------------       -------------

--------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity


Fiscal period ended March 22, 1997,
December 28, 1996 and December 30, 1995
(In thousands, except per share amounts)                             Common Stock                  Additional
                                                             ---------------------------             paid-in          Retained
                                                              Shares              Amount             capital          earnings
                                                             ---------         ---------           -----------       ----------
Balance at December 31, 1994                                  11,224           $  18,706              11,977            179,212
Net earnings                                                     -                   -                  -                17,414
Dividend declared of $.74 per share                              -                   -                  -                (8,048)
Treasury stock issued upon exercise of options                   -                   -                    36               -
Foreign currency translation adjustment
   - net of a $252 deferred tax benefit                          -                   -                  -                  -
                                                             ---------         ---------           -----------       ----------


Balance at December 30, 1995                                  11,224              18,706              12,013            188,578
Net earnings                                                     -                   -                   -               20,032
Dividend declared of $.75 per share                              -                   -                   -               (8,288)
Shares issued in connection with acquisition of a
   business                                                      350                 584               5,064               -
Treasury stock issued upon exercise of options                   -                   -                    47               -
Issuance of restricted stock                                     -                   -                  (308)              -
Amortized compensation under restricted stock plan               -                   -                  -                  -
Treasury stock purchased                                         -                   -                  -                  -
                                                             ---------         ---------           -----------       ----------
Balance at December 28, 1996                                  11,574              19,290              16,816            200,322
Net earnings                                                     -                   -                  -                 3,056
Dividend declared of $.18 per share                              -                   -                  -                (2,015)
Treasury stock issued upon exercise of options                   -                   -                    74               -
Amortized compensation under restricted stock plan
Distribution of stock pursuant to performance awards             -                   -                   456               -
Treasury stock purchased                                         -                   -                    -                -
                                                             ---------         ---------           -----------       ----------
Balance at March 22, 1997                                     11,574           $  19,290              17,346            201,363
                                                             ---------         ---------           -----------       ----------
                                                             ---------         ---------           -----------       ----------




NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Fiscal period ended March 22, 1997,
December 28, 1996 and December 30, 1995
(In thousands, except per share amounts)                  Foreign
                                                          currency                         Treasury stock              Total
                                                         translation     Restricted    ----------------------      stockholders
                                                          adjustment        Stock       Shares        Amount          equity
Balance at December 31, 1994                                    (572)          -          (349)    $  (3,054)        206,269
Net earnings                                                                   -           -             -            17,414
Dividend declared of $.74 per share                                            -           -             -            (8,048)
Treasury stock issued upon exercise of options                    -            -             3            20              56
Foreign currency translation adjustment
   - net of a $252 deferred tax benefit                         (378)          -           -             -              (378)
                                                           ---------      -------      -------       -------         -------


Balance at December 30, 1995                                    (950)          -          (346)       (3,034)        215,313
Net earnings                                                      -            -           -             -            20,032
Dividend declared of $.75 per share                               -            -           -             -            (8,288)
Shares issued in connection with acquisition of a
   business                                                       -            -           -             -             5,648
Treasury stock issued upon exercise of options                    -            -             6            42              89
Issuance of restricted stock                                      -          (524)          40           995             163
Amortized compensation under restricted stock plan                -            24          -             -                24
Treasury stock purchased                                          -            -            (7)         (120)           (120)
                                                           ---------      -------      -------       -------         -------

Balance at December 28, 1996                                    (950)        (500)        (307)       (2,117)        232,861
Net earnings                                                      -            -           -             -             3,056
Dividend declared of $.18 per share                               -            -           -             -            (2,015)
Treasury stock issued upon exercise of options                    -            -             6            30             104
Amortized compensation under restricted stock plan                              7                                          7
Distribution of stock pursuant to performance awards              -            -            30           147             603
Treasury stock purchased                                          -            -            (3)          (50)            (50)
                                                           ---------      -------      -------       -------         -------

Balance at March 22, 1997                                       (950)        (493)        (274)      $(1,990)        234,566
                                                           ---------      -------      -------       -------         -------
                                                           ---------      -------      -------       -------         -------

See accompanying notes to consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 22, 1997

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 22, 1997 and December 28, 1996, and the results of operations for the 12-weeks ending March 22, 1997 and March 23, 1996, and the changes in cash flows for the 12-week periods ending March 22, 1997 and March 23, 1996, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $41.3 million and $40.0 million higher at March 22, 1997 and at December 28, 1996, respectively.

NOTE 3

     Companies will be required to present earnings per share data, in accordance with Statement of Financial Accounting Standards (SFAS) NO. 128, Earnings per Share, commencing with fiscal 1997. Currently earnings per share calculations are performed pursuant to Accounting Principles Board Opinion No.
15. The computation of earnings per share for both first quarter of fiscal 1997 and 1996 would be the same under either method.

NOTE 4

     On September 8, 1995, the Company entered into an agreement with a financial institution which allowed the Company to sell on a revolving basis customer notes receivable. Although the agreement lapsed on December 28, 1996, the notes, which have maturities through the year 2002, were sold at face value with recourse. As a result, the Company is contingently liable should these notes become uncollectible.

     The remaining balances of such sold notes receivable totaled $12.9 million and $14.0 million at March 22, 1997 and December 28, 1996, respectively.

NOTE 5

     Since the first quarter of fiscal 1996, the Company completed two acquisitions which were accounted for under the purchase method of accounting.

     On November 7, 1996 the Company completed a tender offer to purchase the outstanding shares of common stock of Super Food Services, Inc. ("Super Food"), a wholesale grocery distributor based in Dayton, Ohio, for $15.50 per share in cash. The purchase price exceeded the fair value of the assets acquired resulting in goodwill of $29.8 million which is being amortized on a straight line basis over 25 years.

     On August 5, 1996, the Company acquired all of the outstanding stock of
T. J. Morris Company ("T. J. Morris"), a full line food wholesaler located in Statesboro, Georgia. The excess of purchase price over fair value of the assets acquired resulted in goodwill of approximately $3.1 million which is being amortized on a straight line basis over a 15-year period.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Super Food and T. J. Morris had been acquired as of the beginning of 1996, after including the impact of certain adjustments such as amortization of intangibles, increased interest expense on acquisition debt and related income tax effects:


                                                  Twelve Weeks Ended

PRO FORMA INFORMATION (Unaudited)                      March 23,
                                                         1996
                                                      ----------
Net revenues                                             986,436

Earnings before income taxes                               5,450

Net income                                                 3,270

Earnings per share                                           .29
                                                             ---

     The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect results that would have occurred had the acquisitions been made as of those dates or results which may occur in the future.

NOTE 6

     On April 8, 1997, the Company announced it had entered into a definitive agreement to acquire the business and assets of United-A.G. Cooperative, Inc. ("United-A.G."), a cooperative wholesale grocery distributor located in Omaha. United-A.G., with revenues of approximately $200 million, serves stores in Nebraska, Kansas, Iowa, Colorado and South Dakota. The acquisition is expected to be completed in June 1997.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Total revenues for the first quarter of fiscal 1997 increased 38.5% over the same period last year. The improvement is primarily attributed to the acquisition of Super Food and T. J. Morris which occurred in the second half of fiscal 1996. Revenues of the military division as well as those from new independent wholesale accounts also contributed to increases over the prior year quarter. Retail revenues decreased 1.6% reflecting a net reduction of seven stores which were either closed or sold since last year. Same stores sales decreased .8% compared to the same period last year.

     Gross margins were 12.9% for the first quarter compared to 13.3% last year. The decrease resulted from a greater proportion of wholesale sales which achieve lower gross margins than retail. Margins at wholesale were favorably impacted by the Company's implementation of regionalized buying offices. Centralization of buying activities has resulted in operating efficiencies and lower product costs. Retail margins continued to improve compared to last year due to greater marketing and merchandising emphasis on higher margin perishables and specialty departments. This resulted in a greater distribution of overall store sales to these departments.

     Operating expenses as a percent of total revenues were 10.5% for the quarter compared to 11.2% for the same period last year. The significant increase in wholesale business, which operates at lower expense levels, contributed to the reduction in expenses as a percent of revenues. Also, incremental wholesale volume from new independent wholesale accounts continues to positively affect operating efficiency at the wholesale level. During the quarter the Company incurred approximately $1.0 million of additional expense associated with the upgrading of its computer systems and software to client/server technology. The upward trend in expenses related to this project is expected to continue.

     Depreciation and amortization expense increased 50.5% compared to last year primarily due to the acquisition of Super Food and T. J. Morris. Amortization expense related to goodwill and other intangibles for the quarter was $1.6 million compared to $1.1 million last year. In addition, capital expenditures related to the project to redesign the computer systems, increased depreciation by $.5 million.

     Interest expense increased $4.4 million compared to the same period last year largely due to the debt incurred to finance the acquisition of Super Food. Average short-term borrowings, used to fund working capital needs, were higher during the quarter compared to last year. Outstanding short-term borrowings at March 22, 1997 were $9.6 million compared to no outstanding amounts at the same time last year.

     Income tax expense increased due to higher pretax earnings. The effective tax rate increased to 41.9%, due to non-tax deductible expenses resulting from the Super Food and T. J. Morris acquisitions.

     Net earnings for the quarter were $3.1 million compared to $2.8 million last year, an increase of 9.3%. The earnings improvement is attributed to retail operations, the Company's East Coast military division and the two most recent acquisitions, partially offset by additional amortization and interest costs.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements and certain capital expenditures continue to be funded principally from internally generated funds. However, the Company uses short and long-term debt to supplement the financing of major capital projects and acquisitions.

     Cash provided from operations was $5.0 million compared to $17.9 million last year. The change was due to a reduction in payables associated with seasonal fluctuations in inventory and suppliers' terms. Working capital at the end of the quarter was $247.4 million, an increase of $18.9 million during the quarter. The current ratio was 1.90 compared to 1.77 at the end of last year.

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


                               NASH-FINCH COMPANY
                               ------------------
                                   Registrant


Date:     May 6, 1997                   By  /s/ Alfred N. Flaten
     ------------------------             -----------------------------------
                                        Alfred N. Flaten
                                        President and Chief Executive Officer



                                        By /s/ John R. Scherer
                                          -----------------------------------
                                        John R. Scherer
                                        Chief Financial Officer

                               NASH FINCH COMPANY

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                   For the Twelve Weeks Ending March 22, 1997



Item No.               Item                            Method of Filing
--------               ----                            ----------------

27.1                   Financial Data Schedule         Filed herewith.