Form 10-Q
period 1997-06-14
NASH FINCH CO
filed 1997-07-29
CIK 69671

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-Q


(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   /x/          OF THE SECURITIES EXCHANGE ACT OF 1934
             For the twenty-four weeks ended June 14, 1997

                                   or

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

Number of shares of common stock outstanding at July 25, 1997:

                                                             11,307,424 shares

                            PART I - FINANCIAL INFORMATION

    This report is for the twenty-four week interim period beginning December 29, 1996, through June 14, 1997.

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

    The information contained herein has not been audited by independent auditors and is subject to any adjustments which may develop in connection with the annual audit of the Company's accounts by Ernst & Young LLP, its independent auditors.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Unaudited)
(In thousands, except per share amounts)


                                            Twelve Weeks Ended    Twenty-four Weeks Ended
                                            ------------------    -----------------------
                                             June 14,  June 15,     June 14,    June 15,
                                               1997      1996         1997        1996
                                            ---------  --------   -----------  ----------
Revenues:
    Net sales                                $960,600   723,806     1,896,597   1,399,290
    Other revenues                             14,850    11,436        26,685      20,446
                                            ---------  --------   -----------  ----------
      Total revenues                          975,450   735,242     1,923,282   1,419,736


Cost and Expenses:
    Cost of sales                             845,450   635,315     1,670,639   1,228,460
    Selling, general and administrative
     and other operating expenses             100,486    79,041       199,644     155,521
    Depreciation and amortization              10,888     7,553        21,793      14,800
    Interest expense                            7,500     3,080        14,821       6,003
                                            ---------  --------   -----------  ----------
      Total costs and expenses                964,324   724,989     1,906,897   1,404,784

      Earnings before income taxes             11,126    10,253        16,385      14,952

Income taxes                                    4,662     4,153         6,865       6,056
                                            ---------  --------   -----------  ----------

      Net earnings                           $  6,464     6,100         9,520       8,896
                                            ---------  --------   -----------  ----------
                                            ---------  --------   -----------  ----------

Weighted average number of
  common shares outstanding                    11,303    10,921        11,289      10,905
                                            ---------  --------   -----------  ----------
                                            ---------  --------   -----------  ----------

Earnings per share                            $  0.57      0.56          0.84        0.82
                                            ---------  --------   -----------  ----------
                                            ---------  --------   -----------  ----------

----------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

                                                                            June 14,        December 28,
                                                                              1997              1996
                                                                          -----------      ------------
                                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                              $      909              921
    Accounts and notes receivable, net                                        219,131          206,062
    Inventories                                                               297,904          293,458
    Prepaid expenses                                                           24,313           20,492
    Deferred tax assets                                                         4,663            4,663
                                                                          -----------      ------------
      Total current assets                                                    546,920          525,596

Investments in affiliates                                                       9,239           10,300
Notes receivable, noncurrent                                                   20,207           21,652

Property, plant and equipment:
    Land                                                                       32,700           33,753
    Buildings and improvements                                                144,094          148,227
    Furniture, fixtures and equipment                                         306,424          295,147
    Leasehold improvements                                                     56,030           54,925
    Construction in progress                                                   12,367            7,543
    Assets under capitalized leases                                            25,659           26,105
                                                                          -----------      ------------

                                                                              577,274          565,700
    Less accumulated depreciation and amortization                           (306,340)        (293,845)
                                                                          -----------      ------------

       Net property, plant and equipment                                      270,934          271,855

Intangible assets, net                                                         77,897           80,312
Investment in direct financing leases                                          21,588           22,011
Deferred tax asset - net                                                        2,098            4,076
Other assets                                                                   10,918            9,675
                                                                          -----------      ------------

       Total assets                                                        $  959,801          945,477
                                                                          -----------      ------------
                                                                          -----------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Outstanding checks                                                     $   21,574           32,492
    Short-term debt payable to banks                                            1,478           16,171
    Current maturities of long-term debt and capitalized lease obligations      7,963            7,795
    Accounts payable                                                          190,686          183,501
    Accrued expenses                                                           66,847           54,130
    Income taxes                                                                4,180            2,999
                                                                          -----------      ------------
      Total current liabilities                                               292,728          297,088

Long-term debt                                                                377,171          361,819
Capitalized lease obligations                                                  41,478           41,832
Deferred compensation                                                           7,085            7,476
Other                                                                           2,187            4,401
Stockholders' equity:
    Preferred stock - no par value
      Authorized 500 shares;  none issued                                         -                -
    Common stock of $1.66 2/3 par value
      Authorized 25,000 shares, issued 11,575 shares in 1997
      and 11,574 shares in 1996                                                19,292           19,290
    Additional paid-in capital                                                 17,396           16,816
    Foreign currency translation adjustment - net of a $633
      deferred tax benefit                                                       (950)            (950)
    Restricted stock                                                             (406)            (500)
    Retained earnings                                                         205,797          200,322
                                                                          -----------      ------------
                                                                              241,129          234,978

    Less cost of 271 and 307 shares of common stock in treasury,
      respectively.                                                            (1,977)          (2,117)
                                                                          -----------      ------------
      Total stockholders' equity                                              239,152          232,861
                                                                          -----------      ------------
      Total liabilities and stockholders' equity                           $  959,801          945,477
                                                                          -----------      ------------
                                                                          -----------      ------------

----------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                                            Twenty-four Weeks Ended
                                                                            -----------------------
                                                                             June 14,     June 15,
                                                                               1997         1996
                                                                            -----------  ----------
Operating activities:
    Net earnings                                                              $  9,520       8,896
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                             21,793      14,800
      Provision for bad debts                                                    2,139         702
      Provision for losses on closed lease locations                              (295)       (172)
      Deferred income taxes                                                      1,978        (957)
      Deferred compensation                                                       (392)       (180)
      Earnings of equity investments                                              (539)       (356)
      Other                                                                        869         128
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                            (11,633)    (14,150)
      Inventories                                                               10,369       8,469
      Prepaid expenses                                                          (3,171)     (3,537)
      Accounts payable and outstanding checks                                   (5,232)      1,958
      Accrued expenses                                                          10,449       5,936
      Income taxes                                                               1,181       2,325
                                                                            -----------  ----------
        Net cash provided by operating activities                               37,036      23,862
                                                                            -----------  ----------

Investing activities:
    Dividends received                                                           1,600         -
    Disposal of property, plant and equipment                                    6,110       3,680
    Additions to property, plant and equipment
      excluding capital leases                                                 (22,666)    (20,782)
    Business acquired, net of cash acquired                                    (16,633)    (87,823)
    Loans to customers                                                          (7,536)     (1,766)
    Payments from customers on loans                                             5,829       2,563
    Other                                                                         (359)       (274)
                                                                            -----------  ----------
        Net cash used for investing activities                                 (33,655)   (104,402)
                                                                            -----------  ----------

Financing activities:
    Proceeds from long-term debt                                                   -        30,000
    Proceeds from revolving debt                                                20,000      44,700
    Dividends paid                                                              (4,045)     (3,923)
    Payments of short-term debt                                                (14,693)        -
    Payments of long-term debt                                                  (4,371)     (2,345)
    Payments of capitalized lease obligations                                     (463)       (252)
    Other                                                                          179          87
                                                                            -----------  ----------

        Net cash (used for) provided by  financing activities                   (3,393)     68,267
                                                                            -----------  ----------
            Net (decrease) in cash                                            $    (12)    (12,273)
                                                                            -----------  ----------
                                                                            -----------  ----------

----------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity


Fiscal period ended June 14, 1997,
December 28, 1996 and December 30, 1995
(In thousands, except per share amounts)

                                                                             Foreign
                                         Common Stock  Additional            currency                 Treasury stock      Total
                                       ---------------  paid-in    Retained  translation  Restricted  --------------   stockholders'
                                       Shares   Amount  capital    earnings  adjustment     Stock     Shares   Amount    equity
                                       ------   ------ ----------  --------  -----------  ----------  ------   ------  ------------
Balance at December 31, 1994           11,224  $18,706     11,977   179,212        (572)          -    (349)  $(3,054)    206,269
Net earnings                                -        -          -    17,414                       -       -         -      17,414
Dividend declared of $.74 per share         -        -          -    (8,048)                      -       -         -      (8,048)
Treasury stock issued upon exercise
  of options                                -        -         36         -           -           -       3        20          56
Foreign currency translation
  adjustment - net of a $252 deferred
  tax benefit                               -        -          -         -        (378)          -       -         -        (378)
                                       ------   ------ ----------  --------  -----------  ----------  ------   ------  ------------
Balance at December 30, 1995           11,224   18,706     12,013   188,578        (950)          -    (346)   (3,034)    215,313
Net earnings                                -        -          -    20,032           -           -       -         -      20,032
Dividend declared of $.75 per share         -        -          -    (8,288)          -           -       -         -      (8,288)
Shares issued in connection with
  acquisition of a business               350      584      5,064         -           -           -       -         -       5,648
Treasury stock issued upon exercise
  of options                                -        -         47         -           -                   6        42          89
Issuance of restricted stock                -        -       (308)        -           -        (524)     40       995         163
Amortized compensation under restricted
  stock plan                                -        -          -         -           -          24       -         -          24
Treasury stock purchased                    -        -          -         -           -           -      (7)     (120)       (120)
                                       ------   ------ ----------  --------  -----------  ----------  ------   ------  ------------
Balance at December 28, 1996           11,574   19,290     16,816   200,322        (950)       (500)   (307)   (2,117)    232,861
Net earnings                                -        -          -     9,520           -           -       -         -       9,520
Dividend declared of $.36 per share         -        -          -    (4,045)          -           -       -         -      (4,045)
Treasury stock issued upon exercise
  of options                                -        -        106         -           -           -       9        43         149
Amortized compensation under restricted
  stock plan                                -        -          -         -           -          14       -         -          14
Repayment of notes receivable from
  holder of restricted stock                -        -          -         -           -          80       -         -          80
Distribution of stock pursuant to
  performance awards                        -        -        456         -           -           -      30       147         603
Treasury stock purchased                    -        -          -         -           -           -      (3)      (50)        (50)
Other                                       1        2         18         -           -           -       -         -          20
                                       ------   ------ ----------  --------  -----------  ----------  ------   ------  ------------
Balance at June 14, 1997 (unaudited)   11,575  $19,292     17,396   205,797        (950)       (406)   (271)  $(1,977)   $239,152
                                       ------   ------ ----------  --------  -----------  ----------  ------   ------  ------------
                                       ------   ------ ----------  --------  -----------  ----------  ------   ------  ------------

----------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                         NASH FINCH COMPANY AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 14, 1997

NOTE 1

    The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 14, 1997 and December 28, 1996, and the results of operations for the 12 and 24-weeks ending
June 14, 1997 and June 15, 1996, and the changes in cash flows for the 24-week periods ending June 14, 1997 and June 15, 1996, respectively.
All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2

    The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $41.6 million higher at both June 14, 1997 and at December 28, 1996.

NOTE 3

    Companies will be required to present earnings per share data, in accordance with Statement of Financial Accounting Standards (SFAS) NO. 128, EARNINGS PER SHARE, commencing with fiscal 1997. Currently earnings per share calculations are performed pursuant to Accounting Principles Board Opinion No. 15. The computation of earnings per share for both the quarter and year to date of fiscal 1997 and 1996 would be substantially the same under either method.

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

    The remaining balances of such sold notes receivable totaled $11.9 million and $14.0 million at June 14, 1997 and December 28, 1996, respectively.

NOTE 5

    On November 7, 1996 the Company completed a tender offer to purchase the outstanding shares of common stock of Super Food Services, Inc. ("Super Food"), a wholesale grocery distributor based in Dayton, Ohio, for $15.50 per share in cash. The purchase price exceeded the fair value of the assets acquired resulting in goodwill of approximately $29.8 million which is being amortized on a straight line basis over 25 years.

    Effective July 31, 1996, the Company acquired all of the outstanding stock of T. J. Morris Company ("T. J. Morris"), a full line food wholesaler located in Statesboro, Georgia. The excess of purchase price over fair value of the assets acquired resulted in goodwill of approximately $3.1 million which is being amortized on a straight line basis over a 15-year period.

    The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Super Food and T. J. Morris had been acquired as of the beginning of 1996, after including the impact of certain adjustments such as amortization of intangibles, increased interest expense on acquisition debt and related income tax effects:


                                                   Twenty-four Weeks Ended
                                                   -----------------------
PRO FORMA INFORMATION (Unaudited)                        June 15, 1996
                                                   -----------------------
Net revenues                                                $2,005,937

Earnings before income taxes                                    15,165

Net income                                                       9,048

Earnings per share                                                $.80
                                                                 -----
                                                                 -----


    The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect results that would have occurred had the acquisitions been made as of those dates or results which may occur in the future.

NOTE 6

    On June 9, 1997, the Company acquired the business and certain assets of United-A.G. Cooperative, Inc. ("United-A.G."), a cooperative wholesale grocery distributor located in Omaha for approximately $17 million in cash. Real estate which was not included in the purchase price, is being leased under a five-year agreement from a third party. This operating lease contains an option to purchase the property at fair market value, or a renewal option for an additional five years at the end of the initial lease term. In addition, the Company has guaranteed a residual value for the leased real estate. United-A.G., with pre-acquisition annual revenues of approximately $200 million, served stores in Nebraska, Kansas, Iowa, Colorado and South Dakota.

NOTE 7

    On May 13, 1997, the Company entered into a three-year swap agreement with a major financial institution as a means of managing its interest rate risk. The agreement, which is based on a notional amount of $30.0 million, calls for an exchange of interest payments with the Company receiving payments based on a Libor floating rate and making payments based on a fixed rate of 6.54% without an exchange of the notional amount upon which the payments are based. The differential to be paid or received from counterparties as interest rates change is included in other liabilities or assets, with the corresponding amount accrued and recognized as an adjustment of interest expense related to the debt.

    The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt are recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense.

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Total revenues for the second quarter and the first half of fiscal 1997 increased 32.7% and 35.5%, respectively, over comparable periods last year. The revenue increases are attributable to the acquisitions of Super Food and
T. J. Morris which occurred in the second half of 1996. In addition to the acquisitions, the east coast military division continued its revenue growth by further expansion of the product lines it distributes to military installations.

    Retail revenues declined during the second quarter and year to date by 6.6% and 5.6% respectively, primarily reflecting a reduction in the number of corporate stores operated by the Company since last year. At June 14, 1997 the Company operated 105 conventional, warehouse and mass merchandise stores, compared to 113 at the same time last year. Since the prior year quarter, a total of 12 stores were sold or closed, offset partially by the acquisition or opening of four other stores. Competitive pressures in certain market areas resulted in a decline of .38% for the quarter and .47% year to date in same store sales compared to last year.

    Gross margins for the quarter were 13.3% compared to 13.6% last year. On a year to date basis, margins were 13.1% in fiscal 1997 compared to 13.5% for the first half of fiscal 1996. The decline in both period and year to date resulted from a greater proportion of wholesale revenues which contribute lower gross margins than the retail segment. Retail margins increased 13 basis points over the prior year quarter. The negative effect of competitive pricing pressures in some markets were offset by an overall greater proportion of retail sales in higher-margin perishables and specialty departments. Wholesale margins continue to improve as a result of a consolidation in buying offices. Substantially all procurement activities are centrally located in Minneapolis for the Midwest and in North Carolina for the Southeast wholesale operations, except military and acquisitions completed in the second half of fiscal 1996. Centralization of procurement has resulted in operating efficiencies and lower product costs.

    Operating expenses as a percent of total revenues were 10.3% and 10.4% for the quarter and year to date, respectively, compared to 10.8% and 11.0% for the comparable periods last year. Expense levels continue to compare favorably to last year because of the significant growth of the wholesale segment which typically operates at lower expense levels. However, operating expenses for the quarter and year to date included additional costs of approximately $1.1 million and $2.1 million, respectively, associated with the redesign of the Company's computer system to client/server technology.
This project is expected to continue to increase operating expenses until roll-out and implementation are completed in fiscal 1999.

    Bad debt expense for the first half of fiscal 1997 was $2.1 million compared to $.7 million in the prior year. The increase is attributed to maintaining adequate reserve levels to correspond to the growth in receivables resulting from recent acquisitions.

    Depreciation and amortization expense increased 44.2% for the quarter and 47.3% year to date compared to last year, primarily due to acquisitions. Amortization expense related to goodwill and other intangibles for the quarter and year to date was $1.5 million and $3.1 million, respectively, compared to $1.1 million and $2.2 million, respectively, last year. In addition, capital expenditures related to the computer system project increased depreciation expenses by $.5 million for the quarter and $1.0 million year to date compared to last year.

    Interest expense increased $4.4 million and $8.8 million for the quarter and year to date, respectively, over the same periods last year primarily due to the debt incurred to finance the acquisition of Super Food. Average short-term borrowings used to fund working capital needs, were higher during the quarter compared to last year. However, outstanding short-term borrowings at June 14, 1997 were $14.7 million lower than year end levels.

    Income tax expense increased due to higher pretax earnings, and a higher effective tax rate which increased from 40.5% to 41.9% due to non-deductibility of certain expenses relating to the Super Food and T. J. Morris acquisitions. On a comparative basis, the additional tax expense negatively impacted net earnings by $.01 per share for the quarter, and $.02 per share on a year to date basis.

    Net earnings for the quarter were $6.5 million compared to $6.1 million last year, an increase of 6.0%. On a pretax basis, earnings from operations before interest for the quarter was $17.5 million, an increase of 36.0% over last year. On a year to date basis, operating earnings before interest were $28.5 million compared to $20.0 million, an increase of 42.6%. The operating earnings improvements related to the acquisitions of Super Food and T. J. Morris, continued growth of the military division, and better results from the Company's retail operations.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital requirements and certain capital expenditures continue to be funded principally from internally generated funds. However, the Company uses short and long-term debt to supplement the financing of major capital projects and acquisitions.

    Cash provided from operations was $37.0 million compared to $23.9 million last year. The improvement is attributed to higher cash basis earnings and changes in the composition of working capital. Working capital at the end of the quarter was $254.2 million, an increase of $25.1 million during the first half of fiscal 1997. The current ratio was 1.87 compared to 1.77 at the end of last year. The Company funded the $17 million acquisition of United-A.G. through its existing revolving credit agreement.

    In an effort to manage its interest rate risk, the Company has entered into a series of four interest rate swap agreements for notional amounts of $30.0 million each. During the second quarter, one agreement took effect while the remaining agreements with separate financial institutions, are effective in July 1997.

    The Company believes it will continue to have adequate access to short-term and long-term credit necessary to meet its needs for growth and expansion in the foreseeable future.

                             PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The annual meeting of stockholders was held May 13, 1997.

(b) Not required. (Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.)

(c) At the annual meeting, the following proposals were presented to the shareholders and voted upon: (1) Election of Directors, (2) Adoption of 1997 Non-Employee Director Stock Compensation Plan, and (3) Amendment to 1994 Stock Incentive Plan.

    (1) ELECTION OF DIRECTORS.

        Three director nominees were elected to serve for three-year terms expiring in 2000, two of whom were incumbent directors. The terms of the other eight directors do not expire until 1998 and 1999.

        The director nominees and voting results are as follows:

                                           Votes        Broker
        Nominee            Votes For      Withheld    Non-votes
        -------            ---------      --------    ---------
        Jerry L. Ford     8,800,562.382   57,013.916    - 0 -
        Donald R. Miller  8,718,837.727  138,738.571    - 0 -
        Robert F. Nash    8,715,182.108  142,394.190    - 0 -

    (2) ADOPTION OF 1997 NON-EMPLOYEE DIRECTOR STOCK COMPENSATION PLAN.

        Pursuant to the 1997 Non-Employee Director Stock Compensation Plan, a portion of the director's annual retainer is paid in the form of shares of Nash Finch Company common stock either currently as earned or on a deferred basis when a director leaves the Board of Directors.

        The voting results are as follows:

        Votes For       Votes Against   Abstentions    Broker Non-Votes
        ---------       -------------   -----------    ----------------
        8,433,209.117   310,033.839     77,433.342         36,900

    (3) AMENDMENT TO 1994 STOCK INCENTIVE PLAN.

        Pursuant to the amendment to the 1994 Stock Incentive Plan, the number of shares of Nash Finch Company common stock subject to the 1994 Stock

        Incentive Plan was increased by 200,000 shares and the limitation on the number of shares available for issuance pursuant to non-option awards was increased by 150,000 shares.

        The voting results are as follows:

        Votes For      Votes Against   Abstentions   Broker Non-votes
        ---------      -------------   -----------   ----------------
        8,447,476.890   295,268.561    77,930.847         36,900

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.
    10.1  Nash Finch 1997 Non-Employee Director Stock Compensation Plan

    10.2  Nash Finch 1994 Stock Incentive Plan, as amended

    27.1  Financial Data Schedule

(b) REPORTS ON FORM 8-K.
    Not applicable.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NASH-FINCH COMPANY
                                      Registrant


Date:    July 29, 1997                    By  /s/ Alfred N. Flaten
     ------------------                   -------------------------------------
                                          Alfred N. Flaten
                                          President and Chief Executive Officer



                                          By /s/ Lawrence A. Wojtasiak
                                          -------------------------------------
                                          Lawrence A. Wojtasiak
                                          Controller

                                  NASH FINCH COMPANY

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                     ON FORM 10-Q
                    For the Twenty-four Weeks Ending June 14, 1997


Item No.  Item                         Method of Filing
--------  ----                         ----------------

10.1      Nash Finch 1997
          Non-Employee Director
          Stock Compensation Plan      Filed herewith.

10.2      Nash Finch 1994 Stock
          Incentive Plan, as amended   Filed herewith.

27.1      Financial Data Schedule      Filed herewith.