Form 10-Q
period 1997-10-04
NASH FINCH CO
filed 1997-11-18
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 / x /               OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the forty weeks ended October 4, 1997

                                       or


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 /   /               OF THE SECURITIES EXCHANGE ACT OF 1934




                            Commission File No. 0-785


                               NASH-FINCH COMPANY

             (Exact Name of Registrant as Specified in its Charter)



             DELAWARE                                   410431960
 (State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)

 7600 France Ave. South, P.O. Box 355, Minneapolis, Minnesota      55440-0355
          (Address of principal executive offices)                 (Zip Code)


                                 (612)  832-0534
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


Number of shares of common stock outstanding at November 14,1997:

                                                11,322,898 shares

                         PART I - FINANCIAL INFORMATION

     This report is for the forty week interim period beginning December 29, 1996, through October 4, 1997.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)


                                                    Sixteen Weeks Ended            Forty Weeks Ended
                                               ---------------------------     --------------------------

                                                 October 4,     October 5,     October 4,      October 5,
                                                     1997           1996           1997           1996
                                                -----------     ----------    -----------     -----------
Revenues:
  Net sales                                    $  1,329,114        984,799      3,225,711      2,384,089
  Other revenues                                     25,316         19,068         52,001         39,514
                                                 -----------    -----------    -----------    -----------

    Total revenues                                1,354,430      1,003,867      3,277,712      2,423,603


Cost and Expenses:
  Cost of sales                                   1,179,698        869,669      2,850,337      2,098,129
  Selling, general and administrative
    and other operating expenses                    142,922        108,738        342,566        264,259
  Special charges                                    31,272              -         31,272              -
  Depreciation and amortization                      14,660         10,070         36,453         24,870
  Interest expense                                    9,770          3,969         24,591          9,972
                                                 -----------    -----------    -----------    -----------
    Total costs and expenses                      1,378,322        992,446      3,285,219      2,397,230

    Earnings (loss) before income taxes             (23,892)        11,421         (7,507)        26,373

Income taxes (benefit)                               (7,435)         4,625           (570)        10,681
                                                 -----------    -----------    -----------    -----------

    Net earnings (loss)                        $    (16,457)         6,796         (6,937)        15,692
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------



Weighted average number of
 common shares outstanding                           11,308         11,121         11,297         10,992
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------




Earnings (loss) per share                      $      (1.45)          0.61          (0.61)          1.43
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------



-----------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)
                                                    October 4,    December 28,
ASSETS                                                1997           1996
                                                  -------------  --------------
Current assets:                                    (unaudited)
  Cash and cash equivalents                      $         891             921
  Accounts and notes receivable, net                   209,202         206,062
  Inventories                                          323,329         293,458
  Prepaid expenses                                      19,901          20,492
  Deferred tax assets                                    7,533           4,663
                                                  -------------  --------------
     Total current assets                              560,856         525,596

Investments in affiliates                               10,713          10,300
Notes receivable, noncurrent                            23,139          21,652

Property, plant and equipment:
  Land                                                  30,684          33,753
  Buildings and improvements                           142,622         148,227
  Furniture, fixtures and equipment                    306,717         295,147
  Leasehold improvements                                58,865          54,925
  Construction in progress                              22,240           7,543
  Assets under capitalized leases                       25,659          26,105
                                                  -------------  --------------
                                                       586,787         565,700
  Less accumulated depreciation and amortization      (323,061)       (293,845)
                                                  -------------  --------------
    Net property, plant and equipment                  263,726         271,855

Intangible assets, net                                  72,062          80,312
Investment in direct financing leases                   19,261          22,011
Deferred tax asset - net                                10,628           4,076
Other assets                                            11,411           9,675
                                                  -------------  --------------
     Total assets                                $     971,796         945,477
                                                  -------------  --------------
                                                  -------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Outstanding checks                             $      14,715          32,492
  Short-term debt payable to banks                      12,077          16,171
  Current maturities of long-term debt and
    capitalized lease obligations                        7,946           7,795
  Accounts payable                                     206,193         183,501
  Accrued expenses                                      75,179          54,130
  Income taxes                                           1,953           2,999
                                                  -------------  --------------
     Total current liabilities                         318,063         297,088

Long-term debt                                         376,058         361,819
Capitalized lease obligations                           38,887          41,832
Deferred compensation                                    6,938           7,476
Other                                                    9,944           4,401
Stockholders' equity:
  Preferred stock - no par value
    Authorized 500 shares;  none issued                      -              -
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,575
    shares issued in 1997
    and 11,574 shares in 1996                           19,292          19,290
 Additional paid-in capital                             17,599          16,816
 Foreign currency translation adjustment - net
   of a $633 deferred tax benefit                            -            (950)
 Restricted stock                                         (397)           (500)
 Retained earnings                                     187,308         200,322
                                                  -------------  --------------
                                                       223,802         234,978
 Less cost of 255 shares and 307 shares of
   common stock in treasury, respectively.              (1,896)         (2,117)
                                                  -------------  --------------
     Total stockholders' equity                        221,906         232,861
                                                  -------------  --------------


     Total liabilities and stockholders' equity  $     971,796         945,477
                                                  -------------  --------------
                                                  -------------  --------------

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                                           Forty Weeks Ended
                                                                    -------------------------------
                                                                     October 4,        October 5,
                                                                       1997              1996
                                                                    ------------      -------------
Operating activities:
  Net earnings                                                     $     (6,938)            15,692
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Special Charges                                                     28,749               -
     Depreciation and amortization                                       36,453             24,870
     Provision for bad debts                                              2,771              1,092
     Provision for losses on closed lease locations                        (601)              (284)
     Deferred income taxes                                               (9,420)            (1,126)
     Deferred compensation                                                 (538)              (305)
     Earnings of equity investments                                      (2,565)              (735)
     Other                                                                1,892                306
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                          (18)           (15,680)
     Inventories                                                        (15,454)           (13,181)
     Prepaid expenses                                                     1,480             (1,959)
     Accounts payable and outstanding checks                              3,915              2,593
     Accrued expenses                                                    13,789              4,591
     Income taxes                                                        (1,045)              (364)
                                                                    ------------      -------------
       Net cash provided by operating activities                         52,470             15,510
                                                                    ------------      -------------


Investing activities:
  Dividends received                                                      1,599               -
  Disposal of property, plant and equipment                              11,534              6,853
  Additions to property, plant and equipment
     excluding capital leases                                           (44,231)           (35,004)
  Business acquired, net of cash acquired                               (17,748)           (88,562)
  Loans sold, including current portion                                       -              3,402
  Loans to customers                                                    (15,589)            (2,844)
  Payments from customers on loans                                       10,959              5,016
  Other                                                                    (749)              (295)
                                                                    ------------      -------------
     Net cash used for investing activities                             (54,225)          (111,434)
                                                                    ------------      -------------

Financing activities:
  Proceeds from long-term debt                                                -             30,000
  Proceeds from revolving debt                                           20,000             60,811
  Dividends paid                                                         (6,077)            (5,938)
  Payments of short-term debt                                            (4,094)              -
  Payments of long-term debt                                             (5,466)           (13,653)
  Payments of capitalized lease obligations                              (3,089)              (406)
  Other                                                                     451                 91
                                                                    ------------      -------------

     Net cash provided by  financing activities                           1,725             70,905
                                                                    ------------      -------------
       Net (decrease) in cash                                      $        (30)           (25,019)
                                                                    ------------      -------------
                                                                    ------------      -------------

-----------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity


-----------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended October 4, 1997,
December 28, 1996 and December 30, 1995
(In thousands, except per share amounts)                                                                              Foreign
                                                                Common Stock         Additional                       currency
                                                           -----------------------     paid-in        Retained      translation
                                                             Shares        Amount      capital        earnings      adjustment
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                                 11,224     $  18,706        11,977        179,212             (572)
Net earnings                                                    -             -             -           17,414
Dividend declared of $.74 per share                             -             -             -           (8,048)
Treasury stock issued upon exercise of options                  -             -              36            -                -
Foreign currency translation adjustment
  - net of a $252 deferred tax benefit                          -             -             -              -               (378)
                                                           ---------   ----------    -----------     ----------       -----------


Balance at December 30, 1995                                 11,224        18,706        12,013        188,578             (950)
Net earnings                                                    -             -             -           20,032              -
Dividend declared of $.75 per share                             -             -             -           (8,288)             -
Shares issued in connection with acquisition of a
  business                                                      350           584         5,064            -                -
Treasury stock issued upon exercise of options                  -             -              47            -                -
Issuance of restricted stock                                    -             -            (308)           -                -
Amortized compensation under restricted stock plan              -             -             -              -                -
Treasury stock purchased                                        -             -             -              -                -
                                                           ---------   ----------    -----------     ----------       ----------

Balance at December 28, 1996                                 11,574        19,290        16,816        200,322             (950)
Net earnings                                                    -             -             -           (6,937)             -
Dividend declared of $.54 per share                             -             -             -           (6,077)             -
Treasury stock issued upon exercise of options                  -             -             305            -                -
Amortized compensation under restricted stock plan              -             -             -              -                -
Repayment of notes receivable from holder of
  restricted stock                                              -             -             -              -                -
Distribution of stock pursuant to performance awards            -             -             460            -                -
Treasury stock purchased                                        -             -             -              -                -
Foreign Currency Translation Adjustment                         -             -             -              -                950
Other                                                             1             2            18            -                -
                                                           ---------   ----------    -----------     ----------       ----------

Balance at October 4, 1997 (unaudited)                       11,575     $  19,292        17,599        187,308              -
                                                           ---------   ----------    -----------     ----------       ----------
                                                           ---------   ----------    -----------     ----------       ----------


                                                                             Treasury stock          Total
                                                         Restricted        --------------------  stockholders'
                                                           Stock           Shares        Amount      equity
---------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994                                    -            (349)    $  (3,054)       206,269
Net earnings                                                    -             -             -           17,414
Dividend declared of $.74 per share                             -             -             -           (8,048)
Treasury stock issued upon exercise of options                  -               3            20             56
Foreign currency translation adjustment
  - net of a $252 deferred tax benefit                          -             -             -             (378)
                                                       -------------    -----------   ----------     -----------

Balance at December 30, 1995                                    -            (346)       (3,034)       215,313
Net earnings                                                    -             -             -           20,032
Dividend declared of $.75 per share                             -             -             -           (8,288)
Shares issued in connection with acquisition of a
business                                                        -             -             -            5,648
Treasury stock issued upon exercise of options                                  6            42             89
Issuance of restricted stock                                   (524)           40           995            163
Amortized compensation under restricted stock plan               24           -             -               24
Treasury stock purchased                                        -              (7)         (120)          (120)
                                                       -------------    -----------   ----------     -----------

Balance at December 28, 1996                                   (500)         (307)       (2,117)       232,861
Net earnings                                                    -             -             -           (6,937)
Dividend declared of $.54 per share                             -             -             -           (6,077)
Treasury stock issued upon exercise of options                  -              25           123            428
Amortized compensation under restricted stock plan               23           -             -               23
Repayment of notes receivable from holder of
  restricted stock                                               80           -             -               80
Distribution of stock pursuant to performance awards            -              30           148            608
Treasury stock purchased                                        -              (3)          (50)           (50)
Foreign Currency Translation Adjustment                         -             -             -              950
Other                                                           -             -             -               20
                                                       -------------    -----------   ----------     -----------


Balance at October 4, 1997 (unaudited)                         (397)         (255)    $  (1,896)       221,906
                                                       -------------    -----------   ----------     -----------
                                                       -------------    -----------   ----------     -----------


--------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 4, 1997

NOTE 1
     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 4, 1997 and December 28, 1996, and the results of operations for the 40-weeks ending October 4, 1997 and October 5, 1996, and the changes in cash flows for the 40-week periods ending October 4, 1997 and October 5, 1996, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2
     The third quarter results include special charges totaling $31.3 million consisting of $15.9 million in asset writedowns and $4.8 million and $8.1 million classified as accrued expenses and other non-current liabilities, respectively.

     The aggregate charges include $14.5 million for the consolidation of selected warehouses. This charge contains provisions for non-cancelable lease obligations, expected losses on disposals of tangible assets, and other continuing occupancy costs. Also included are employee severance costs consistent with existing practices and the unamortized portion of goodwill for one of the locations.

     Also, related to wholesale operations, the special charge includes $2.5 million of integration costs, incurred in the third quarter, associated with the acquisition of the business and certain assets from United-A.G. Cooperative, Inc. ("United-A.G.") early in the third quarter.

     In retail operations, the special charge relates to the closing or consolidation of fourteen primarily leased stores. The special charges include a $5.2 million provision for the continuing non-cancelable lease obligations, anticipated losses on disposals of tangible assets, abandonment of certain leaseholds and the write-off of intangibles. The time frame for individual store closings will vary but should be completed by the first quarter of fiscal 1999. The retail units covered by the provision had aggregate sales and pretax losses of $24.0 million and $1.1 million, respectively, for the third quarter compared with $27.1 million and $.6 million for the corresponding period last year. On a year to date basis, the retail units included in the provision, had aggregate sales and pretax losses of $63.1 million and $2.0 million respectively, compared with $67.0 million and $1.4 million for the corresponding period last year.

     The aggregate special charges contain a provision of $5.4 million for asset impairment of seven retail stores. Declining market share due to increasing competition, deterioration of operating performance in the third quarter, and forecasted future results that were less than previously planned were the factors leading to the impairment determination. The impaired assets covered by the charge primarily include real estate, leasehold improvements and to a lesser extent, goodwill related to two of the stores.

     An asset impairment charge of $1.0 million relating to agricultural assets was also recorded against several farming operations of Nash DeCamp, the Company's produce marketing subsidiary. The impairment determination was based on recent downturns in the market for certain varieties of fruit. The impairment resulted from anticipated future operating losses and inadequate projected cash flows from agricultural production of these products.

     Other special charges aggregating $2.8 million consist primarily of $.9 million related to the abandonment of current system software which is being replaced by the Company's Horizons project, and a loss of $.6 million realized on the sale of the Company's 22.4% equity investment in Alfa Trading Company, a Hungarian wholesale operation. The remaining special charges relate to the write down of idle real estate to current market values.

     An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards No. 121, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be individual stores; however there are limited circumstances where for evaluation purposes stores are considered with the distribution center they support. The Company considers historical performance and future estimated results in its evaluation of potential impairment. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

     The carrying value of goodwill not grouped with other amounts being reviewed for impairment is assessed annually and/or when factors indicating impairment are present using an undiscounted cash flow assumption.

NOTE 3
     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $42.6 million and $41.6 million higher at October 4, 1997 and at December 28, 1996, respectively.


NOTE 4
     Companies will be required to present earnings per share data, in accordance with Statement of Financial Accounting Standards (SFAS) NO. 128, EARNINGS PER SHARE, commencing with fiscal 1997. Currently earnings per share calculations are performed pursuant to Accounting Principles Board Opinion No.
15. The computation of earnings per share for both the quarter and year to date of fiscal 1997 and 1996 would substantially be the same under either method.

NOTE 5
     On September 8, 1995, the Company entered into an agreement with a financial institution which allowed the Company to sell on a revolving basis customer notes receivable. Although the agreement lapsed on December 28, 1996, the notes, which have maturities through the year 2002, were sold at face value with recourse. As a result, the Company is contingently liable should these notes become uncollectible.

     The remaining balances of such sold notes receivable totaled $10.2 million and $14.0 million at October 4, 1997 and December 28, 1996, respectively.

NOTE 6
     Since the first quarter of fiscal 1996, the Company completed two acquisitions which were accounted for under the purchase method of accounting.

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

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Super Food and T. J. Morris had been acquired as of the beginning of 1996, after including the impact of certain adjustments such as amortization of intangibles, increased interest expense on acquisition debt and related income tax effects:

                                                      Forty weeks Ended
                                                      -----------------
PRO FORMA INFORMATION (Unaudited)                      October 5, 1996
                                                      -----------------
Net revenues                                                 $3,398,851
Earnings before income taxes                                     28,725
Net income                                                       17,032


Earnings per share                                                $1.51

     The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect results that would have occurred had the acquisitions been made as of those dates or results which may occur in the future.

NOTE 7
     On June 9, 1997, the Company acquired the business and certain assets of United-A.G., a cooperative wholesale grocery distributor located in Omaha for approximately $17.7 million in cash. Real estate which was not included in the purchase price, is being leased under a five-year agreement from a third party. This operating lease contains an option to purchase the property at fair market value, or a renewal option for an additional five years at the end of the initial lease term. In addition, the Company has guaranteed a residual value for the leased real estate. United-A.G., with pre-acquisition annual revenues of approximately $200 million, served stores in Nebraska, Kansas, Iowa, Colorado and South Dakota.


NOTE 8
     On July 21, 1997, the Company entered into three swap agreements, in addition to one swap entered into in the second quarter, with separate financial institutions as a means of managing its interest rate exposure.
The agreements which are based on a notional amount of $30.0 million each, call for an exchange of interest payments with the Company receiving payments based on a Libor floating rate and making payments based on a fixed rate range of 6.21% to 6.54% without an exchange of the notional amount upon which the payments are based. The differential to be paid or received from counter-parties as interest rates change is included in other liabilities or assets, with the corresponding amount accrued and recognized as an adjustment of interest expense related to the debt.

     The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to the interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt are recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
     Total revenues for the 16-week third quarter and the 40 weeks to date of fiscal 1997 increased 34.9% and 35.2%, respectively, over comparable periods last year. The revenue increases were primarily in the wholesale segment and resulted from the acquisitions of Super Food and T. J. Morris which occurred in the second half of fiscal 1996. In addition, revenues were favorably impacted by continued growth of the Company's military distribution business.

     Retail revenues declined during the quarter and year to date by 3.6% and 4.8%, respectively, reflecting a net reduction of seven stores since the prior year quarter, two of which were sold and one closed during the quarter. Competitive market conditions and little or no food price inflation resulted in a decline in same store sales of 1.7% for the quarter and .9% for the year to date compared to last year.

GROSS MARGINS
     Gross margins for the quarter were 12.9% compared to 13.4% last year. On a year to date basis, margins were 13.0% in fiscal 1997 compared to 13.4% for the same period last year. The decline in both the quarter and year to date margins reflects the growing proportion of lower margin wholesale business which currently represents 79.5% of total Company revenues compared to 71.5% last year. Wholesale margins were consistent with last year for the quarter but slightly ahead of last year for the year to date. However, last year's margin does not reflect a full impact of efficiencies resulting from the centralization of procurement activities.

     Retail margins for the quarter showed a decline compared to last year, but remained slightly ahead on a year to date basis. The quarter was affected by competitive pricing pressures which continue to intensify in certain market areas. Partially offsetting the quarterly decline, retail stores continued a trend toward sales of higher margin, prepared foods and specialty products.

OPERATING EXPENSES
     Operating expenses as a percent of total revenues were 10.6% and 10.5% for the quarter and year to date respectively, compared to 10.8% and 10.9% for the comparable periods last year. Expense levels compare favorably to last year because of the greater percentage of the wholesale business which operates at lower expense levels compared to retail. However, operating expenses for the quarter and year to date included additional expenses related to a project, involving new business information systems technology, which the Company has named Horizons. Incremental expenses associated with Horizons, excluding depreciation, were $1.2 million for the quarter and $3.3 million on a year to date basis. The project represents a major strategic investment for the Company's future, and will change entire business processes thereby improving efficiency and effectiveness. Design and development will continue to impact operating expenses until implementation has been substantially completed in fiscal 1999.

     Bad debt expense for the year to date was $2.8 million compared to $1.1 million last year. The increase is attributed to maintaining adequate reserve levels consistent with the growth in customer receivables since the prior year quarter.

SPECIAL CHARGES
     On October 8, 1997 the Company announced its intention to accelerate its strategic plan relative to strengthening its competitive position for the future. Coincident with the implementation of the plan, the Company recorded special charges totaling $31.3 million related to all three operating segments of its business.

     The aggregate charges include $14.5 million for the consolidation of selected warehouses. This charge contains provisions for non-cancelable lease obligations, expected losses on disposals of tangible assets, and other continuing occupancy costs. Also included are employee severance costs consistent with existing practices and the unamortized portion of goodwill for one of the locations.

     Also, related to wholesale operations, the special charge includes $2.5 million of integration costs, incurred in the third quarter, associated with the acquisition of the business and certain assets from United-A.G. early in the third quarter. These expenses resulted from incremental labor costs due to a substantial turnover in workforce, training and other start-up activities. Certain costs related to the stablization of the workforce may continue into the fourth quarter, however, these costs have not been accrued.

     In retail operations, the strategic plan involves the closing or consolidation of fourteen primarily leased stores. The special charges include a $5.2 million provision for the continuing non-cancelable lease obligations, anticipated losses on disposals of tangible assets, abandonment of certain leaseholds and the write-off of intangibles. The time frame for individual store closings will vary but should be completed by the first quarter of fiscal 1999. In some instances, the volume of closed stores is expected to be consolidated with another retail location in the same relative market area, thereby minimizing the loss of wholesale volume.

     Continuing operating losses through the dates of closing are unpredictable and are not included in the special charge. The retail units covered by the provision had aggregate sales and pretax losses of $24.0 million and $1.1 million, respectively, for the third quarter compared with $27.1 million and $.6 million for the corresponding period last year. On a year to date basis, the retail units included in the provision, had aggregate sales and pretax losses of $63.1 million and $2.0 million respectively, compared with $67.0 million and $1.4 million for the corresponding period last year.

     The aggregate special charges contain a provision of $5.4 million for asset impairment of seven retail stores. Declining market share due to increasing competition, deterioration of operating performance in the third quarter, and forecasted future results that were less than previously planned were the factors leading to the impairment determination. The impaired assets covered by the charge primarily include real estate, leasehold improvements and to a lesser extent, goodwill related to two of the stores.

     An asset impairment charge of $1.0 million relating to agricultural assets was also recorded against several farming operations of Nash DeCamp, the Company's produce marketing subsidiary. The impairment determination was based on recent downturns in the market for certain varieties of fruit. The impairment resulted from anticipated future operating losses and inadequate projected cash flows from agricultural production of these products.

     Other special charges aggregating $2.8 million consist primarily of $.9 million related to the abandonment of current system software which is being replaced by the Company's Horizons project, and a loss of $.6 million realized on the sale of the Company's 22.4% equity investment in Alfa Trading Company, a Hungarian wholesale operation. Negotiations for the sale were substantially completed during the third quarter, and the transaction was completed in the
fourth quarter.   The remaining special charges relate principally to the write down of idle real estate to current market values.

     The consolidations of the wholesale and retail operations as well as the impairment adjustment to the assets identified, will favorably impact earnings in the future due to reduced depreciation and amortization expenses.
 However, such amounts are expected to be substantially offset by continuing costs related to Horizons.

DEPRECIATION
     Depreciation and amortization expense increased significantly for the quarter and year to date compared to last year, primarily due to acquisitions. In addition, capital expenditures related to the Horizons project resulted in increased depreciation expense of $.6 million for the quarter and $1.6 million year to date compared to last year. Amortization of goodwill and other intangibles for the quarter and year to date were $2.1 million and $5.2 million, respectively, compared to $1.5 million and $3.7 million, respectively, last year.

INTEREST EXPENSE
     Interest expense increased $5.8 million and $14.6 million for the quarter and year to date, respectively, over the same periods last year, primarily due to the debt incurred to finance the acquisition of Super Food. Average short-term borrowings used to fund working capital needs were higher during the quarter compared to last year. However, outstanding short-term borrowings were $4.1 million lower than year end levels.

PRETAX RESULTS OF OPERATIONS
     The Company's pretax results were negatively impacted by the special charges. However, earnings from operations before special charges and interest were $17.2 million compared to $15.4 million last year, an increase of 11.7%. This was largely due to the acquisitions which were not fully reflected in the prior year quarter. Excluding acquisitions and the continued earnings contribution of the military division, earnings for all three segments were below expectations. Retail and wholesale operations were hampered by weak sales while the produce marketing operation was affected by poor market prices and a surplus of available product.

INCOME TAXES
     The effective tax rate before special charges was 41.9%, an incremental increase of 1.4% compared to last year. The increase was due to non-deductibility of goodwill relating to the acquisition of Super Food and T. J. Morris.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital requirements and certain capital expenditures continue to be funded principally from internally generated funds. However, the Company uses short and long-term debt to supplement the financing of major capital projects and acquisitions.

     Cash provided from operations for the 40-week period was $52.5 million compared to $15.5 million last year. The increase, which was not significantly affected by the special charges, is attributed to changes in the composition of working capital and non-cash adjustments to income. Working capital at the end of the quarter was $242.8 million, an increase of $14.3 million since year-end but a reduction of $10.9 million during the third quarter. The current ratio was 1.76 compared to 1.77 at the end of last year.

     During the quarter the company funded the $17.7 million for the acquisition of United-A.G. through its existing revolving credit agreement.

     The Company manages its interest rate risk through four swap agreements for notional amounts of $30.0 million each. Three such agreements took effect during the quarter with separate financial institutions.

     Of the $31.3 million pre-tax charges, approximately $13.6 million involve cash outflows, while the balance are non-cash. On an after tax basis, the cash impact is estimated to be $8.5 million, to be funded primarily from internally generated funds.

     The Company continues to review its financial strategy in light of the strategic initiatives currently underway. This is being done in order to continue to insure that it has adequate access to short-term and long-term credit necessary to meet its needs for growth and expansion in the foreseeable future.

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits: Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

     Not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                                   Registrant



Date:  November 18, 1997                   By /s/ Alfred N. Flaten
                                           -------------------------
                                           Alfred N. Flaten
                                           President and Chief Executive Officer


                                           By /s/ John R. Scherer
                                           -------------------------
                                           John R. Scherer
                                           Chief Financial Officer

                               NASH FINCH COMPANY

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                    For the Forty Weeks Ended October 4, 1997


Item No.         Item                                         Method of Filing
--------         ----                                         ----------------
    27.1            Financial Data Schedule                   Filed herewith.