Form 10-K
period 1998-01-03
NASH FINCH CO
filed 1998-04-03
CIK 69671

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                 -------------------

                                      FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
    January 3, 1998                                             0-785

                                 -------------------

                                  NASH-FINCH COMPANY
                (Exact name of Registrant as specified in its charter)

        Delaware                                            41-0431960
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 1998, 11,338,371 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $216,901,640.
                                 -------------------
     Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the Year Ended January 3, 1998 (the "1997 Annual Report"). Parts II and III of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 12, 1998 (the "1998 Proxy Statement").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                       PART I

ITEM 1.   BUSINESS.

     A.   GENERAL DEVELOPMENT OF BUSINESS.

     Nash Finch Company, a Delaware corporation organized in 1921 as the successor to a business founded in 1885, has its principal executive offices at 7600 France Avenue South, Edina, Minnesota 55435. Its telephone number is (612) 832-0534. Unless the context otherwise indicates, the term "Company," as used in this Report, means Nash Finch Company and its consolidated subsidiaries.

     The Company is one of the largest food wholesalers in the United States, serving primarily the Midwestern and Southeastern regions of the United States. In addition, the Company operates 97 conventional and warehouse supermarkets in 13 states. The Company's wholesale operations, which currently include 21 distribution centers serving approximately 2,250 affiliated and independent supermarkets, U.S. military commissaries and other customers in approximately 30 states, accounted for 79.8% of the Company's total revenues in fiscal
1997, while its retail operations accounted for 18.7%. No one customer accounts for a significant portion of the Company's sales.

     The Company's wholesale operations serve two primary markets: (i) supermarkets (70.4% of wholesale revenues in fiscal 1997), where the Company combines a wide offering of national brand and private label products with comprehensive support services to develop strong relationships with customers; and (ii) military commissaries (29.6% of wholesale revenues in fiscal 1997), where the Company believes it is currently the largest distributor of groceries and related products to such facilities in the United States. The Company's broad product offering includes dry groceries, fresh fruits and vegetables, frozen foods, fresh and processed meat products and dairy products, as well as a wide variety of non-food products, including health and beauty care, tobacco, paper products, cleaning supplies and small household items. Private label products are branded primarily under the OUR FAMILY-Registered Trademark- trademark, a long-standing private label of the Company, and FAME-Registered Trademark-, a trademark acquired in the acquisition of Super Food Services, Inc. ("Super Food") in November 1996.
The Company offers a wide range of support services to its independent retailers to help them compete more effectively in their markets and to build customer loyalty, including supermarket merchandising support, accounting services, price management systems, retail technology support, advertising and promotional programs, training and human resource development services, market research and store development services.

     The Company's retail stores, as well as many of the retail outlets supplied by the Company's wholesale operations, are located primarily in small to mid-sized markets and rural areas. The Company's retail operations consist of 66 conventional supermarkets, averaging approximately 23,300 square feet in size, operating principally under the SUN MART-TM-, EASTER FOODS-TM- and FOOD FOLKS-TM- trade names; 27 warehouse stores, averaging approximately 42,900 square feet in size, operating principally under the ECONOFOODS -Registered Trademark- trade name; and four combination general merchandise/food stores averaging approximately 43,000 square feet in size, operating under the FAMILY THRIFT CENTER-TM- trade name.

     The Company also packages, ships and markets fresh produce from California and the countries of Chile and Mexico to a variety of buyers across the United States, Canada and overseas.

     In June 1997, the Company acquired the business and certain assets from United-A.G. Cooperative, Inc. ("United A.G."), a cooperative wholesale grocery distributor located in Omaha, Nebraska. United A.G. distributed a full-line of food and related non-food products to independent grocery retailers in Colorado, Iowa, Kansas, Nebraska and South Dakota. The Company subsequently consolidated the operations of its Lincoln, Nebraska distribution center with United A.G.'s distribution center in Omaha, has closed the Lincoln distribution center in 1998 and intends to sell the property.

     B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Financial information about the Company's business segments for the most recent three fiscal years is contained on page 29 of the 1997 Annual Report (Note 14 to Consolidated Financial Statements). For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 1997, 44% of such warehouse operational profits were allocated to retail operations.

     C.   NARRATIVE DESCRIPTION OF BUSINESS.

          1.   WHOLESALE OPERATIONS

     The Company distributes and sells a full line of food products, including dry groceries, fresh fruits and vegetables, frozen foods, fresh and processed meat products and dairy products, and a variety of non-food products, including health and beauty care, tobacco, paper products, cleaning supplies and small household items. The Company primarily distributes and sells nationally advertised brand products and a number of unbranded products (principally meats and produce) purchased directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. The Company also distributes and sells private label products using the Company's own trademarks, including principally the OUR FAMILY-Registered Trademark- private label that the Company has owned and developed over many years, and the FAME-Registered Trademark- private label that the Company acquired in the acquisition of Super Food. A wide variety of grocery, dairy, packaged meat, frozen foods, health and beauty care products, paper and household products, beverages, and other packaged products are manufactured or processed by others for the Company and sold under the Company's private labels.

     As of January 3, 1998, the Company distributed food and non-food products, on a wholesale basis, to approximately 2,250 affiliated and independent supermarkets, U.S. military commissaries and other customers. The Company's wholesale customers are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty care products and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and flower shops. Stores served by the Company's wholesale operations range in size from small stores to large warehouse stores of over 100,000 square feet.

     The Company offers to affiliated independent retailers a broad range of services, including promotional, advertising and merchandising programs, the installation of computerized ordering, receiving and scanning systems, the establishment and supervision of computerized retail accounting, budgeting and payroll systems, personnel management assistance and employee training, consumer and market research, store development services and insurance programs. The Company's retail counselors and other Company personnel advise and counsel affiliated independent retailers, and directly provide many of the above services. Separate charges are made for some of these services. Other independent stores are charged for services on a negotiated basis. The Company also provides retailers with marketing and store upgrade services, many of which have been developed in connection with Company owned stores. For example, the Company assists retailers in installing and operating delicatessens and other specialty food sections. Rather than offering a single program for the services it provides, the Company has developed multiple, flexible programs to serve the needs of most affiliated independent retailers, whether rural or urban, large or small.

     The Company's assistance to affiliated independent retailers in store development provides a means of continued growth for the Company through the development of new retail store locations and the enlargement or remodeling of existing retail stores. Services provided include site selection, marketing studies, building design, store layout and equipment planning and procurement. The Company assists wholesale customers in securing existing supermarkets that are for sale from time to time in market areas served by the Company and, occasionally, acquires existing stores for resale to wholesale customers.

     The Company also provides financial assistance to its independent retailers generally in connection with new store development and the upgrading or expansion of existing stores. The Company makes secured loans to some of its independent retailers, generally repayable over a period of five or seven years, for inventories, store fixtures and equipment, working capital and store improvements. Loans are secured by liens on inventory or equipment or both, by personal guarantees and by other types of security. As of January 3, 1998, the Company had approximately $39.0 million outstanding of such secured loans to 147 independent retailers. In addition, the Company may provide such assistance to independent retailers by guarantying loans from financial institutions and leases entered into directly with lessors. The Company also uses its credit strength to lease supermarket locations for sublease to independent retailers, at rates that are at least as high as the rent paid by the Company.

     The Company currently distributes products from 21 distribution centers located in Colorado, Georgia, Iowa, Kansas, Maryland, Michigan, Minnesota, Nebraska (2), North Carolina (2), North Dakota (2), Ohio (3), South Dakota (2), Virginia (2) and Wisconsin. The Company's distribution centers are located at strategic points to efficiently serve Company owned stores, independent customers and military commissaries. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low unit costs.

     Distribution centers serve as central sources of supply for Company owned and independent stores, military commissaries and other institutional customers within their operating areas. Generally, the distribution centers maintain complete inventories containing most national brand grocery products sold in supermarkets and a wide variety of high-volume private label items. In addition, distribution centers provide full lines of perishables, including fresh meats and poultry, fresh fruits and vegetables (except Super Food distribution centers), dairy and delicatessen products and frozen foods. Health and beauty care products, general merchandise and specialty grocery products are distributed from a dedicated area of a distribution center located in Bellefontaine, Ohio, and from the distribution center located in Sioux Falls, South Dakota. Retailers order their inventory requirements at regular intervals through direct linkage with the Company's computers. Deliveries are made primarily by the Company's transportation fleet. The frequency of deliveries varies, depending upon customer needs. The Company currently has a modern fleet of approximately 500 tractors and 1,200 semi-trailers, most of which are owned by the Company. In addition, many types of meats, dairy products, bakery and other products are sold by the Company but are delivered by the suppliers directly to retail food stores.

     Virtually all of the Company's wholesale sales to independent retailers are made on a market price-plus-fee and freight basis, with the fee based on the type of commodity and quantity purchased. Selling prices are changed promptly, based on the latest market information.

     The Company distributes groceries and related products directly to military commissaries in the U.S., and distribution centers also provide products for distribution to U.S. military commissaries in Europe and to ships afloat. These distribution services are provided primarily under contractual arrangements with the manufacturers of those products. The Company provides storage, handling and transportation services for the manufacturers and, as products ordered from the Company by the commissaries are delivered to the commissaries, the Company invoices the manufacturers for the cost of the merchandise delivered plus negotiated fees.

          2.   RETAIL OPERATIONS

     As of January 3, 1998, the Company owned and operated 97 retail outlets, including 66 supermarkets, 27 warehouse stores and four combination general merchandise/food stores. The Company has devoted considerable resources in recent years to acquire, construct, enlarge and modernize its stores. By constructing new stores or expanding existing stores, the Company seeks to add either larger conventional supermarkets (at least 30,000 square feet) or warehouse stores (at least 45,000 square feet), as appropriate. The Company's stores use a number of automated systems to provide inventory control at delivery and checkout points, reduce shrinkage and increase labor efficiency.

     The Company operates 66 conventional supermarkets principally under the names SUN MART-TM-, EASTER FOODS-TM- and FOOD FOLKS-TM-. These stores, 12 of which the Company owns (the remainder are leased), range in size up to approximately 46,000 square feet. These stores are primarily self-service supermarkets that carry a wide variety of grocery products, health and beauty care products and general merchandise. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, restaurants, pharmacies and floral departments.

     The Company operates 27 warehouse stores, principally under the name ECONOFOODS-Registered Trademark-. These stores, six of which the Company owns (the remainder are leased), range in size up to approximately 106,000 square feet. The Company's warehouse stores offer a wide variety of high quality groceries, fresh fruits and vegetables, dairy products, frozen foods, fresh fish, fresh and processed meat and health and beauty care products, all at lower prices. Many have specialty departments such as delicatessens, bakeries, pharmacies, banks and floral and video departments. These stores appeal to quality and price-conscious customers who want broad selection and availability of convenience foods, but are willing, in some cases, to forgo standard supermarket services. The stores offer lower prices due to increased business volume as well as the limited services available.

     The Company also operates four combination general merchandise/food stores under the name FAMILY THRIFT CENTER-TM-. These stores, two of which are owned, range in size up to approximately 60,000 square feet. In addition to traditional supermarket food departments, these stores have expanded general merchandise and health and beauty care products departments and pharmacies, and some also have sit-down restaurants, full-service floral departments and book departments.

          3.   PRODUCE MARKETING OPERATIONS

     Through a wholly owned subsidiary, Nash-DeCamp Company ("Nash-DeCamp"), the Company grows, packs, ships and markets fresh fruits and vegetables from locations in California and the countries of Chile and Mexico to customers in the United States, Canada and overseas. For regulatory reasons, the amount of business between Nash-DeCamp and the Company is limited. The Company owns and operates three modern packing, shipping and/or cold storage facilities that ship fresh grapes, plums, peaches, nectarines, apricots, pears, persimmons, kiwi fruit and other products. The Company also acts as marketing agent for other packers of fresh produce in California and in the countries of Chile and Mexico. For the above services, the Company receives, in addition to a selling commission, a fee for packing, handling and shipping produce. The Company also owns vineyards and orchards for the production of table grapes, tree fruit, kiwi and citrus.

          4.   INFORMATION SYSTEMS

     The Company, working in conjunction with SAP America and a number of other vendors and consultants, has committed substantial resources over the last two years to the development and implementation of HORIZONS, a client server based enterprise management and financial information system. The Company currently expects to spend approximately $76 million between 1996 and 2004 on the design and installation of, and training for, the HORIZONS project, approximately half of which has been spent through the end of fiscal 1997. The HORIZONS system will be a fully integrated and scaleable system that management believes will provide the Company with competitive advantages that can be aggressively
marketed to retail customers.    Implementation of the HORIZONS system is
scheduled to be substantially completed in 1999, and is expected to provide (i) a solution to the Company's Year 2000 software issues, (ii) greater flexibility for the changing business environment (iii) greater connectivity opportunities with customers and suppliers, (iv) the ability to integrate and standardize information systems throughout the Company, (v) timely and easy-to-use information, (vi) greater business process and workflow efficiencies, and (vii) more powerful decision-making and analysis tools. To parallel the development and implementation of the HORIZONS project, management has led a cultural change and training initiative designed to prepare the Company's workforce for changes in the industry and in the use of the HORIZONS system to address these changes.

          5.   COMPETITION.

     All segments of the Company's business are highly competitive. The Company competes directly at the wholesale level with a number of wholesalers that supply independent retailers, including "cooperative" wholesalers that are owned by their retail customers and "voluntary" wholesalers who, like the Company, are not owned by their retail customers but sponsor a program under which single-unit or multi-unit independent retailers may affiliate under a common name. Certain of these competing wholesalers may also engage in distribution to military commissaries. The Company also competes indirectly with the warehouse and distribution operations of the large integrated chains, which consist of single entities owning both wholesale and retail operations. At the wholesale level, the principal methods of competition are price, quality, breadth and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services offered, such as store financing and use of store names, and the services offered to manufacturers of products sold to military commissaries. The success of the Company's wholesale business also depends upon the ability of its retail store customers to compete successfully with other retail food stores.

     The Company competes on the retail level in a fragmented market with many organizations of various sizes, ranging from national chains and voluntary or cooperative groups to local chains and privately owned unaffiliated stores. Depending on the product and location involved, the principal methods of competition at the retail level include price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

     The Company competes directly in its produce marketing operations with a large number of other firms that pack, ship and market produce, and competes indirectly with larger, integrated firms that grow, pack, ship and market produce. The principal methods of competition in this segment are service provided to growers and the ability to sell produce at the most favorable prices.

          6.   EMPLOYEES.

     As of January 3, 1998, the Company employed approximately 12,200 persons, approximately 5,400 of which were employed on a part-time basis. All employees are non-union, except approximately 774 employees in a variety of functions who are unionized under various bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.   PROPERTIES.

     The principal executive offices of the Company are located in Edina, Minnesota, and consist of approximately 68,000 square feet of office space in a building owned by the Company. In addition to the executive offices, the Company leases an additional 15,275 square feet of office space in Edina, Minnesota.

     The locations and sizes of the Company's distribution centers, as of January 3, 1998, are listed below (all of which are owned, except as indicated). The distribution center facilities which are leased have varying terms, all with remaining terms of less than 20 years.

                                                            Approx. Size
     Location                                               (Square Feet)
     --------                                               -------------

     Midwest/West:
          Denver, Colorado (a)                                   335,800
          Cedar Rapids, Iowa                                     351,900
          Liberal, Kansas                                        177,000
          St. Cloud, Minnesota                                   329,000
          Grand Island, Nebraska                                 177,700
          Lincoln, Nebraska (b)                                  226,300
          Omaha, Nebraska (a)                                    530,000
          Fargo, North Dakota                                    288,800
          Minot, North Dakota                                    185,200
          Rapid City, South Dakota                               187,100
          Sioux Falls, South Dakota (c)                          271,100
          Appleton, Wisconsin                                    430,900

     Southeast:
          Statesboro, Georgia (a) (d)                            287,800
          Baltimore, Maryland (a)                                350,500


          Lumberton, North Carolina (a) (e)                      256,600
          Rocky Mount, North Carolina (a)                        191,800
          Bluefield, Virginia                                    186,400
          Norfolk, Virginia (a) (f)                              543,600

     Super Food Services, Inc.
          Bellefontaine, Ohio (g)                                863,000
          Cincinnati, Ohio                                       445,600
          Bridgeport, Michigan (a)                               581,300
          Lexington, Kentucky (a) (h)                            334,700

     Total Square Footage                                      7,532,100


-------------------
(a)  Leased facility.
(b) The operations of the Lincoln distribution center have been consolidated with the operations of the Company's distribution center in Omaha, Nebraska, and the Company has closed the Lincoln distribution center and intends to sell the property.
(c)  Includes 79,300 square feet that are leased by the Company.
(d)  Includes 46,400 square feet that are owned by the Company.
(e) Includes 16,100 square feet of produce warehouse space located in Wilmington, North Carolina that are leased by the Company.
(f)  Includes 52,800 square feet that are owned by the Company.
(g) Includes 197,000 square feet that are leased by the Company. General Merchandise Services, an operating unit of Super Food, utilizes approximately 487,800 square feet of the total space (owned and leased) for the distribution of health and beauty care products, general merchandise and specialty grocery products.
(h) The Company closed the Lexington distribution center in March 1998, having consolidated its operations with the Cincinnati, Ohio and Bluefield, Virginia distribution centers.

     The following table shows the number and aggregate size of Company-owned and operated supermarkets and warehouse stores at January 3, 1998:

     Conventional Supermarkets:
          Number of stores                                66
          Total square feet                        1,459,532

     Warehouse stores:
          Number of stores                                27
          Total square feet                        1,168,875

     Combination General Merchandise/Food:
          Number of stores                                 4
          Total square feet                          180,399


     Totals:
          Number of stores                                97
          Total square feet                        2,808,806


     Nash-DeCamp has executive offices comprising approximately 11,600 square feet of leased space in an office building located in Visalia, California.
It owns and operates three packing, shipping and/or cold storage facilities in California in connection with its produce marketing operations, with total space of approximately 174,000 square feet. In addition to such storage facilities, Nash-DeCamp also owns approximately 879 acres for the production of table grapes, 40 acres for the production of kiwi fruit, 796 acres for the production of peaches, plums, apricots and nectarines, 245 acres for the production of citrus, and 194 acres of open ground for future development, all in San Joaquin Valley of California. Nash-DeCamp also leases 236 acres for the production of tree fruit located in the San Joaquin Valley and, through a 99%-owned Chilean subsidiary, approximately 740 acres in Chile for the production of table grapes.

ITEM 3.        LEGAL PROCEEDINGS.

     In November 1992, Jin Ku Kim, currently an employee of the Company, commenced an action against the Company in U.S. District Court for the Northern District of Iowa claiming damages as a result of the alleged failure of the Company to promote Mr. Kim to the position of shipping foreman in November 1990 and April 1992 because of his national origin and race, and the alleged retaliation against him by the Company in terms and conditions of employment after he filed charges of employment discrimination with the Cedar Rapids, Iowa, Civil Rights Commission. In September 1994, a jury verdict was entered against the Company in the amount of $8,786,000, including $36,000 in back pay, $1,750,000 in mental anguish and loss of enjoyment of life and $7,000,000 in punitive damages. In April 1995, the U.S. District Court entered an Amended Judgment reducing the jury award to a total of $421,000 plus attorneys' fees and costs of $114,556. Both Mr. Kim and the Company filed appeals from the Amended Judgment with the United States Court of Appeals for the Eighth Circuit. Mr. Kim's appeal sought reinstatement of the jury verdict and the Company's appeal sought judgment as a matter of law or further reduction of the damage award; both parties sought a new trial in the alternative. In August 1997, the Court of Appeals issued its ruling, affirming the District Court's Amended Judgment in all material respects. In November 1997, Mr. Kim and the Company entered into a Settlement Agreement pursuant to which the Company has paid sums and interest as required by the Amended Judgment, and in which Mr. Kim has agreed that all disputes between the parties relating to this matter are now resolved. The total amounts paid had been substantially reserved by the Company at the end of fiscal 1996.

     On April 2, 1996 an individual engaged in growing citrus crops in Fresno County commenced an action entitled EMILIANO MORENO V. NASH-DECAMP COMPANY, ET AL, against Nash-DeCamp and others, including three of its officers and directors, in the United States District Court for the Eastern District of California. Nash-DeCamp provided services to the plaintiff relating to the packing, marketing and distribution of produce grown by the plaintiff, and advanced financing to assist the plaintiff in growing and harvesting his crops. Plaintiff's complaint alleged that the defendants engaged in various acts of misconduct relating to the handling, packaging and pricing of such produce in violation of various federal and state laws, resulting in unspecified damages to the plaintiff. In his complaint, plaintiff sought unspecified compensatory damages, punitive and exemplary damages, treble damages, attorneys' fees and costs of suit, as well as injunctive relief.
The defendants filed an answer raising various defenses to and denying the allegations set forth in the complaint. In addition, Nash-DeCamp filed a counterclaim to recover monies owed to it by plaintiff, costs of suit, attorneys' fees, all proceeds from any disposition of the 1995-1996 citrus crops, and other damages and interest. In August 1997, while still in the pre-trial phase of this action, the parties entered into a Settlement Agreement and Mutual Release of All Claims, pursuant to which the referenced action was dismissed with prejudice as to all claims. The reserves established by Nash-DeCamp at the end of fiscal 1996 were sufficient to cover the terms of the settlement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 31, 1998 are as follows:




                                      Year First Elected or
                                        Appointed as an
Name                          Age      Executive Officer    Title
----                          ---      ------------------   -----

Alfred N. Flaten              63             1991           President and Chief Executive Officer
William E. May, Jr.           49             1996           Executive Vice President and Chief Operating
                                                                 Officer
David J. Richards             49             1996           Vice President, Corporate Retail Stores
Norman R. Soland              57             1986           Vice President, Secretary and General Counsel
Charles F. Ramsbacher         55             1991           Vice President, Marketing
Clarence T. Walters           61             1988           Vice President, Management Information
                                                                 Systems
Steven L. Lumsden             52             1992           Vice President, Warehouse and Transportation
Gerald D. Maurice             64             1993           Vice President, Store Development
Charles M. Seiler             50             1995           Vice President, Corporate Retail Operations
John R. Scherer               47             1994           Vice President and Chief Financial Officer
Edgar F. Timberlake           50             1995           Vice President, Human Resources
John M. McCurry               49             1996           Vice President, Independent Store Operations
Thomas W. Struck              47             1998           Vice President, Supply Chain Management
Lawrence A. Wojtasiak         52             1990           Controller
Suzanne S. Allen              33             1996           Treasurer


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

     Mr. Flaten was elected President in 1991 and Chief Executive Officer in November 1994. He also served as Chief Operating Officer from November 1991 to January 1998. Previously, he served as Executive Vice President, Sales and Operations from February 1991 to November 1991.

     Mr. May's election as Executive Vice President and Chief Operating Officer was effective in January 1998. He previously served as Vice President, Strategic Technology Programs and Marketing Services from July 1996 to January 1998, after joining the Company in June 1996. He was previously employed by Spartan Stores, Inc., a wholesale food distribution company, serving in various executive and officer capacities from July 1988 to June 1996.

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

     Mr. Soland has served as Vice President, Secretary and General Counsel since May 1988, and as Secretary and General Counsel since January 1986.

     Mr. Ramsbacher has served as Vice President, Marketing since May 1991.

     Mr. Walters has served as Vice President, Management Information Systems since May 1988.

     Mr. Lumsden has served as Vice President, Warehouse and Transportation since May 1992.

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

     Mr. Timberlake was elected as Vice President, Human Resources in November 1995. He previously served as Director of Human Resources from January 1993 to November 1995.

     Mr. McCurry was elected as Vice President, Independent Store Operations in May 1996. He previously served as Director of Independent Store Operations from August 1993 to May 1996 and as Distribution Center Manager, Sioux Falls, South Dakota, from January 1991 to August 1993.

     Mr. Struck was elected as Vice President, Supply Chain Management effective as of January 1998. He previously served as Director, Future Business Systems in the Company's HORIZONS project from March 1997 to January 1998, and as Distribution Center Manager, Cedar Rapids, Iowa from August 1988 to March 1997.

     Mr. Wojtasiak has served as Controller since May 1990.

     Ms. Allen was elected as Treasurer effective as of January 1996. She previously served as Assistant Treasurer from May 1995 to January 1996, Treasury Manager from January 1993 to May 1995.

                                       PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information under the caption "Price Range of Common Stock and Dividends" on page 16 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The financial information under the caption "Consolidated Summary of Operations" on pages 30 and 31 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14-16 of the Company's 1997 Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements and the report of its independent auditors on pages 17-29 of the Company's 1997 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Financial Information" on page 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     A.   DIRECTORS OF THE REGISTRANT.

     The information under the captions "Election of Directors--Information About Directors and Nominees" and "Election of Directors--Other Information About Directors and Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

     C.   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934.

     Information under the caption "Compliance with the Securities Exchange Act of 1934, Section 16(a)" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Election of Directors--Other Information About Directors and Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.   FINANCIAL STATEMENTS.

     The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1997 Annual Report:

          Independent Auditors' Report -- page 17

          Consolidated Statements of Earnings/Loss for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 -- page 17

          Consolidated Balance Sheets as of January 3, 1998 and December 28, 1996 -- pages 18 and 19

          Consolidated Statements of Cash Flows for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 -- page 20

          Consolidated Statements of Stockholders' Equity for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 -- page 21

          Notes to Consolidated Financial Statements -- pages 22-29

     B.   FINANCIAL STATEMENT SCHEDULES.

     The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):
                                                                            PAGE
          (a)  Valuation and Qualifying Accounts                             15

          (b) Other Schedules. Other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     C.   EXHIBITS.

     The exhibits to this Report are listed in the Exhibit Index on pages E-1 to E-7 herein.

     A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 23, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

     The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

          1. Nash Finch Profit Sharing Plan - 1994 Revision and Nash Finch Profit Sharing Trust Agreement (as restated effective January 1,
               1994) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

          2. Nash Finch Profit Sharing Plan - 1994 Revision - First Declaration of Amendment (incorporated by reference to Exhibit
               10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-785)).

          3. Nash Finch Profit Sharing Plan - 1994 Revision - Second Declaration of Amendment (incorporated by reference to Exhibit
               10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

          4. Nash Finch Profit Sharing Plan - 1994 Revision - Third Declaration of Amendment (filed herewith as Exhibit 10.22).

          5. Nash Finch Profit Sharing Plan - 1994 Revision - Fourth Declaration of Amendment (filed herewith as Exhibit 10.23).

          6. Nash Finch Profit Sharing Plan - 1994 Revision - Fifth Declaration of Amendment (filed herewith as Exhibit 10.24).

          7. Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended and restated effective December 31, 1993) (incorporated by reference to

               Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

          8. Excerpts from minutes of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785)).

          9. Excerpts from minutes of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

          10. Excerpts from minutes of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

          11. Excerpts from minutes of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

          12. Form of letter agreement specifying benefits in the event of termination of employment following a change in control of Nash Finch (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

          13.  Nash Finch Income Deferral Plan (incorporated by reference to
               Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

          14. Nash Finch 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785)).

          15. Nash Finch 1995 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 1995 (File No. 0-785)).

          16. Nash Finch 1997 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785)).

     D.   REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 3, 1998.


                                                                                                                     Schedule II
                                           NASH  FINCH  COMPANY and SUBSIDIARIES
                                             Valuation and Qualifying Accounts
                           Fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995
                                                       (In thousands)


                                                                  Additions
                                                          ----------------------------    Charged
                                            Balance at    Charged to                     (credited)                     Balance
                                            beginning     costs and          Due to       to other                      at end
  Description                                of  year      expenses       acquisitions    accounts    Deductions        of year
--------------------                       -----------    ----------      ------------    ---------   -----------      ---------

52 weeks ended December 30, 1995:
  Allowance for doubtful receivables (d)   $  4,620         3,997              -            78(a)        3,815(b)       4,880

  Provision for losses relating to
  leases on closed locations                    534         1,864              -          (106)(c)         397          1,895
                                           --------         -----           -------       --------       -------        --------
                                           $  5,154         5,861              -           (28)          4,212          6,775
                                           --------         -----           -------       --------       -------        --------
                                           --------         -----           -------       --------       -------        --------

52 weeks ended December 28, 1996:
  Allowance for doubtful receivables (d)   $  4,880         1,893         23,314           126 (a)       2,120(b)      28,093

  Provision for losses relating to
  leases on closed locations                  1,895           195              -            21(c)          674          1,437
                                           --------         -----           -------       --------       -------        --------

                                           $  6,775         2,088         23,314           147           2,794         29,530
                                           --------         -----           -------       --------       -------        --------
                                           --------         -----           -------       --------       -------        --------

53 weeks ended January 3, 1998:
  Allowance for doubtful receivables (d)  $  28,093         5,055              -            67(a)        6,547(b)      26,668

  Provision for losses relating to
  leases on closed locations                  1,437             5              -            30(c)          566            846
                                           --------         -----           -------       --------       -------        --------
                                          $  29,530         5,060              -            97           7,113         27,514
                                           --------         -----           -------       --------       -------        --------
                                           --------         -----           -------       --------       -------        --------



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

Dated:  April 3, 1998   NASH-FINCH COMPANY

                    By/s/ Alfred N. Flaten
                      -------------------------------------------
                         Alfred N. Flaten
                         President, Chief Executive Officer,
                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 3, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


/S/ Alfred N. Flaten                                   /s/ Lawrence A. Wojtasiak
---------------------------------------------          ---------------------------------------------
Alfred N. Flaten, President,                           Lawrence A. Wojtasiak, Controller (Principal
Chief Executive Officer (Principal Executive           Accounting Officer)
Officer) and Director


/s/ John R. Scherer                                    /s/ Carole F. Bitter
---------------------------------------------          ---------------------------------------------
John R. Scherer, Vice President and Chief              Carole F. Bitter, Director
Financial Officer (Principal Financial Officer)


/s/ Richard A. Fisher                                  /s/ Jerry L. Ford
---------------------------------------------          ---------------------------------------------
Richard A. Fisher, Director                            Jerry L. Ford, Director


/s/ Allister P. Graham                                 /s/ John H. Grunewald
---------------------------------------------          ---------------------------------------------
Allister P. Graham, Director                           John H. Grunewald, Director


/s/ Richard G. Lareau                                  /s/ Don E. Marsh
---------------------------------------------          ---------------------------------------------
Richard G. Lareau, Director                            Don E. Marsh, Director


/s/ Donald R. Miller                                   /s/ Robert F. Nash
---------------------------------------------          ---------------------------------------------
Donald R. Miller, Director                             Robert F. Nash, Director


/s/ Jerome O. Rodysill
---------------------------------------------
Jerome O. Rodysill, Director


                                  NASH FINCH COMPANY

                            EXHIBIT INDEX TO ANNUAL REPORT
                                     ON FORM 10-K
                        For Fiscal Year Ended January 3, 1998

Item
 No.   Item                             Method of Filing
----   ----                             -----------------

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

3.1    Restated Certificate of
       Incorporation of the
       Company Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form
                                        10-K for the fiscal year ended December
                                        28, 1985 (File No. 0-785).

3.2    Amendment to Restated
       Certificate of Incorporation
       of the Company, effective
       May 29, 1986                     Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 4, 1986 (File No. 0-785).

3.3    Amendment to Restated
       Certificate of Incorporation
       of the Company, effective
       May 15, 1987                     Incorporated by reference to Exhibit 4.5
                                        to the Company's Registration Statement
                                        on Form S-3 (File No. 33-14871).

3.4    Bylaws of the Company
       as amended, effective
       November 21, 1995                Incorporated by reference to Exhibit 3.4
                                        to the Company's Annual Report on Form
                                        10-K for the fiscal year ended December
                                        30, 1995 (File No. 0-785).





Item
 No.   Item                             Method of Filing
----   ----                             -----------------

4.1    Stockholder Rights
       Agreement, dated
       February 13, 1996, between
       the Company and Norwest
       Bank Minnesota,
       National Association             Incorporated by reference to Exhibit 4
                                        to the Company's Current Report on Form
                                        8-K dated February 13, 1996 (File No.
                                        0-785).

10.1   Note Agreements, dated
       September 15, 1987, between
       the Company and IDS Life
       Insurance Company, and
       between the Company and IDS
       Life Insurance Company of
       New York
       ("1987 Note Agreements")         Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 10, 1987 (File No. 0-785).

10.2   Note Agreements, dated
       September 29, 1989,
       between the Company
       and Nationwide Life Insurance
       Company, and between the
       Company and West Coast Life
       Insurance Company
       ("1989 Note Agreements")         Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 7, 1989 (File No. 0-785).

10.3   Note Agreements dated
       March 22, 1991, between the
       Company and The Minnesota
       Mutual Life Insurance
       Company, and between the
       Company and The Minnesota
       Mutual Life Insurance Company
       - Separate Account F
       ("1991 Note Agreements")         Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended March
                                        23, 1991 (File No. 0-785).




Item
 No.   Item                             Method of Filing
----   ----                             -----------------

10.4   Note Agreements, dated as of
       February 15, 1993, between
       the Company and Principal
       Mutual Life Insurance Company,
       and between the Company and
       Aid Association for Lutherans
       ("1993 Note Agreements")         Incorporated by reference to Exhibit
                                        19.1 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        March 27, 1993 (File No. 0-785).

10.5   Note Agreement, dated March 22,
       1996, between the Company and
       The Variable Annuity Life
       Insurance Company, Independent
       Life and Accident Insurance
       Company, Northern Life
       Insurance Company, and
       Northwestern National Life
       Insurance Company
       ("1996 Note Agreements")         Incorporated by reference to Exhibit
                                        10.6 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 30, 1995 (File No. 0-785).

10.6   First Amendment to the
       1987 Note Agreements, 1989
       Note Agreements, 1991 Note
       Agreements, 1993 Note
       Agreements, and 1996 Note
       Agreements dated
       as of November 15, 1996          Incorporated by reference to Exhibit
                                        10.6 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.7   Second Amendment to the
       1987 Note Agreements, 1989
       Note Agreements, 1991 Note
       Agreements, 1993 Note
       Agreements, and 1996 Note
       Agreements dated
       as of November 15, 1996          Incorporated by reference to Exhibit
                                        10.7 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.8   Third Amendment to the
       1987 Note Agreements dated
       as of January 15, 1997           Incorporated by reference to Exhibit
                                        10.8 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).





Item
 No.   Item                             Method of Filing
----   ----                             -----------------

10.9   Third Amendment to the
       1989 Note Agreements dated
       as of January 15, 1997           Incorporated by reference to Exhibit
                                        10.9 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.10  Third Amendment to the
       1991 Note Agreements dated
       as of January 15, 1997           Incorporated by reference to Exhibit
                                        10.10 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.11  Third Amendment to the
       1993 Note Agreements dated
       as of January 15, 1997           Incorporated by reference to Exhibit
                                        10.11 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.12  Third Amendment to the
       1996 Note Agreements dated
       as of January 15, 1997           Incorporated by reference to Exhibit
                                        10.12 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.13  Note Agreements dated
       November 1, 1989, between
       Super Food Services, Inc. and
       Nationwide Life Insurance Co.,
 .      Employers Life Insurance
       Company of Wausau, and
       West Coast Life Insurance
       Company ("SFS 1989 Note
       Agreements")                     Incorporated by reference to Exhibit
                                        10.13 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.14  Credit Agreement dated as of
       October 8, 1996 among the
       Company, NFC Acquisition
       Corp., Harris Trust and Savings
       Bank, as Administrative Agent,
       and Bank of Montreal and PNC
       Bank, N.A., as Co-Syndication
       Agents ("Credit Agreement")      Incorporated by reference to Exhibit
                                        10.2 to the Company's Quarterly Report
                                        on Form 10-Q for the quarter ended
                                        October 5, 1996 (File No. 0-785).





Item
 No.   Item                             Method of Filing
----   ----                             -----------------

10.15  First Amendment to Credit
       Agreement dated as of
       December 18, 1996                Incorporated by reference to Exhibit
                                        10.15 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.16  Second Amendment to Credit
       Agreement dated as of
       November 10, 1997                Filed herewith.

10.17  Fourth Amendment to the
       1996 Note Agreements dated
       as of December 1, 1997           Filed herewith.

10.18  Assumption Agreement and
       Amended and Restated Note
       Agreement dated as of
       January 31, 1997, between the
       Company, Nationwide Life
       Insurance Company, Employers
       Life Insurance Company of
       Wausau, and West Coast Life
       Insurance Company (amending
       and restating the SFS 1989
       Note Agreements)                 Filed herewith.

10.19  Nash Finch Profit Sharing
       Plan--1994 Revision and
       Nash Finch Profit Sharing
       Trust Agreement (as restated
       effective January 1, 1994)       Incorporated by reference to Exhibit
                                        10.6 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        January 1, 1994 (File No. 0-785).

10.20  Nash Finch Profit Sharing
       Plan -- 1994 Revision --
       First Declaration of
       Amendment                        Incorporated by reference to Exhibit
                                        10.7 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 31, 1994 (File No. 0-785).

10.21  Nash Finch Profit Sharing
       Plan -- 1994 Revision --
       Second Declaration of
       Amendment                        Incorporated by reference to Exhibit
                                        10.10 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 30, 1995 (File No. 0-785).





Item
 No.   Item                             Method of Filing
----   ----                             -----------------


10.22  Nash Finch Profit Sharing
       Plan -- 1994 Revision --
       Third Declaration of
       Amendment                        Filed herewith.

10.23  Nash Finch Profit Sharing
       Plan -- 1994 Revision --
       Fourth Declaration of
       Amendment                        Filed herewith.

10.24  Nash Finch Profit Sharing
       Plan -- 1994 Revision --
       Fifth Declaration of
       Amendment                        Filed herewith.

10.25  Nash Finch Executive
       Incentive Bonus and
       Deferred Compensation Plan
       (as amended and restated
       effective December 31, 1993)     Incorporated by reference to Exhibit
                                        10.7 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        January 1, 1994 (File No. 0-785).

10.26  Excerpts from minutes of
       Board of Directors
       regarding Nash Finch
       Pension Plan, as amended
       effective January 2, 1966        Incorporated by reference to Exhibit
                                        10.9 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        January 3, 1987 ( File No. 0-785).

10.27  Excerpts from minutes of
       the Board of Directors
       regarding Nash Finch Pension
       Plan, as amended                 Incorporated by reference to Exhibit
                                        10.13 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 30, 1995 (File No. 0-785).

10.28  Excerpts from minutes of the
       Board of Directors regarding
       director compensation            Incorporated by reference to Exhibit
                                        10.22 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).





Item
 No.   Item                             Method of Filing
----   ----                             -----------------

10.29  Excerpts from minutes of the
       Board of Directors regarding
       director compensation            Incorporated by reference to Exhibit
                                        10.23 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 28, 1996 (File No. 0-785).

10.30  Form of Letter Agreement
       Specifying Benefits in the
       Event of Termination of
       Employment Following a
       Change in Control of
       Nash Finch                       Incorporated by reference to Exhibit
                                        10.20 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        December 29, 1990 (File No. 0-785).

10.31  Nash Finch Income
       Deferral Plan                    Incorporated by reference to Exhibit
                                        10.17 to the Company's Annual Report on
                                        Form 10-K for the fiscal year ended
                                        January 1, 1994 (File No. 0-785).

10.32  Nash Finch 1994
       Stock Incentive Plan, as
       amended                          Incorporated by reference to Exhibit
                                        10.2 to the Company's Quarterly Report
                                        on Form 10-Q for the period ended June
                                        14, 1997 (File No. 0-785).

10.33  Nash Finch 1995 Director
       Stock Option Plan                Incorporated by reference to Exhibit
                                        10.2 to the Company's Quarterly Report
                                        on Form 10-Q for the period ended June
                                        17, 1995 (File No. 0-785).

10.34  Nash Finch 1997 Non-Employee
       Director Stock Compensation
       Plan                             Incorporated by reference to Exhibit
                                        10.1 to the Company's Quarterly Report
                                        on Form 10-Q for the period ended June
                                        14, 1997 (File No. 0-785).


13.1   1997 Annual Report to
       Stockholders (selected portions
       of pages 14-31)                  Filed herewith.

21.1   Subsidiaries of the Company      Filed herewith.

23.1   Consent of Ernst & Young LLP     Filed herewith.

27.1   Financial Data Schedule          Filed herewith.
