Form 10-Q
period 1998-03-28
NASH FINCH CO
filed 1998-05-12
CIK 69671

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 / X /              OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the twelve weeks ended March 28, 1998

                                      or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 /   /               OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-785

                              NASH-FINCH COMPANY

            (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                41-0431960
 (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                  Identification No.)


7600 France Ave. South, Edina, Minnesota                55435
   (Address of principal executive offices)           (Zip Code)

                               (612)  832-0534
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

        Number of shares of common stock outstanding at May 7, 1998:

                                                              11,339,663 shares

                        PART I - FINANCIAL INFORMATION

     This report is for the twelve week interim period beginning January 4, 1998, through March 28, 1998.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
(In thousands, except per share amounts)

                                                                                 Twelve Weeks Ended
                                                                          --------------------------------
                                                                            March 28,          March 22,
                                                                              1998               1997
                                                                         ------------        -----------
Revenues:
 Net sales                                                                 $  925,958           935,997
 Other revenues                                                                11,143            11,835
                                                                          ------------        -----------
  Total revenues                                                              937,101           947,832

Cost and expenses:
 Cost of sales                                                                820,360           825,189
 Selling, general and administrative
  and other operating expenses                                                 94,310            99,158
 Depreciation and amortization                                                 11,078            10,905
 Interest expense                                                               6,860             7,321
                                                                          ------------        -----------
  Total costs and expenses                                                    932,608           942,573


  Earnings before income taxes and extraordinary charge                         4,493             5,259

Income taxes                                                                    1,865             2,203
                                                                          ------------        -----------
  Earnings before extraordinary charge                                          2,628             3,056

 Extraordinary charge from early extinguishment of debt,
  net of income tax benefit of $3,951                                         (5,569)               -
                                                                          ------------        -----------
  Net earnings (loss)                                                      $  (2,941)             3,056
                                                                          ------------        -----------
                                                                          ------------        -----------
Basic and diluted earnings (loss) per share:

  Earnings before extraordinary charge                                     $     .23                .27



  Extraordinary charge from early extinguishment of debt                        (.49)                 -
                                                                          ------------        -----------
  Net earnings (loss)                                                      $    (.26)               .27
                                                                          ------------        -----------
                                                                          ------------        -----------
Weighted average number of common and common equivalent
 shares outstanding
  Basic                                                                        11,301            11,193

  Diluted                                                                      11,362            11,321

------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)


                                                                            March 28,         January 3,
ASSETS                                                                        1998               1998
------                                                                  --------------      -------------
Current assets:                                                          (unaudited)
 Cash                                                                    $        773               933
 Accounts and notes receivable, net                                           176,634           173,962
 Inventories                                                                  287,991           287,801
 Prepaid expenses                                                              23,742            22,582
 Deferred tax assets                                                           12,340             9,072
                                                                         ------------       -----------
  Total current assets                                                        501,480           494,350

Investments in affiliates                                                       7,681             7,679
Notes receivable, noncurrent                                                   23,600            23,092

Property, plant and equipment:
 Land                                                                          30,548            31,229
 Buildings and improvements                                                   136,591           137,070
 Furniture, fixtures and equipment                                            307,285           306,762
 Leasehold improvements                                                        61,003            60,578
 Construction in progress                                                      36,906            28,485
 Assets under capitalized leases                                               24,878            25,048
                                                                         ------------       -----------
                                                                              597,211           589,172
 Less accumulated depreciation and amortization                              (319,203)         (312,939)
                                                                         ------------       -----------
  Net property, plant and equipment                                           278,008           276,233

Intangible assets, net                                                         69,305            70,732
Investment in direct financing leases                                          18,901            19,094
Deferred tax asset - net                                                        2,622             2,622
Other assets                                                                   10,826            11,081
                                                                         ------------       -----------
  Total assets                                                           $    912,423           904,883
                                                                         ------------       -----------
                                                                         ------------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Outstanding checks                                                      $     22,110            36,271
 Short-term debt payable to banks                                              16,155            11,300
 Current maturities of long-term debt and
  capitalized lease obligations                                                 2,769             7,964
 Accounts payable                                                             203,246           177,548
 Accrued expenses                                                              71,086            60,599
 Income taxes                                                                       -               737
                                                                         ------------       -----------
  Total current liabilities                                                   315,366           294,419

Long-term debt                                                                324,145           325,489
Capitalized lease obligations                                                  38,116            38,517
Deferred compensation                                                           6,682             6,768
Other                                                                           7,144            14,072
Stockholders' equity:
 Preferred stock - no par value
  Authorized 500 shares;  none issued                                               -               -
 Common stock of $1.66 2/3 par value
  Authorized 25,000 shares, issued 11,575 shares issued in 1998
  and 1997                                                                     19,292            19,292
 Additional paid-in capital                                                    17,908            17,648
 Restricted stock                                                                (384)             (391)
 Retained earnings                                                            186,005           190,984
                                                                         ------------       -----------
                                                                              222,821           227,533
 Less cost of 237 shares and 252 shares of
  common stock in treasury, respectively.                                      (1,851)           (1,915)
                                                                         ------------       -----------
  Total stockholders' equity                                                  220,970           225,618
                                                                         ------------       -----------
  Total liabilities and stockholders' equity                             $    912,423           904,883
                                                                         ------------       -----------
                                                                         ------------       -----------

--------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)


                                                                               Twelve Weeks Ended
                                                                        ----------------------------------
                                                                        March 28, 1998      March 22, 1997
                                                                        --------------      --------------
Operating activities:
 Net earnings (loss)                                                       $  (2,941)          $   3,056
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Provision for (use of) special charge                                        (850)                -
   Depreciation and amortization                                              11,078              10,905
   Provision for bad debts                                                       160               1,293
   Provision for (use of) losses on closed lease locations                      (680)               (153)
   Extraordinary charge - write off deferred financing costs                     142                 -
   Deferred income taxes                                                      (3,268)             (1,618)
   Deferred compensation                                                         (86)               (311)
   Earnings (loss) of equity investments                                        (220)               (377)
   Other                                                                         108                 773
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                               9,127              12,056
   Inventories                                                                  (190)              2,251
   Prepaid expenses                                                           (1,160)             (5,908)
   Accounts payable and outstanding checks                                    11,537             (29,145)
   Accrued expenses                                                            5,037               8,849
   Income taxes                                                                 (737)              3,311
                                                                           ---------            --------
     Net cash provided by operating activities                                27,057               4,982
                                                                           ---------            --------
Investing activities:
 Dividends received                                                              -                   800
 Disposals of property, plant and equipment, net                               2,189               1,292
 Additions to property,  plant  and  equipment
  excluding capital leases                                                   (13,474)             (7,939)
 Loans to customers                                                           (5,389)             (4,632)
 Payments from customers on loans                                              5,035               1,485
 Sale (repurchase) of receivables                                            (11,700)                -
 Other                                                                           (30)                 28
                                                                           ---------            --------
   Net cash used in investing activities                                     (23,369)             (8,966)
                                                                           ---------            --------

Financing activities:
 Proceeds from revolving debt                                                100,000              15,000
 Dividends paid                                                               (2,038)             (2,015)
 Payments of short-term debt                                                   4,855              (6,550)
 Payments of from long-term debt                                            (106,570)             (2,264)
 Payments of capitalized lease obligations                                      (370)               (275)
 Other                                                                           275                  53
                                                                           ---------            --------
   Net cash (used in) provided by financing activities                        (3,848)              3,949
                                                                           ---------            --------
   Net decrease in cash                                                    $    (160)                (35)
                                                                           ---------            --------
                                                                           ---------            --------

----------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------------
Fiscal period ended March 28, 1998,
January 3, 1998 and December 28, 1996
(In thousands, except per share amounts)                                                                            Foreign
                                                              Common Stock           Additional                     currency
                                                          ---------------------        paid-in       Retained      translation
                                                           Shares        Amount        capital       earnings      adjustment
------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                               11,224      $  18,706         12,013        188,578         (950)
Net earnings                                                  -              -              -           20,032           -
Dividend declared of $.75 per share                           -              -              -           (8,288)          -
Shares issued in connection with acquisition of a
 business                                                     350            584          5,064            -             -
Treasury stock issued upon exercise of options                -              -               47            -             -
Issuance of restricted stock                                  -              -             (308)           -             -
Amortized compensation under restricted stock plan            -              -              -              -             -
Treasury stock purchased                                      -              -              -              -             -
                                                           ------         ------         ------        -------         ----

Balance at December 28, 1996                               11,574         19,290         16,816        200,322         (950)
Net earnings (loss)                                           -              -              -           (1,228)          -
Dividend declared of $.72 per share                           -              -              -           (8,110)          -
Treasury stock issued upon exercise of options                -              -              354            -             -
Amortized compensation under restricted stock plan            -              -              -              -             -
Repayment of notes receivable from holder of
 restricted stock                                             -              -              -              -             -
Distribution of stock pursuant to performance awards          -              -              460            -             -
Treasury stock purchased                                      -              -              -              -             -
Foreign currency translation adjustment                       -              -              -              -            950
Other                                                           1              2             18            -             -
                                                           ------         ------         ------        -------         ----
Balance at January 3, 1998                                 11,575         19,292         17,648        190,984           -
Net earnings (loss)                                           -              -              -           (2,941)          -
Dividend declared of $.18 per share                           -              -              -           (2,038)          -
Treasury stock issued upon exercise of options                -              -               33            -             -
Amortized compensation under restricted stock plan            -              -              -              -             -
Distribution of stock pursuant to performance awards          -              -              226            -             -
Treasury stock purchased                                      -              -              -              -             -
Foreign currency translation adjustment                       -              -              -              -             -
Other                                                         -              -              -              -             -
                                                              -              -              1              -
                                                           ------         ------         ------        -------         ----
Balance at March 28, 1998  (unaudited)                     11,575      $  19,292         17,908        186,005           -
                                                           ------         ------         ------        -------         ----
                                                           ------         ------         ------        -------         ----


NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------
Fiscal period ended March 28, 1998,
January 3, 1998 and December 28, 1996
(In thousands, except per share amounts)                                     Treasury Stock            Total
                                                           Restricted     --------------------     stockholders'
                                                              Stock       Shares        Amount         equity
-----------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                                    -          (346)     $  (3,034)       215,313
Net earnings                                                    -            -              -          20,032
Dividend declared of $.75 per share                             -            -              -          (8,288)
Shares issued in connection with acquisition of a               -
 business                                                       -            -              -           5,648
Treasury stock issued upon exercise of options                  -            6              42             89
Issuance of restricted stock                                  (524)          40            995            163
Amortized compensation under restricted stock plan              24           -              -              24
Treasury stock purchased                                        -            (7)          (120)          (120)
                                                            ------        -----          -----        -------

Balance at December 28, 1996                                  (500)        (307)        (2,117)       232,861
Net earnings (loss)                                             -            -              -          (1,228)
Dividend declared of $.72 per share                             -            -              -          (8,110)
Treasury stock issued upon exercise of options                  -            29            143            497
Amortized compensation under restricted stock plan              29           -              -              29
Repayment of notes receivable from holder of
 restricted stock                                               80           -              -              80
Distribution of stock pursuant to performance awards            -            30            148            608
Treasury stock purchased                                        -            (4)           (89)           (89)
Foreign currency translation adjustment                         -            -              -             950
Other                                                           -            -              -              20
                                                              ----        -----          -----        -------
Balance at January 3, 1998                                    (391)        (252)        (1,915)       225,618
Net earnings (loss)                                             -            -              -          (2,941)
Dividend declared of $.18 per share                             -            -              -          (2,038)
Treasury stock issued upon exercise of options                  -             3             15             48
Amortized compensation under restricted stock plan               7           -              -               7
Distribution of stock pursuant to performance awards            -            13             65            291
Treasury stock purchased                                        -            -              -             -
Foreign currency translation adjustment                         -            -              -             -
Other                                                           -            -              -             -
                                                                -            (1)           (16)           (15)
                                                            ------        -----          -----        -------
Balance at March 28, 1998  (unaudited)                        (384)        (237)     $  (1,851)       220,970
                                                            ------        -----          -----        -------
                                                            ------        -----          -----        -------

-------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                      NASH FINCH COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 28, 1998

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 28, 1998 and January 3, 1998, and the results of operations for the 12-weeks ending March 28, 1998 and March 22, 1997, and the changes in cash flows for the 12-week periods ending March 28, 1998 and March 22, 1997, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $42.6 million and $43.1 million higher at March 28, 1998 and at January 3, 1998, respectively.

NOTE 3

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. Although the SOP is effective beginning on January 1, 1999, the Company has chosen early adoption as of January 4 1998. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Certain costs that are required to be capitalized by the SOP were previously being expensed as incurred by the Company. As a result of this change in accounting, during the quarter the Company capitalized $1.5 million in payroll and payroll-related costs for employees who are directly involved with and devote time to internal-use software development projects.

NOTE 4

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, the weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

(in thousands of shares)                                   Twelve Weeks Ended
                                                        ------------------------
                                                        March 28,      March 23,
                                                          1998           1997
                                                        --------       ---------
Shares for computation of
  basic EPS                                               11,301         11,193
Effect of assumed option
  exercises                                                   35             45
Effect of contingent shares                                   26             83
                                                          ------         ------
Shares for computation of
  diluted EPS                                             11,362         11,321
                                                          ------         ------
                                                          ------         ------



NOTE 5

     On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation ("NFFC"), a wholly-owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. On this date the Company sold $44.6 million of accounts receivable on a non-recourse basis to NFFC. NFFC sold $37.0 million of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. The Agreement is a five-year $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser. At March 28, 1998, the balance of receivables sold under the revolving agreement was $25.3 million.

     On September 8, 1995, the Company entered into an agreement with a financial institution which allowed the Company to sell on a revolving basis customer notes receivable. Although the agreement lapsed on December 28, 1996, the notes, which have maturities through the year 2002, were sold at face value with recourse. As a result, the Company is contingently liable should these notes become uncollectible. The remaining balances of such sold notes receivable totaled $8.4 million and $9.1 million at March 28, 1998 and January 3, 1998, respectively.

NOTE 6

     During the third quarter of 1997, the Company recorded special charges, totaling $31.3 million relative to asset impairment and consolidation of certain warehouses and retail stores. During the first quarter the Company closed distribution facilities in Lexington, Kentucky and Lincoln, Nebraska and closed or sold a total of four retail stores. Costs totaling $.9 million dollars incurred as a result of the shut down of these units were charged to accrued expenses. At March 28, 1998, accrued liabilities established for purposes of the special charges total $15.2 million.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Total revenues for the first quarter 1998 were $937.1 million compared to $947.8 million last year, a decrease of 1.1%. The decline related to both the wholesale and retail segments of the Company.

     Although wholesale revenues for the quarter were positively impacted by sales resulting from the acquisition of the business and assets of United-A.G. Cooperative, Inc. in June 1997, overall wholesale segment revenues declined. Lower revenues were attributed to the planned consolidation of a distribution center in Lexington, Kentucky, and soft market conditions in certain areas of the Midwest. Also, the military division reported lower revenues compared to last year when such revenues were exceptionally high. This reflected reduced sales to European commissaries as well as somewhat lower sales by military commissaries along the East Coast.

     Retail segment revenues were impacted by the closing or sale of twelve under-performing stores since the first quarter of fiscal 1997. Same store sales declined 1.2% as a result of continuing competitive market conditions in several market areas in the upper Midwest.

GROSS MARGINS

     Gross margins for the quarter were 12.5% compared to 12.9% last year. The decline this year is partially attributed to the growing proportion of lower margin wholesale business. During the quarter wholesale segment business represented 81.3% of the Company's consolidated revenues compared to 79.9% for the same period last year. Food price deflation during the period resulted in a LIFO credit of $.5 million compared to $.25 million last year. Retail margins were flat compared to last year. Gains in dry grocery were offset by greater promotional activities in the perishables departments, primarily produce and dairy products. Margins compared to last year were also negatively affected by the timing of religious holidays which occurred later in the second quarter this year.

OPERATING EXPENSE

     Operating expense for the quarter as a percent of revenues was 10.1% compared to 10.5% last year. Expense levels continue to be positively affected by the increased wholesale business which operates at lower expense levels than retail. The Company changed accounting procedures when it adopted Statement of Position (SOP) 98-1 which resulted in $1.5 million of internal development costs related to the HORIZONS project being capitalized during the quarter. Previously these costs had been expensed as incurred.


     During the quarter, the Company continued to execute its strategic plan to consolidate selected warehouses by closing its distribution center in Lexington, Kentucky, and transferring a substantial portion of that facility's volume to the Company's Cincinnati, Ohio and Bluefield, Virginia distribution centers. Although costs associated with the closing had been provided for through the special charge recorded last year, certain expenses totaling approximately $.7 million associated with transferring the business were incurred during the quarter. Some unaccrued expenses may continue until shutdown is complete, but these are not expected to have a material impact on the second quarter.

DEPRECIATION EXPENSE

     Depreciation and amortization expense increased 1.6% compared to last year. The increase reflects capital additions placed in service since last year, offset by the reduction in depreciable assets resulting from the sale of retail stores, and lower depreciation resulting from the write down of impaired assets recorded as part of the special charge last year. Amortization of goodwill and other intangibles for the current and prior year quarter was $1.5 million. Depreciation expense is expected to increase during 1998 as implementation of HORIZONS continues, and greater portions of the developed software are ready for use.

INTEREST EXPENSE

     Interest expense decreased from $7.3 million in the prior year quarter, to $6.9 million this year, a decline of 6.3%. The reduction is attributed to lower debt levels brought about by the sale of receivables at the end of 1997 and improved asset management. While the Company reduced its long-term borrowing rates through refinancing, interest expense is expected to increase because a greater portion of total debt is now based on a fixed interest rate which is higher than the revolving debt rate it replaced.

INCOME TAXES

     The effective tax rate for 1998 is estimated at 41.5%, compared to 41.9% last year.

EARNINGS BEFORE EXTRAORDINARY CHARGE

     Earnings before extraordinary charge were $2.6 million or $.23 per share for the first quarter, compared to $3.1 million or $.27 per share last year. The change in accounting for direct software development costs resulted in an after tax benefit of $.8 million, or $.08 per share. Conversely, costs associated with the transfer of business from Lexington, Kentucky to other facilities adversely affected after tax earnings by $.4 million, or $.04 per share.

EXTRAORDINARY CHARGE

     In conjunction with a planned senior subordinated debt offering, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote off related deferred financing costs totaling $9.5 million, all with drawings under the Company's revolving credit facility. This transaction resulted in an extraordinary charge of $5.6 million or $.49 per share after income tax benefits of $4.0 million.

YEAR 2000

     The Company's resolution to the year 2000 issue is substantially incorporated in the system design of the HORIZONS project. In addition, since all segments of the Company will not be initially impacted by HORIZONS, the Company has been actively engaged in a process designed to mitigate any detrimental effects from the year 2000 to any of these segments.

     The Company has also initiated communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems and operations are vulnerable to those third parties' failure to rectify their own year 2000 services. However, there can be no guarantee that the failure of its system, or others' systems, to operate properly beyond 1999, would not have an adverse effect on the Company's results of operations or financial condition. The Company expects to be completed with year 2000 compliance in mid-1999 and believes that, with the HORIZONS project and modifications of its existing software and systems, year 2000 compliance will not pose significant operating problems.


     Costs associated with a substantial portion of year 2000 compliance coincide with the new software and system design of the HORIZONS project. The cost of year 2000 compliance for business operations not affected by HORIZONS is not expected to have a material effect on results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed the capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt, leasing and equity financing.

     Operating activities generated positive net cash flows of $27.1 million during the quarter compared to $5.0 million a year ago. The increase is primarily due to higher accounts payables and accrued expenses and lower accounts receivable. Working capital was $186.1 million at the end of the quarter, a reduction of $13.8 million during the quarter. The current ratio decreased from 1.68 at the end of fiscal 1997 to 1.59 at the end of the first quarter.

     At March 28, 1998, the Company had $16.2 million in short-term debt compared to $11.3 million at the end of last year.

     During the quarter and in conjunction with a planned senior subordinated debt offering, the Company prepaid $106.3 million of senior notes and paid prepayment premiums of $9.4 million, all of which were financed temporarily through its existing revolving credit facility.

     On April 24, 1998, the Company completed the sale of $165 million 8.5% senior subordinated notes due May 1, 2008, using the net proceeds from the offering after fees and expenses, to reduce certain amounts borrowed under its revolving credit facility.

     Other transactions affecting liquidity during the quarter include capital expenditures of $13.4 million, of which approximately $4.0 million related to HORIZONS, and payment of a cash dividend of $.18 per share on March 13, 1998 to shareholders of record on February 27, 1998.

     The Company believes that borrowing under the revolving credit facility, sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     The information contained in this Form 10-Q includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words like "believes," "expects," "may," "will," "should," "anticipates" or similar expressions, as well as discussions of strategy. Although such statements represent management's current expectations based on available data, they are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. Such risks, uncertainties and other factors may include, but are not limited to, the ability to: meet debt service obligations and maintain future financial flexibility; respond to continuing competitive pricing pressures; retain existing independent wholesale customers and attract new accounts; successfully implement the HORIZONS system in a timely manner and without substantial unexpected cost; otherwise address year 2000 issues as they affect the Company, its customers and vendors; and fully integrate acquisitions and realize expected synergies.

                          PART II - OTHER INFORMATION


Items 1, 2, 3, 4, and 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Third Amendment to Credit Agreement

     27.1 Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     Not applicable.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NASH-FINCH COMPANY
                                  Registrant


Date:     May 12, 1998              By  /s/ Alfred N. Flaten
                                        ----------------------
                                        Alfred N. Flaten
                                        President and Chief Executive Officer



                                    By  /s/ John R. Scherer
                                        ----------------------
                                        John R. Scherer
                                        Chief Financial Officer

                              NASH-FINCH COMPANY

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                ON FORM 10-Q

                    For the Twelve Weeks Ended March 28, 1998

Item No.                  Item                           Method of Filing
--------                  ----                           ----------------
 10.1                     Third Amendment to Credit
                            Agreement                    Filed herewith.
 27.1                     Financial Data Schedule        Filed herewith.