Form 10-Q
period 1998-06-20
NASH FINCH CO
filed 1998-08-04
CIK 69671

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  / X /                OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the twenty-four weeks ended June 20, 1998

                                      or

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

         Number of shares of common stock outstanding at July 31, 1998:

                                                     11,339,905 shares

                        PART I - FINANCIAL INFORMATION

     This report is for the twenty-four week interim period beginning January 4, 1998, through June 20, 1998.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (unaudited)
(In thousands, except per share amounts)


                                                            Twelve Weeks Ended          Twenty-four Weeks Ended
                                                         ------------------------      ------------------------
                                                           June 20,      June 14,       June 20,       June 14,
                                                             1998          1997           1998          1997
                                                         -----------     --------       ---------     ---------
Revenues:
 Net sales                                               $  969,023       960,600        1,894,981     1,896,597
 Other revenues                                              13,816        14,850           24,959        26,685
                                                         -----------     --------        ---------     ---------
  Total revenues                                            982,839       975,450        1,919,940     1,923,282

Cost and expenses:
 Cost of sales                                              885,868       869,791        1,732,830     1,721,850
 Selling, general and administrative expenses                73,989        76,145          141,698       148,433
 Special charges                                            (1,262)             -          (1,262)           -
 Depreciation and amortization                               11,300        10,888           22,378        21,793
 Interest expense                                             6,764         7,500           13,624        14,821
                                                         -----------     --------        ---------     ---------
  Total costs and expenses                                  976,659       964,324        1,909,268     1,906,897

 Earnings before income taxes and
  extraordinary charge                                        6,180        11,126           10,672        16,385

Income taxes                                                  2,564         4,662            4,429         6,865
                                                         -----------     --------        ---------     ---------
 Earnings before extraordinary charge                         3,616         6,464            6,243         9,520


 Extraordinary charge from early extinguishment
  of debt, net of income tax benefit of $3,951                    -             -            5,569             -
                                                         -----------     --------        ---------     ---------
                                                           $  3,616         6,464              674         9,520
                                                         -----------     --------        ---------     ---------
                                                         -----------     --------        ---------     ---------

Basic earnings per share:
 Earnings before extraordinary charge                        $  .32           .58              .55           .85
 Extraordinary charge from early extinguishment
  of debt                                                         -             -             (.49)            -
                                                         -----------     --------        ---------     ---------
  Net earnings                                               $  .32           .58              .06           .85
                                                         -----------     --------        ---------     ---------
                                                         -----------     --------        ---------     ---------

Diluted earnings per share:
 Earnings before extraordinary charge                        $  .32           .57              .55           .84
 Extraordinary charge from early extinguishment
  of debt                                                         -             -             (.49)            -
                                                         -----------     --------        ---------     ---------
 Net earnings                                                $  .32           .57              .06           .84
                                                         -----------     --------        ---------     ---------
                                                         -----------     --------        ---------     ---------
Weighted average number of common and
 common equivalent shares outstanding:
  Basic                                                      11,314        11,220           11,307        11,206

  Diluted                                                    11,364        11,347           11,363        11,333

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)


                                                                                  June 20,      January 3,
                                                                                    1998          1998
                                                                                  --------      ---------
                                                                                 (unaudited)
ASSETS
Current assets:
 Cash                                                                            $     831           933
 Accounts and notes receivable, net                                                174,224       173,962
 Inventories                                                                       275,446       287,801
 Prepaid expenses                                                                   20,136        22,582
 Deferred tax assets                                                                 9,072         9,072
                                                                                 ---------       -------
  Total current assets                                                             479,709       494,350

Investments in affiliates                                                            6,901         7,679
Notes receivable, noncurrent                                                        23,489        23,092

Property, plant and equipment:
 Land                                                                               30,400        31,229
 Buildings and improvements                                                        135,941       137,070
 Furniture, fixtures and equipment                                                 311,131       306,762
 Leasehold improvements                                                             61,399        60,578
 Construction in progress                                                           42,167        28,485
 Assets under capitalized leases                                                    24,878        25,048
                                                                                 ---------       -------
                                                                                   605,916       589,172
 Less accumulated depreciation and amortization                                  (326,252)      (312,939)
                                                                                 ---------       -------
  Net property, plant and equipment                                                279,664       276,233

Intangible assets, net                                                              71,586        70,732
Investment in direct financing leases                                               16,825        19,094
Deferred tax asset - net                                                             2,621         2,622
Other assets                                                                        10,572        11,081
                                                                                 ---------       -------
  Total assets                                                                  $  891,367       904,883
                                                                                 ---------       -------
                                                                                 ---------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Outstanding checks                                                              $  25,800        36,271
 Short-term debt payable to banks                                                      811        11,300
 Current maturities of long-term debt and
 capitalized lease obligations                                                       2,784         7,964
 Accounts payable                                                                  200,084       177,548
 Accrued expenses                                                                   70,957        60,599
 Income taxes                                                                        5,116           737
                                                                                 ---------       -------
  Total current liabilities                                                        305,552       294,419

Long-term debt                                                                     313,747       325,489
Capitalized lease obligations                                                       35,796        38,517
Deferred compensation                                                                6,550         6,768
Other                                                                                7,150        14,072
Stockholders' equity:
 Preferred stock - no par value
  Authorized 500 shares;  none issued                                                    -           -
 Common stock of $1.66 2/3 par value
  Authorized 25,000 shares; 11,575 shares issued in 1998
  and 1997                                                                          19,292        19,292
 Additional paid-in capital                                                         17,924        17,648
 Restricted stock                                                                     (378)         (391)
 Retained earnings                                                                 187,579       190,984
                                                                                 ---------       -------
                                                                                   224,417       227,533
 Less cost of 236 shares and 252 shares of
 common stock in treasury, respectively.                                            (1,845)       (1,915)
                                                                                 ---------       -------
  Total stockholders' equity                                                       222,572       225,618
                                                                                 ---------       -------
  Total liabilities and stockholders' equity                                    $  891,367       904,883
                                                                                 ---------       -------
                                                                                 ---------       -------

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

                                                                                 Twenty-four Weeks Ended
                                                                                 -----------------------
                                                                                  June 20,       June 14,
                                                                                    1998           1997
                                                                                 ---------       --------
Operating activities:
 Net earnings                                                                       $  674         9,520
 Adjustments to reconcile net earnings to net cash
 provided by operating activities:
  Provision for (use of) special charge                                             (2,764)            -
  Depreciation and amortization                                                     22,378        21,793
  Provision for bad debts                                                              976         2,139
  Provision for (use of) losses on closed lease locations                              443          (295)
  Extraordinary charge - write off deferred financing costs                            142             -
  Deferred income taxes                                                                  -         1,978
  Deferred compensation                                                               (218)         (392)
  Earnings of equity investments                                                      (231)         (539)
  Other                                                                                209           869
 Changes in operating assets and liabilities:
  Accounts and notes receivable                                                      2,055       (11,633)
  Inventories                                                                       13,841        10,369
  Prepaid expenses                                                                   2,485        (3,171)
  Accounts payable and outstanding checks                                           12,065        (5,232)
  Accrued expenses                                                                   5,619        10,449
  Income taxes                                                                       4,379         1,181
                                                                                  --------       -------
   Net cash provided by operating activities                                        62,053        37,036
                                                                                  --------       -------

Investing activities:
 Dividends received                                                                    800         1,600
 Disposals of property, plant and equipment, net                                     2,864         6,110
 Additions to property,  plant  and  equipment
  excluding capital leases                                                         (25,151)      (22,666)
 Business acquired                                                                  (1,846)      (16,633)
 Loans to customers                                                                 (7,788)       (7,536)
 Payments from customers on loans                                                    7,650         5,829
 Sale (repurchase) of receivables                                                   (3,001)            -
 Other                                                                              (3,684)         (359)
                                                                                  --------       -------
   Net cash used in investing activities                                           (30,156)      (33,655)
                                                                                  --------       -------
Financing activities:
 (Payment) Proceeds from revolving debt                                            (74,000)       20,000
 Dividends paid                                                                     (4,079)       (4,045)
 Payments of short-term debt                                                       (10,489)      (14,693)
 Proceeds from long-term debt                                                      165,000             -
 Payments of long-term debt                                                       (107,983)       (4,371)
 Payments of capitalized lease obligations                                            (743)         (463)
 Other                                                                                 296           179
                                                                                  --------       -------
   Net cash used in financing activities                                           (31,998)       (3,393)
                                                                                  --------       -------
   Net decrease in cash                                                           $   (101)          (12)
                                                                                  --------       -------
                                                                                  --------       -------

----------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity


------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended June 20, 1998,
January 3, 1998 and December 28, 1996                                                                               Foreign
(In thousands, except per share amounts)                     Common Stock             Additional                    currency
                                                          --------------------         paid-in       Retained      translation
                                                          Shares        Amount         capital       earnings       adjustment
------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                               11,224      $  18,706         12,013        188,578          (950)
Net earnings                                                    -              -              -         20,032           -
Dividend declared of $.75 per share                             -              -              -        (8,288)           -
Shares issued in connection with acquisition of a
 business                                                     350            584          5,064              -           -
Treasury stock issued upon exercise of options                  -              -             47              -           -
Issuance of restricted stock                                    -              -          (308)              -           -
Amortized compensation under restricted stock plan              -              -              -              -           -
Treasury stock purchased                                        -              -              -              -           -
                                                           ------         ------         ------        -------     -------
Balance at December 28, 1996                               11,574         19,290         16,816        200,322        (950)
Net earnings (loss)                                             -              -              -         (1,228)          -
Dividend declared of $.72 per share                             -              -              -         (8,110)          -
Treasury stock issued upon exercise of options                  -              -            354              -           -
Amortized compensation under restricted stock plan              -              -              -              -           -
Repayment of notes receivable from holder of
 restricted stock                                               -              -              -              -           -
Distribution of stock pursuant to performance awards            -              -            460              -           -
Treasury stock purchased                                        -              -              -              -           -
Foreign currency translation adjustment                         -              -              -              -         950
Other                                                           1              2             18              -           -
                                                           ------         ------         ------        -------     -------
Balance at January 3, 1998                                 11,575         19,292         17,648        190,984           -
Net earnings (loss)                                             -              -              -            674           -
Dividend declared of $.18 per share                             -              -              -        (4,079)           -
Treasury stock issued upon exercise of options                  -              -             47              -           -
Amortized compensation under restricted stock plan              -              -              -              -           -
Distribution of stock pursuant to performance awards            -              -            226              -           -
Treasury stock purchased                                        -              -              -              -           -
Other                                                           -              -              -              -           -
                                                                -              -              3              -           -
                                                           ------         ------         ------        -------     -------
Balance at June 20, 1998  (unaudited)                      11,575      $  19,292         17,924        187,579           -
                                                           ------         ------         ------        -------     -------
                                                           ------         ------         ------        -------     -------

------------------------------------------------------------------------------------------------------------------------------

                                                                           Treasury Stock             Total
                                                        Restricted      ----------------------    stockholders'
                                                           Stock         Shares         Amount        equity
------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                                    -          (346)     $  (3,034)       215,313
Net earnings                                                    -              -              -        20,032
Dividend declared of $.75 per share                             -              -              -        (8,288)
Shares issued in connection with acquisition of a business      -              -              -         5,648
Treasury stock issued upon exercise of options                  -              6             42            89
Issuance of restricted stock                                (524)             40            995           163
Amortized compensation under restricted stock plan             24              -              -            24
Treasury stock purchased                                        -             (7)          (120)         (120)
                                                            -----          -----        -------       -------
Balance at December 28, 1996                                 (500)          (307)        (2,117)      232,861
Net earnings (loss)                                             -              -              -        (1,228)
Dividend declared of $.72 per share                             -              -              -        (8,110)
Treasury stock issued upon exercise of options                  -             29            143           497
Amortized compensation under restricted stock plan             29              -              -            29
Repayment of notes receivable from holder of
 restricted stock                                              80              -              -            80
Distribution of stock pursuant to performance awards            -             30            148           608
Treasury stock purchased                                        -             (4)           (89)          (89)
Foreign currency translation adjustment                         -              -              -           950
Other                                                           -              -              -            20
                                                            -----          -----        -------       -------
Balance at January 3, 1998                                   (391)          (252)        (1,915)      225,618
Net earnings                                                    -              -              -           674
Dividend declared of $.36 per share                             -              -              -        (4,079)
Treasury stock issued upon exercise of options                  -              4             21            68
Amortized compensation under restricted stock plan             13              -              -            13
Distribution of stock pursuant to performance awards            -             13             65           291
Treasury stock purchased                                        -              -              -             -
Other                                                           -              -              -             -
                                                                -             (1)           (16)          (13)
                                                            -----          -----        -------       -------
Balance at June 20, 1998  (unaudited)                        (378)          (236)     $  (1,845)      222,572
                                                            -----          -----        -------       -------
                                                            -----          -----        -------       -------

----------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                      NASH FINCH COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 20, 1998

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 20, 1998 and January 3, 1998, and the results of operations for the 12 and 24-weeks ending June 20, 1998 and June 14, 1997, and the changes in cash flows for the 24-week periods ending June 20, 1998 and June 14, 1997, respectively. All material intercompany accounts and transactions have been eliminated in the condensed financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Effective with the second quarter of 1998, warehousing and transportation expenses, historically classified as selling, general and administrative expenses and other operating expenses, are reclassified as cost of sales. Amounts in prior periods were reclassified to conform with current presentation. The amounts reclassified were $25.1 million and $24.3 million for the current and prior year quarter, respectively, and $51.7 million and $51.2 million for the current and prior year to date, respectively. The reclassifications have impact on neither operating income nor net income and conform the Company's financial reporting with the reporting practices of other large food wholesale distribution companies.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $43.3 million and $43.1 million higher at June 20, 1998 and at January 3, 1998, respectively.

NOTE 3

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. Although the SOP is effective beginning on January 1, 1999, the Company has chosen early adoption as of January 4 1998. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Certain costs that are required to be capitalized by the SOP were previously being expensed as incurred by the Company. As a result of this change in accounting, the Company capitalized $1.4 million and $2.9 million, for the quarter and year to date, respectively, in payroll and payroll-related costs for employees who are directly involved with and devote time to internal-use software development projects.

NOTE 4

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, the weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

(in thousands of shares)                                   12 weeks ended                  24 weeks ended
                                                         -----------------------         ----------------------
                                                         June 20,        June 14,       June 20,      June 14,
                                                           1998            1997           1998         1997
                                                         -----------------------         ----------------------
Shares for computation of   basic EPS                      11,314         11,220         11,307        11,206
Effect of assumed option exercises                             24             44             30            44
Effect of contingent shares                                    26             83             26            83
                                                         -----------------------         --------------------
Shares for computation of diluted EPS                      11,364         11,347         11,363        11,333
                                                         -----------------------         --------------------
                                                         -----------------------         --------------------


NOTE 5

     On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation ("NFFC"), a wholly-owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. On this date the Company sold $44.6 million of accounts receivable on a non-recourse basis to NFFC. NFFC sold $37.0 million of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. The Agreement is a five-year $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided
interests in  these receivables to the Purchaser.      At June 20, 1998, the
balance of receivables sold under the revolving agreement was $ 34.0 million.

     On September 8, 1995, the Company entered into an agreement with a financial institution which allowed the Company to sell, on a revolving basis, customer notes receivable. Although the agreement lapsed on December 28, 1996, the notes, which have maturities through the year 2002, were sold at face value with recourse. As a result, the Company is contingently liable should these notes become uncollectible. The remaining balances of such sold notes receivable totaled $7.6 million and $ 9.1 million at June 20, 1998 and January 3, 1998, respectively.

NOTE 6

     During the third quarter of 1997, the Company recorded special charges, totaling $31.3 million relative to asset impairment and consolidation of certain warehouses and retail stores. During 1998 the Company closed distribution facilities in Lexington, Kentucky and Lincoln, Nebraska and closed or sold a total of five retail stores. Costs totaling $1.5 million incurred as a result of the shut down of these units were charged to accrued expenses. In addition, $1.3 million associated with the planned closing of a retail store was reflected as special charges income following the sale of the store. At June 20, 1998, accrued liabilities established for purposes of the special charges total $13.3 million.

NOTE 7

On April 24, 1998, the Company completed the sale of $165 million 8.5% senior subordinated notes due May 1, 2008, using the net proceeds from the offering after fees and expenses, to reduce certain amounts borrowed under its revolving credit facility.

In the first quarter of 1998, in conjunction with the planned senior subordinated debt offering, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote off related deferred financing costs totaling $9.5 million. This transaction resulted in an extraordinary charge of $5.6 million or $.49 per share net of income tax benefits of $4.0 million.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the second quarter of 1998 were $982.8 million compared to $975.4 million last year, an increase of .8%. On a year to date basis, revenues were $1.920 billion compared to $1.923 billion last year, a decline of .2%. Revenue gains for the quarter were largely attributed to the acquisition of the business and assets of United-A.G. Cooperative, Inc.("United-A.G.")in June 1997, offset by retail segment sales declines. Year to date revenues continue to reflect soft market conditions in certain areas of the Midwest and the loss of some portion of the business as a result of closing the Lexington, Kentucky distribution center in the first quarter of 1998.

Wholesale segment revenues for the quarter increased 2.9% from $771.7 million last year to $794.1 million. On a year to date basis, wholesale revenues were $1.554 billion compared to $1.528 billion last year, an increase of 1.7%. The increases were principally related to the United-A.G. acquisition.

Retail segment sales for the quarter and year to date were $176.8 million and $347.5 million, respectively, compared to $190.1 million and $375.3 million for the same periods last year. The declines are largely due to the closing or sale of 15 stores since the end of the second quarter of 1997, partially offset by the opening or purchase of seven stores during the same period. Same store sales for the quarter increased .3% but declined .3% year to date compared to last year.

GROSS MARGINS

Gross margins for the quarter were 9.9% compared to 10.8% last year. On a year to date basis, margins were 9.8% in 1998 compared to 10.5% for the first half of 1997. The decline this year is partially attributed to the greater proportion of lower margin wholesale business. During the quarter, wholesale segment business represented 80.8% of the Company's consolidated revenues compared to 79.1% for the same period last year. Retail margins declined as a result of continuing competitive pressures in certain markets.

Although food prices generally showed deflation, price increases in tobacco and tobacco-related products resulted in a LIFO charge of $.8 million for the quarter, compared to $.3 million last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses as a percent of total revenues were 7.5% and 7.4% for the quarter and year to date, respectively, compared to 7.8% and 7.7% for the comparable periods last year. Expense levels compare favorably to last year because of the increasing proportion of wholesale business which typically operates at lower expense levels than retail. The Company changed accounting policies when it adopted Statement of Position (SOP) 98-1 which resulted in the capitalization of $1.4 million for the quarter and $2.9 million year to date, of internal development costs related to HORIZONS. Since these costs had been previously expensed, this change in accounting increased diluted earnings per share by $.07 and $.15 per share for the quarter and year to date, respectively. Information system expenses primarily related to HORIZONS increased $.5 million and $1.3 million for the quarter and year to date, respectively, compared to last year, partially offsetting the effect of the accounting change.

The HORIZONS project is expected to increase operating expense for the remainder of 1998 and until roll-out and implementation are completed.

During the quarter, the Company recorded expenses of $1.3 million for continuing lease costs related to real estate in North Carolina. A lease assigned to a third party was reassigned back to the Company following that party's bankruptcy petition.

SPECIAL CHARGES

During the quarter, the Company completed an assignment of a lease and sale of certain assets related to a retail store included in the special charges recorded in 1997. As a result of this transaction, $1.3 million in accrued costs were reflected as special charges income during the second quarter.

DEPRECIATION EXPENSE

Depreciation and amortization expense increased 1.6% and 2.7% for the quarter and year to date, respectively, compared to last year. The increases reflect capital additions placed in service since last year, somewhat offset by the reduction in depreciable assets resulting from the sale of retail stores, and lower depreciation resulting from the write down of impaired assets recorded as part of the special charges last year. Amortization of goodwill and other intangibles for the current and prior year quarter were $1.6 and $1.5 million, respectively. Depreciation expense related to HORIZONS increased $.4 million and $.8 million for the quarter and year to date, respectively, compared to the same periods last year. Depreciation expense is expected to increase as implementation of HORIZONS continues, and greater portions of the developed software is ready for use.

INTEREST EXPENSE

Interest expense decreased from $7.5 million in the prior year quarter, to $6.8 million this year, a decline of 9.8%. The reduction is attributed to lower debt levels brought about by the sale of receivables at the end of 1997 and improved asset management. Also, the Company reduced its long-term borrowing rates through the sale of $165.0 million of senior subordinated notes which was completed during the quarter.

INCOME TAXES

The effective tax rate for 1998 is estimated at 41.5%, compared to 41.9% last year.

EXTRAORDINARY CHARGE

During the first quarter of 1998, in conjunction with a planned senior subordinated debt offering, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote off related deferred financing costs totaling $9.5 million, all with drawings under the Company's revolving credit facility. This transaction resulted in an extraordinary charge of $5.6 million or $.49 per share after income tax benefits of $4.0 million.

NET EARNINGS

Net earnings for the quarter were $3.6 million compared to $6.5 million last year, a reduction of 55.9%. The decline is attributed to weak performance at retail resulting from heightened competition in several market areas and lower results from certain wholesale operations, in particular, Super Food. In addition, Nash DeCamp's performance for the quarter was negatively impacted by adverse weather conditions in both California and Chile.

YEAR 2000

The Company's HORIZONS project incorporates resolution of year 2000 issues. To the extent that HORIZONS is not implemented throughout the Company, there is a remediation process underway which will insure that all of the Company's systems are year 2000 compliant.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt, lease and equity financing.

Operating activities generated positive net cash flows of $62.1 million during the quarter compared to $37.0 million a year ago. The increase is primarily due to reduction in inventory and receivables and an increase in accounts payables. Working capital was $174.2 million at the end of the quarter, a reduction of $25.8 million, or 12.9%, during the first half of 1998. The current ratio decreased from 1.68 at the end of fiscal 1997 to 1.57 at the end of the first quarter.

At June 20, 1998, the Company had $.8 million in short-term debt compared to $11.3 million at the end of last year.

On April 24, 1998, the Company completed the sale of $165 million 8.5% senior subordinated notes due May 1, 2008, using the net proceeds from the offering, after fees and expenses, to reduce certain amounts borrowed under its revolving credit facility.

Other transactions affecting liquidity during the quarter include capital expenditures of $11.7 million, of which approximately $7.8 million related to HORIZONS, and payment of a cash dividend of $.18 per share.

On June 8, 1998 the Company acquired five retail stores from Harris Supermarkets of Greenville, Inc. a former customer based in Greenville, North Carolina, for cash totaling approximately $1.8 million. Subsequent to the quarter close, the Company sold three stores to Miracle Mart, Inc., a new wholesale customer in Mandan, North Dakota, for approximately $4.7 million in cash.

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

Items 1, 2, and 3 are not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)       The annual meeting of stockholders was held on May 12, 1998.

(b) Not required. (Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.)

(c) At the annual meeting, the following proposals were presented to the shareholders and voted upon: (1) election of directors,
          (2) elimination of the classified structure of the Board of Directors, and (3) prompt sale of the Company to the highest bidder.

         (1) ELECTION OF DIRECTORS.

             Four director nominees were elected to serve for three-year terms expiring in 2001, all of whom were incumbent directors. The terms of the other seven directors do not expire until 1999 and 2000.

             The director nominees and voting results are as follows:


                                                         Votes         Broker
             Nominee                 Votes For          Withheld      Non-Votes
             -------                -------------      -----------    ---------
             Alfred N. Flaten *     9,332,488.594      326,632.186      - 0 -
             Allister P. Graham     9,427,697.105      231,423.675      - 0 -
             Richard G. Lareau      9,376,142.632      282,978.148      - 0 -
             Jerome O. Rodysill     9,400,979.503      258,141.277      - 0 -

             * Alfred N. Flaten resigned from the Board of Directors and retired as President and Chief Executive Officer of the Company as of June 1, 1998. Effective on that date, the Board of Directors elected Ron Marshall, who succeeded Mr. Flaten as President and Chief Executive Officer, to fill the vacancy on the Board created by Mr. Flaten's resignation.

         (2) ELIMINATION OF THE CLASSIFIED STRUCTURE OF THE BOARD OF DIRECTORS.

             A stockholder proposal was introduced to request the Board of Directors to take the necessary steps, in accordance with state law, to declassify the Board of Directors so that all directors are elected annually. This stockholder proposal provided that such declassification was to be effected in a manner that did not affect the unexpired terms of directors previously elected.

             The voting results are as follows:

              Votes For       Votes Against     Abstentions    Broker Non-Votes
              -------------   -------------     -----------    ----------------
              4,046,659.698   3,795,176.683      57,803.399       1,759,481

          (3) PROMPT SALE OF NASH FINCH COMPANY TO THE HIGHEST BIDDER.

              A stockholder proposal was introduced to urge the Board of Directors to arrange for the prompt sale of Nash Finch Company to the highest bidder.

              The voting results are as follows:


              Votes For       Votes Against     Abstentions    Broker Non-Votes
              -----------     -------------     -----------    ----------------

              708,131.464     7,106,763.067      84,745.249     1,759,481


ITEM 5.   OTHER INFORMATION.

          As of the date of the 1998 Annual Stockholders' Meeting, Rule 14a-4(c) under the Securities and Exchange Act of 1934 provided that a proxy could grant discretionary authority to vote on matters at an annual stockholders' meeting if (i) the person or persons soliciting the proxy did not know that such matters were to be presented at the annual stockholders' meeting at least a reasonable time before the solicitation and
(ii) a specific statement to that effect is made in the proxy statement or form of proxy. In a recent release by the Securities and Exchange Commission, Rule 14a-4(c) was revised to remove the ambiguity of a "reasonable time" and establish a bright-line test for when proxies could grant discretionary authority to vote on matters not submitted to the company in compliance with Rule 14a-8.

          As revised, Rule 14a-4(c) provides that a proxy can grant discretionary authority to vote on matters at an annual stockholders' meeting if (i) the company has not received notice of the matter at least 45 days before the date on which the company first mailed its proxy materials for the prior year's annual stockholders' meeting and (ii) a specific statement that the company has not received such notice is included in the proxy statement or form of proxy. As a result of the revisions, the Company hereby gives notice to all stockholders that the deadline for submitting non-Rule 14a-8 stockholder proposals for the Company's 1999 Annual Stockholders' Meeting is February 22, 1999. Any stockholder proposals submitted after February 22, 1999, will be considered untimely for purposes of Rules 14a-4 and 14a-5(e).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

          4.1 Indenture dated as of April 24, 1998 between the Company, the Guarantors, and U.S. Bank Trust National Association
          4.2  Form of Company's 8.5% Senior Subordinated Notes due 2008,
               Series A
          4.3  Form of Company's 8.5% Senior Subordinated Notes due 2008,
               Series B
         27.1  Financial Data Schedule
         27.2  Financial Data Schedule
               Restatement of 1st QTR

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


                                 NASH-FINCH COMPANY
                                 ------------------
                                     Registrant


 Date:   August 4, 1998               By /s/ John R. Scherer
                                      -------------------------------------
                                      John R. Scherer
                                      Chief Financial Officer


                                      By /s/ Lawrence A. Wojtasiak
                                      -------------------------------------
                                      Lawrence A. Wojtasiak
                                      Controller

                                 NASH FINCH COMPANY

                         EXHIBIT INDEX TO QUARTERLY REPORT
                                    ON FORM 10-Q
                   For the Twenty Four Weeks Ended June 20, 1998



ITEM NO. ITEM                                   METHOD OF FILING
-------- ----                                   ----------------

4.1      Indenture dated as of April 24,        Incorporated by reference to
         1998 between the Company, the          Exhibit 4.2 to the Company's
         Guarantors, and U.S. Bank Trust        Registration Statement on Form
         National Association                   S-4 filed May 22, 1998
                                                (File No. 333-53363).

4.2      Form of Company's 8.5% Senior          Contained in the Indenture
         Subordinated Notes due 2008, Series A  filed as Item No. 4.1.

4.3      Form of Company's 8.5% Senior          Contained in the Indenture
         Subordinated Notes due 2008, Series B  filed as Item No. 4.1.

27.1     Financial Data Schedule                Filed herewith.

27.2     Financial Data Schedule                Filed herewith.
         Restatement of 1st QTR.