Form 10-Q
period 1998-10-10
NASH FINCH CO
filed 1998-11-24
CIK 69671

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


(Mark One)


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    /X/            OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the forty weeks ended October 10, 1998

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

Number of shares of common stock outstanding at November 19, 1998:

                                                       11,341,582 shares

                        PART I - FINANCIAL INFORMATION

     This report is for the forty week interim period beginning January 4, 1998, through October 10, 1998.

     The accompanying financial information has been prepared in conformity with generally accepted accounting principles and practices, and methods of applying accounting principles and practices, (including consolidation practices) as reflected in the financial information included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the preceding fiscal year. The financial statements included in this quarterly report include all adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations for the interim period.

     The information contained herein has not been audited by independent auditors and is subject to any adjustments which may develop in connection with the annual audit of its accounts by Ernst & Young LLP, the Company's independent auditors.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (unaudited)
(In thousands, except per share amounts)

                                                              Sixteen Weeks Ended             Forty Weeks Ended
                                                        ------------------------------    -------------------------
                                                        October 10,         October 4,    October 10,     October 4,
                                                           1998                1997          1998            1997
                                                        ------------       -----------    -----------     ----------
Revenues:
   Net sales                                            $  1,280,599       1,329,114       3,175,580       3,225,711
   Other revenues                                             26,808          25,316          51,767          52,001
                                                        ------------       -----------    -----------     ----------
      Total revenues                                       1,307,407       1,354,430       3,227,347       3,277,712

Cost and expenses:
   Cost of sales                                           1,187,265       1,228,364       2,920,095       2,950,214
   Selling, general and administrative expenses               91,539          94,257         233,237         242,690
   Special charges                                               -            31,272          (1,262)         31,272
   Depreciation and amortization                              14,100          14,660          36,478          36,453
   Interest expense                                            8,694           9,769          22,318          24,590
                                                        ------------       -----------    -----------     ----------
      Total costs and expenses                             1,301,598       1,378,322       3,210,866       3,285,219

   Earnings (loss) before income taxes and
      extraordinary charge                                     5,809         (23,892)         16,481          (7,507)

Income taxes (benefit)                                         2,411          (7,435)          6,840            (570)
                                                        ------------       -----------    -----------     ----------

   Earnings (loss) before extraordinary charge                 3,398         (16,457)          9,641          (6,937)


   Extraordinary charge from early extinguishment
      of debt, net of income tax benefit of $3,951               -               -             5,569             -
                                                        ------------       -----------    -----------     ----------

   Net earnings (loss)                                  $      3,398         (16,457)          4,072          (6,937)
                                                        ------------       -----------    -----------     ----------
                                                        ------------       -----------    -----------     ----------

Basic and diluted earnings (loss) per share:
   Earnings (loss) before extraordinary charge          $        .30           (1.46)            .85           (0.61)
   Extraordinary charge from early extinguishment
      of debt                                                    -               -              (.49)            -
                                                        ------------       -----------    -----------     ----------
   Net earnings (loss)                                  $        .30           (1.46)            .36           (0.61)
                                                        ------------       -----------    -----------     ----------
                                                        ------------       -----------    -----------     ----------

Weighted average number of common and
   common equivalent shares outstanding:
      Basic                                                   11,314          11,308          11,310          11,297

      Diluted                                                 11,340          11,308          11,336          11,297


---------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

                                                                          October 10,           January 3,
                                                                             1998                  1998
                                                                          -----------          ----------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash                                                                    $      979                 933
   Accounts and notes receivable, net                                         185,965             173,962
   Inventories                                                                300,655             287,801
   Prepaid expenses                                                            17,595              22,582
   Deferred tax assets                                                          9,071               9,072
                                                                          -----------          ----------
      Total current assets                                                    514,265             494,350

Investments in affiliates                                                       6,871               7,679
Notes receivable, noncurrent                                                   23,613              23,092
Property, plant and equipment:
   Land                                                                        27,570              31,229
   Buildings and improvements                                                 133,429             137,070
   Furniture, fixtures and equipment                                          309,628             306,762
   Leasehold improvements                                                      65,601              60,578
   Construction in progress                                                    44,047              28,485
   Assets under capitalized leases                                             24,877              25,048
                                                                          -----------          ----------
                                                                              605,152             589,172
   Less accumulated depreciation and amortization                            (332,004)           (312,939)
                                                                          -----------          ----------
      Net property, plant and equipment                                       273,148             276,233

Intangible assets, net                                                         70,818              70,732
Investment in direct financing leases                                          16,303              19,094
Deferred tax asset - net                                                        2,621               2,622
Other assets                                                                   10,234              11,081
                                                                          -----------          ----------
      Total assets                                                         $  917,873             904,883
                                                                          -----------          ----------
                                                                          -----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Outstanding checks                                                      $   22,404              36,271
   Short-term debt payable to banks                                            11,350              11,300
   Current maturities of long-term debt and
     capitalized lease obligations                                              2,639               7,964
   Accounts payable                                                           215,960             177,548
   Accrued expenses                                                            76,986              60,599
   Income taxes                                                                 6,723                 737
                                                                          -----------          ----------
      Total current liabilities                                               336,062             294,419

Long-term debt                                                                308,531             325,489
Capitalized lease obligations                                                  35,026              38,517
Deferred compensation                                                           6,365               6,768
Other                                                                           7,875              14,072
Stockholders' equity:
   Preferred stock - no par value
      Authorized 500 shares;  none issued                                         -                   -
   Common stock of $1.66 2/3 par value
      Authorized 25,000 shares, issued 11,575 shares issued in 1998
      and 1997                                                                 19,292              19,292
   Additional paid-in capital                                                  17,944              17,648
   Restricted stock                                                              (322)               (391)
   Retained earnings                                                          188,935             190,984
                                                                          -----------          ----------
                                                                              225,849             227,533
   Less cost of 234 shares and 252 shares of
     common stock in treasury, respectively.                                   (1,835)             (1,915)
                                                                          -----------          ----------
      Total stockholders' equity                                              224,014             225,618
                                                                          -----------          ----------

      Total liabilities and stockholders' equity                           $  917,873             904,883
                                                                          -----------          ----------
                                                                          -----------          ----------

----------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                            Forty Weeks Ended
                                                                    --------------------------------
                                                                    October 10,           October 4,
                                                                       1998                  1997
                                                                    -----------           ----------
Operating activities:
   Net earnings                                                     $     4,072              (6,937)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Special Charges                                                    (3,595)             28,749
      Depreciation and amortization                                      36,620              36,453
      Provision for bad debts                                             1,878               2,771
      Provision for losses on closed lease locations                      1,178                (601)
      Extraordinary Charges - writeoff deferred financing costs             142                 -
      Deferred income taxes                                                 -                (9,420)
      Deferred compensation                                                (404)               (538)
      Earnings of equity investments                                       (201)             (2,565)
      Other                                                              (2,120)              1,891
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                      (4,090)                (18)
      Inventories                                                       (10,216)            (15,454)
      Prepaid expenses                                                    5,027               1,480
      Accounts payable and outstanding checks                            24,532               3,915
      Accrued expenses                                                   12,387              13,789
      Income taxes                                                        5,986              (1,045)
                                                                    -----------           ----------
         Net cash provided by operating activities                       71,196              52,470
                                                                    -----------           ----------

Investing activities:
   Dividends received                                                       799               1,599
   Disposal of property, plant and equipment                             11,994              11,534
   Additions to property, plant and equipment
      excluding capital leases                                          (39,980)            (44,231)
   Business acquired, net of cash acquired                               (2,895)            (17,748)
   Sale (repurchase) of receivables                                      (7,400)                -
   Loans to customers                                                   (12,118)            (15,589)
   Payments from customers on loans                                      12,205              10,959
   Other                                                                 (4,624)               (749)
                                                                    -----------           ----------
      Net cash used for investing activities                            (42,019)            (54,225)
                                                                    -----------           ----------

Financing activities:
   Dividends paid                                                        (6,121)             (6,077)
   Payments of short-term debt                                               50              (4,094)
   Proceeds from long-term debt                                         165,000                 -
   Payments of long-term debt                                          (108,219)             (5,466)
   Proceeds from revolving debt                                         (79,000)             20,000
   Payments of capitalized lease obligations                             (1,205)             (3,089)
   Other                                                                    364                 451
                                                                    -----------           ----------

      Net cash provided by  financing activities                        (29,131)              1,725
                                                                    -----------           ----------
         Net increase (decrease) in cash                            $        46                 (30)
                                                                    -----------           ----------
                                                                    -----------           ----------

----------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------
Fiscal period ended October 10, 1998,
January 3, 1998 and December 28, 1996
(In thousands, except per share amounts)

                                                                                                                         Foreign
                                                                   Common Stock           Additional                     currency
                                                              ----------------------        paid-in        Retained     translation
                                                               Shares        Amount         capital        earnings     adjustment
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                                   11,224      $  18,706         12,013        188,578           (950)
Net earnings                                                      -              -              -           20,032            -
Dividend declared of $.75 per share                               -              -              -           (8,288)           -
Shares issued in connection with acquisition of a
   business                                                       350            584          5,064            -              -
Treasury stock issued upon exercise of options                    -              -               47            -              -
Issuance of restricted stock                                      -              -             (308)           -              -
Amortized compensation under restricted stock plan                -              -              -              -              -
Treasury stock purchased                                          -              -              -              -              -
                                                              ---------    ----------       --------      ---------        ---------

Balance at December 28, 1996                                   11,574         19,290         16,816        200,322           (950)
Net earnings (loss)                                               -              -              -           (1,228)           -
Dividend declared of $.72 per share                               -              -              -           (8,110)           -
Treasury stock issued upon exercise of options                    -              -              354            -              -
Amortized compensation under restricted stock plan                -              -              -              -              -
Repayment of notes receivable from holder of
   restricted stock                                               -              -              -              -              -
Distribution of stock pursuant to performance awards              -              -              460            -              -
Treasury stock purchased                                          -              -              -              -              -
Foreign currency translation adjustment                           -              -              -              -              950
Other                                                               1              2             18            -              -
                                                              ---------    ----------       --------      ---------        ---------

Balance at January 3, 1998                                     11,575         19,292         17,648        190,984            -
Net earnings                                                      -              -              -            4,072            -
Dividend declared of $.54 per share                               -              -              -           (6,121)           -
Treasury stock issued upon exercise of options                    -              -               47            -              -
Amortized compensation under restricted stock plan                -              -              -              -              -
Repayment of notes receivable from holder of
   restricted stock                                               -              -              -              -              -
Distribution of stock pursuant to performance awards              -              -              246            -              -
Other                                                             -              -                3            -              -
                                                              ---------    ----------       --------      ---------        ---------
Balance at October 10, 1998 (unaudited)                        11,575      $  19,292         17,944        188,935            -
                                                              ---------    ----------       --------      ---------        ---------
                                                              ---------    ----------       --------      ---------        ---------





                                                                                  Treasury Stock            Total
                                                            Restricted       -----------------------      stockholders'
                                                              Stock           Shares         Amount         equity
-----------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995                                      -             (346)      $ (3,034)       215,313
Net earnings                                                      -              -              -           20,032
Dividend declared of $.75 per share                               -              -              -           (8,288)
Shares issued in connection with acquisition of a                 -
   business                                                                      -              -            5,648
Treasury stock issued upon exercise of options                                     6             42             89
Issuance of restricted stock                                     (524)            40            995            163
Amortized compensation under restricted stock plan                 24            -              -               24
Treasury stock purchased                                          -               (7)          (120)          (120)
                                                              ---------    ----------       --------      ---------

Balance at December 28, 1996                                     (500)          (307)        (2,117)       232,861
Net earnings (loss)                                               -              -              -           (1,228)
Dividend declared of $.72 per share                               -              -              -           (8,110)
Treasury stock issued upon exercise of options                    -               29            143            497
Amortized compensation under restricted stock plan                 29            -              -               29
Repayment of notes receivable from holder of
   restricted stock                                                80            -              -               80
Distribution of stock pursuant to performance awards              -               30            148            608
Treasury stock purchased                                          -               (4)           (89)           (89)
Foreign currency translation adjustment                           -              -              -              950
Other                                                             -              -              -               20
                                                              ---------    ----------       --------      ---------

Balance at January 3, 1998                                       (391)          (252)        (1,915)       225,618
Net earnings                                                      -              -              -            4,072
Dividend declared of $.54 per share                               -              -              -           (6,121)
Treasury stock issued upon exercise of options                    -                4             21             68
Amortized compensation under restricted stock plan                 23            -              -               23
Repayment of notes receivable from holder of
   restricted stock                                                46            -              -               46
Distribution of stock pursuant to performance awards              -               15             75            321
Other                                                             -               (1)           (16)           (13)
                                                              ---------    ----------       --------      ---------
Balance at October 10, 1998 (unaudited)                          (322)          (234)        $(1,835)       224,014
                                                              ---------    ----------       --------      ---------
                                                              ---------    ----------       --------      ---------

--------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                        NASH FINCH COMPANY AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 10, 1998

NOTE 1

      The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 10, 1998 and January 3, 1998, the results of operations for the 40-weeks ending October 10, 1998 and October 4, 1997, and the changes in cash flows for the 40-week period ending October 10, 1998 and October 4, 1997, respectively. All material inter company accounts and transactions have been eliminated in the condensed consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Warehousing and transportation expenses, historically classified as selling, general and administrative expenses and other operating expenses, are reclassified as cost of sales. Amounts in prior periods were reclassified to conform with current presentation. For the current and prior year quarter, $41.3 million and $42.5 million were reclassified respectively, and $101.1 million and $99.8 million for the current and prior year to date, respectively. The reclassifications have impact on neither operating income nor net income and conform the Company's financial reporting with the reporting practices of other large food wholesale distribution companies.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

   The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $44.1 million and $43.1 million higher at October 10, 1998 and at January 3, 1998, respectively.

NOTE 3

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. Although the SOP is effective beginning on January 1, 1999, the Company has chosen early adoption as of January 4, 1998. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Certain costs that are required to be capitalized by the SOP were previously being expensed as incurred by the Company. As a result of this change in accounting in 1998, the Company capitalized $2.2 million and $5.1 million, for the quarter and year to date, respectively, in payroll and payroll-related costs for employees who are directly involved with and devote time to internal-use software development projects.

NOTE 4

   Pursuant to the provisions of Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, the weighted average shares used in computing basic and diluted earnings per share (EPS) are as follows:

     (in thousands of shares)              16 weeks ended               40 weeks ended
                                     --------------------------   -------------------------
                                     October 10,     October 4,   October 10,    October 4,
                                        1998            1997         1998          1997
                                     -----------     ----------   -----------    ----------
     Shares for computation of
       basic EPS                        11,314          11,308      11,310        11,297
     Effect of contingent shares            26                          26
                                     -----------     ----------   -----------    ----------
     Shares for computation of
       diluted EPS                      11,340          11,308      11,336        11,297
                                     -----------     ----------   -----------    ----------
                                     -----------     ----------   -----------    ----------

The impact of contingent shares in 1997 would have been antidilutive.

NOTE 5

   On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation ("NFFC"), a wholly-owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. On this date the Company sold $44.6 million of accounts receivable on a non-recourse basis to NFFC. NFFC sold $37.0 million of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. The Agreement is a five-year $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser. At October 10, 1998, the balance of receivables sold under the revolving agreement was $29.6 million.

   On September 8, 1995, the Company entered into an agreement with a financial institution which allowed the Company to sell, on a revolving basis, customer notes receivable. Although the agreement lapsed on December 28, 1996, the notes, which have maturities through the year 2002, were sold at face value with recourse. As a result, the Company is contingently liable should these notes become uncollectible. The remaining balances of such sold notes receivable totaled $6.2 million and $9.1 million at October 10, 1998 and January 3, 1998, respectively.

NOTE 6

   During the third quarter of 1997, the Company recorded special charges, totaling $31.3 million relative to asset impairment and consolidation of certain warehouses and retail stores. During 1998, the Company closed distribution facilities in Lexington, Kentucky and Lincoln, Nebraska and closed or sold a total of five retail stores. Costs totaling $2.3 million incurred as a result of the shut down of these units were charged to accrued expenses. In addition, $1.3 million associated with the planned closing of a retail store was reflected as special charges income following the sale of the store. At October 10, 1998, accrued liabilities established for purposes of the special charges total $12.4 million.

   On November 17, 1998 the Company announced that it will close its distribution center in Grand Island, Nebraska in January 1999. The facility is owned by the Company and will be marketed for sale after the closing is completed. Most of the distribution business will be consolidated into the Company's distribution center in Omaha, Nebraska. Costs associated with the warehouse consolidation were provided through last year's special charges.

NOTE 7

   On April 24, 1998, the Company completed the sale of $165 million 8.5% senior subordinated notes due May 1, 2008, using the net proceeds from the offering after fees and expenses, to reduce certain amounts borrowed under its revolving credit facility.

   In the first quarter of 1998, in conjunction with the planned senior subordinated debt offering, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote off related deferred financing costs totaling $9.5 million. This transaction resulted in an extraordinary charge of $5.6 million, or $.49 per share, net of income tax benefits of $4.0 million.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the third quarter were $1.307 billion compared to $1.354 billion last year, a decrease of 3.5%. On a year to date basis, revenues were $3.227 billion compared to $3.278 billion last year, a reduction of 1.5%. During the quarter, both the wholesale and retail segments of the Company experienced revenue declines.

Wholesale segment revenues for the quarter decreased 1.6% from $1.073 billion in 1997 to $1.055 billion in 1998. The decline, largely attributed to Super Food, in particular from competitive pressures realized by its Michigan operation, more than offset revenue gains reported by certain Midwest and Southeast non-military distribution centers. During the quarter, the Company began servicing two stores operated by a new independent retailer following a transaction in which the Company sold the retailer three of its corporately owned retail locations in North Dakota. On a year to date basis, wholesale revenues were $2.610 billion compared to $2.601 billion last year, an increase of .3% principally attributable to the United-A.G. acquisition which occurred in June 1997.

Retail segment revenues for the quarter and year to date were $221.0 million and $568.5 million, respectively, compared to $250.8 million and $626.1 million for the same periods last year. The declines are largely due to the closing or sale of 15 stores since the end of the third quarter of 1997, partially offset by the opening or purchase of nine stores during the same period. Included in the stores purchased were three locations in the Rapid City, South Dakota area, acquired from Sooper Dooper Markets, Inc. late in the quarter. Same store revenues for both the quarter and year to date were flat compared to last year.

GROSS MARGINS

Gross margins for the quarter were 9.2% compared to 9.3% last year. On a year to date basis, margins were 9.5% in 1998 compared to 10.0% for the three quarters of 1997. The decline this year is partially attributed to the growing proportion of lower margin wholesale business. For the quarter and year to date, wholesale segment business represented 81.1% of the Company's consolidated revenues compared to 79.5% for the same period last year. A decline in retail margins as a result of continuing competitive pressures in certain markets, also contributed to the overall lower gross margin.

The Company's internally measured food price index indicated almost no inflation; however, continued price increases for tobacco and tobacco-related products resulted in a LIFO charge of

$.8 million for the quarter compared to $1.0 million last year and $1.0 million year to date, the same as last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses as a percent of total revenues were 7.0% and 7.2% for the quarter and year to date, respectively, compared to 7.0% and 7.4% for the comparable periods last year. Expense levels compare favorably on a year to date basis to last year due in part to the increasing proportion of wholesale business which typically operates at lower expense levels than retail. In addition, the Company changed accounting policies when it adopted Statement of Position (SOP) 98-1. This change resulted in the capitalization of $2.1 million for the quarter, and $5.1 million year to date, of internal development costs related to HORIZONS, a project involving new business information technology. Since these costs had been historically expensed, this change in accounting increased diluted earnings per share by $.11 and $.26 for the quarter and year to date, respectively. Information system expenses primarily related to HORIZONS increased $1.3 million and $2.4 million for the quarter and year to date, respectively, compared to last year, partially offsetting the positive impact of the accounting change.

SPECIAL CHARGES

During the second quarter, the Company completed an assignment of a lease and sale of certain assets related to a retail store included in the special charges recorded in 1997. As a result, $1.3 million in accrued costs were reflected as special charges income for 1998.

Subsequent to the end of the third quarter, the Company announced it will close its distribution center in Grand Island, Nebraska. Certain costs associated with the closing were provided in the special charges last year.

DEPRECIATION EXPENSE

Depreciation and amortization expense decreased 3.8% for the quarter compared to last year and remained substantially the same as last year on a year to date basis. The decrease reflects the reduction in depreciable assets resulting from the sale or closing of retail stores and lower depreciation resulting from the write down of impaired assets recorded as part of the special charges last year.

At the end of the quarter, approximately $28.9 million in HORIZONS development costs have been classified as construction in progress on the balance sheet. Depreciation on these assets will not commence until the related systems are fully developed and ready for use. Depreciation expense related to information technology already in use increased $.9 million and $1.6 million for the quarter and year to date, respectively, compared to the same periods last year. Amortization of goodwill and other intangibles for the current and prior year quarter were $1.9 and $2.1 million, respectively, and $4.9 and $5.1 million for the current and prior year to date, respectively.

INTEREST EXPENSE

Interest expense decreased from $9.8 million in the prior year quarter, to $8.7 million this year, a decline of 11.0%. The reduction is attributed to lower borrowings under a revolving credit facility, brought about by the sale of receivables at the end of 1997 and improved asset management during 1998. Also, the Company reduced its long-term borrowing rates through the sale of $165.0 million of senior subordinated notes which was completed during the second quarter.

INCOME TAXES

The effective tax rate for 1998 is estimated at 41.5%, compared to last year's annual rate of 425.4%, which was significantly affected by the special charges.

EXTRAORDINARY CHARGE

During the first quarter of 1998, in conjunction with a planned senior subordinated debt offering, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote off related deferred financing costs totaling $9.5 million, all with borrowings under the Company's revolving credit facility. This transaction resulted in an extraordinary charge of $5.6 million or $.49 per share after income tax benefits of $4.0 million.

EARNINGS BEFORE TAXES AND EXTRAORDINARY CHARGE

Earnings before taxes and extraordinary charge for the quarter were $5.8 million compared to $7.4 million last year before special charges, a reduction of 21.3%. This decline is attributed to the performance of Super Food, in particular its Michigan wholesale operation, and heightened competition in several retail markets which resulted in weak performance in those areas. On the other hand, Nash DeCamp's performance for the quarter improved largely due to timing. Because of weather-related harvest delays, profit which would have been realized in the second quarter was not recognized until the third quarter. Also, the Company's Southeast division contributed improved wholesale results compared to the prior year quarter.

Year to date earnings before taxes and extraordinary charge were $16.5 million compared to $23.8 million last year before the effect of the special charge, a decrease of 30.7%. The decrease primarily results from the decline in earnings from Super Food, competitive pressures in certain retail markets and an increase in overhead expenses from consulting costs, severance costs related to management changes and additional provisions for closed store future lease costs.

YEAR 2000

The Company's Year 2000 resolution was initially incorporated in the system design of the HORIZONS project. However, due to programming and testing delays in the development of HORIZONS, it has been determined that the system will not provide the level of Year 2000 readiness the Company had previously expected in the time frame required. As a result, the Company has embarked on a process to develop a remediation plan which accelerates existing efforts toward resolving Year 2000 issues. The plan will result in an aggressive timetable to address the modification and/or replacement of existing business critical software and the identification of the non-information technology systems that may be affected by Year 2000. In addition, the plan will assess the readiness of third parties with which the Company does business and the related risks to the Company in the event of their non-compliance. To expedite this Year 2000 solution, the Company has reallocated internal resources and has contracted outside resources to assist in the remediation effort. The timetable for finalizing the plan and taking initial action to implement the plan is December 1998.

The total future cost for Year 2000 remediation is estimated at approximately $18.5 million, which includes $ 4.0 million for the purchase of new equipment that will be capitalized and $ 14.5 million, which will be expensed as incurred, primarily for internal and external costs associated with the modification of existing software. This $18.5 million remediation effort will be funded from approximately $20.0 million, of which $15.3 million related to capital expenditures, that was previously allocated to a more aggressive HORIZONS implementation. The Company is maintaining a small HORIZONS team to assess a continuing HORIZONS development and implementation strategy based on an enhanced software release, which may allow the Company greater functionality.

The costs or consequences of incomplete or untimely resolution of the Year 2000 issue may have a material effect on the Company's business, results of operations and financial condition. However, this time, the Company is unable to measure the monetary impact of its failure to comply or failure of other parties on which it is dependent.

The Company is currently devoting resources toward designing and executing a plan to insure full compliance with Year 2000 issues by December 1999. In addition, the Company has begun to develop a contingency plan, in the event of system or function failure, which will allow it to continue normal business activities beyond 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt, lease and equity financing.

Operating activities generated positive net cash flows of $71.2 million during the quarter compared to $52.5 million a year ago. The improvement is primarily due to an increase in accounts payable and accrued expenses, somewhat offset by increases in inventory and accounts receivable. Working capital was $178.2 million at the end of the third quarter, a reduction of $21.7 million, or 10.9%, for the three quarters of 1998. The current ratio decreased from
1.68 at the end of fiscal 1997 to 1.53 at the end of the third quarter.

On October 10, 1998 and January 3, 1998, the Company had $11.3 million in short-term debt from available lines of credit totaling $25 million.

On April 24, 1998, the Company completed the sale of $165 million 8.5% senior subordinated notes due May 1, 2008, using the net proceeds from the offering, after fees and expenses, to reduce certain amounts borrowed under its revolving credit facility.

Other transactions affecting liquidity during the quarter include capital expenditures of $14.8 million, of which approximately $5.6 million related to HORIZONS, and payment of a cash dividend of $2.0 million or $.18 per share.

On June 22, 1998 the Company sold three stores to Miracle Mart, Inc., a new wholesale customer in Mandan, North Dakota, for approximately $4.7 million in cash. Also, on September 21, 1998, the Company purchased three stores in South Dakota from Sooper Dooper Markets, Inc. for cash and other consideration totaling $2.3 million.

The Company believes that borrowing under the revolving credit facility, sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financings will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words like "believes," "expects," "may," "will," "should," "anticipates" or similar expressions, as well as discussions of strategy. Although such statements represent management's current expectations based on available data, they are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. Such risks, uncertainties and other factors may include, but are not limited to, the Company's ability to: meet debt service obligations and maintain future financial flexibility; respond to continuing competitive pricing pressures; retain existing independent wholesale customers and attract new accounts; attract and retain qualified personnel and other resources to address Year 2000 issues; otherwise address Year 2000 issues as they affect the Company, its customers and vendors; and fully integrate acquisitions and realize expected synergies.

                         PART II - OTHER INFORMATION

Items 1, 2, 3, 4, and 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

      10.1 Retirement Agreement dated as of May 12, 1998 between Alfred N. Flaten and the Company.

      27.1  Financial Data Schedule

(b)   REPORTS ON FORM 8-K.

      Not applicable.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NASH-FINCH COMPANY
                                  Registrant


Date:    November 24, 1998                      By /s/ John R. Scherer
                                                  -----------------------------
                                                   John R. Scherer
                                                   Chief Financial Officer



                                                   By /s/ Lawrence A. Wojtasiak
                                                  -----------------------------
                                                   Lawrence A. Wojtasiak
                                                   Controller

                              NASH-FINCH COMPANY

                      EXHIBIT INDEX TO QUARTERLY REPORT
                                 ON FORM 10-Q
                  For the Forty Weeks Ended October 10, 1998

   Item No.      Item                                           Method of Filing
   --------      ----                                           ----------------

    10.1         Retirement Agreement dated as of May 12, 1998  Filed herewith.
                 between Alfred N. Flaten and the Company.

    27.1         Financial Data Schedule                        Filed herewith.