Form 10-K
period 1999-01-02
NASH FINCH CO
filed 1999-04-02
CIK 69671

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      ---------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended:                               Commission file number:
       January 2, 1999                                             0-785

                                      ---------

                               NASH-FINCH COMPANY
             (Exact name of Registrant as specified in its charter)

         Delaware                                               41-0431960
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 22, 1999, 11,341,887 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $96,406,040.

                                      ---------
         Parts I, II and IV of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Stockholders for the Year Ended January 2, 1999 (the "1998 Annual Report"). Parts II and III of this Annual Report on Form 10-K incorporate by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held on May 11, 1999 (the "1999 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

A.       GENERAL DEVELOPMENT OF BUSINESS.

         Nash Finch Company, a Delaware corporation, was organized in 1921 as the successor to a business established in 1885. Its principal executive offices are located at 7600 France Avenue South, Edina, Minnesota 55435 (Telephone: 612-832-0534). Unless the context indicates otherwise, the term "Company," as used in this Report, means Nash Finch Company and its consolidated subsidiaries.

         The Company is one of the largest food wholesalers in the United States. Its business consists of three primary operating segments: (i) the wholesale distribution segment, which supplies food and non-food items to independently owned retail grocery stores, corporately owned retail grocery stores and institutional customers; (ii) the retail segment, which is made up of corporately owned retail grocery stores with a variety of store formats; and
(iii) the military distribution segment, which supplies food and related products to military commissaries. Currently, the Company conducts its wholesale and retail operations primarily in the Midwestern and Southeastern regions of the United States and its military distribution operations primarily in the Mid-Atlantic region of the United States.

         Early in 1999, the Company announced a five-year strategic revitalization plan to streamline its wholesale operations and build its retail business. The new strategic plan resulted from an intensive diagnostic assessment, conducted in 1998, of the entire Company's operations. During this assessment, the performance of the Company was benchmarked against its competitors in order to evaluate opportunities to improve profitability and enhance shareholder value. The following strategic objectives were set:

         - Focusing energies on wholesale and retail distribution of supermarket products, primarily in Midwest and Southeast markets;

         - Making wholesale operations sales driven and focused on premier customer service and low cost;

         - Enabling corporate retail to dominate its primary trade areas through convenience, consistently excellent execution and superior customer service;

         - Utilizing business process changes aggressively to reduce costs through productivity gains and to create a responsive management structure; and

         - Equipping employees with the required training and tools, measuring success through contribution and performance.

The five-year strategic plan is expected to be implemented in three phases: (i) Phase I - the stabilization of the Company's existing business; (ii) Phase II - rebuilding the Company's foundation; and (iii) Phase III-growing the Company's business. Within each phase, various initiatives will be established and implemented. The timing and importance of each initiative will be determined in accordance with how well it (i) leverages the Company's scale by centralizing operations, (ii) attains operational efficiency, (iii) develops the Company's retail competency, and (iv) enables the Company to pursue growth strategies.

         The Company has been taking steps during 1998 to begin the implementation of Phase I and will continue to implement Phase I throughout 1999. The following list represents the five top initiatives within Phase I:

         - REVAMPING THE ORGANIZATIONAL STRUCTURE AND MANAGEMENT PROCESS. The Company's organizational structure has been realigned to establish clear lines of accountability. Key performance metrics have been established to measure success. A new performance-based compensation program has been approved for management that clearly aligns management's interests with those of the Company's shareholders.

         - DEVELOPING FUNCTIONAL INFORMATION SYSTEMS. The Company has decided to halt the software development related to the Company's HORIZONS project. This decision was driven by the need to shift resources to a Year 2000 remediation plan, as well as a concern over the functionality of the software platform. Year 2000 remediation is now the Company's highest business priority.

         - EVALUATING AND EXECUTING STRATEGIES FOR NON-CORE ASSETS, UNDERPERFORMING DISTRIBUTION CENTERS, STORES AND PRODUCTS. All business units and non-core assets will be, or have been, reviewed. Assets that do not provide an acceptable rate of return will be identified and the Company will evaluate its strategic alternatives, including consolidation, sale or closure. Resources will be focused on the Company's core wholesale distribution, retail distribution and military operations.

         - ENHANCING WORKING CAPITAL LEVERAGE. Steps were taken in 1998 to strengthen the balance sheet and position the Company for future growth.

         - REDUCING COST STRUCTURE. The Company will more efficiently manage labor in its corporate stores and distribution centers, and improve transportation and warehousing costs. It is intended that inventory levels will be brought in line with industry averages, and product procurement and merchandising efforts will be leveraged.

         Related to the revitalization plan and the diagnostic assessment, the Company recorded special pretax charges in the fourth quarter of 1998 totaling $105.6 million, including charges associated with the reporting of the Company's produce growing and marketing subsidiary as a discontinued operation.

         In support of its focus on increasing efficiencies at its distribution centers and decreasing operating costs, the Company closed its warehouses in Lexington, Kentucky, and Grand Island, Nebraska during 1998. The operations in Lexington were consolidated into the operations in Cincinnati, Ohio and Bluefield, Virginia, whereas the Grand Island operations were consolidated into the operations in Omaha, Nebraska and Denver, Colorado. During the initial months of 1999, the Company has closed its warehouses in Liberal, Kansas and Appleton, Wisconsin. The Liberal operations have been consolidated into the operations in Denver, Colorado, whereas the Appleton operations have been consolidated into the operations in Cedar Rapids, Iowa, and St. Cloud, Minnesota. The Company also has plans to consolidate the operations of Rocky Mount, North Carolina into the Lumberton warehouse.

         Additional information relating to the Company's business, the new strategic plan and related special charges are contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1998 Annual Report (Exhibit 13.1), pages 18-22, which information is incorporated herein by reference.

B.       FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Financial information about the Company's business segments for the most recent three fiscal years is contained on pages 35-36 of the 1998 Annual Report (Note (15) to the Consolidated Financial Statements). For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 1998, seventeen percent (17%) of such warehouse operational profits were allocated to retail operations.

C.       NARRATIVE DESCRIPTION OF THE BUSINESS.

         1.       WHOLESALE OPERATIONS.

                  a.       PRODUCTS AND SERVICES.

         The Company's wholesale operations are essentially divided into two segments. The first segment sells and distributes a wide variety of food and non-food products to independently owned and corporately owned retail grocery stores (the "wholesale segment"). The second sells and distributes food and non-food products to military commissaries (the "military segment"). In 1998, the wholesale segment accounted for 60.0% of the Company's total revenues; the military segment 22.1%.

         The Company provides to its customers a full line of food products, including dry groceries, fresh fruits and vegetables, frozen foods, fresh and processed meat products and dairy products, and a variety of non-food products, including health and beauty care, tobacco, paper products, cleaning supplies and small household items. The Company primarily distributes and sells nationally advertised branded products and a number of unbranded products (principally meats and produce) purchased directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. The Company also distributes and sells private label products that are branded primarily under the OUR FAMILY-Registered Trademark- trademark, a long-standing private label of the Company, and the FAME-Registered Trademark- trademark, which the Company obtained in the acquisition of Super Food Services, Inc. ("Super Food"). Under its private label line of products, the Company offers a wide variety of grocery, dairy, packaged meat, frozen foods, health and beauty care products, paper and household products, beverages, and other packaged products that have been manufactured or processed by other companies on behalf of the Company.

         The Company also offers to independent retailers a broad range of services, including the following: (i) promotional, advertising and merchandising programs; (ii) the installation of computerized ordering, receiving and scanning systems; (iii) the establishment and supervision of computerized retail accounting, budgeting and payroll systems; (iv) personnel management assistance and employee training; (v) consumer and market research;
(vi) remodeling and store development services; and (vii) insurance programs. The Company believes that its support services help the independent retailers compete more effectively in their markets and build customer loyalty.

         The Company's retail counselors and other Company personnel advise and counsel independent retailers, and directly provide many of the above services. Separate charges may be made for some of these services. The Company also provides retailers with marketing and store upgrade services, many of which have been developed in connection with Company owned stores. For example, the Company assists retailers in installing and operating delicatessens and other specialty food sections. Rather than offering a single program for the services it provides, the Company has developed multiple, flexible programs to serve the needs of most independent retailers, whether rural or urban, large or small.

         The Company's assistance to independent retailers in store development provides a means of continued growth for the Company through the development of new retail store locations and the enlargement or remodeling of existing retail stores. Services provided include site selection, marketing studies, building design, store layout and equipment planning and procurement. The Company assists wholesale customers in securing existing supermarkets that are for sale from time to time in market areas served by the Company and, occasionally, acquires existing stores for resale to wholesale customers.

         The Company also provides financial assistance to its independent retailers generally in connection with new store development and the upgrading or expansion of existing stores. For example, the Company makes secured loans to some of its independent retailers, generally repayable over a period of five or seven years, for inventories, store fixtures and equipment, working capital and store improvements. Loans are secured by liens on inventory or equipment or both, by personal guarantees and by other types of security. As of January 2, 1999, the Company had approximately $33.3 million outstanding of such secured loans to 156 independent retailers. In addition, the Company may provide such assistance to independent retailers by guarantying loans from financial institutions and leases entered into directly with lessors. The Company also uses its credit strength to lease supermarket locations for sublease to independent retailers, at rates that are at least as high as the rent paid by the Company.

                  b.       CUSTOMERS.

         The Company offers its products and services to approximately 2,000 independent retail grocery stores, U.S. military commissaries and other customers in nearly thirty (30) states. As of the end of the fiscal year, no customer accounted for a significant portion of the Company's sales.

         The Company's wholesale segment customers are primarily self-service retail grocery stores that carry a wide variety of grocery products, health and beauty care products and general merchandise. Many of these stores also have one or more specialty departments such as a delicatessen, an in-store bakery, a restaurant, a pharmacy and a flower shop. The size of the customers' stores ranges from 5,000 to 75,000 square feet.

         The Company's military segment currently delivers products to approximately eighty (80) U.S. military commissaries in the United States. Due to the amount of revenue generated with the U.S. military commissaries and the number of U.S. military commissaries that the Company does business with, the Company believes that it is the largest distributor of groceries and related products to such facilities in the United States.

                  c.       DISTRIBUTION.

         The Company currently distributes products from eighteen (18) distribution centers located in Colorado, Georgia, Iowa, Maryland, Michigan, Minnesota, Nebraska, North Carolina (2), North Dakota (2), Ohio (3), South Dakota (2), and Virginia (2). The Company's distribution centers are located at strategic points to efficiently serve Company owned stores, independent customers and military commissaries. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low unit costs.

         Distribution centers serve as central sources of supply for Company owned and independent stores, military commissaries and other institutional customers within their operating areas. Generally, the distribution centers maintain complete inventories containing most national brand grocery products sold in supermarkets and a wide variety of high-volume private label items. In addition, distribution centers provide full lines of perishables, including fresh meats and poultry, fresh fruits and vegetables (except Super Food distribution centers), dairy and delicatessen products and frozen foods. Health and beauty care products, general merchandise and specialty grocery products are distributed from a dedicated area of a distribution center located in Bellefontaine, Ohio, and from the distribution center located in Sioux Falls, South Dakota. Retailers order their inventory requirements at regular intervals through direct linkage with the Company's computers. Deliveries of product are made primarily by the Company's transportation fleet. The frequency of deliveries varies, depending upon customer needs. The Company currently has a modern fleet of over 500 tractors and nearly 1050 semi-trailers, most of which are owned by the Company. In addition, many types of meats, dairy products, bakery and other products are sold by the Company but are delivered by the suppliers directly to retail food stores.

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

         2.       RETAIL OPERATIONS

         As of January 2, 1999, the Company operated ninety-three (93) retail stores primarily in the Midwestern and Southeastern states. These stores, nineteen (19) of which the Company owns (the remainder are leased), range in size up to approximately one hundred six thousand (106,000) square feet. These stores offer a wide variety of high quality groceries, fresh fruits and vegetables, dairy products, frozen foods, fresh fish, fresh and processed meat and health and beauty care products. Many have specialty departments such as delicatessens, bakeries, pharmacies, banks and floral and video departments. In 1998, the retail segment accounted for 17.8% of the Company's total revenues.

         During 1999, the Company will reduce the number of regional store names under which it operates from 17 to four: ECONOFOODS-Registered Trademark-, SUN MART -Registered Trademark-, FAMILY THRIFT CENTER -TM- and IGA (a registered trademark of IGA, Inc.). This will be done to build brand equity and eliminate inefficiencies.

         As part of its revitalization plan, the Company has announced that it is focused on strengthening its corporate retail presence, and plans to expand this segment over five years so that it represents as much as 50 percent of total Company sales.

         3.       PRODUCE GROWING AND MARKETING OPERATIONS

         Through a wholly owned subsidiary, Nash-DeCamp Company ("Nash-DeCamp"), the Company grows, packs, ships and markets fresh fruits and vegetables from locations in California and the countries of Chile and Mexico to customers in the United States, Canada and overseas. For regulatory reasons, the amount of business between Nash-DeCamp and the Company is limited. The Company owns and operates three modern packing, shipping and/or cold storage facilities that ship fresh grapes, plums, peaches, nectarines, apricots, pears, persimmons, kiwi fruit and other products. The Company also acts as marketing agent for other packers of fresh produce in California and in the countries of Chile and Mexico. For the above services, the Company receives, in addition to a selling commission, a fee for packing, handling and shipping produce. The Company also owns vineyards and orchards for the production of table grapes, tree fruit, kiwi and citrus. The Company has announced that it is seeking to sell Nash-DeCamp during 1999, and for financial reporting purposes is reporting this as a discontinued operation.

         4.       COMPETITION.

         All segments of the Company's business are highly competitive. The Company competes directly at the wholesale level with a number of cooperative wholesalers and voluntary wholesalers that supply food and non-food products to independent retailers. "Cooperative" wholesalers are wholesalers that are owned by their retail customers. On the other hand, "voluntary" wholesalers are wholesalers who, like the Company, are not owned by their retail customers but sponsor a program under which single-unit or multi-unit independent retailers may affiliate under a common name. Certain of these competing wholesalers may also engage in distribution to military commissaries.

         The Company also competes indirectly with the warehouse and distribution operations of the large integrated grocery store chains. Such retail grocery store chains own their wholesale operations and self-distribute their food and non-food products.

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

         The Company also competes on the retail level in a fragmented market with many organizations of various sizes, ranging from national and regional retail chains to local chains and privately owned unaffiliated stores. Depending on the product and location involved, the principal methods of competition at the retail level are price, quality and assortment, store location and format, sales promotions, advertising, availability of parking, hours of operation and store appeal.

         The Company competes directly in its produce marketing operations with a large number of other firms that pack, ship and market produce. The Company also competes indirectly with larger, integrated firms that grow, pack, ship and market produce. The principal methods of competition in this segment are service provided to growers and the ability to sell produce at the most favorable prices.

         5.       EMPLOYEES.

         As of January 2, 1999, the Company employed 11,750 persons (5,263 of which were employed on a part-time basis). All employees are non-union, except 704 employees who are unionized under various bargaining agreements. The Company considers its employee relations to be good.

         6.       FORWARD LOOKING STATEMENTS.

         The information contained in this report and in the documents incorporated herein by reference include forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words like "believes," "expects," "may," "will," "should," "anticipates," or similar expressions, as well as discussions of strategy. Although such statements represent management's current expectations based upon available data, they are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those anticipated. Such risks, uncertainties and other factors may include, but are not limited to, the ability to: (i) meet debt service obligations and maintain future financial flexibility; (ii) respond to continuing competitive pricing pressures; (iii) retain existing independent wholesale customers and attract new accounts;
(iv) address Year 2000 issues as they affect the Company, its customers and vendors; and (v) fully integrate acquisitions and realize expected synergies. A more detailed description of some of the risk factors is set forth in
Exhibit 99.1.

ITEM 2.           PROPERTIES.

         The principal executive offices of the Company are located in Edina, Minnesota, and consist of approximately 68,000 square feet of office space in a building owned by the Company. The executive office for the Super Food subsidiary is located in Dayton, Ohio and consists of 8,580 square feet of leased office space. In addition to these executive offices, the Company leases an additional 26,250 square feet of office space in Edina, Minnesota and St. Louis Park, Minnesota as well as 14,580 square feet in Cincinnati, Ohio.

A.       WHOLESALE DISTRIBUTION.

         The locations and sizes of the Company's distribution centers used primarily in its wholesale distribution operations are listed below (all of which are owned, except as indicated). The distribution center facilities that are leased have varying terms, all with remaining terms of less than 20 years.

                                                                       Approx. Size
             Location                                                  (Square Feet)
             --------                                                  -------------
             Midwest/West:
                       Denver, Colorado (a)                                 335,800
                       Cedar Rapids, Iowa (b)                               399,900
                       St. Cloud, Minnesota                                 329,000
                       Omaha, Nebraska (a)                                  626,900
                       Fargo, North Dakota (c)                              303,800
                       Minot, North Dakota                                  185,200
                       Rapid City, South Dakota (d)                         189,500
                       Sioux Falls, South Dakota (e)                        271,100

             Southeast:
                       Statesboro, Georgia (a) (f)                          287,800





                                                                       Approx. Size
             Location                                                  (Square Feet)
             --------                                                  -------------
                       Lumberton, North Carolina (a) (g)                    256,600
                       Rocky Mount, North Carolina (a)                      191,800
                       Bluefield, Virginia                                  187,500

             Super Food Services, Inc.
                       Bellefontaine, Ohio (h)                              868,200
                       Cincinnati, Ohio                                     445,600
                       Bridgeport, Michigan (a)                             604,500

             Total Square Footage                                         5,483,200


-----------------------------
(a)    Leased facility.
(b)    Includes 48,000 square feet that are leased by the Company.
(c)    Includes 15,000 square feet that are leased by the Company.
(d)    Includes 2,400 square feet that are leased by the Company.
(e)    Includes 75,000 square feet that are leased by the Company.
(f)    Includes 46,400 square feet that are owned by the Company.
(g) Includes 16,100 square feet of produce warehouse space located in Wilmington, North Carolina that are leased by the Company. The warehouse is currently being expanded to include an additional 95,900 square feet of warehouse space.
(h) Includes 197,000 square feet that are leased by the Company. This facility is considered by the Company to constitute two distribution centers: (1) Super Food distribution center - distribution of dry groceries, frozen foods, fresh and processed meat products, and a variety of non-food products; and (2) General Merchandise Services distribution center - distribution of health and beauty care products, general merchandise and specialty grocery products. General Merchandise Services, an operating unit of Super Food, utilizes approximately 254,000 square feet of the total space (owned and leased).

Various of these distribution centers also distribute products to military commissaries located in their geographic area.

B.       MILITARY DISTRIBUTION.

         The locations and sizes of the Company's distribution centers used primarily in its military distribution operations are listed below (each of which is leased, except as indicated). The distribution center facilities that are leased have varying terms, each with a remaining term of less than 20 years.


                                                                    Approx. Size
             Location                                               (Square Feet)
             --------                                               -------------
                     Baltimore, Maryland (a)                             350,500
                     Norfolk, Virginia (a) (b)                           568,600

             Total Square Footage                                        919,100

-----------------------------
(a)   Leased facility.
(b)   Includes 59,250 square feet that are owned by the Company.

C.       RETAIL OPERATIONS.

         As of January 2, 1999, the aggregate square footage of the Company's ninety-three (93) retail grocery stores totaled 2,649,650 square feet.

D.       OTHER OPERATIONS.

         Nash-DeCamp has executive offices comprising approximately 11,600 square feet of leased space in an office building located in Visalia, California. It owns and operates three packing, shipping and/or cold storage facilities in California in connection with its produce marketing operations, with total space of approximately 174,000 square feet. In addition to such storage facilities, Nash-DeCamp also owns approximately 879 acres for the production of table grapes, 1,110 acres for the production of peaches, plums, apricots, persimmons and nectarines, 42 acres for the production of citrus, and 252 acres of open ground for future development, all in San Joaquin Valley of California. Nash-DeCamp also leases 185 acres for the production of tree fruit located in the San Joaquin Valley and, through a 99%-owned Chilean subsidiary, approximately 740 acres in Chile for the production of table grapes.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is subject to ordinary routine legal proceedings incidental to its business. There are no pending matters, however, which are expected to have a material impact on the business or financial condition of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.          EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 31, 1999 are as follows:


                                           Year First Elected or
                                              Appointed as an
Name                              Age        Executive Officer     Title
----                              ---        -----------------     -----
Ron Marshall                      45               1998            President and Chief Executive Officer
John A. Haedicke                  46               1999            Exec. Vice President, Chief Financial and
                                                                   Administrative Officer
Bruce A. Cross                    47               1998            Sr. Vice President and Chief Information Officer
John M. McCurry                   50               1996            Sr. Vice President - Wholesale Operations
William A. Merrigan               54               1998            Sr. Vice President - Distribution & Logistics
Norman R. Soland                  58               1986            Sr. Vice President, Secretary and General Counsel
Mark Ahlstrom                     43               1999            Vice President - Category Management
Arthur L. Keeney                  46               1998            Vice President - Corporate Retail Stores
Gerald D. Maurice                 65               1993            Vice President - Store Development
Charles F. Ramsbacher             56               1991            Vice President - Marketing
John R. Scherer                   48               1994            Vice President and Chief Financial Officer
Suzanne S. Allen                  34               1996            Treasurer
Lawrence A. Wojtasiak             53               1990            Controller



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

         Mr. Marshall was elected as President and Chief Executive Officer as of June 1, 1998. Mr. Marshall previously served as Executive Vice President and Chief Financial Officer of Pathmark Stores, Inc. (a retail grocery store chain) from September 1994 to May 1998 and as Senior Vice President and Chief Financial Officer of Dart Group Corporation (a retailer of groceries, auto parts and books) from November 1991 to September 1994.

         Mr. Haedicke was elected as Executive Vice President, Chief Financial and Administrative Officer as of March 1, 1999. Mr. Haedicke previously served as Executive Vice President and Chief Operating Officer of OneSource, a third-party warehousing and consolidation service division of C&S Wholesale Grocers, Inc. (a food wholesaler) from March 1997 to February 1999, Vice President of Finance (ECR Division) of Kraft Foods, Inc. from September 1994 to March 1997, and as Director, Activity Based Costing, of Coca-Cola Company from December 1990 to September 1994.

         Mr. Cross was elected as Senior Vice President, Chief Information Officer as of September 29, 1998. Mr. Cross previously served as Senior Project Executive for IBM Global Services from January 1995 to September 1998 and as Director of Information Services for Safeway, Inc. (a retail grocery store chain) from May 1988 to May 1994.

         Mr. McCurry was elected as Senior Vice President - Wholesale Operations as of January 3, 1999. He previously served as Vice President, Independent Store Operations from May 1996 to January 1999 and as Director of Independent Store Operations from August 1993 to May 1996.

         Mr. Merrigan was elected as Senior Vice President - Distribution and Logistics as of November 30, 1998. He previously served as Vice President - Logistics for Wakefern Food Corp. (a cooperative wholesale food distributor) from August 1986 to November 1998.

         Mr. Soland was elected as Senior Vice President on July 14, 1998, and has served as Secretary and General Counsel since January 1986. He served as Vice President, Secretary and General Counsel from May 1988 to July 1998.

         Mr. Ahlstrom was elected as Vice President - Category Management on February 17, 1999. He previously served as National Product Manager for American Stores Company (a retail grocery store chain) from May 1996 to February 1999, and as Director of Grocery for Ralphs Grocery Company (a retail grocery store chain) from January 1994 to May 1996.

         Mr. Keeney was elected as Vice President - Corporate Retail Stores on July 14, 1998. He previously served as Director of Sales and Advertising for the Super K Division of Kmart Corporation, from July 1995 to June 1998, as well as its Director of Grocery Operations from December 1993 to July 1995.

         Mr. Maurice was elected Vice President, Store Development in May 1993. He previously served as an operating Vice President and division manager for more than five years.

         Mr. Ramsbacher has served as Vice President, Marketing since May 1991.

         Mr. Scherer was appointed as Chief Financial Officer in November 1995 and elected as Vice President effective as of December 1994. He previously served as Vice President, Planning and Financial Services from December 1994 to November 1995, and as Director of Strategic Planning and Financial Services from April 1994 to December 1994.

         Ms. Allen was elected as Treasurer effective as of January 1996. She previously served as Assistant Treasurer from May 1995 to January 1996, and Treasury Manager from January 1993 to May 1995.

         Mr. Wojtasiak has served as Controller since May 1990.

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The information under the caption "Price Range of Common Stock and Dividends" on page 22 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

         The financial information under the caption "Consolidated Summary of Operations" on pages 38 and 39 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18-22 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information under the caption "Liquidity and Capital Resources" on pages 21-22 of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements and the report of its independent auditors on pages 22-36 of the Company's 1998 Annual Report are incorporated herein by reference, as is the unaudited information set forth under the caption "Quarterly Financial Information" on page 37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A.       DIRECTORS OF THE REGISTRANT.

         The information under the captions "Election of Directors--Information About Directors and Nominees" and "Election of Directors--Other Information About Directors and Nominees" in the Company's 1999 Proxy Statement is incorporated herein by reference.

B.       EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

C.       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934.

         Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the captions "Election of Directors--Other Information About Directors and Nominees" and "Executive Compensation and Other Benefits--Indebtedness of Management" in the Company's 1999 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

A.       FINANCIAL STATEMENTS.

         The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1998 Annual Report:

         -     Independent Auditors' Report -- page 22

         - Consolidated Statements of Operations for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 -- page 23

         - Consolidated Balance Sheets as of January 2, 1999 and January 3, 1998 -- page 24

         - Consolidated Statements of Cash Flows for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 -- page 25.

         - Consolidated Statements of Stockholders' Equity for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 -- page 26

         -     Notes to Consolidated Financial Statements -- pages 27-36

B.       FINANCIAL STATEMENT SCHEDULE.

         The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):

         -     Valuation and Qualifying Accounts - page 18

         - Other Schedules. Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

C.       EXHIBITS.

         The exhibits to this Report are listed in the Exhibit Index on pages E-1 to E-9 herein.

         A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 22, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

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

         4. Nash Finch Profit Sharing Plan - 1994 Revision - Third Declaration of Amendment (incorporated by reference to Exhibit
                  10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

         5. Nash Finch Profit Sharing Plan - 1994 Revision - Fourth Declaration of Amendment (incorporated by reference to Exhibit
                  10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

         6. Nash Finch Profit Sharing Plan - 1994 Revision - Fifth Declaration of Amendment (incorporated by reference to Exhibit
                  10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

         7.       Nash Finch Executive Incentive Bonus and Deferred
                  Compensation Plan (as amended and restated effective December 31, 1993) (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

         8. Excerpts from minutes of the November 11, 1986 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785)).

         9. Excerpts from minutes of the November 21, 1995 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

         10. Excerpts from minutes of the April 9, 1996 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

         11. Excerpts from minutes of the November 19, 1996 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

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

         17. Excerpts from minutes of the November 17, 1998 meeting of the Board of Directors regarding director compensation (filed herewith as Exhibit 10.35)

         18.      Retirement Agreement dated as of May 12, 1998 between
                  Alfred N. Flaten and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 10, 1998 (File No. 0-785)).

         19. Offer of Employment to Ron Marshall dated May 7, 1998 from Donald R. Miller, Board Chair (filed herewith).

D.       REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 2, 1999.

                     NASH FINCH COMPANY AND SUBSIDIARIES            SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
   FISCAL YEARS ENDED JANUARY 2, 1999 JANUARY 3, 1998 AND DECEMBER 28, 1996
                                 (IN THOUSANDS)


                                                                                           Additions
                                                                            -----------------------------------
                                                          Balance at          Charged to
                                                          beginning           costs and              Due to
   Description                                            of year              expenses           acquisitions
---------------------------------                       ------------        -------------       ---------------
52 weeks ended December 28, 1996:
   Allowance for doubtful receivables (c)                    $4,880                1,893                23,314

   Provision for losses relating to
     leases on closed locations                               2,758                  195                 2,599
                                                        ------------        -------------       ---------------

                                                             $7,638                2,088                25,913
                                                        ------------        -------------       ---------------
                                                        ------------        -------------       ---------------

53 weeks ended January 3, 1998:
   Allowance for doubtful receivables (c)                  $ 28,093                5,055                 --

   Provision for losses relating to
     leases on closed locations                               4,878                  393                 --
                                                        ------------        -------------       ---------------

                                                            $32,971                5,448                 --
                                                        ------------        -------------       ---------------
                                                        ------------        -------------       ---------------

52 weeks ended January 2, 1999:
   Allowance for doubtful receivables (c)                   $26,668               10,637                 --

   Provision for losses relating to
     leases on closed locations                               4,317                4,205                 --
                                                        ------------        -------------       ---------------

                                                            $30,985               14,842                 --
                                                        ------------        -------------       ---------------
                                                        ------------        -------------       ---------------


                                                              Charged
                                                             (credited)                               Balance
                                                              to other                                at end
   Description                                                accounts           Deductions           of year
---------------------------------                           ------------       -------------        ----------
52 weeks ended December 28, 1996:
   Allowance for doubtful receivables (c)                           126 (a)           2,120 (b)        28,093

   Provision for losses relating to
     leases on closed locations                                    --                   674 (d)         4,878
                                                            ------------       -------------        ----------

                                                                    126               2,794            32,971
                                                            ------------       -------------        ----------
                                                            ------------       -------------        ----------

53 weeks ended January 3, 1998:
   Allowance for doubtful receivables (c)                            67 (a)           6,547 (d)        26,668

   Provision for losses relating to
     leases on closed locations                                    --                   954 (d)         4,317
                                                            ------------       -------------        ----------

                                                                     67               7,501            30,985
                                                            ------------       -------------        ----------
                                                            ------------       -------------        ----------

52 weeks ended January 2, 1999:
   Allowance for doubtful receivables (c)                             7 (a)           2,895 (b)        34,417

   Provision for losses relating to
     leases on closed locations                                    --                 2,286 (d)         6,236
                                                            ------------       -------------        ----------

                                                                      7               5,181            40,653
                                                            ------------       -------------        ----------
                                                            ------------       -------------        ----------


(a)   Recoveries on accounts previously charged off.
(b)   Accounts charged off.
(c)   Includes current and non-current receivables.
(d)   Payments of lease obligations.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 1999                         NASH-FINCH COMPANY

                                              By /s/ Ron Marshall
                                                 -------------------------------
                                                   Ron Marshall
                                                   President, Chief Executive
                                                   Officer, and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 2, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.



/s/ Ron Marshall                                              /s/ Lawrence A. Wojtasiak
----------------------------------------------------          --------------------------------------------
Ron Marshall, President,                                      Lawrence A. Wojtasiak, Controller (Principal
Chief Executive Officer (Principal Executive                  Accounting Officer)
Officer) and Director


/s/ John A. Haedicke                                          /s/ Carole F. Bitter
----------------------------------------------------          --------------------------------------------
John A. Haedicke, Chief Financial and                         Carole F. Bitter, Director
Administrative Officer (Principal Financial Officer)


/s/ Richard A. Fisher                                         /s/ Jerry L. Ford
----------------------------------------------------          --------------------------------------------
Richard A. Fisher, Director                                   Jerry L. Ford, Director


/s/ Allister P. Graham                                        /s/ John H. Grunewald
----------------------------------------------------          --------------------------------------------
Allister P. Graham, Director                                  John H. Grunewald, Director


/s/ Richard G. Lareau                                         /s/ Donald R. Miller
----------------------------------------------------          --------------------------------------------
Richard G. Lareau, Director                                   Donald R. Miller, Director


/s/ Robert F. Nash                                            /s/ Jerome O. Rodysill
----------------------------------------------------          --------------------------------------------
Robert F. Nash, Director                                      Jerome O. Rodysill, Director



----------------------------------------------------
William R. Voss, Director

                               NASH FINCH COMPANY

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                      For Fiscal Year Ended January 2, 1999

Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
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
                                                     1995 (File No. 0-785).




Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
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

4.2      Indenture dated as of April 24,
         1998 between the Company, the
         Guarantors, and U.S. Bank Trust
         National Association                        Incorporated by
                                                     reference to Exhibit 4.2
                                                     to the Company's
                                                     Registration Statement
                                                     on Form S-4 filed May
                                                     22, 1998 (File No.
                                                     333-53363).

4.3      Form of Company's 8.5% Senior
         Subordinated Notes due 2008
         Series A                                    Incorporated by
                                                     reference to Exhibit 4.2
                                                     to the Company's
                                                     Quarterly Report on Form
                                                     10-Q for the quarter
                                                     ended June 20, 1998
                                                     (File No. 0-785).

4.4      Form of Company's 8.5% Senior
         Subordinated Notes due 2008
         Series B                                    Incorporated by reference
                                                     to Exhibit 4.3 to the
                                                     Company's Quarterly
                                                     Report  on Form 10-Q for
                                                     the  quarter ended June
                                                     20, 1998  (File No.
                                                     0-785).

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
                                                     1989 (File No. 0-785).



Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
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

10.5     Note Agreements, dated March 22,
         1996, between the Company and
         The Variable Annuity Life Insurance
         Company, Independent Life and
         Accident Insurance Company,
         Northern Life Insurance Company,
         and Northwestern National Life
         Insurance Company
         ("1996 Note Agreements")                    Incorporated by reference
                                                     to Exhibit 10.6 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended December 30,
                                                     1995 (File No. 0-785).

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
                                                     1996 (File No. 0-785).



Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
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
                                                     1996 (File No. 0-785).



Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
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

10.16    Second Amendment to Credit
         Agreement dated as of
         November 10, 1997                           Incorporated by reference
                                                     to Exhibit 10.16 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended January 3, 1998
                                                     (File No. 0-785).

10.17    Fourth Amendment to the
         1996 Note Agreements dated
         as of December 1, 1997                      Incorporated by reference
                                                     to Exhibit 10.17 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended January 3, 1998
                                                     (File No. 0-785).



Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
10.18    Assumption Agreement and
         Amended and Restated Note
         Agreement dated as of
         January 31, 1997, between the
         Company, Nationwide Life
         Insurance Company, Employers
         Life Insurance Company of
         Wausau, and West Coast Life
         Insurance Company (amending
         and restating the SFS 1989
         Note Agreements)                            Incorporated by reference
                                                     to Exhibit 10.18 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended January 3, 1998
                                                     (File No. 0-785).

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

10.22    Nash Finch Profit Sharing
         Plan -- 1994 Revision --
         Third Declaration of
         Amendment                                   Incorporated by reference
                                                     to Exhibit 10.22 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended January 3, 1998
                                                     (File No. 0-785).



Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
10.23    Nash Finch Profit Sharing
         Plan -- 1994 Revision --
         Fourth Declaration of
         Amendment                                   Incorporated by reference
                                                     to Exhibit 10.23 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended January 3, 1998
                                                     (File No. 0-785).

10.24    Nash Finch Profit Sharing
         Plan -- 1994 Revision --
         Fifth Declaration of
         Amendment                                   Incorporated by reference
                                                     to Exhibit 10.24 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended January 3, 1998
                                                     (File No. 0-785).

10.25    Nash Finch Executive
         Incentive Bonus and
         Deferred Compensation Plan
         (as amended and restated
         effective December 31, 1993)                Incorporated by reference
                                                     to Exhibit 10.7 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended January 1, 1994
                                                     (File No. 0-785).

10.26    Excerpts from minutes of the
         November 11, 1986 meeting of
         the Board of Directors
         regarding Nash Finch
         Pension Plan, as amended
         effective January 2, 1966                   Incorporated by reference
                                                     to Exhibit 10.9 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended January 3, 1987
                                                     ( File No. 0-785).

10.27    Excerpts from minutes of the
         November 21, 1995 meeting of
         the Board of Directors
         regarding Nash Finch Pension
         Plan, as amended                            Incorporated by reference
                                                     to Exhibit 10.13 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended December 30,
                                                     1995 (File No. 0-785).

10.28    Excerpts from minutes of the
         April 9, 1996 meeting of
         the Board of Directors
         regarding director compensation             Incorporated by reference
                                                     to Exhibit 10.22 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended December 28,
                                                     1996 (File No. 0-785).

10.29    Excerpts from minutes of the
         November 19, 1996 meeting of
         the Board of Directors
         regarding director compensation             Incorporated by reference
                                                     to Exhibit 10.23 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended December 28,
                                                     1996 (File No. 0-785).



Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
10.30    Form of Letter Agreement
         Specifying Benefits in the
         Event of Termination of
         Employment Following a
         Change in Control of Company                Incorporated by reference
                                                     to Exhibit 10.20 to the
                                                     Company's Annual Report on
                                                     Form 10-K for the fiscal
                                                     year ended December 29,
                                                     1990 (File No. 0-785).

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

10.34    Nash Finch 1997 Non-Employee
         Director Stock Compensation Plan            Incorporated by reference
                                                     to Exhibit 10.1 to the
                                                     Company's Quarterly Report
                                                     on Form 10-Q for the
                                                     period ended June 14, 1997
                                                     (File No. 0-785).

10.35    Excerpts from minutes of the
         November 17, 1998 meeting of
         the Board of Directors
         regarding director compensation             Filed herewith.

10.36    Third Amendment to the Credit
         Agreement                                   Incorporated by reference
                                                     to Exhibit 10.1 to the
                                                     Company's Quarterly Report
                                                     on Form 10-Q for the
                                                     period ended March 28,
                                                     1998 (File No. 0-785).

10.37    Fourth Amendment to the Credit
         Agreement                                   Filed herewith.

10.38    Retirement Agreement dated as of
         May 12, 1998 between Alfred N.
         Flaten and the Company                      Incorporated by reference
                                                     to Exhibit 10.1 to the
                                                     Company's Quarterly Report
                                                     on Form 10-Q for the
                                                     period ended October 10,
                                                     1998 (File No. 0-785).



Item
 No.      Item                                       Method of Filing
----      ----                                       ----------------
10.39    Offer of Employment to Ron
         Marshall dated May 7, 1998 from
         Donald R. Miller, Board Chair               Filed herewith.

13.1     1998 Annual Report to
         Stockholders (selected portions
         of pages 18-39)                             Filed herewith.

21.1     Subsidiaries of the Company                 Filed herewith.

23.1     Consent of Ernst & Young LLP                Filed herewith.

27.1     Financial Data Schedule                     Filed herewith.

99.1     Risk Factors                                Filed herewith.