Form 10-Q
period 1999-03-27
NASH FINCH CO
filed 1999-05-11
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   /X/               OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the twelve weeks ended March 27, 1999

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

         Number of shares of common stock outstanding at May 4, 1999:

                                                    11,342,431 shares

                         PART I - FINANCIAL INFORMATION

         This report is for the twelve week interim period beginning January 3, 1999, through March 27, 1999.

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

         The information contained herein has not been audited by independent auditors and is subject to any adjustments which may develop in connection with the annual audit of its accounts by the Company's independent auditors.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)


                                                                           Twelve Weeks Ended
                                                                       ----------------------------
                                                                        March 27,      March 28,
                                                                           1999           1998
                                                                       ------------   -------------
Income
    Net sales                                                          $   922,846         923,525
    Other revenues                                                          11,951           9,441
                                                                       ------------   -------------

       Total revenues                                                      934,797         932,966

Cost and expenses:
    Cost of sales                                                          845,076         840,886
    Selling, general and administrative                                     70,942          68,430
    Depreciation and amortization                                            9,726          10,806
    Interest expense                                                         6,983           6,860
                                                                       ------------   -------------
       Total costs and expenses                                            932,727         926,982

       Earnings from continuing operations before income
         taxes and extraordinary charge                                      2,070           5,984

Income taxes                                                                   878           2,265
                                                                       ------------   -------------
       Earnings from continuing operations before
         extraordinary charge                                                1,192           3,719

Discontinued operations:
    Loss from discontinued operations, net of income
       tax (benefit)                                                             -          (1,091)
                                                                       ------------   -------------
       Earnings before extraordinary charge                                  1,192           2,628

    Extraordinary charge from early extinguishment
       of debt, net of income tax benefit of $3,951                              -           5,569

                                                                       ------------   -------------
    Net earnings (loss)                                                $     1,192          (2,941)
                                                                       ============   =============

Basic and diluted earnings (loss) per share:
    Earnings from continuing operations                                $      0.11            0.33
    Earnings (loss) from discontinued operations                                 -           (0.10)
                                                                       ------------   -------------
       Earnings before extraordinary charge                                   0.11            0.23
    Extraordinary charge from early extinguishment of debt,
       net of income tax benefit                                                 -           (0.49)
                                                                       ------------   -------------
    Net earnings (loss) per share                                      $      0.11           (0.26)
                                                                       ============   =============

Weighted average number of common shares
  outstanding and common equivalent shares outstanding:                                          -
    Basic                                                                   11,332          11,301
    Diluted                                                                 11,332          11,362


------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)


                                                                            March 27,               January 2,
Assets                                                                        1999                     1999
------                                                                 ------------------         --------------
                                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                          $          11,415                    848
     Accounts and notes receivable, net                                           164,262                169,748
     Inventories                                                                  256,150                267,040
     Prepaid expenses                                                              20,007                 13,154
     Deferred tax assets                                                           17,468                 16,318
                                                                        ------------------         --------------
       Total current assets                                                       469,302                467,108

Investments in affiliates                                                           4,915                  4,805
Notes receivable, noncurrent                                                       13,473                 12,936

Property, plant and equipment:
     Land                                                                          27,771                 25,386
     Buildings and improvements                                                   139,337                130,988
     Furniture, fixtures and equipment                                            298,300                302,450
     Leasehold improvements                                                        60,614                 61,983
     Construction in progress                                                       5,397                 10,107
     Assets under capitalized leases                                               26,043                 24,878
                                                                        ------------------         --------------
                                                                                  557,462                555,792
     Less accumulated depreciation and amortization                              (336,316)              (333,414)
                                                                        ------------------         --------------
       Net property, plant and equipment                                          221,146                222,378

Intangible assets, net                                                             68,464                 69,141
Investment in direct financing leases                                              15,983                 16,155
Deferred tax asset - net                                                           29,978                 31,908
Other assets                                                                        8,429                  8,664
                                                                        ------------------         --------------
       Total assets                                                     $         831,690                833,095
                                                                        ==================         ==============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Outstanding checks                                                 $          22,668                 33,329
     Short-term debt payable to banks                                                   -                  5,525
     Current maturities of long-term debt and
        capitalized lease obligations                                               2,456                  2,563
     Accounts payable                                                             196,804                189,382
     Accrued expenses                                                              99,764                 97,683
     Income taxes                                                                   3,745                  2,991
                                                                        ------------------         --------------
         Total current liabilities                                                325,437                331,473

Long-term debt                                                                    298,606                293,280
Capitalized lease obligations                                                      34,921                 34,667
Deferred compensation                                                               5,900                  6,450
Other                                                                              10,167                 10,752
Stockholders' equity:
     Preferred stock - no par value
       Authorized 500 shares;  none issued                                              -                      -
     Common stock of $1.66 2/3 par value
       Authorized 25,000 shares, issued 11,575 shares in 1999
       and 1998                                                                    19,292                 19,292
     Additional paid-in capital                                                    17,947                 17,944
     Restricted stock                                                                (102)                  (113)
     Retained earnings                                                            121,356                121,185
                                                                        ------------------         --------------
                                                                                  158,493                158,308
     Less cost of 233 shares and 234 shares of
       common stock in treasury, respectively                                      (1,834)                (1,835)
                                                                        ------------------         --------------
         Total stockholders' equity                                               156,659                156,473
                                                                        ------------------         --------------

         Total liabilities and stockholders' equity                     $         831,690                833,095
                                                                        ==================         ==============

------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                             Twelve Weeks Ended
                                                                       -------------------------------
                                                                        March 27,         March 28,
                                                                           1999             1998
                                                                       -------------    --------------
Operating activities:
    Net earnings                                                       $      1,192            (2,941)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for (use of) special charge                                 (3,861)             (850)
       Discontinued operations                                                 (549)
       Depreciation and amortization                                          9,726            11,078
       Provision for bad debts                                                  885               160
       Provision for losses (recovery from) closed lease locations             (715)             (680)
       Extraordinary charges - extinguishment of debt                             -             9,520
       Deferred income taxes                                                    780            (3,268)
       Deferred compensation                                                   (551)              (86)
       (Earnings) loss of equity investments                                    (60)             (220)
       Other                                                                 (1,305)              108
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                          3,745             9,127
       Inventories                                                           12,171              (190)
       Prepaid expenses                                                      (6,823)           (1,160)
       Accounts payable                                                       7,423            25,698
       Accrued expenses                                                       6,850             5,037
       Income taxes                                                             754              (737)
                                                                       -------------    --------------
          Net cash provided by operating activities                          29,662            50,596
                                                                       -------------    --------------

Investing activities:
    Disposal of property, plant and equipment                                 2,666             2,189
    Additions to property, plant and equipment
       excluding capital leases                                              (7,549)          (13,474)
    Business acquired, net of cash acquired                                  (3,406)                -
    Loans to customers                                                       (5,938)           (5,389)
    Payments from customers on loans                                          6,143             5,035
    Sale (repurchase) of receivables                                            300           (11,700)
    Other                                                                       414               (30)
                                                                       -------------    --------------
       Net cash used for investing activities                                (7,370)          (23,369)
                                                                       -------------    --------------

Financing activities:
    Proceeds from long-term debt                                                449                 -
    (Payments) proceeds from revolving debt                                   5,000           100,000
    Dividends paid                                                           (1,021)           (2,038)
    (Payments) proceeds from short-term debt                                 (5,525)            4,855
    Payments of long-term debt                                                 (272)         (106,570)
    Payments of capitalized lease obligations                                  (384)             (370)
    Extinguishment of debt                                                                     (9,378)
    (Increase) decrease in outstanding checks                               (10,661)          (14,161)
    Other                                                                       688               275
                                                                       -------------    --------------

       Net cash (used in) provided by financing activities                  (11,726)          (27,387)
                                                                       -------------    --------------
          Net increase (decrease) in cash                              $     10,566              (160)
                                                                       =============    ==============

------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended March 27, 1999
January 2, 1999 and January 3, 1998                                                                                    Foreign
(In thousands, except per share amounts)                        Common Stock             Additional                    currency
                                                           ---------------------          paid-in         Retained    translation
                                                           Shares         Amount          capital         earnings    adjustment
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996                               11,574        $19,290           16,816         200,322       (950)
Net earnings (loss)                                          -              -                -             (1,228)        -
Dividend declared of $.72 per share                          -              -                -             (8,110)        -
Treasury stock issued upon exercise of options               -              -                 354            -            -
Amortized compensation under restricted stock plan           -              -                -               -            -
Repayment of notes receivable from holder of
    restricted stock                                         -              -                -               -            -
Distribution of stock pursuant to performance awards         -              -                 460            -            -
Treasury stock purchased                                     -              -                -               -            -
Foreign currency translation adjustment                      -              -                -               -           950
Other                                                           1              2               18            -            -
                                                       -----------   ------------   --------------   -------------   ----------

Balance at January 3, 1998                                 11,575        $19,292           17,648         190,984         -
Net earnings (loss)                                          -              -                -            (61,637)        -
Dividend declared of $.72 per share                          -              -                -             (8,162)        -
Treasury stock issued upon exercise of options               -              -                  47            -            -
Amortized compensation under restricted stock plan           -              -                -               -            -
Repayment of notes receivable from holders of
    restricted stock                                         -              -                -               -            -
Distribution of stock pursuant to performance awards         -              -                 246            -            -
Treasury stock purchased                                     -              -                -               -            -
Other                                                                                           3            -            -
                                                       -----------   ------------   --------------   -------------   ----------

Balance at January 2, 1999                                 11,575        $19,292           17,944         121,185         -
Net earnings                                                 -              -                -              1,192         -
Dividend declared of $.09 per share                          -              -                -             (1,021)        -
Amortized compensation under restricted stock plan           -              -                -               -            -
Repayment of notes receivable from holders of
    restricted stock                                         -              -                -               -            -
Distribution of stock pursuant to performance awards         -              -                   3            -            -
                                                       -----------   ------------   --------------   -------------   ----------

Balance at March 27, 1999 (unaudited)                      11,575        $19,292           17,947         121,356         -
                                                       ===========   ============   ==============   =============   ==========




                                                                           Treasury Stock           Total
                                                          Restricted   -----------------------   stockholders'
                                                            Stock        Shares      Amount        equity
-------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996                               (500)         (307)      $(2,117)       232,861
Net earnings (loss)                                          -             -             -          (1,228)
Dividend declared of $.72 per share                          -             -             -          (8,110)
Treasury stock issued upon exercise of options               -             29           143            497
Amortized compensation under restricted stock plan           29            -             -              29
Repayment of notes receivable from holder of
    restricted stock                                         80            -             -              80
Distribution of stock pursuant to performance awards         -             30           148            608
Treasury stock purchased                                     -             (4)          (89)           (89)
Foreign currency translation adjustment                      -             -             -             950
Other                                                        -             -             -              20
                                                          --------     ---------  ------------   -----------

Balance at January 3, 1998                                 (391)         (252)      $(1,915)       225,618
Net earnings (loss)                                          -             -             -         (61,637)
Dividend declared of $.72 per share                          -             -             -          (8,162)
Treasury stock issued upon exercise of options               -              4            21             68
Amortized compensation under restricted stock plan           72            -             -              72
Repayment of notes receivable from holders of
    restricted stock                                        206            -             -             206
Distribution of stock pursuant to performance awards         -             15           75             321
Treasury stock purchased                                     -             (1)          (16)           (16)
Other                                                        -             -             -               3
                                                          --------     ---------  ------------   -----------

Balance at January 2, 1999                                 (113)         (234)      $(1,835)       156,473
Net earnings                                                 -             -             -           1,192
Dividend declared of $.09 per share                          -             -             -          (1,021)
Amortized compensation under restricted stock plan            2            -             -               2
Repayment of notes receivable from holders of
    restricted stock                                          9            -             -               9
Distribution of stock pursuant to performance awards         -              1             1              4
                                                          --------     ---------  ------------   -----------

Balance at March 27, 1999 (unaudited)                      (102)         (233)      $(1,834)       156,659
                                                          ========     =========  ============   ===========

------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                      NASH FINCH COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 27, 1999

NOTE 1

         The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 27, 1999, and January 2, 1999, and the result of operations for the 12-weeks ending March 27, 1999 and March 28, 1998, and the changes in cash flows for the 12-week periods ending March 27, 1999 and March 28, 1998, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

         The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $47.4 million and $47.1 million higher at March 27, 1999 and January 2, 1999, respectively.

NOTE 3

         The following table sets forth the computation of basic and diluted earnings per share.

                                                       Twelve Weeks Ended
                                                -------------------------------
                                                March 27,             March 28,
                                                  1999                  1998
                                           ------------------     -----------------
Numerator:
   Earnings from continuing operations     $
                                                       1,192                 3,719
                                           ------------------     -----------------
Denominator:
   Denominator of basic earnings per
   share; weighted-average shares                     11,332                11,301
Effect of dilutive securities:
   Employee stock options                                  -                    35
   Contingent                                              -                    26
                                           ------------------     -----------------
Dilutive common shares                                     -                    61
  Denominator for diluted earnings
  per share; adjusted weighted
  average shares                                      11,332                11,362
                                           ==================     =================
Basic earnings per share                   $             .11                   .33
                                                                  =================
                                           ==================
Diluted earnings per share                 $             .11                   .33
                                           ==================     =================

NOTE 4

         On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation
(NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interest in these receivables to the Purchaser. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance of doubtful accounts. As of January 2, 1999 and March 27, 1999 the Company had sold $45.7 million and $45.4 million, respectively, of accounts receivable on a non-recourse basis to NFFC. NFFC sold $36.8 million and $37.1 million, respectively, of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.

NOTE 5

1998 SPECIAL CHARGES

         During the fourth quarter of 1998, the Company recorded special charges, totaling $68.5 million relative to abandonment and impairment of assets, and consolidation of certain warehouse and retail stores. During the first quarter, the Company closed distribution centers in Appleton, Wisconsin, Grand Island, Nebraska and Liberal, Kansas and closed three retail stores. Costs totaling $2.5 million incurred largely as a result of the closure of these units were charged to accrued expenses. At March 27, 1999, remaining accrued liabilities established as a result of the 1998 special charges totaled $24.2 million.

1997 SPECIAL CHARGES

         During the third quarter of 1997, the Company recorded special charges, totaling $31.3 million relative to asset impairment and consolidation of certain warehouses and retail stores. During the first quarter of 1999, costs totaling $1.1 million incurred as a result of the closing of certain warehouses and retail stores were charged to accrued expenses. At March 27, 1999, remaining accrued liabilities established for purposes of the 1997 special charges totaled $6.5 million.

NOTE 6

Major Segments of the Business

Twelve weeks ended March 27, 1999

                                                                                     All
(In thousands)                         Wholesale        Retail       Military       Other     Totals
------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                         $      543,255      162,521       224,175         568     930,519
Intra segment revenues                      99,773            -             -       1,177     100,950
Segment pretax profit
   (loss)                                    8,813          558         6,154       (181)      15,344


Twelve weeks ended March 28, 1998

                                                                                     All
(In thousands)                        Wholesale         Retail       Military       Other     Totals
------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                         $      553,660      171,048       206,141        553      931,402
Intra segment revenues                     103,353            -             -        649      104,002
Segment pretax profit
  (loss)                                     8,709          250         5,268       (14)       14,213



Reconciliation


(In thousands)                                1999             1998
-------------------------------------------------------------------------
PRETAX PROFIT OR LOSS
Total profit for segments                  $     15,344          14,213
Unallocated amounts
    Adjustment of inventory to LIFO                (300)            600
    Unallocated corporate overhead              (12,974)         (8,829)
                                           ==============   =============
  Income from continuing operations
   before income taxes                     $      2,070           5,984
                                           ==============   =============


NOTE 7

         On May 3, 1999 the Company announced an agreement to acquire 18 supermarkets owned by Erickson's Diversified Corporation ("Erickson") through a cash purchase of Erickson's stock. Erickson, with revenues of approximately $200 million, is headquartered in Hudson, Wisconsin and operates stores in Minnesota and Wisconsin.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

         Total revenues for the first quarter were $934.8 million, an increase of .2% over $933.0 million for the same period last year.

         Wholesale segment revenues were $543.3 million compared to $553.7 million for the year-ago period. The decline from the prior year quarter reflects the loss of an independent customer in Nebraska and the loss of business from a national chain in Colorado.

         Retail segment revenues were $162.5 million, a decline of 5.0% from $171.0 million a year ago. A net reduction of four retail stores contributed to the decline in year over year revenues. However, same store sales increased 2.0% compared to the first quarter last year.

         Military segment revenues increased 8.8% from $206.1 million in 1998 to $224.2 million in 1999. The increase is attributed to strong overseas business and the introduction of new product lines.

GROSS MARGINS

         Gross margins for the quarter were 9.6% in 1999 compared to 9.9% in 1998. The lower margin reflects a growth in the proportion of lower margin wholesale and military business. During the quarter, combined wholesale and military business represented 82.1% of total consolidated revenues compared to 81.4% last year. Higher tobacco prices, which more than offset food price deflation, resulted in a LIFO charge of $.3 million this year, compared to a LIFO credit of $.5 million reported last year.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses as a percent of total revenues were 7.6% compared to 7.3% last year. The current year quarter includes expenses of $3.1 million related to Year 2000 remediation. The Company also incurred non-recurring costs of $1.3 million primarily related to closing warehouses in Liberal, Kansas, Appleton, Wisconsin, and Grand Island, Nebraska. These costs could not be provided for as part of the Company's 1998 restructuring charge. The warehouses were closed in order to consolidate under utilized facilities and enhance warehouse productivity.

DEPRECIATION EXPENSE

         Depreciation and amortization expense decreased 10% compared to last year. The decrease reflects a reduction in depreciable assets due to the closing of warehouses and retail stores since last year, and the write down of impaired assets as part of the restructuring charge recorded at the end of 1998. Amortization of goodwill and other intangibles for the current and prior year quarters was $1.5 million.

INTEREST EXPENSE

         Interest expense for the quarter was $7.0 million, an increase of 1.8% over last year. The increased interest costs are attributed to higher average borrowing rates partially offset by lower borrowing levels compared to a year ago.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY
CHARGE

         Earnings from continuing operations before income taxes and extraordinary charge were $2.1 million in 1999 compared to $6.0 million last year. The reduction is primarily attributed to Year 2000 remediation costs and non-recurring costs associated with the closing of certain facilities which could not be provided for as part of the 1998 restructuring charge.

INCOME TAXES

         The effective income tax rate for 1999 is estimated at 42.4% compared to a tax rate benefit of 32.2% for 1998. The 1998 annual rate was significantly affected by losses related to the restructuring charges.

EXTRAORDINARY CHARGE

         During the first quarter of 1998, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote-off related deferred financing costs totaling $9.5 million. This transaction resulted in an extraordinary charge of $5.6 million, or $.49 per share, after income tax benefits of $3.9 million.

DISCONTINUED OPERATIONS

         In October 1998, the Company adopted a plan to sell its produce growing and marketing subsidiary, Nash DeCamp Company. The Company is actively marketing this operation with an expected sale before mid-year 1999.
         At January 2, 1999 the Company recorded an estimated pretax loss resulting from the expected sale of Nash DeCamp Company of $27.5 million, which includes a provision for anticipated operating losses until disposal of $1.8 million. In the first quarter, Nash DeCamp Company reported operating losses of $.5 million which were applied against the provision.

YEAR 2000

         The Company has developed a remediation plan toward resolving Year 2000 issues. The plan addresses the modification and/or replacement of existing business critical software and the identification of the non-information technology systems that may be affected by Year 2000. In addition, the plan assesses the readiness of third parties and the related risks to the Company of their non-compliance. To expedite this Year 2000 solution, the Company has reallocated internal resources and has contracted outside resources to assist in the remediation effort. The Company's plan to assess and update systems for Year 2000 compliance consists of three major phases: 1) conducting a complete INVENTORY and assessment of potentially affected business areas, 2) REMEDIATION of affected systems and 3) TESTING remediated components. The chart below shows the percent completed of each phase as of the end of the first quarter 1999:

                            Inventory              Remediation             Testing
                        -------------------    -------------------     ----------------
I/T Systems                    100%                    45%                    37%
Non I/T Systems                100%                    50%                     0%


The company expects to complete all mission-critical areas of the project in the third quarter of 1999 and is currently on schedule.

         The total cost for Year 2000 remediation is estimated at approximately $18.5 million, which includes $4.0 million for the purchase of new equipment that will be capitalized and $14.5 million that will be expensed. Project expenses totaling $3.0 million and $3.1 million were incurred in the fourth quarter of 1998 and the first quarter of 1999, respectively, primarily for internal and external costs associated with the modification of existing software. The total remaining expenditures associated with the Year 2000 project are estimated to be approximately $12.1 million.

         The costs or consequences of incomplete or untimely resolution of the Year 2000 issue may have a material effect on the Company's business, results of operations and financial condition. However, at this time, the Company is unable to measure the monetary impact of any such failure to comply or failure of other parties on which it is dependent.

         The Company is currently in the process of establishing and implementing contingency plans to provide viable alternatives for the Company's core business processes. The plans will describe the communications, operations and activities necessary in the event of a Year 2000 systems related failure. Contingency planning is currently 55 percent complete. Comprehensive contingency plans will be in place by the end of the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

         Cash flow provided from operations totaled $29.7 million for the quarter compared to $50.6 million last year. The decline in operating cash flow resulted primarily from changes in working capital partially offset by higher net income for the quarter. Working capital was $143.8 million at the end of the quarter compared to $135.6 million at year end. The current ratio increased from 1.41 at the end of 1998 to 1.44 at the end of the first quarter.

         Other transactions affecting liquidity during the quarter include capital expenditures of $7.5 million, cash dividends of $1.0 million and the acquisition of five Iowa retail stores for approximately $3.4 million in cash.

         The Company believes that borrowing under the revolving credit facility, the sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

         The information contained in this Form 10-Q Report includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation by the use of words like "believes," "expects," "may," "will," "should," "anticipates," or similar expressions, as discussions of strategy. Although such statements represent management's current expectations based on available data, they are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated. Such risks, uncertainties and other factors may include, but are not limited to, the ability to: meet debt service obligations and maintain future financial flexibility; respond to continuing competitive pricing pressures; retain existing independent wholesale customers and attract new accounts; address Year 2000 issues as they affect the Company, its customers and vendors; and fully integrate acquisitions and realize expected synergies.

                           PART II - OTHER INFORMATION


Items 1, 2, 3, 4 and 5 are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

         27.1 Financial Data Schedule

(b)  REPORT ON FORM 8-K
         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NASH-FINCH COMPANY
                                   Registrant


Date:  May 7, 1998                         By   /s/ John A. Haedicke
                                           ------------------------------------
                                           John A. Haedicke
                                           Executive Vice President and Chief
                                           Financial and Administrative Officer



                                           By  /s/ Lawrence A. Wojtasiak
                                           ------------------------------------
                                           Lawrence A. Wojtasiak
                                           Controller

                               NASH FINCH COMPANY

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                    For the Twelve Weeks Ended March 27, 1999



Item No.       Item                                           Method of Filing
--------       ----                                           ----------------
27.1           Financial Data Schedule                        Filed herewith
