Form 10-Q
period 1999-06-19
NASH FINCH CO
filed 1999-08-03
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 / x /                OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the twenty-four weeks ended June 19, 1999

                                       or

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

                  Number of shares of common stock outstanding at July 26, 1999:

                                                               11,342,897 shares

                         PART I - FINANCIAL INFORMATION

     This report is for the twenty-four week interim period beginning January 3, 1999, through June 19, 1999.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

                                                                          Twelve Weeks Ended           Twenty-four Weeks Ended
                                                                      ---------------------------     ---------------------------
                                                                       June 19,       June 20,         June 19,       June 20,
                                                                          1999           1998             1999           1998
                                                                      ------------   ------------     ------------   ------------
Total sales and revenues                                             $    935,951        973,069        1,870,747      1,906,035

Cost and expenses:
    Cost of sales                                                         841,694        881,212        1,686,771      1,725,688
    Selling, general and administrative                                    74,001         69,205          144,943        134,046
    Special charges                                                             -         (1,262)               -         (1,262)
    Depreciation and amortization                                           9,429         11,030           19,155         21,836
    Interest expense                                                        6,882          6,762           13,865         13,622
                                                                      ------------   ------------     ------------   ------------
       Total costs and expenses                                           932,006        966,947        1,864,734      1,893,930

       Earnings from continuing operations before income
         taxes and extraordinary charge                                     3,945          6,122            6,013         12,105

Income taxes                                                                1,673          2,542            2,549          4,807
                                                                      ------------   ------------     ------------   ------------
       Earnings from continuing operations before
         extraordinary charge                                               2,272          3,580            3,464          7,298

Discontinued operations:
    Earnings (loss) from discontinued operations, net of
       income tax                                                               -             36                -         (1,055)
                                                                      ------------   ------------     ------------   ------------
       Earnings before extraordinary charge                                 2,272          3,616            3,464          6,243

    Extraordinary charge from early extinguishment
       of debt, net of income tax benefit of $3,951                             -              -                -          5,569

                                                                      ------------   ------------     ------------   ------------
    Net earnings                                                     $      2,272          3,616            3,464            674
                                                                      ------------   ------------     ------------   ------------
                                                                      ------------   ------------     ------------   ------------

Basic and diluted earnings per share:
    Earnings from continuing operations                              $       0.20           0.32             0.31           0.65
    Earnings (loss) from discontinued operations                                -              -                -          (0.09)
                                                                      ------------   ------------     ------------   ------------
       Earnings before extraordinary charge                                  0.20           0.32             0.31           0.55
    Extraordinary charge from early extinguishment of debt,
       net of income tax benefit                                                -              -                -          (0.49)
                                                                      ------------   ------------     ------------   ------------
    Net earnings per share                                           $       0.20           0.32             0.31           0.06
                                                                      ------------   ------------     ------------   ------------
                                                                      ------------   ------------     ------------   ------------


Weighted average number of common shares outstanding and common equivalent shares outstanding:
    Basic                                                                  11,333         11,314           11,332         11,307
    Diluted                                                                11,342         11,364           11,342         11,363

- -------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                                          June 19,            January 2,
                                                                           1999                  1999
                                                                      --------------         ------------
                                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                       $        4,355                  848
     Accounts and notes receivable, net                                     168,451              169,748
     Inventories                                                            238,035              267,040
     Prepaid expenses                                                        21,424               13,154
     Deferred tax assets                                                     17,468               16,318
                                                                      --------------         ------------
       Total current assets                                                 449,733              467,108

Investments in affiliates                                                     6,566                4,805
Notes receivable, noncurrent                                                 24,250               12,936

Property, plant and equipment:
     Land                                                                    31,151               25,386
     Buildings and improvements                                             149,093              130,988
     Furniture, fixtures and equipment                                      296,905              302,450
     Leasehold improvements                                                  60,624               61,983
     Construction in progress                                                10,833               10,107
     Assets under capitalized leases                                         27,842               24,878
                                                                      --------------         ------------
                                                                            576,448              555,792
     Less accumulated depreciation and amortization                        (330,875)            (333,414)
                                                                      --------------         ------------
       Net property, plant and equipment                                    245,573              222,378

Intangible assets, net                                                      110,471               69,141
Investment in direct financing leases                                        15,808               16,155
Deferred tax asset - net                                                     25,925               31,908
Other assets                                                                  8,195                8,664
                                                                      --------------         ------------
       Total assets                                                  $      886,521              833,095
                                                                      --------------         ------------
                                                                      --------------         ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Outstanding checks                                              $       23,382               33,329
     Short-term debt payable to banks                                         5,700                5,525
     Current maturities of long-term debt and
        capitalized lease obligations                                         1,840                2,563
     Accounts payable                                                       206,824              189,382
     Accrued expenses                                                       100,426               97,683
     Income taxes                                                             2,040                2,991
                                                                      --------------         ------------
         Total current liabilities                                          340,212              331,473

Long-term debt                                                              338,229              293,280
Capitalized lease obligations                                                34,507               34,667
Deferred compensation                                                         6,572                6,450
Other                                                                         9,077               10,752
Stockholders' equity:
     Preferred stock - no par value
       Authorized 500 shares;  none issued                                        -                    -
     Common stock of $1.66 2/3 par value
       Authorized 25,000 shares, issued 11,575 shares in 1999
       and 1998                                                              19,292               19,292
     Additional paid-in capital                                              17,949               17,944
     Restricted stock                                                           (92)                (113)
     Retained earnings                                                      122,607              121,185
                                                                      --------------         ------------
                                                                            159,756              158,308
     Less cost of 233 shares and 234 shares of
       common stock in treasury, respectively.                               (1,832)              (1,835)
                                                                      --------------         ------------
         Total stockholders' equity                                         157,924              156,473
                                                                      --------------         ------------

         Total liabilities and stockholders' equity                  $      886,521              833,095
                                                                      --------------         ------------
                                                                      --------------         ------------

- -------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                          Twenty-four Weeks Ended
                                                                        ----------------------------
                                                                         June 19,        June 20,
                                                                           1999            1998
                                                                        ------------    ------------
Operating activities:
    Net earnings                                                       $      3,464             674
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                         19,155          22,378
       Provision for bad debts                                                1,487             976
       Provision for losses (recovery from) closed lease locatio               (506)            443
       Extraordinary charges - extinguishment of debt                             -             142
       Deferred income taxes                                                  4,166               -
       Deferred compensation                                                   (696)           (218)
       (Earnings) loss of equity investments                                   (485)           (231)
       Other                                                                   (839)            209
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                          5,427           2,055
       Inventories                                                           44,273          13,841
       Prepaid expenses                                                      (4,305)          2,485
       Accounts payable                                                       4,475          22,536
       Accrued expenses                                                      (1,926)          5,619
       Accrued expenses - special charge                                     (3,338)         (2,764)
       Income taxes                                                          (1,209)          4,379
                                                                        ------------    ------------
          Net cash provided by operating activities                          69,143          72,524
                                                                        ------------    ------------

Investing activities:
    Dividends received                                                            -             800
    Disposal of property, plant and equipment                                 4,349           2,864
    Additions to property, plant and equipment
       excluding capital leases                                             (20,558)        (25,151)
    Business acquired, net of cash acquired                                 (57,261)         (1,846)
    Loans to customers                                                      (20,541)         (7,788)
    Payments from customers on loans                                         13,007           7,650
    Sale (repurchase) of receivables                                            327          (3,001)
    Other                                                                      (579)         (3,684)
                                                                        ------------    ------------
       Net cash used for investing activities                               (81,256)        (30,156)
                                                                        ------------    ------------

Financing activities:
    Proceeds from long-term debt                                                449         165,000
    Proceeds (Payments) from revolving debt                                  30,000         (74,000)
    Dividends paid                                                           (2,042)         (4,079)
    Proceeds (payments)  from short-term debt                                   175         (10,489)
    Payments of long-term debt                                               (2,947)       (107,983)
    Payments of capitalized lease obligations                                  (765)           (743)
    Increase in outstanding checks                                           (9,948)        (10,471)
    Other                                                                       697             296
                                                                        ------------    ------------

       Net cash (used in) provided by financing activities                   15,619         (42,469)
                                                                        ------------    ------------
          Net increase (decrease) in cash                              $      3,506            (101)
                                                                        ------------    ------------
                                                                        ------------    ------------

- -------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

- ---------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended June 19, 1999
January 2, 1999 and January 3, 1998                                                                                    Foreign
(In thousands, except per share amounts)                          Common Stock          Additional                     currency
                                                              ---------------------      paid-in       Retained      translation
                                                                Shares      Amount       capital       earnings       adjustment
- ---------------------------------------------------------------------------------------------------------------------------------

Balance at December 28, 1996                                    11,574      $ 19,290       16,816        200,322           (950)
Net earnings (loss)                                                -             -            -           (1,228)           -
Dividend declared of $.72 per share                                -             -            -           (8,110)           -
Treasury stock issued upon exercise of options                     -             -            354            -              -
Amortized compensation under restricted stock plan                 -             -            -              -              -
Repayment of notes receivable from holder of
    restricted stock                                               -             -            -              -              -
Distribution of stock pursuant to performance awards               -             -            460            -              -
Treasury stock purchased                                           -             -            -              -              -
Foreign currency translation adjustment                            -             -            -              -              950
Other                                                                1             2           18            -              -
                                                              ---------   -----------   ----------   ------------   ------------

Balance at January 3, 1998                                      11,575        19,292       17,648        190,984            -
Net earnings (loss)                                                -             -            -          (61,637)           -
Dividend declared of $.72 per share                                -             -            -           (8,162)           -
Treasury stock issued upon exercise of options                     -             -             47            -              -
Amortized compensation under restricted stock plan                 -             -            -              -              -
Repayment of notes receivable from holders of
    restricted stock                                               -             -            -              -              -
Distribution of stock pursuant to performance awards               -             -            246            -              -
Treasury stock purchased                                           -             -            -              -              -
Other                                                                                           3            -              -
                                                              ---------   -----------   ----------   ------------   ------------

Balance at January 2, 1999                                      11,575        19,292       17,944        121,185            -
Net earnings                                                       -             -            -            3,464            -
Dividend declared of $.18 per share                                -             -            -           (2,042)           -
Amortized compensation under restricted stock plan                 -             -            -              -              -
Repayment of notes receivable from holders of
    restricted stock                                               -             -            -              -              -
Distribution of stock pursuant to performance awards               -             -              5            -              -
                                                              ---------   -----------   ----------   ------------   ------------

Balance at June 19, 1999 (unaudited)                            11,575        19,292       17,949        122,607            -
                                                              ---------   -----------   ----------   ------------   ------------
                                                              ---------   -----------   ----------   ------------   ------------

- ----------------------------------------------------------------------------------------------------------------
Fiscal period ended June 19, 1999
January 2, 1999 and January 3, 1998
(In thousands, except per share amounts)                                      Treasury Stock          Total
                                                              Restricted   --------------------    stockholders'
                                                                Stock       Shares      Amount       equity
- ----------------------------------------------------------------------------------------------------------------

Balance at December 28, 1996                                      (500)      (307)    $ (2,117)      232,861
Net earnings (loss)                                                -          -            -          (1,228)
Dividend declared of $.72 per share                                -          -            -          (8,110)
Treasury stock issued upon exercise of options                     -           29          143           497
Amortized compensation under restricted stock plan                  29        -            -              29
Repayment of notes receivable from holder of
    restricted stock                                                80        -            -              80
Distribution of stock pursuant to performance awards               -           30          148           608
Treasury stock purchased                                           -           (4)         (89)          (89)
Foreign currency translation adjustment                            -          -            -             950
Other                                                              -          -            -              20
                                                              ---------   --------   ----------   -----------

Balance at January 3, 1998                                        (391)      (252)      (1,915)      225,618
Net earnings (loss)                                                -          -            -         (61,637)
Dividend declared of $.72 per share                                -          -            -          (8,162)
Treasury stock issued upon exercise of options                     -            4           21            68
Amortized compensation under restricted stock plan                  72        -            -              72
Repayment of notes receivable from holders of
    restricted stock                                               206        -            -             206
Distribution of stock pursuant to performance awards               -           15           75           321
Treasury stock purchased                                           -           (1)         (16)          (16)
Other                                                              -          -            -               3
                                                              ---------   --------   ----------   -----------

Balance at January 2, 1999                                        (113)      (234)      (1,835)      156,473
Net earnings                                                       -          -            -           3,464
Dividend declared of $.18 per share                                -          -            -          (2,042)
Amortized compensation under restricted stock plan                   4        -            -               4
Repayment of notes receivable from holders of
    restricted stock                                                17        -            -              17
Distribution of stock pursuant to performance awards               -            1            3             8
                                                              ---------   --------   ----------   -----------

Balance at June 19, 1999 (unaudited)                               (92)      (233)    $ (1,832)      157,924
                                                              ---------   --------   ----------   -----------
                                                              ---------   --------   ----------   -----------

- ------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 19, 1999

NOTE 1

     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 19, 1999, and January 2, 1999, and the result of operations for the 12-weeks ended June 19, 1999 and June 20, 1998, and the changes in cash flows for the 24-week periods ended June 19, 1999 and June 20, 1998, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

     The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $47.4 million and $47.1 million higher at June 19, 1999 and January 2, 1999, respectively.

NOTE 3

     The following table sets forth the computation of basic and diluted earnings per share.

                                                             Twelve Weeks Ended                Twenty-four Weeks Ended
                                                        ------------------------------     ------------------------------
                                                          June 19,          June 20,          June 19,         June 20,
                                                            1999              1998              1999             1998
                                                        ------------     -------------     -------------    -------------
Numerator:
   Earnings from continuing operations                 $      2,272             3,580             3,464            7,298
                                                        ------------     -------------     -------------    -------------
Denominator:
   Denominator of basic earnings per share;
weighted-average shares                                      11,333            11,314            11,332           11,307
Effect of dilutive securities:
   Employee stock options                                                          24                                 30
   Contingent                                                     9                26                10               26
                                                        ------------     -------------     -------------    -------------
Dilutive common shares                                            9                50                10               56
  Denominator for diluted earnings
  per share; adjusted weighted
  average shares                                             11,342            11,364            11,342           11,363
                                                        ------------     -------------     -------------    -------------
                                                        ------------     -------------     -------------    -------------
Basic earnings per share                               $        .20               .32              0.31             0.65
                                                        ------------     -------------     -------------    -------------
                                                        ------------     -------------     -------------    -------------
Diluted earnings per share                             $        .20               .32              0.31             0.65
                                                        ------------     -------------     -------------    -------------
                                                        ------------     -------------     -------------    -------------

NOTE 4

     On June 10, 1999 the Company acquired Erickson's Diversified Corporation (Erickson's) through a cash purchase of all of Erickson's outstanding capital stock. Erickson's operates 18 supermarkets in Minnesota and Wisconsin with annual sales of approximately $200 million. In addition to the stores, the acquisition includes a number of real estate holdings in the two state market area. The acquisition was accounted for as a purchase, with the cash purchase price totaling $59.0 million (subject to purchase price adjustment), initially allocated based on estimated fair values at date of acquisition, pending final determination of certain acquired asset and liability valuations. This preliminary allocation has resulted in acquired goodwill of approximately $43.4 million, which is being amortized on a straight line basis over 40 years.

     The following unaudited pro forma information presents a summary of consolidated earnings from continuing operations before extraordinary charge as if the acquisition had taken place at the beginning of 1998.

                                                            Twenty-Four Weeks Ended
                                                   --------------------------------------
                                                    June 19, 1999          June 20, 1998
                                                    -------------          -------------
Revenues                                               $1,966,986             $1,997,224
Earnings from continuing operations
     before extraordinary charge                            3,141                  7,062
Basic and Diluted earnings per share                          .28                    .62

     These unaudited pro forma results have been prepared for comparative purpose only and include certain adjustments such as additional amortization expense on acquired goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or may result in the future.

NOTE 5

     On December 29, 1997, a Receivables Purchase Agreement (the
"Agreement") was executed by the Company, Nash Finch Funding Corporation (NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance of doubtful accounts. As of January 2, 1999 and June 19, 1999 the Company had sold $45.7 million and $47.4 million, respectively, of accounts receivable on a non-recourse basis to NFFC. NFFC sold $36.8 million and $37.1 million, respectively, of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.

NOTE 6

1998 SPECIAL CHARGES

     During the fourth quarter of 1998, the Company recorded special charges, totaling $68.5 million relative to abandonment and impairment of assets, and consolidation of certain warehouse and retail stores. During the first half of 1999, the Company closed distribution centers in Appleton, Wisconsin, Grand Island, Nebraska and Liberal, Kansas, and closed three retail stores. Costs totaling $2.4 million incurred largely as a result of the closure of these units were charged to accrued expenses. During the second quarter of 1999, accruals in the amount of $1.2 million were reversed. These reversals were primarily for properties originally scheduled for closure that were sold. At June 19, 1999, remaining accrued liabilities established as a result of the 1998 special charges totaled $25.1 million.

1997 SPECIAL CHARGES

     During the third quarter of 1997, the Company recorded special charges, totaling $31.3 million relative to asset impairment and consolidation of certain warehouses and retail stores. During the first half of 1999, costs totaling $1.8 million incurred as a result of the closing of certain warehouses and retail stores were charged to accrued expenses. During the second quarter additional accruals in the amount of $1.5 million were recorded primarily for additional losses for write-downs of tangible assets on locations that have been closed and additional lease costs for one retail store and one warehouse location closed in the second quarter of 1999. During the second quarter accruals in the amount of $0.3 million were reversed. These reversals resulted primarily from the final lease settlement and exit from the Lexington, Kentucky warehouse which was closed in 1998. At June 19, 1999, remaining accrued liabilities established for purposes of the 1997 special charges totaled $6.9 million.

NOTE 7

A summary of the Major Segments of the Business is as follows:

TWELVE WEEKS ENDED JUNE 19, 1999

                                                                                                 All
(In thousands)                          Wholesale           Retail           Military           Other        Totals
- -------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $  537,363          175,333            219,050             891        932,637
Intra segment revenues                    105,668                -                  -           1,025        106,693
Segment pretax profit
   (loss)                                  11,128            2,982              5,808            (140)       19,778

TWELVE WEEKS ENDED JUNE 20, 1998

                                                                                                 All
(In thousands)                          Wholesale           Retail           Military           Other        Totals
- -------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $  581,280          176,744            212,316             616        970,956
Intra segment revenues                    106,217                -                  -             651        106,868
Segment pretax profit
  (loss)                                   11,827            2,277              5,623              12        19,739

TWENTY-FOUR WEEKS ENDED JUNE 19, 1999

                                                                                                 All
(In thousands)                          Wholesale           Retail           Military           Other        Totals
- -------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $1,080,618          337,854            443,225           1,459        1,863,156
Intra segment revenues                    205,441                -                  -           2,202        207,643
Segment pretax profit
  (loss)                                   19,941            3,540             11,962            (321)       35,122

TWENTY-FOUR WEEKS ENDED JUNE 20, 1998

                                                                                                 All
(In thousands)                          Wholesale           Retail           Military           Other        Totals
- -------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $1,134,939          347,792            418,457           1,168        1,902,356
Intra segment revenues                    209,570                -                  -           1,301        210,871
Segment pretax profit
  (loss)                                   20,530            2,526             10,891              (1)       33,946

Reconciliation to statements of operations
(In thousands)

12 WEEKS ENDED JUNE 19, 1999 AND JUNE 20, 1998

                                                                         1999                    1998
                                                                  --------------------    --------------------
PROFIT OR LOSS
Total profit for segments                                        $             19,778                  19,739
Unallocated amounts
    Adjustment of inventory to LIFO                                                 -                    (750)
    Unallocated corporate overhead                                            (15,833)                (12,867)
                                                                  --------------------    --------------------
  Income from continuing operations
   before income taxes                                           $              3,945                   6,122
                                                                  --------------------    --------------------
                                                                  --------------------    --------------------

24 WEEKS ENDED JUNE 19, 1999 AND JUNE 20, 1998

                                                                         1999                    1998
                                                                  --------------------    --------------------
PROFIT OR LOSS
Total profit for segments                                        $             35,122                  33,946
Unallocated amounts
    Adjustment of inventory to LIFO                                              (300)                   (250)
    Unallocated corporate overhead                                            (28,809)                (22,853)
    Special charges                                                                 -                   1,262
                                                                  --------------------    --------------------
  Income from continuing operations
   before income taxes                                           $              6,013                  12,105
                                                                  --------------------    --------------------
                                                                  --------------------    --------------------

NOTE 8

     As of June 30, 1999 the Company sold its majority interest in Gillette Dairy of the Black Hills, Inc. and Nebraska Dairies, Inc. to Marigold Foods, Inc. ("Marigold"). Marigold purchased all of the outstanding shares of each company for cash. The transaction is subject to finalization of a closing balance sheet which should be completed in the third quarter. The Company expects to realize approximately $15 million in cash from the sale.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Total revenues for the second quarter were $936.0 million a decline of 3.8% compared to the prior year quarter. For the twenty-four weeks, total revenues were $1.871 billion compared to $1.906 billion last year, a decline of 1.8%.

The revenue declines are principally related to the wholesale segment which has experienced both the loss of independent retail business in Nebraska and business from a national chain in Colorado, since last year. Wholesale revenues during the quarter were $537.4 million compared to $581.3 million, a decrease of 7.6%. On a year to date basis, wholesale revenues were $1.1 billion, a decrease of 4.8% compared to last year. Revenues for the quarter and year to date have also been negatively impacted by competitive pressures in the Company's Michigan market area. However, on July 20, 1999 , the Company announced that it had reached an agreement in principle to purchase certain assets of Midwest Wholesale Food, Inc., a wholesale supplier to grocery stores in the Detroit metro area. In addition, agreements have been reached with owners of more than 40 stores serviced by Midwest, to have the Company become their supplier. These stores will be serviced by the Company's Bridgeport, Michigan distribution center in the third quarter.

Retail segment revenues for the quarter were $175.3 million compared to $176.7 million last year, a decline of .8%. Same store sales declined .43% after posting three consecutive quarters of growth. Intense competition in the Iowa market offset same store sales gains realized in other market regions. During the quarter the Company announced the acquisition of 18 Erickson's stores and two Smith's Food and Drug Stores in Cheyenne, Wyoming. The effect of these acquisitions on revenues was minimal since they occurred near the end of the quarter.

Military segment revenues increased 3.2% for the quarter over last year and 5.9% on a year to date basis. The increase is attributed to the introduction of new product lines and stronger overseas business.

GROSS MARGIN

Gross margin for the quarter was 10.1% compared to 9.4% last year. The improvement is attributed to a number of factors: better overall margins for the retail segment as a result of a greater proportion of revenues derived from higher margin departments within the stores, improvements at wholesale due to efficiencies in warehousing and transportation which lower the cost of sales, no impact of LIFO during the quarter compared to a LIFO charge of $.8 million last year and lastly, during the quarter retail revenues, which achieve higher margins, represented a greater portion of total Company revenues compared to last year. On a year to date basis, margins for the twenty-four weeks of 1999 were 9.8% compared to 9.5% for the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE

Selling , general and administrative expenses as a percent of total revenues were 7.9% compared 7.1% a year ago. The current year quarter includes $4.3 million of costs related to the Company's Year 2000 remediation program and $.3 million in costs associated with the closing of certain facilities which could not be provided for as part of the 1998 restructuring charge. For the year to date, selling, general and administrative expenses were 7.8% in 1999 compared to 7.0% in 1998. Again the primary factors for the increased expense relate to Year 2000 remediation costs and non-recurring closed facilities costs, which were $7.6 million and $1.6 million, respectively, for the twenty-four week period.

DEPRECIATION EXPENSE

Depreciation and amortization expense decreased 14.5% compared to last year. The decrease reflects a reduction in depreciable assets since last year due to the closing of three distribution centers, closing or sale of thirteen retail stores and the write down of impaired assets as part of the restructuring charge recorded at the end of 1998. On a year to date basis, depreciation and amortization expense decreased 12.3%. Amortization of goodwill and other intangibles for the current and prior year quarters was $1.6 million and $1.8 million, respectively. For the twenty-four weeks, amortization expense was $3.1 million for 1999 and $3.3 million 1998.

INTEREST EXPENSE

Interest expense for the quarter was $6.9 million, an increase of 1.8% over last year. The higher interest costs are attributed to higher average borrowing rates partially offset by lower borrowing levels during the quarter, due to inventory reductions compared to a year ago. Year to date interest expense was $13.9 million compared to $13.6 million last year, an increase of 1.8%.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE

     Earnings from continuing operations before income taxes and extraordinary charge for the quarter and year to date were $3.9 million and $6.0 million, respectively, compared to $6.1 million and $12.1 million, respectively, last year. The reductions this year are primarily attributed to Year 2000 remediation costs and non-recurring costs associated with the closing of certain facilities which could not be provided for as part of the 1998 restructuring charge.

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

DISCONTINUED OPERATIONS

     In October 1998, the Company adopted a plan to sell its produce growing and marketing subsidiary, Nash-De Camp Company. On June 14, 1999 the Company announced it had entered into a definitive agreement to sell Nash-De Camp to Agriholding, Inc., a private company. The transaction is structured as a sale of all outstanding stock of Nash-De Camp for a cash amount to be finalized at closing but expected to be approximately of $17 million.

     At January 2, 1999 the Company recorded an estimated pretax loss resulting from the expected sale of Nash-De Camp Company of $27.5 million, which includes a provision for anticipated operating losses until disposal of $1.8 million. The sale of Nash-De Camp is expected to be completed in the third quarter and should result in a gain to be recorded in the third quarter of 1999.

YEAR 2000

The Company is executing its remediation plan toward resolving Year 2000 issues. The plan addresses the modification and/or replacement of existing business critical software and the identification of the non-information technology systems that may be affected by Year 2000. In addition, the plan assesses the readiness of third parties and the related risks to the Company of their non-compliance. To expedite this Year 2000 solution, the Company has reallocated internal resources and has contracted outside resources to assist in the remediation effort. The Company's plan to assess and update systems for Year 2000 compliance consists of three major phases: 1) Conducting a complete INVENTORY and assessment of potentially affected business areas, 2) REMEDIATION of affected systems and 3) TESTING remediated components. The chart below shows the percent complete of each phase as of the end of the second quarter of 1999:

                           Inventory         Remediation       Testing
                           ---------         -----------       -------
I/T Systems                   100%               65%             60%
Non-I/T Systems               100%               75%             50%

The Company expects to complete all mission-critical areas of the project in the third quarter of 1999 and is currently ahead of schedule.

The total cost for Year 2000 remediation is estimated at approximately $18.5 million, which includes $4.0 million for the purchase of new equipment that will be capitalized and $14.5 million will be expensed. Project expenses totaling $3.3 million and $4.3 million were incurred in the first and second quarters of 1999, respectively, primarily for internal and external costs associated with the modification of existing software and testing. Capital expenditures to date have been $1.2 million. The total remaining expense associated with the Year 2000 project is estimated to be approximately $3.9 million.

The costs or consequences of incomplete or untimely resolution of the Year 2000 issue may have a material effect on the Company's business, results of operations and financial condition. However, at this time, the Company is unable to measure the monetary impact of any such failure to comply or failure of other parties on which it is dependent.

The Company has established contingency plans to provide viable alternatives for the Company's core business processes. The plans describe the communications, operations and activities necessary in the event of a Year 2000 systems related failure. Contingency planning is 100% complete with plans in place.

LIQUIDITY AND CAPITAL RESOURCE

     Historically, the Company has financed its capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

     Cash flow provided from operations totaled $69.1 million for the quarter compared to $72.5 million last year. The decline in operating cash flow resulted primarily from changes in working capital partially offset by higher net income for the current twenty-four week period. Working capital was $109.5 million at the end of the quarter compared to $135.6 million at year end. The current ratio decreased from 1.41 at the end of 1998 to 1.32 at the end of the second quarter.

     During the quarter the Company announced the acquisition of Erickson's Diversified Corporation through the purchase of stock. The cash purchase price of $59.0 million (subject to purchase price adjustment) was financed through borrowings under the Company's revolving credit agreement. The Company also announced the sales of its produce growing and marketing subsidiary and its equity interest in two dairy operations. The combination of these transactions should result in cash proceeds totaling approximately $33.0 million, which will be used to pay down the revolving credit facility. Both transactions are scheduled for completion in the third quarter.

     Other transactions affecting liquidity during the twenty-four week period include capital expenditures of $20.6 million, cash dividends of $2.0 million and the acquisition of two Wyoming retail stores for approximately $1.3 million in cash.

     The Company believes that borrowing under the revolving credit facility, proceeds from its sale of subordinated notes in 1998, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

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

                           PART II - OTHER INFORMATION


Items 1, 2, 3 and 5 are not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The annual meeting of stockholders was held on May 11, 1999.

(b) Not required.(Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.)

(c) At the annual meeting, the following proposals were presented to the shareholders and voted upon: (1) election of directors, (2) adoption of the 1999 Employee Stock Purchase Plan; (3) elimination of the classified structure of the Board of Directors, and (4) prompt sale of the Company to the highest bidder.

     (1)  ELECTION OF DIRECTORS.

          Four director nominees were elected to serve for three-year terms expiring in 2002, all of whom were incumbent directors. The terms of the other seven directors do not expire until 2000 and 2001.

          The director nominees and voting results are as follows:

                                                                 Votes               Broker
          Nominee                           Votes For          Withheld            Non-Votes
          -------                           ---------          --------            ---------
          Carole F. Bitter                  8,951,038           333,246              - 0 -
          Richard A. Fisher                 8,859,559           424,725              - 0 -
          John H. Grunewald                 8,949,907           334,377              - 0 -
          William R. Voss                   8,945,177           339,106              - 0 -

     (2)  ADOPTION OF THE 1999 EMPLOYEE STOCK PURCHASE PLAN.

          The 1999 Employee Stock Purchase Plan was adopted by the shareholders. The voting results are as follows:

                                                        Votes                Broker
          Votes For            Votes Against          Withheld             Non-Votes
          ---------            -------------          --------             ---------
          8,878,000               344,550              61,733                  0

     (3)  ELIMINATION OF THE CLASSIFIED STRUCTURE OF THE BOARD OF DIRECTORS.

          A stockholder proposal was introduced to request the Board of Directors to take the necessary steps, in accordance with state law, to declassify the Board of Directors so that all directors are elected annually. This stockholder proposal provided that such declassification was to be effected in a manner that did not affect the unexpired terms of directors previously elected.

          The voting results are as follows:

                                                                                 Broker
          Votes For              Votes Against          Abstentions            Non-Votes
          ---------              -------------          -----------            ---------
          2,884,167                4,370,622              116,584              1,912,911

     (4)  PROMPT SALE OF NASH FINCH COMPANY TO THE HIGHEST BIDDER.

          A stockholder proposal was introduced to urge the Board of Directors to arrange for the prompt sale of Nash Finch Company to the highest bidder.

          The voting results are as follows:

                                                                                 Broker
          Votes For              Votes Against          Abstentions            Non-Votes
          ---------              -------------          -----------            ---------
          619,935                  6,605,817              145,620              1,912,911

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     27.1     Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     Not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NASH-FINCH COMPANY
                                  Registrant


Date:  August 3, 1999                  By   /s/ John A. Haedicke
                                       -------------------------
                                       John A. Haedicke
                                       Executive Vice President and Chief
                                       Financial and Administrative Officer



                                       By  /s/ Lawrence A. Wojtasiak
                                       -----------------------------
                                       Lawrence A. Wojtasiak
                                       Controller

                               NASH FINCH COMPANY

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                  For the Twenty-Four Weeks Ended June 19, 1999

Item No.      Item                                          Method of Filing
- --------      ----                                          ----------------
27.1          Financial Data Schedule                       Filed herewith