Form 10-Q
period 1999-10-09
NASH FINCH CO
filed 1999-11-22
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ------
    /x/              OF THE SECURITIES EXCHANGE ACT OF 1934
  ------
                    For the forty weeks ended October 9, 1999

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----
   / /               OF THE SECURITIES EXCHANGE ACT OF 1934
  -----


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

       Number of shares of common stock outstanding at November 17, 1999:

                                                        11,343,967 shares

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

         This report is for the forty week interim period beginning January 3, 1999, through October 9, 1999.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

                                                           Sixteen Weeks Ended              Forty Weeks Ended
                                                        ---------------------------     ---------------------------
                                                        October 9,     October 10,      October 9,     October 10,
                                                            1999           1998             1999           1998
                                                        ------------   ------------     ------------   ------------
Total sales and revenues                                $ 1,289,156      1,282,533        3,159,903      3,188,568

Cost and expenses:
    Cost of sales                                         1,150,965      1,167,211        2,837,735      2,901,008
    Selling, general and administrative                     109,307         88,368          254,251        214,305
    Special charges                                               -              -                -        (1,262)
    Depreciation and amortization                            13,394         13,760           32,548         35,596
    Interest expense                                          9,454          8,691           23,318         22,313
                                                        ------------   ------------     ------------   ------------
       Total costs and expenses                           1,283,120      1,278,030        3,147,852      3,171,960

       Earnings from continuing operations before
       income taxes and extraordinary charge                  6,036          4,503           12,051         16,608

Income taxes                                                  2,559          1,984            5,110          6,791
                                                        ------------   ------------     ------------   ------------
       Earnings from continuing operations before
         extraordinary charge                                 3,477          2,519            6,941          9,817

Discontinued operations:
    Earnings (loss) from discontinued operations,
     net of income tax (benefit)                                  -            879                -          (176)
    Earnings from disposal of discontinued
     operations, including profit of $1,017 during
     the phase out period, net of income tax of $3,587        4,566              -            4,566              -
                                                        ------------   ------------     ------------   ------------
       Earnings before extraordinary charge                   8,043          3,398           11,507          9,641

    Extraordinary charge from early
     extinguishment of debt, net of income tax
     benefit of $3,951                                            -              -                -          5,569
                                                        ------------   ------------     ------------   ------------
    Net earnings                                        $     8,043          3,398           11,507          4,072
                                                        ============   ============     ============   ============
Basic earnings per share:
    Earnings from continuing operations                 $      0.31           0.22             0.62           0.87
    Earnings (loss) from discontinued operations               0.40           0.08             0.40         (0.02)
                                                        ------------   ------------     ------------   ------------
       Earnings before extraordinary charge                    0.71           0.30             1.02           0.85
    Extraordinary charge from early
     extinguishment of debt, net of income
     tax benefit                                                  -              -                -         (0.49)
                                                        ------------   ------------     ------------   ------------
    Net earnings per share                              $      0.71           0.30             1.02           0.36
                                                        ============   ============     ============   ============
Diluted earnings per share:
    Earnings from continuing operations                 $      0.31           0.22             0.61           0.87
    Earnings (loss) from discontinued operations               0.40           0.08             0.40         (0.02)
                                                        ------------   ------------     ------------   ------------
       Earnings before extraordinary charge                    0.71           0.30             1.01           0.85
    Extraordinary charge from early
     extinguishment of debt, net of income
     tax benefit                                                  -              -                -         (0.49)
                                                        ------------   ------------     ------------   ------------
    Net earnings (loss) per share                       $      0.71           0.30             1.01           0.36
                                                        ============   ============     ============   ============
Weighted average number of common shares
  outstanding and common equivalent shares
  outstanding:
    Basic                                                    11,334         11,314           11,333         11,310
    Diluted                                                  11,343         11,340           11,343         11,336

------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                                   October 9,           January 2,
                                                                      1999                  1999
                                                                 --------------         ------------
                                                                  (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                   $       1,301                  848
     Accounts and notes receivable, net                                164,231              169,748
     Inventories                                                       275,015              267,040
     Prepaid expenses                                                   12,051               13,154
     Deferred tax assets                                                33,421               16,318
                                                                 --------------         ------------
       Total current assets                                            486,019              467,108

Investments                                                                556                4,805
Notes receivable, noncurrent                                            23,550               12,936

Property, plant and equipment:
     Land                                                               22,982               25,386
     Buildings and improvements                                        134,571              130,988
     Furniture, fixtures and equipment                                 287,812              302,450
     Leasehold improvements                                             61,821               61,983
     Construction in progress                                           24,434               10,107
     Assets under capitalized leases                                    27,841               24,878
                                                                 --------------         ------------
                                                                       559,461              555,792
     Less accumulated depreciation and amortization                   (318,835)            (333,414)
                                                                 --------------         ------------
       Net property, plant and equipment                               240,626              222,378

Intangible assets, net                                                 108,677               69,141
Investment in direct financing leases                                   15,625               16,155
Deferred tax asset - net                                                 3,662               31,908
Other assets                                                             7,969                8,664
                                                                 --------------         ------------
       Total assets                                              $     886,684              833,095
                                                                 ==============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Outstanding checks                                          $      29,114               33,329
     Short-term debt payable to banks                                   15,800                5,525
     Current maturities of long-term debt and
        capitalized lease obligations                                    3,172                2,563
     Accounts payable                                                  215,555              189,382
     Accrued expenses                                                   94,732               97,683
     Income taxes                                                        2,272                2,991
                                                                 --------------         ------------
       Total current liabilities                                       360,645              331,473

Long-term debt                                                         313,918              293,280
Capitalized lease obligations                                           34,107               34,667
Deferred compensation                                                    4,585                6,450
Other                                                                    8,452               10,752
Stockholders' equity:
     Preferred stock - no par value
       Authorized 500 shares;  none issued                                   -                    -
     Common stock of $1.66 2/3 par value
       Authorized 25,000 shares, issued 11,575 shares
       in 1999 and 1998                                                 19,292               19,292
     Additional paid-in capital                                         17,953               17,944
     Restricted stock                                                      (75)                (113)
     Retained earnings                                                 129,630              121,185
                                                                 --------------         -----------
                                                                       166,800              158,308
     Less cost of 231 shares and 234 shares of
       common stock in treasury, respectively.                          (1,823)              (1,835)
                                                                 --------------         -----------
         Total stockholders' equity                                    164,977              156,473
                                                                 --------------         -----------
         Total liabilities and stockholders' equity              $     886,684              833,095
                                                                 ==============         ===========

----------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                              Forty Weeks Ended
                                                         ----------------------------
                                                         October 9,      October 10,
                                                            1999            1998
                                                         ------------    ------------
Operating activities:
    Net earnings                                         $    11,507         4,072
    Adjustments to reconcile net income to net
        cash provided by operating activities:
       Depreciation and amortization                          32,548        36,620
       Provision for bad debts                                 2,608         1,878
       (Recovery from) provision for losses
        closed lease locations                                  (509)        1,178
       Extraordinary charges - extinguishment of debt              -         9,520
       Deferred income taxes                                   9,022             -
       Deferred compensation                                  (2,683)         (404)
       Earnings from equity investments                         (718)         (201)
       Other                                                    (386)       (2,120)
    Changes in operating assets and liabilities:
       Accounts and notes receivable                             (82)       (4,090)
       Inventories                                             7,340       (10,216)
       Prepaid expenses                                        3,742         5,027
       Accounts payable                                       13,048        38,398
       Accrued expenses                                       (5,634)       12,387
       Accrued expenses - special charge                      (7,148)       (3,595)
       Income taxes                                             (434)        5,986
                                                         ------------    ----------
          Net cash provided by operating activities           62,221        94,440
                                                         ------------    ----------
Investing activities:
    Dividends received                                             -           799
    Disposal of property, plant and equipment                 26,158        11,994
    Additions to property, plant and equipment
       excluding capital leases                              (41,512)      (39,980)
    Business acquired, net of cash acquired                  (58,792)       (2,895)
    Loans to customers                                       (22,812)      (12,118)
    Payments from customers on loans                          22,558        12,205
    Sale (repurchase) of receivables                           1,125        (7,400)
    Proceeds from sale of dairy operations                     5,302             -
    Other                                                     (1,030)       (4,624)
                                                         ------------    ----------
       Net cash used for investing activities                (69,003)      (42,019)
                                                         ------------    ----------
Financing activities:
    Proceeds from long-term debt                                 649       165,000
    Proceeds (payments) from revolving debt                    7,000       (79,000)
    Dividends paid                                            (3,062)       (6,121)
    Proceeds (payments)  from short-term debt                  9,909            50
    Payments of long-term debt                                (2,505)     (108,219)
    Payments of capitalized lease obligations                 (1,246)       (1,205)
    Extinguishment of debt                                         -        (9,378)
    Decrease in outstanding checks                            (4,215)      (13,866)
    Other                                                        705           364
                                                         ------------    ----------
       Net cash provided by (used in) financing
          activities                                           7,235       (52,375)
                                                         ------------    ----------
          Net increase  in cash                          $       453            46
                                                         ============    ==========

--------------------------------------------------------------
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders'
Equity


----------------------------------------------------------------------------------------------------------------------
Fiscal period ended October 9, 1999
January 2, 1999 and January 3, 1998
(In thousands, except per share amounts)                                                                   Foreign
                                                          Common Stock        Additional                   currency
                                                      ---------------------    paid-in       Retained    translation
                                                        Shares      Amount     capital       earnings     adjustment
----------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996                            11,574    $ 19,290      16,816        200,322         (950)
Net earnings (loss)                                      -           -            -            (1,228)         -
Dividend declared of $.72 per share                      -           -            -            (8,110)         -
Treasury stock issued upon exercise of
  options                                                -           -             354            -            -
Amortized compensation under restricted
  stock plan                                             -           -            -               -            -
Repayment of notes receivable from holder of
  restricted stock                                       -           -            -               -            -
Distribution of stock pursuant to
  performance awards                                     -           -             460            -            -
Treasury stock purchased                                 -           -            -               -            -
Foreign currency translation adjustment                  -           -            -               -            950
Other                                                        1           2          18            -            -
                                                      ---------  ----------   ----------    -----------   -----------
Balance at January 3, 1998                              11,575      19,292      17,648        190,984          -
Net earnings (loss)                                      -           -            -           (61,637)         -
Dividend declared of $.72 per share                      -           -            -            (8,162)         -
Treasury stock issued upon exercise of
  options                                                -           -              47            -            -
Amortized compensation under restricted
  stock plan                                             -           -            -               -            -
Repayment of notes receivable from holders
  of restricted stock                                    -           -            -               -            -
Distribution of stock pursuant to
  performance awards                                     -           -             246            -            -
Treasury stock purchased                                 -           -            -               -            -
Other                                                                                3            -            -
                                                      ---------  ----------   ----------    -----------   -----------

Balance at January 2, 1999                              11,575      19,292       17,944        121,185         -
Net earnings                                             -           -            -             11,507         -
Dividend declared of $.27 per share                      -           -            -             (3,062)        -
Amortized compensation under restricted
  stock plan                                             -           -            -               -            -
Repayment of notes receivable from holders
  of restricted stock                                    -           -            -               -            -
Distribution of stock pursuant to
  performance awards                                     -           -                9           -            -
                                                      ---------  ----------   ----------    -----------   -----------
Balance at October 9, 1999 (unaudited)                  11,575     $19,292       17,953        129,630         -
                                                      =========  ==========   ==========    ===========   ===========


                                              -------------------------------------------------
                                                              Treasury Stock          Total
                                              Restricted   -------------------     stockholders'
                                                stock       Shares     Amount         equity
                                              -------------------------------------------------
Balance at December 28, 1996                       (500)     (307)     $(2,117)     232,861
Net earnings (loss)                                 -         -            -         (1,228)
Dividend declared of $.72 per share                 -         -            -         (8,110)
Treasury stock issued upon exercise of
  options                                           -          29          143          497
Amortized compensation under restricted
  stock plan                                         29       -            -             29
Repayment of notes receivable from holder of
  restricted stock                                   80       -            -             80
Distribution of stock pursuant to
  performance awards                                -          30          148          608
Treasury stock purchased                            -          (4)         (89)         (89)
Foreign currency translation adjustment             -         -            -            950
Other                                               -         -            -             20
                                                --------- ---------    ---------   ---------

Balance at January 3, 1998                         (391)     (252)      (1,915)     225,618
Net earnings (loss)                                 -         -            -        (61,637)
Dividend declared of $.72 per share                 -         -            -         (8,162)
Treasury stock issued upon exercise of
  options                                           -           4           21           68
Amortized compensation under restricted
  stock plan                                         72      -             -             72
Repayment of notes receivable from holders
  of restricted stock                               206      -             -            206
Distribution of stock pursuant to
  performance awards                                -          15           75          321
Treasury stock purchased                            -          (1)         (16)         (16)
Other                                               -        -             -              3
                                                --------- ---------    ---------   ---------

Balance at January 2, 1999                         (113)     (234)      (1,835)     156,473
Net earnings                                       -         -             -         11,507
Dividend declared of $.27 per share                -         -             -         (3,062)
Amortized compensation under restricted
  stock plan                                         13      -             -             13
Repayment of notes receivable from holders
  of restricted stock                                25      -             -             25
Distribution of stock pursuant to
  performance awards                               -            3           12           21
                                               --------- ---------    ---------   ----------
Balance at October 9, 1999 (unaudited)              (75)     (231)    $ (1,823)     164,977
                                               ========= =========    =========   ==========

-----------------------------------------------------------
See accompanying notes to consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 OCTOBER 9, 1999

NOTE 1

         The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 9, 1999, and January 2, 1999, and the result of operations for the 16-weeks ended October 9, 1999 and October 10, 1998, and the 40-week periods ended October 9, 1999 and October 10, 1998, and the changes in cash flows for the 40-week periods ended October 9, 1999 and October 10, 1998, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

         The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $47.7 million and $47.1 million higher at October 9, 1999 and January 2, 1999, respectively.

NOTE 3

         The following table sets forth the computation of basic and diluted earnings per share.


                                             Sixteen Weeks Ended                    Forty Weeks Ended
                                        -------------------------------      --------------------------------
                                         October 9,       October 10,          October 9,        October 10,
                                            1999              1998                1999              1998
                                        ------------     -------------       --------------    --------------
Numerator:
   Earnings from continuing            $
   operations                                  3,477            2,519                 6,941             9,817
                                        ------------     -------------       --------------    --------------
Denominator:
   Denominator of basic earnings per
   share; weighted-average shares             11,334           11,314                11,333            11,310
Effect of dilutive securities:
   Contingent shares                               9               26                    10                26
                                        ------------     -------------       --------------    --------------
Dilutive common shares                             9               26                    10                26
  Denominator for diluted earnings
  per share; adjusted weighted
  average shares                              11,343           11,340                11,343            11,336
                                        ============     =============       ==============    ==============
Basic earnings per share               $         .31              .22                   .62               .87
                                        ============     =============       ==============    ==============
Diluted earnings per share             $         .31              .22                   .61               .87
                                        ============     =============       ==============    ==============

NOTE 4

         On June 10, 1999 the Company acquired Erickson's Diversified Corporation (Erickson's) through a cash purchase of all of Erickson's outstanding capital stock. Erickson's operates 18 supermarkets in Minnesota and Wisconsin with annual sales of approximately $200 million. In addition to the stores, the acquisition includes a number of real estate holdings in the two state market area. The acquisition was accounted for as a purchase, with the cash purchase price totaling $59.0 million initially allocated based on estimated fair values at date of acquisition, pending final determination of certain acquired asset and liability valuations. This preliminary allocation has resulted in acquired goodwill of approximately $43.0 million, which is being amortized on a straight line basis over 40 years.

         The following unaudited pro forma information presents a summary of consolidated earnings from continuing operations before extraordinary charge as if the acquisition had taken place at the beginning of 1998.

                                                        Forty Weeks Ended
                                             ---------------------------------------
                                             October 9, 1999        October 10, 1998
                                             ---------------        ----------------
Revenues                                          $3,210,844             $3,275,046
Earnings from continuing operations
     before extraordinary charge                       6,618                  9,387
Basic and Diluted earnings per share                     .58                    .83


         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense on acquired goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or may result in the future.

NOTE 5

         On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation
(NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. As of October 9, 1999 and January 2, 1999 the Company had sold $45.3 million and $45.7 million, respectively, of accounts receivable on a non-recourse basis to NFFC. NFFC sold $37.9 million and $36.8 million, respectively, of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.


NOTE 6

1998 SPECIAL CHARGES

         During the fourth quarter of 1998, the Company recorded special charges, totaling $68.5 million relative to abandonment and impairment of assets, and consolidation of certain warehouse and retail stores. During the first three quarters of 1999, the Company closed distribution centers in Appleton, Wisconsin, Grand Island, Nebraska and Liberal, Kansas, and closed five retail stores. Costs totaling $3.5 million incurred as a result of the closure of these units were charged to accrued expenses. During the second quarter of 1999, accruals in the amount of $1.2 million were reversed. These reversals were primarily for properties originally scheduled for closure that were sold. At October 9, 1999, remaining accrued liabilities established as a result of the 1998 special charges totaled $21.4 million.

1997 SPECIAL CHARGES

         During the third quarter of 1997, the Company recorded special charges, totaling $31.3 million relative to asset impairment and consolidation of certain warehouses and retail stores. During the third quarter of 1999 the company announced the closing of the distribution center in Denver, Colorado and closed its distribution center in Rocky Mount, North Carolina. During the first three quarters of 1999, costs totaling $2.2 million incurred as a result of the closing of certain warehouses and retail stores were charged to accrued expenses. During the second quarter additional accruals in the amount of $1.5 million were recorded primarily for additional losses for write-downs of tangible assets on locations that have been closed and additional lease costs for one retail store and one warehouse location closed in the second quarter of 1999. Also in the second quarter, accruals in the amount of $0.3 million were reversed. These reversals resulted primarily from the final lease settlement and exit from the Lexington, Kentucky warehouse which was closed in 1998. At October 9, 1999, remaining accrued liabilities established for purposes of the 1997 special charges totaled $6.5 million.

NOTE 7

A summary of the Major Segments of the Business is as follows:

SIXTEEN WEEKS ENDED OCTOBER 9, 1999

                                                                                                      All
(In thousands)                               Wholesale           Retail           Military           Other        Totals
-------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $        699,367          293,292            288,393           1,630     1,282,682
Intra segment revenues                          169,877                -                  -           1,301     171,178
Segment pretax profit
   (loss)                                        12,254            6,465              7,262            (43)     25,938

SIXTEEN WEEKS ENDED OCTOBER 10, 1998
                                                                                                       All
(In thousands)                               Wholesale           Retail           Military            Other       Totals
-------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $        780,069          221,149            275,310           1,070      1,277,598
Intra segment revenues                          130,794                -                  -             732      131,526
Segment pretax profit
  (loss)                                         14,472            1,281              6,804            (61)      22,496

FORTY WEEKS ENDED OCTOBER 9, 1999
                                                                                                       All
(In thousands)                               Wholesale           Retail           Military            Other       Totals
-------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $      1,779,985          631,146            731,617           3,089      3,145,837
Intra segment revenues                          375,318                -                  -           3,503      378,821
Segment pretax profit
  (loss)                                         32,195           10,005             19,224           (364)      61,060

FORTY WEEKS ENDED OCTOBER 10, 1998
                                                                                                       All
(In thousands)                               Wholesale           Retail           Military            Other       Totals
-------------------------------------------------------------------------------------------------------------------------
Revenues from external
  customers                            $      1,915,009          568,941            693,767           2,238      3,179,955
Intra segment revenues                          340,364                -                  -           2,032      342,396
Segment pretax profit
  (loss)                                         35,002            3,808             17,695            (63)      56,442


Reconciliation to statements of operations
(In thousands)


16 WEEKS ENDED OCTOBER 9, 1999 AND OCTOBER 10, 1998
                                                              1999                   1998
                                                      --------------------    ------------------
PROFIT OR LOSS
Total profit for segments                             $           25,938                 22,496
Unallocated amounts
    Adjustment of inventory to LIFO                                 (250)                  (750)
    Unallocated corporate overhead                               (19,652)               (17,243)
                                                      --------------------    ------------------
  Income from continuing operations
   before income taxes                                $            6,036                  4,503
                                                      ====================    ==================

40 WEEKS ENDED OCTOBER 9, 1999 AND OCTOBER 10, 1998

                                                              1999                   1998
                                                      --------------------    ------------------
PROFIT OR LOSS
Total profit for segments                             $           61,060                 56,442
Unallocated amounts
    Adjustment of inventory to LIFO                                 (550)                (1,000)
    Unallocated corporate overhead                               (48,459)               (38,834)
                                                      --------------------    ------------------
  Income from continuing operations
   before income taxes                                $           12,051                 16,608
                                                      ====================    ==================

NOTE 8

         On June 30, 1999 the Company sold its majority interest in Gillette Dairy of the Black Hills, Inc. and Nebraska Dairies, Inc. to Marigold Foods, Inc. ("Marigold"). Marigold purchased all of the outstanding shares of each company for cash. The Company realized $15.9 million in cash and recognized a pretax gain of $3.1 million.

         On July 31, 1999 the Company sold the outstanding stock of Nash DeCamp Company to Agriholding, Inc. of Pebble Beach, California. Nash DeCamp has previously been reported as a discontinued operation. As a result of the sale the Company realized $17.1 million in cash and recognized a pretax reversal of a charge, taken for discontinued operations in the fourth quarter of 1998, in the amount of $8.2 million.

         On November 1, 1999 the company announced its intent to acquire Fairway Foods of Michigan, Inc., ("Fairway Foods") a Menominee, Michigan based wholesale subsidiary of Fairway Foods, Inc., which is a subsidiary of Holiday Companies through a cash purchase of outstanding stock. The acquisition is expected to be completed in the first quarter of 2000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the sixteen week third quarter were $1.289 billion an increase of .5% compared to the prior year quarter. For the forty weeks, total revenues were $3.160 billion compared to $3.189 billion last year, a decline of .9%. Revenue improvements during the quarter are attributed to the retail segment, particularly the acquisition of the Erickson stores. The decline for the forty weeks is principally related to the wholesale segment which has experienced competitive pressures and the consolidation of a number of distribution facilities since last year.

Wholesale revenues during the quarter were $699.4 million compared to $780.1 million, a decrease of 10.3%. On a year to date basis, wholesale revenues were $1.780 billion, a decrease of 7.1% compared to last year. Revenues for the quarter were negatively impacted by the shift of business to the retail segment following the acquisition of the Erickson stores in early June. During the quarter the Company announced that it had reached an agreement to purchase certain assets of Midwest Wholesale Food, Inc., a wholesale supplier to grocery stores in the Detroit metro area. As a result, the Company began servicing, from its Bridgeport, Michigan distribution center, 55 independent retailers who were previously supplied by Midwest. This additional volume has improved productivity and provided some relief from the competitive pressures experienced by the Company in its Michigan market area. In accordance with the Company's revitalization plan to streamline wholesale operations announced in the fourth quarter of 1998, the Rocky Mount distribution center was closed in July, with the business transferred to the Company's newly expanded Lumberton facility.

Retail segment revenues for the quarter were $293.3 million compared to $221.1 million last year, an increase of 32.6%. The improvement is primarily due to the acquisition of 18 Erickson stores in Minnesota and Wisconsin, two stores in Cheyenne, Wyoming and two stores in Myrtle Beach , South Carolina. Same store sales increased .8% resulting in positive sales growth in four of the past five quarters. Intense competition continued however, in the Company's Iowa market, partially offsetting same store sales gains realized in other market regions. On a year to date basis, retail segment sales increased 10.9% compared to last year.

Military segment revenues increased 4.8% for the quarter over last year and 5.5% on a year to date basis. The increase is attributed to the introduction of new product lines and stronger overseas business.

GROSS MARGIN

Gross margin for the quarter was 10.7% compared to 9.0% last year. The increase reflects the growth in the proportion of retail revenues to total revenues resulting from the Erickson's acquisition. In addition, a number of operational factors have contributed to improvements in third quarter margins: better overall margins for the retail segment as a result of a greater proportion of revenues derived from higher margin departments within the stores, improvements at wholesale due to efficiencies in warehousing and transportation which lower the cost of sales, reduced LIFO impact of $.3 million during the quarter compared to $.8 million last year. On a year to date basis, margins for the forty weeks of 1999 were 10.2% compared to 9.0% for the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling , general and administrative expenses for the third quarter, as a percent of total revenues, were 8.5% compared 7.0% a year ago. The increase primarily results from the greater proportion of retail business which typically operates at higher operating expense levels than wholesale. Also, contributing to the increase are $2.8 million of costs related to the Company's Year 2000 remediation program and $1.0 million in costs associated with administrative staff reductions which were initiated throughout the Company during the quarter. For the year to date, selling, general and administrative expenses were 8.1% in 1999 compared to 6.7% in 1998. Again the primary factors for the increased expense relate to Year 2000 remediation costs of $10.9 million and the growing proportion of retail business for the forty week period.

DEPRECIATION EXPENSE

Depreciation and amortization expense for the quarter decreased 2.7% compared to last year. The decrease reflects a reduction in depreciable assets since last year due to the closing of four distribution centers, closing or sale of sixteen retail stores and the write down of impaired assets as part of the restructuring charge recorded at the end of 1998. The decrease was partially offset by the acquisition of Ericksons and other retail stores. On a year to date basis, depreciation and amortization expense decreased 8.6%. Amortization of goodwill and other intangibles for the current and prior year quarters was $2.4 million and $2.0 million, respectively. For the forty weeks, amortization expense was $5.5 million for 1999 and $5.4 million 1998.

INTEREST EXPENSE

Interest expense for the quarter was $9.5 million, an increase of 8.8% over last year. The higher interest costs are attributed to higher net debt levels due to the acquisition of Ericksons partially offset from proceeds from the sale of Nash DeCamp and the dairy operations and higher average borrowing rates compared to a year ago. Year to date interest expense was $23.3 million compared to $22.3 million last year, an increase of 4.5%.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY
CHARGE

         Earnings from continuing operations before income taxes and extraordinary charge for the quarter and year to date were $6.0 million and $12.1 million, respectively, compared to $4.5 million and $16.6 million, respectively, last year. The increase for the quarter reflects improved retail segment profitability, and a gain on the sale of the dairy operations, partially offset by Year 2000 remediation costs. On a year to date basis, the reduction this year is primarily attributed to Year 2000 remediation costs.

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

DISCONTINUED OPERATIONS

         In October 1998, the Company adopted a plan to sell its produce growing and marketing subsidiary, Nash-De Camp Company . At January 2, 1999 the Company recorded an estimated pretax loss resulting from the expected sale of Nash-De Camp Company of $27.5 million, which includes a provision for anticipated operating losses until disposal of $1.8 million.

 On July 31, 1999 the Company completed the sale of Nash-De Camp Company to Agriholding, Inc., a private company. The transaction was structured as a sale of all outstanding stock of Nash-De Camp for a cash amount of $17.1 million and impacted third quarter results by $4.6 million.

YEAR 2000

The Company is executing its remediation plan toward resolving Year 2000 issues. The plan addresses the modification and/or replacement of existing business critical software and the identification of the non-information technology systems that may be affected by Year 2000. In addition, the plan assesses the readiness of third parties and the related risks to the Company of their non-compliance. To expedite this Year 2000 solution, the Company has reallocated internal resources and has contracted outside resources to assist in the remediation effort. The Company's plan to assess and update systems for Year 2000 compliance consists of three major phases: 1) Conducting a complete INVENTORY and assessment of potentially affected business areas, 2) REMEDIATION of affected systems and 3) TESTING remediated components. The chart below shows the percent complete of each phase as of the end of the third quarter of 1999:

                 Inventory   Remediation   Testing
                 ---------   -----------   -------
I/T Systems         100%         95%         94%
Non-I/T Systems     100%        100%        100%


The Company completed all mission-critical areas of the project in the third quarter of 1999. The current information technology systems focus is related to non-mission critical areas. In addition, the Company is finalizing its due diligence projects, including rollover planning and event management.

The total cost for Year 2000 remediation is estimated at approximately $18.5 million, which includes $4.0 million for the purchase of new equipment that will be capitalized and $14.5 million will be expensed. Project expenses totaling $3.3 million, $4.3 and $2.8 million were incurred in the first, second and third quarters of 1999, respectively, primarily for internal and external costs associated with the modification of existing software and testing. Total remaining expense associated with the Year 2000 project is estimated to be $1.1 million. Capital expenditures to date have been $1.9 million.

The costs or consequences of incomplete or untimely resolution of the Year 2000 issue may have a material effect on the Company's business, results of operations and financial condition. However, at this time, the Company is unable to measure the monetary impact of any such failure to comply or failure of other parties on which it is dependent.

The Company has established contingency plans to provide viable alternatives for the Company's core business processes. The plans describe the communications, operations and activities necessary in the event of a Year 2000 systems related failure. Contingency planning is 100% complete with plans in place. The event management process will address the execution of the contingency plans.

LIQUIDITY AND CAPITAL RESOURCE

         Historically, the Company has financed its capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

         Cash flow provided from operations totaled $62.2 million for the quarter compared to $94.4 million last year. The decline in operating cash flow resulted primarily from changes in working capital partially offset by higher net income for the current forty week period. Working capital was $125.4 million at the end of the quarter compared to $135.6 million at year end. The current ratio decreased from 1.41 at the end of 1998 to 1.35 at the end of the third quarter.

         During the quarter the Company completed the sales of its produce growing and marketing subsidiary and its equity interest in two dairy operations. The combination of these transactions resulted in cash proceeds totaling $33.0 million, which was used to pay down the revolving credit facility.

         Transactions affecting liquidity during the forty week period include the acquisition of the Erickson stores for $59.0 million in cash, capital expenditures of $41.5 million, cash dividends of $3.1 million and the acquisition of retail stores in Wyoming and South Carolina for approximately $2.4 million in cash.

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

                           PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         10.1     Fifth Amendment to Credit Agreement
         27.1     Financial Data Schedule

(b)      REPORTS ON FORM 8-K.
         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           NASH-FINCH COMPANY
                               Registrant


Date:  November 19, 1999            By   /s/ John A. Haedicke
                                    -------------------------
                                    John A. Haedicke
                                    Executive Vice President and Chief
                                    Financial and Administrative Officer


                                    By  /s/ Lawrence A. Wojtasiak
                                    -------------------------
                                    Lawrence A. Wojtasiak
                                    Controller

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NASH-FINCH COMPANY
                                   Registrant


Date:   NOVEMBER 19, 1999           By
                                    ------------------------------------
                                    John A. Haedicke
                                    Executive Vice President and Chief
                                    Financial and Administrative Officer



                                    By
                                    ------------------------------------
                                    Lawrence A. Wojtasiak
                                    Controller

                               NASH FINCH COMPANY

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                    For the Forty Weeks Ended October 9, 1999


Item No.   Item                                               Method of Filing
--------   ----                                               ----------------
10.1       Fifth Amendment to the Credit Agreement            Filed herewith

27.1       Financial Data Schedule                            Filed herewith
