Form 10-K
period 2000-01-01
NASH FINCH CO
filed 2000-03-31
CIK 69671

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED:         COMMISSION FILE NUMBER:
        JANUARY 1, 2000                       0-785

                            ------------------------

                               NASH-FINCH COMPANY

             (Exact name of Registrant as specified in its charter)

               DELAWARE                                     41-0431960
       (State of Incorporation)                (I.R.S. Employer Identification No.)
       7600 FRANCE AVENUE SOUTH
             P.O. BOX 355
        MINNEAPOLIS, MINNESOTA                              55440-0355
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (952) 832-0534

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK, PAR VALUE $1.66 2/3 PER SHARE

                          COMMON STOCK PURCHASE RIGHTS

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 20, 2000, 11,410,892 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $96,907,000.00.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held on May 9, 2000 (the "2000 Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THIS REPORT AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE INCLUDE FORWARD-LOOKING STATEMENTS MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF WORDS LIKE "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," "ANTICIPATES," OR SIMILAR EXPRESSIONS, AS WELL AS DISCUSSIONS OF STRATEGY. SUCH FORWARD-LOOKING STATEMENTS ARE NOT HISTORICAL IN NATURE BUT, RATHER, ARE BASED UPON CURRENT EXPECTATIONS AND VARIOUS ASSUMPTIONS.

ALTHOUGH SUCH STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS BASED UPON AVAILABLE DATA, THEY ARE SUBJECT TO VARIOUS RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS MAY INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY TO: (A) MEET DEBT SERVICE OBLIGATIONS AND MAINTAIN FUTURE FINANCIAL FLEXIBILITY; (B) RESPOND TO CONTINUING COMPETITIVE PRICING PRESSURES; (C) RETAIN EXISTING INDEPENDENT WHOLESALE CUSTOMERS AND ATTRACT NEW ACCOUNTS; AND (D) FULLY INTEGRATE ACQUISITIONS AND REALIZE EXPECTED SYNERGIES. A MORE DETAILED DESCRIPTION OF SOME OF THE RISK FACTORS IS SET FORTH IN EXHIBIT 99.1.

                                     PART I

ITEM 1.  BUSINESS

A.  GENERAL DEVELOPMENT OF BUSINESS.

    Nash Finch Company, a Delaware corporation, was organized in 1921 as the successor to a business established in 1885. Its principal executive offices are located at 7600 France Avenue South, Edina, Minnesota 55435 (Telephone:
952-832-0534). Unless the context indicates otherwise, the term "Company," as used in this Report, means Nash Finch Company and its consolidated subsidiaries.

    The Company is one of the largest food distribution companies in the United States. Its business consists of three primary operating segments: (i) the wholesale distribution segment, which supplies food and non-food items to independently owned retail grocery stores, corporately owned retail grocery stores and institutional customers; (ii) the retail segment, which is made up of corporately owned retail grocery stores with a variety of store formats; and
(iii) the military distribution segment, which supplies food and related products to military commissaries. Currently, the Company conducts its wholesale and retail operations primarily in the Midwestern and Southeastern regions of the United States and its military distribution operations primarily in the Mid-Atlantic region of the United States.

    Early in 1999, the Company announced a five-year strategic revitalization plan to streamline its wholesale operations and build its retail business. The new strategic plan resulted from an intensive diagnostic assessment, conducted in 1998, of the entire Company's operations. During this assessment, the performance of the Company was benchmarked against its competitors in order to evaluate opportunities to improve profitability and enhance shareholder value. The following strategic objectives were set:

    - Focus energies on wholesale and retail distribution of supermarket products, primarily in Midwest and Southeast markets;

    - Make wholesale operations sales driven and focused on premier customer service and low cost;

    - Enable corporate retail to dominate its primary trade areas through convenience, consistently excellent execution and superior customer service;

    - Utilize business process changes aggressively to reduce costs through productivity gains and to create a responsive management structure; and

    - Equip employees with the required training and tools, measuring success through contribution and performance.

The five-year strategic plan is to be implemented in three phases: (i) Phase I--the stabilization of the Company's existing business; (ii) Phase II--rebuilding the Company's foundation; and (iii) Phase III--growing the Company's business.

    During 1999, the Company was successful in furthering its strategic plan. The Company completed Phase I of its strategic plan and substantially completed Phase II. Among the initiatives in which the Company made substantial progress are (i) improving the efficiencies of wholesale operations, (ii) enhancing and expanding retail operations, (iii) focusing resources on core businesses, and
(iv) achieving Y2K compliance.

    1.  IMPROVING EFFICIENCIES OF WHOLESALE OPERATIONS.

    As part of the strategy to improve the efficiency of its wholesale operations, during 1999 the Company closed five distribution centers located in Appleton, Wisconsin; Liberal, Kansas; Denver, Colorado; Grand Island, Nebraska; and Rocky Mount, North Carolina. The Appleton operations were consolidated into the operations in Cedar Rapids, Iowa, and St. Cloud, Minnesota. The Liberal and Denver operations were consolidated into the operations in Rapid City, South Dakota and Omaha, Nebraska. The Grand Island operations were consolidated into the operations of Omaha, Nebraska. The Rocky Mount operations were consolidated into the operations in Lumberton, North Carolina. These consolidations contributed to an overall increase in warehouse productivity, an increase in trailer capacity utilization, an increase in on-time deliveries, a reduction in cost-per-case, and a reduction in inventory levels.

    2.  ENHANCING AND EXPANDING RETAIL OPERATIONS.

    An important initiative within the Company's retail strategy is to increase capital spending for the remodeling of existing stores and the construction of new stores. It is also an important initiative to acquire retail stores where it can increase market share within a defined market area. In June 1999, the Company enhanced its retail operations by acquiring all of the outstanding shares of common stock of Erickson's Diversified Corporation ("Erickson's"), a retail store chain operator. Erickson's operates eighteen (18) retail grocery stores located in Minnesota and Wisconsin. After the end of the fiscal year, the Company further enhanced its retail operations by acquiring all of the outstanding shares of common stock of Hinky Dinky Supermarkets, Inc. ("HDSI"), a retail store chain operator. HDSI is the majority owner of twelve (12) retail grocery stores located in Nebraska.

    3.  FOCUSING RESOURCES ON CORE BUSINESSES.

    The Company made a strategic decision to focus its resources, financial and otherwise, on its core businesses: wholesale distribution and retail operations. As a result, it became necessary to divest itself of the non-core businesses that it had been operating. During 1999, the Company completed the divestiture of such non-core businesses. In June 1999, the Company sold its majority ownership interests in Gillette Dairy of the Black Hills, Inc., a processor and manufacturer of milk and milk products, and Nebraska Dairies, Inc., a wholesale distributor of such products. In July 1999, the Company sold all of the outstanding common stock of Nash-De Camp Company, a produce growing and marketing subsidiary. The proceeds from the sale of these businesses helped the Company to finance the Erickson's acquisition and other transactions.

    4.  YEAR 2000 COMPLIANCE.

    As with other companies, ensuring the Company's readiness for the Year 2000 was of primary importance. Year 2000 remediation was successfully completed on time and within budget. As a result, the Company did not experience any significant or material operational problems due to Year 2000.

B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Financial information about the Company's business segments for the most recent three fiscal years is contained in Part II, Item 6 and Item 8 of this Annual Report on Form 10-K. For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 1999, 24% of such warehouse operational profits were allocated to retail operations.

C.  NARRATIVE DESCRIPTION OF THE BUSINESS.

    1.  WHOLESALE OPERATIONS.

       a.  PRODUCTS AND SERVICES.

    The Company's wholesale operations are essentially divided into two segments. The first segment sells and distributes a wide variety of food and non-food products to independently owned and corporately owned retail grocery stores (the "wholesale segment"). The second sells and distributes food and non-food products to military commissaries (the "military segment"). In 1999, the wholesale segment accounted for 55.3% of the Company's total revenues; the military segment 23.4%.

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

    The Company also offers to independent retailers a broad range of services, including the following: (i) promotional, advertising and merchandising programs; (ii) the installation of computerized ordering, receiving and scanning systems; (iii) the establishment and supervision of computerized retail accounting, budgeting and payroll systems; (iv) personnel management assistance and employee training; (v) consumer and market research; and (vi) remodeling and store development services. The Company believes that its support services help the independent retailers compete more effectively in their markets and build customer loyalty.

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

    The Company also provides financial assistance to its independent retailers generally in connection with new store development and the upgrading or expansion of existing stores. For example, the Company makes secured loans to some of its independent retailers, generally repayable over a period of five or seven years, for inventories, store fixtures and equipment, working capital and store improvements. Loans are secured by liens on inventory or equipment or both, by personal guarantees and by other types of security. As of January 1, 2000, the Company had approximately $33.4 million outstanding of such secured loans to 112 independent retailers. In addition, the Company may provide such assistance to independent retailers by guarantying loans from financial institutions and leases entered into directly with lessors. The Company also uses its credit strength to lease supermarket locations for sublease to independent retailers, at rates that are at least as high as the rent paid by the Company.

       b.  CUSTOMERS.

    The Company offers its products and services to approximately 2,000 independent retail grocery stores, U.S. military commissaries and other customers in 30 states. As of the end of the fiscal year, no customer accounted for a significant portion of the Company's sales.

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

    The Company's military segment currently delivers products to approximately 80 U.S. military commissaries in the United States. Due to the amount of revenue generated through distribution to the U.S. military commissaries and the number of U.S. military commissaries that the Company delivers products to, the Company believes that it is the largest distributor of groceries and related products to such facilities in the United States.

       c.  DISTRIBUTION.

    The Company currently distributes products from 15 distribution centers located in Georgia, Iowa, Maryland, Michigan, Minnesota, Nebraska, North Carolina, North Dakota (2), Ohio (2), South Dakota (2), and Virginia (2). The Company's distribution centers are located at strategic points to efficiently serve Company owned stores, independent customers and military commissaries. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low unit costs.

    Distribution centers serve as central sources of supply for Company owned and independent stores, military commissaries and other institutional customers within their operating areas. Generally, the distribution centers maintain complete inventories containing most national brand grocery products sold in supermarkets and a wide variety of high-volume private label items. In addition, distribution centers provide full lines of perishables, including fresh meats and poultry, fresh fruits and vegetables (except Super Food distribution centers), dairy and delicatessen products and frozen foods. Health and beauty care products, general merchandise and specialty grocery products are distributed from a dedicated area of the distribution center located in Bellefontaine, Ohio, and from the distribution center located in Sioux Falls, South Dakota. Retailers order their inventory requirements at regular intervals through direct linkage with the Company's computers. Deliveries of product are made primarily by the Company's transportation fleet. The frequency of deliveries varies, depending upon customer needs. The Company currently has a modern fleet of nearly 400 tractors and 850 semi-trailers, most of which are owned by the Company. In addition, many types of meats, dairy products, bakery and other products are sold by the Company but are delivered by the suppliers directly to retail food stores.

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

    2.  RETAIL OPERATIONS.

    As of January 1, 2000, the Company operated 114 retail stores primarily in the Midwestern and Southeastern states. These stores, 28 of which the Company owns (the remainder are leased), range in size up to approximately 106,000 square feet. These stores offer a wide variety of high quality groceries, fresh fruits and vegetables, dairy products, frozen foods, fresh fish, fresh and processed meat, and health and beauty care products. Many have specialty departments such as delicatessens, bakeries, pharmacies, banks, and floral and video departments. In 1999, the retail segment accounted for 20.8% of the Company's total revenues.

    During 1999, the Company accomplished its objective of reducing the number of store names under which it operates. At the beginning of 1999, the Company was operating its retail stores under seventeen (17) store names. As of the end of 1999, the Company operated its retail stores principally under three
(3) store names: ECONOFOODS-REGISTERED TRADEMARK-, SUN
MART-REGISTERED TRADEMARK-, and FAMILY THRIFT CENTER-TM-. This reduction enabled the Company to further leverage its brand identity, create marketing efficiencies and steadily grow the number of profitable, market-leading retail stores.

    3.  COMPETITION.

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

    At the wholesale level, the principal methods of competition are price, quality, variety and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services offered, such as store financing and use of store names, and the services offered to manufacturers of products sold to military commissaries. The success of the Company's wholesale business also depends upon the ability of its retail store customers to compete successfully with other retail food stores.

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

    4.  EMPLOYEES.

    As of January 1, 2000, the Company employed 13,142 persons (6,109 of which were employed on a part-time basis). All employees are non-union, except 601 employees who are unionized under various bargaining agreements. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The principal executive offices of the Company are located in Edina, Minnesota, and consist of approximately 71,000 square feet of office space in a building owned by the Company. The executive office for the Super Food subsidiary is located in Dayton, Ohio and consists of 14,580 square feet of leased office space. In addition to these executive offices, the Company leases an additional 26,250 square feet of office space in Edina, Minnesota and St. Louis Park, Minnesota, 10,740 square feet of additional storage space in Edina, Minnesota and Eagan, Minnesota, and 8,580 square feet of additional office space in Cincinnati, Ohio.

A.  WHOLESALE DISTRIBUTION.

    The locations and sizes of the Company's distribution centers used primarily in its wholesale distribution operations are listed below (all of which are owned, except as indicated). The distribution center facilities that are leased have varying terms, all with remaining terms of less than 20 years.

                                                              APPROX. SIZE
LOCATION                                                      (SQUARE FEET)
--------                                                      -------------
Midwest:
    Cedar Rapids, Iowa(b)...................................       399,900
    St. Cloud, Minnesota....................................       329,000
    Omaha, Nebraska(a)......................................       626,900
    Fargo, North Dakota.....................................       288,800
    Minot, North Dakota.....................................       185,200
    Rapid City, South Dakota(c).............................       188,600
    Sioux Falls, South Dakota(d)............................       271,100

Southeast:
    Statesboro, Georgia(a)(e)...............................       398,600
    Lumberton, North Carolina(a)............................       336,500
    Bluefield, Virginia.....................................       187,500

Super Food Services, Inc.
    Bellefontaine, Ohio(f)..................................       722,900
    Cincinnati, Ohio........................................       445,600
    Bridgeport, Michigan(a).................................       604,500

Total Square Footage........................................     4,985,100

------------------------

(a) Leased facility.

(b) Includes 48,000 square feet that are leased by the Company.

(c) Includes 1,500 square feet that are leased by the Company.

(d) Includes 79,300 square feet that are leased by the Company.

(e) Includes 46,400 square feet that are owned by the Company.

(f) Includes 91,100 square feet that are leased by the Company. This facility is considered by the Company to include two separate wholesale distribution operations: (1) Super Food--distribution of dry groceries, frozen foods, fresh and processed meat products, and a variety of non-food products; and
    (2) General Merchandise Services--distribution of health and beauty care products, general merchandise and specialty grocery products. General Merchandise Services, an operating unit of Super Food, utilizes approximately 254,000 square feet of the total space (owned and leased).

Various of these distribution centers also distribute products to military commissaries located in their geographic areas.

B.  MILITARY DISTRIBUTION.

    The locations and sizes of the Company's distribution centers used primarily in its military distribution operations are listed below (each of which is leased, except as indicated). The leases have varying terms, each with a remaining term of less than 20 years.

                                                              APPROX. SIZE
LOCATION                                                      (SQUARE FEET)
--------                                                      -------------
    Baltimore, Maryland(a)..................................      350,500
    Norfolk, Virginia(a)(b).................................      568,600

Total Square Footage........................................      919,100

------------------------

    (a) Leased facility.

    (b) Includes 59,250 square feet that are owned by the Company.

C.  RETAIL OPERATIONS.

    As of January 1, 2000, the aggregate square footage of the Company's 114 retail grocery stores totaled 3,446,100 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is subject to ordinary routine legal proceedings incidental to its business. There are no pending matters, however, which are expected to have a material impact on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 24, 2000 are as follows:

                                    YEAR FIRST ELECTED OR
                                       APPOINTED AS AN
NAME                       AGE        EXECUTIVE OFFICER                         TITLE
----                     --------   ---------------------   ---------------------------------------------
Ron Marshall...........     46               1998           President and Chief Executive Officer
John A. Haedicke.......     47               1999           Executive Vice President, Chief Financial and
                                                            Administrative Officer, and Treasurer
Christopher A. Brown...     37               1999           Executive Vice President--Merchandising
Bruce A. Cross.........     48               1998           Sr. Vice President and Chief Information
                                                            Officer
John M. McCurry........     51               1996           Sr. Vice President--Wholesale Operations
William A. Merrigan....     55               1998           Sr. Vice President--Distribution and
                                                            Logistics
Norman R. Soland.......     59               1986           Sr. Vice President, Secretary and General
                                                            Counsel
Deborah A. Carlson.....     46               1999           Vice President--Store Development
James R. Dorcy.........     40               2000           Vice President--Marketing and Advertising
Arthur L. Keeney.......     47               1998           Vice President--Corporate Retail Stores
Ronald A. Knez.........     47               1999           Vice President--Human Resources
LeAnne M. Stewart......     35               1999           Vice President--Financial Planning and
                                                            Analysis
Lawrence A. Wojtasiak..     54               1990           Controller

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

    Mr. Haedicke was elected as Executive Vice President, Chief Financial and Administrative Officer as of March 1, 1999, and Treasurer in July 1999.
Mr. Haedicke previously served as Executive Vice President and Chief Operating Officer of OneSource, a third-party warehousing and consolidation service division of C&S Wholesale Grocers, Inc. (a food wholesaler) from March 1997 to February 1999, Vice President of Finance (ECR Division) of Kraft Foods, Inc. from September 1994 to March 1997, and as Director, Activity Based Costing, of Coca-Cola Company from December 1990 to September 1994.

    Mr. Brown was elected as Executive Vice President--Merchandising as of October 11, 1999. Mr. Brown previously was employed by Richfood Holdings, Inc. for over five years and served in various executive positions including Executive Vice President--Procuring and Merchandising of the Farm Fresh Division from October 1998 to October 1999, Executive Vice President--Procurement for Richfood Holdings, Inc. from April 1997 to October 1998, Senior Executive Vice President of Super Rite Foods division from March 1996 to April 1997, and President/Chief Operating Officer of Rotelle, Inc. (a subsidiary) from
August 1994 to March 1996.

    Mr. Cross was elected as Senior Vice President, Chief Information Officer as of September 29, 1998. Mr. Cross previously served as Senior Project Executive for IBM Global Services from January 1995 to September 1998 and as Director of Information Services for Safeway, Inc. (a retail grocery store chain) from May 1988 to May 1994.

    Mr. McCurry was elected as Senior Vice President--Wholesale Operations as of January 3, 1999. He previously served as Vice President, Independent Store Operations from May 1996 to January 1999 and as Director of Independent Store Operations from August 1993 to May 1996.

    Mr. Merrigan was elected as Senior Vice President--Distribution and Logistics as of November 30, 1998. He previously served as Vice
President--Logistics for Wakefern Food Corp. (a cooperative wholesale food distributor) from August 1986 to November 1998.

    Mr. Soland was elected as Senior Vice President on July 14, 1998, and has served as Secretary and General Counsel since January 1986. He served as Vice President, Secretary and General Counsel from May 1988 to July 1998.

    Ms. Carlson was elected as Vice President--Store Development on July 13, 1999. She was previously employed by Supervalu, Inc. for over five years and served in various executive positions including Regional Vice President of Real Estate--Northern Region from August 1995 to June 1999 and Director of Retail Development--Denver, Colorado division from February 1992 to August 1995.

    Mr. Dorcy was elected as Vice President--Marketing and Advertising on February 22, 2000. He previously served as Vice President--Advertising and Marketing for Farm Fresh Inc. from December 1998 to November 1999, and Vice President--Advertising and Marketing for Bozzuto's Inc. from November 1994 to December 1998.

    Mr. Keeney was elected as Vice President--Corporate Retail Stores on
July 14, 1998. He previously served as Director of Sales and Advertising for the Super K Division of Kmart Corporation, from July 1995 to June 1998, as well as its Director of Grocery Operations from December 1993 to July 1995.

    Mr. Knez was elected as Vice President--Human Resources on July 13, 1999. He previously served as a consultant for Human Resources Management Services from June 1997 to June 1999 and as Corporate Vice President of Human Resources for National Car Rental System, Inc. from August 1988 to June 1997.

    Ms. Stewart was elected as Vice President--Financial Planning and Analysis on July 13, 1999. She previously served as Manager, Corporate Finance for Enron Europe Limited from August 1997 to March 1999 and as Senior Manager of Ernst & Young, LLP from December 1987 to July 1995. Ms. Stewart attended the Wharton School of Business, University of Pennsylvania from August 1995 to May 1997 where she received her Masters in Business Administration (M.B.A.) in Finance.

    Mr. Wojtasiak has served as Controller since May 1990.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the Nasdaq National Market and trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for the common stock as reported by the Nasdaq National Market, and the quarterly cash dividends paid per share of common stock. Prices do not include adjustments for retail mark-ups, mark-downs or commissions. At January 1, 2000 there were 2,348 stockholders of record.

                                                                                                             DIVIDENDS
                                                                   1999                  1998                PER SHARE
                                                            -------------------   -------------------   -------------------
                                                              HIGH       LOW        HIGH       LOW        1999       1998
                                                            --------   --------   --------   --------   --------   --------
First Quarter.............................................     14 1/2     6 1/4      20         18 3/4    .09        .18
Second Quarter............................................     10 5/8     7 1/2      19 7/8     14 1/2    .09        .18
Third Quarter.............................................     10 1/4     6 5/8      15 5/8     13 7/8    .09        .18
Fourth Quarter............................................      8 1/8     5 7/8      15 5/16    13 1/8    .09        .18

ITEM 6.  SELECTED FINANCIAL DATA

                               NASH FINCH COMPANY
                       CONSOLIDATED SUMMARY OF OPERATIONS
                 (TEN YEARS ENDED JANUARY 1, 2000) (UNAUDITED)

                                        1999         1998         1997         1996         1995
                                     (52 WEEKS)   (52 WEEKS)   (53 WEEKS)   (52 WEEKS)   (52 WEEKS)
                                     ----------   ----------   ----------   ----------   ----------
                                         (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total sales and revenues...........  $4,123,213   4,160,011    4,341,095    3,323,970    2,839,528
Cost of sales including warehousing
  and transportation expenses......  3,698,752    3,783,661    3,936,813    2,996,596    2,528,241
Selling, general and
  administrative, and other
  operating expenses...............    328,154      287,622      291,357      244,137      243,358
Special charges....................     (7,045)      68,471       30,034           --           --
Interest expense...................     31,213       29,034       32,773       13,408        9,007
Depreciation and amortization......     42,619       46,064       46,353       33,314       27,864
Profit sharing contribution........      3,067        3,577        2,519        4,004        3,673
Provision for income taxes.........     11,216      (18,837)       2,320       13,174       10,748
                                     ----------   ---------    ---------    ---------    ---------
Net earnings (loss) from continuing
  operations.......................  $  15,237      (39,581)      (1,074)      19,337       16,637
Earnings (loss) from discontinued
  operations, net of income tax
  (benefit)........................         --          426         (154)         695          777
Earnings (loss) on disposal of
  discontinued operations, net of
  income tax.......................      4,566      (16,913)          --           --           --
Extaordinary charge from early
  extinguishment of debt, net of
  income tax.......................         --        5,569           --           --           --
                                     ----------   ---------    ---------    ---------    ---------
Net earnings (loss)................  $  19,803      (61,637)      (1,228)      20,032       17,414
                                     ==========   =========    =========    =========    =========
Basic earnings (loss) per share:
  Earnings (loss) from continuing
    operations.....................  $    1.35        (3.50)       (0.10)        1.77         1.53
  Earnings (loss) from discontinued
    operations.....................       0.40        (1.46)       (0.01)        0.06         0.07
  Extraordinary charge from early
    extinguishment of debt.........         --        (0.49)          --           --           --
                                     ----------   ---------    ---------    ---------    ---------
Basic earnings (loss) per share....  $    1.75        (5.45)       (0.11)        1.83         1.60
                                     ==========   =========    =========    =========    =========
Diluted earnings (loss) per share:
  Earnings (loss) from continuing
    operations.....................  $    1.34        (3.50)       (0.10)        1.75         1.53
  Earnings (loss) from discontinued
    operations.....................       0.40        (1.46)       (0.01)        0.06         0.07
  Extraordinary charge from early
    extinguishment of debt.........         --        (0.49)          --           --           --
                                     ----------   ---------    ---------    ---------    ---------
Diluted earnings (loss) per
  share............................  $    1.74        (5.45)       (0.11)        1.81         1.60
                                     ==========   =========    =========    =========    =========
Cash dividends declared per common
  share(1).........................  $     .36          .72          .72          .75          .74
                                     ==========   =========    =========    =========    =========
Pretax earnings as a percent of
  sales and revenues...............  %     .64           --           --         1.00          .99
Net earnings (loss) as a percent of
  sales and revenues...............  %     .48        (1.48)       (0.03)         .59          .60
Effective income tax rate..........  %    42.4        (32.2)       425.4         40.5         39.1
Current assets.....................  $ 465,563      467,108      494,350      525,596      311,690
Current liabilities................  $ 327,327      331,473      294,419      297,088      207,688
Net working capital................  $ 138,236      135,635      199,931      228,508      104,002
Ratio of current assets to current
  liabilities......................       1.42         1.41         1.68         1.77         1.50
Total assets.......................  $ 862,443      833,095      904,883      945,477      514,260
Capital expenditures...............  $  52,282       52,730       67,725       51,333       33,264
Long-term obligations (long-term
  debt and capitalized lease
  obligations).....................  $ 347,809      327,947      364,006      403,651       81,188
Stockholders' equity...............  $ 172,674      156,473      225,618      232,861      215,313
Stockholders' equity per
  share(1).........................  $   15.22        13.80        19.96        21.06        19.80
Return on average stockholders'
  equity...........................  %   12.03       (32.26)       (0.53)        8.94         8.26
Number of common stockholders of
  record at year-end...............      2,348        2,214        2,226        2,230        1,940
Common stock high price(2).........  $  14 1/2           20       24 7/8       21 3/4       20 1/2
Common stock low price(2)..........  $   5 7/8       13 1/8       17 1/2       15 1/2       15 3/4
                                     ==========   =========    =========    =========    =========

                                        1994         1993         1992         1991         1990
                                     (52 WEEKS)   (52 WEEKS)   (53 WEEKS)   (52 WEEKS)   (52 WEEKS)
                                     ----------   ----------   ----------   ----------   ----------
                                         (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total sales and revenues...........  2,788,658    2,684,509    2,480,708    2,308,000    2,340,410
Cost of sales including warehousing
  and transportation expenses......  2,468,856    2,382,283    2,200,058    2,040,612    2,078,424
Selling, general and
  administrative, and other
  operating expenses...............    250,639      237,373      210,947      201,662      198,418
Special charges....................         --           --           --           --           --
Interest expense...................      9,950        9,021        8,329        7,996        7,962
Depreciation and amortization......     30,369       27,815       25,867       25,067       24,774
Profit sharing contribution........      3,417        3,553        3,874        3,699        3,519
Provision for income taxes.........     10,148       10,047       12,137       11,109       10,694
                                     ---------    ---------    ---------    ---------    ---------
Net earnings (loss) from continuing
  operations.......................     15,279       14,417       19,496       17,855       16,619
Earnings (loss) from discontinued
  operations, net of income tax
  (benefit)........................        201        1,457          572        1,200        1,211
Earnings (loss) on disposal of
  discontinued operations, net of
  income tax.......................         --           --           --           --           --
Extaordinary charge from early
  extinguishment of debt, net of
  income tax.......................         --           --           --           --           --
                                     ---------    ---------    ---------    ---------    ---------
Net earnings (loss)................     15,480       15,874       20,068       19,055       17,830
                                     =========    =========    =========    =========    =========
Basic earnings (loss) per share:
  Earnings (loss) from continuing
    operations.....................       1.40         1.33         1.80         1.64         1.53
  Earnings (loss) from discontinued
    operations.....................       0.02         0.13         0.05         0.11         0.11
  Extraordinary charge from early
    extinguishment of debt.........         --           --           --           --           --
                                     ---------    ---------    ---------    ---------    ---------
Basic earnings (loss) per share....       1.42         1.46         1.85         1.75         1.64
                                     =========    =========    =========    =========    =========
Diluted earnings (loss) per share:
  Earnings (loss) from continuing
    operations.....................       1.40         1.33         1.80         1.64         1.53
  Earnings (loss) from discontinued
    operations.....................       0.02         0.13         0.05         0.11         0.11
  Extraordinary charge from early
    extinguishment of debt.........         --           --           --           --           --
                                     ---------    ---------    ---------    ---------    ---------
Diluted earnings (loss) per
  share............................       1.42         1.46         1.85         1.75         1.64
                                     =========    =========    =========    =========    =========
Cash dividends declared per common
  share(1).........................        .73          .72          .71          .70          .69
                                     =========    =========    =========    =========    =========
Pretax earnings as a percent of
  sales and revenues...............        .91          .98         1.30         1.31         1.22
Net earnings (loss) as a percent of
  sales and revenues...............        .55          .58          .80          .81          .75
Effective income tax rate..........       40.0         40.5         38.4         38.1         38.4
Current assets.....................    309,522      294,925      310,170      239,850      234,121
Current liabilities................    220,065      215,021      213,691      154,993      159,439
Net working capital................     89,457       79,904       96,479       84,857       74,682
Ratio of current assets to current
  liabilities......................       1.41         1.37         1.45         1.55         1.47
Total assets.......................    531,604      521,654      513,615      429,648      416,233
Capital expenditures...............     34,965       36,382       42,991       36,836       36,129
Long-term obligations (long-term
  debt and capitalized lease
  obligations).....................     95,960       97,887       94,145       82,532       74,333
Stockholders' equity...............    206,269      199,264      191,204      178,846      167,388
Stockholders' equity per
  share(1).........................      18.97        18.33        17.59        16.45        15.40
Return on average stockholders'
  equity...........................       7.63         8.13        10.85        11.01        10.99
Number of common stockholders of
  record at year-end...............      2,074        2,074        2,087        2,122        2,138
Common stock high price(2).........     18 1/4       23 1/4       19 3/4       20 1/4       25 1/4
Common stock low price(2)..........     15 3/8        17.00       16 1/4       16 1/2       16 1/4
                                     =========    =========    =========    =========    =========

----------------------------------
(1) Based on outstanding shares at year-end.
(2) High and low closing sales price.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.  RESULTS OF OPERATIONS

    1.  REVENUES

    Total revenues for the 52 weeks ended January 1, 2000 were $4.123 billion, a decrease of .9%, as compared to $4.160 billion for the 52 weeks ended
January 2, 1999. The revenue decline is principally related to the wholesale segment which has experienced competitive pressures and the consolidation of a number of distribution facilities during the year. Partially offsetting the decline are improvements at retail due primarily to the acquisition of Erickson's Diversified Corporation ("Erickson's") in June 1999 and gains in same store sales.

    Wholesale revenues for the year were $2.281 billion compared to $2.492 billion in 1998, a decrease of 8.5%. Revenues were negatively impacted by the shift of approximately $59.9 million in sales from wholesale to the retail segment following the acquisition of Erickson's. In addition, the closure of five distribution centers since last year resulted in the unavoidable loss of independent accounts that could no longer be serviced economically by the Company. During the third quarter, the Company reached an agreement to purchase certain assets of Midwest Wholesale Food, Inc., a wholesale supplier to grocery stores in the Detroit, Michigan metro area. As a result, the Company began servicing, from its Bridgeport, Michigan distribution center, 55 independent retailers who were previously supplied by Midwest. This additional volume has improved productivity and eased the competitive pressures experienced by the Company in its Michigan market area. Comparing 1998, a 52-week year, wholesale revenues decreased .9% from an adjusted 52-week basis for 1997. The decline was largely attributed to the soft Michigan market that existed at the time.

    Retail segment revenues were $856.5 million for the year, compared to $738.0 million for same period last year, an increase of 16.1%. The increase is largely due to the acquisition of 18 Erickson's stores in Wisconsin and Minnesota, two stores in Cheyenne, Wyoming, two stores in Myrtle Beach, South Carolina and the opening of a new store in Fargo, North Dakota. In spite of intense competition in the Company's Iowa market, which partially offset sales gains in other market regions, same store sales for the year increased .9% over 1998. This marked the second consecutive year of increases. Comparing 1998 to 1997, retail revenues declined in 1998 from adjusted 1997, due to a net reduction in the number of corporate owned stores operated in 1998.

    Revenues of the Military Division, the third reported segment of the Company, increased 5.1% compared to 1998. Revenue improvements resulted from the distribution of new product lines, stronger overseas business and a general upturn in volume of product sold through the domestic military base commissaries. In 1998, military revenues declined .6% from adjusted 1997 levels. Minimal growth in the size and number of military commissaries serviced by the Company was the contributing factor to the relatively flat rate of increase.

    2.  GROSS MARGINS

    Gross margins were 10.3% in 1999, compared to 9.1% in 1998 and 9.3% in 1997. The increase in 1999 over the prior years reflects the growth in the proportion of retail revenues, which achieve higher margins. Retail revenues, as a percent of total reported revenues, were 20.9% in 1999, compared to 17.8% and 19.0% in 1998 and 1997, respectively. In addition, a number of operational factors have contributed to improvements in margins: better overall margins for the retail segment as a result of a greater proportion of revenues derived from higher margin specialty departments; operational efficiencies in warehousing and transportation, due in part from warehouse consolidations, which lower the cost of goods; as well as a LIFO credit resulting from deflation in food prices and planned reductions in inventories since last year.

    In 1999, the Company recorded a LIFO credit of $.9 million compared to charges of $4.0 million and $1.5 million in 1998 and 1997, respectively. Sustained price increases throughout the year for tobacco and tobacco related products were the primary factors causing the significantly higher LIFO charge in 1998.

    3.  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percent of total revenues were 8.0% in 1999 compared to 7.0% in 1998 and 6.8% in 1997. The increases in 1999 over 1998 and 1997, are again due to the increasing proportion of corporate-owned retail business, which typically operates at higher expense levels than wholesale. Also contributing to the increase are $11.5 million of costs related to the Company's successful Year 2000 remediation efforts and $7.3 million in costs associated with the closing of distribution centers that were not accruable in either the 1998 or 1997 special charges. These included expenses related to the movement of inventories, utilities and real estate taxes in closed owned locations and employee relocation costs. In addition, during the third quarter, the Company incurred $1.0 million in employee severance costs related to administrative staff reductions affecting 150 employees throughout the Company. Some benefit of these reductions was realized in the fourth quarter, with the full impact expected in 2000. Bad debt expense for 1999 was $4.4 million compared to $10.6 million and $5.1 million in 1998 and 1997, respectively. In 1998, the Company recorded a bad debt provision of $7.5 million principally related to credit deterioration in its Michigan and Ohio market areas. Although the Company feels its reserve for uncollectible accounts is adequate, it continuously monitors credit activities.

    4.  SPECIAL CHARGES--1998 CHARGES

    During the fourth quarter of 1998, the Company announced a five-year revitalization plan to streamline wholesale operations and build retail operations resulting in the Company recording special charges totaling
$71.4 million (offset by $2.9 million of 1997 charge adjustments). The new strategic plan's objectives are to: leverage Nash Finch's scale by centralizing operations; improve operational efficiency; and develop a strong retail competency. The Company also redirected technology efforts and set out to close, sell or reassess underperforming businesses and investments.

    In connection with the implementation of the Company's 1998 revitalization plan, the 1998 special charges included $17.0 million to streamline the Company's wholesale operations by closing three warehouses by the end of the third quarter of 1999. The charges, as further detailed below, provided for post-employment and pension benefit costs, write-down to fair value of tangible assets to be disposed of, and other costs to exit the facilities. The Company believed the strategy of closing underutilized warehouses and concentrating sales volume into existing warehouses would improve operational efficiency and lower distribution costs.

    In accordance with the 1998 revitalization plan, the Company completed the closure of its Appleton, Wisconsin distribution center during 1999. During the fourth quarter of 1999, after considering both internal and external factors, the Company decided to indefinitely defer the closure of the remaining two distribution centers scheduled for closing in the 1998 plan. Accordingly, during the fourth quarter of 1999, the Company reversed $12.6 million of the charges recorded in 1998, comprised of $5.1 million of pension and post employment benefit costs and exit costs and $7.5 million of asset write-downs on assets previously held for disposal. Additional charges of $.3 million, representing costs associated with continued ownership and on-going efforts to sell the distribution center in Appleton were recorded in the fourth quarter.

    Under the 1998 revitalization plan, 12 under-performing corporately operated retail stores and one store jointly developed with a wholesale customer were designated for closure and a $9.5 million charge was recorded. The stores were primarily located in geographic areas where the Company could not attain a strong market presence. The Company's focus is to develop corporate stores that can dominate their primary trade areas. Eight of the stores, including the jointly developed location, were closed in the first half of 1999. The Company continues to market three units and a fourth will be closed in April 2000. As a result of significantly improved economic conditions in the market area, the Company decided in the fourth quarter of 1999 not to close the one remaining location. Accordingly, the Company recorded a reversal of $.4 million related to the closure of this store. In addition, accruals in the amount of $.5 million were reversed for properties originally scheduled for closure that were sold. In the fourth quarter of 1999, the Company also recorded an additional charge of $.4 million representing costs associated with continued ownership and on-going efforts to sell two stores.

    In the fourth quarter of 1999, the Company also recorded an additional accrual of $4.7 million related to four corporately operated stores which have been identified for closure by the end of the third quarter of 2000. Three stores are located in the highly competitive Iowa market and the fourth is in North Carolina. The accrual consists of $3.3 million of non-cancelable lease obligations and related costs required under lease agreements, $1.0 million to write-down to fair value assets held for disposal, and $.4 million of post-closing facility exit costs. For 1999, these stores had aggregate sales and pretax losses of $29.9 million and $1.8 million, respectively, compared to $33.3 million and $1.4 million in 1998.

    The aggregate 1998 special charges included $34.4 million for the abandonment of assets primarily related to the Company's HORIZONS information system project. The abandoned assets related to purchased software and internal and external in-process software development. The Company terminated the project when it became apparent that without significant investment in continuing development, the software would lack the inherent functionality to meet the Company's business as well as its Year 2000 needs. The Company then shifted resources to a Year 2000 remediation plan that was successfully executed in 1999. Also included in abandoned assets is $1.3 million in unamortized, purchased packaging design costs, related to a private label product line that was redesigned. The variety of products marketed under this label was substantially reduced, resulting in approximately 200 fast moving items with a redesigned merchandising strategy and packaging.

    The remainder of the 1998 special charges consisted of a $10.3 million provision for asset impairment of which $8.2 million relates to ten corporate-owned retail stores. Increased competition resulting in declining market share, deterioration of operating performance and inadequate projected cash flows were the factors indicating impairment. The impaired assets, which include leasehold improvements and store equipment, were measured based on a comparison of the assets' net book value to the present value of the stores' estimated cash flows. The impairment provision included $2.1 million to write off the Company's equity investment in a joint venture with an independent retailer it continues to service. Current and projected operating losses and projected negative cash flow were the primary factors in determining a permanent decline in the value of the investment had occurred.

    The tables included in Note (3) of Notes to Consolidated Financial Statements contain a roll forward of 1998 special charges activity relative to wholesale and retail operations through January 1, 2000.

    5.  SPECIAL CHARGES--1997 CHARGES

    In 1997, the Company accelerated its plan to strengthen its competitive position. Coincident with the implementation of the plan, the Company recorded special charges totaling $31.3 million impacting the Company's wholesale and retail segments, as well as the produce growing and marketing segment discontinued during 1998.

    The aggregate special charges included $14.5 million for the consolidation or downsizing of seven underutilized warehouses. The charges provided for non-cancelable lease obligations, write-down to fair value of tangible assets to be disposed of, and other costs to exit the facilities. Also included are post-employment benefit costs consistent with existing practice and the unamortized portion of goodwill for one of the locations.

    As a result of management changes during 1998, all actions to be taken under the 1997 plan were reevaluated by the Company's new management team. Substantially all actions contemplated by the 1997 plan were reaffirmed in 1998 and implemented. However, some actions included in the 1997 plan were modified. The $3.4 million of accruals reversed in 1998 relate to management's determination that one distribution center identified for closure in the 1997 plan would remain open. The $2.0 million of additional accruals were principally for one distribution center identified for downsizing in 1997, which was closed in 1999, and management's decision to abandoned assets that could not be used in other operations.

    In 1999, the Company completed closure of the remaining distribution centers included in the original 1997 special charges, as modified in 1998. These included Grand Island, Nebraska; Liberal, Kansas; Denver, Colorado and Rocky Mount, North Carolina. In the fourth quarter of 1999, the Company recorded additional charges of $2.2 million associated with the continuing ownership costs of those distribution centers that have not been sold or subleased.

    In retail operations, the special charge of $5.2 million related to the closing of 14, principally leased, stores. The charge covers provisions for continuing non-cancelable lease obligations, anticipated losses on disposals of tangible assets, including abandonment of leasehold improvements, and the write-off of intangible assets.

    In 1998, $.4 million was reversed, principally relating to the planned closure of a leased retail store which was subleased during the third quarter of 1998 as well as a management decision to keep a previously identified store open. Ten of the identified retail stores were closed during 1998 and 1999, with the remaining two stores scheduled to be closed in early 2000. During 1999, the Company recorded additional accruals of $.6 million substantially related to continuing lease costs of one closed location.

    The aggregate 1997 special charges contained a provision of $5.4 million for impaired assets of seven retail stores. Declining market share due to increasing competition, deterioration of operating performance in the third quarter of 1997, and forecasted future results that were less than previously planned were the factors leading the impairment determination. The impaired assets covered by the charge primarily include real estate, leasehold improvements and, to a lesser extent, goodwill related to two of the stores. Store fixed asset write-downs were measured based on a comparison of the assets' net book value to the net present value of the stores' estimated future net cash flows.

    The 1997 special charges included $2.5 million of integration costs, incurred in the third quarter of 1997, associated with the acquisition of the business and certain assets of United-A.G. Cooperative, Inc.

    An asset impairment charge of $1.0 million relating to agricultural assets was also recorded against several farming operations of Nash-De Camp Company ("Nash-De Camp"), the Company's produce growing and marketing subsidiary. The impairment determination was based on downturns in the market for certain varieties of fruit. The impairment resulted from anticipated future operating losses and insufficient projected cash flows from agricultural production of these products.

    Other special charges aggregating $2.8 million consist primarily of $.9 million related to the abandonment of system software which was replaced, and a loss of $.6 million realized on the sale of the Company's equity investment in a Hungarian wholesale operation. The remaining special charges relate principally to the write-down of idle real estate to current market values.

    The consolidation of wholesale and retail operations, as well as the impairment adjustment to the assets identified, have had a favorable impact on 1999 earnings, due to reduced depreciation and amortization expenses and the elimination of losses from certain affected operations. However, such cost reductions were substantially offset in 1999 by Year 2000 remediation costs.

    The tables included in Note (3) of Notes to Consolidated Financial Statements contain a roll forward of 1997 special charges activity relative to wholesale and retail operations through January 1, 2000.

    6.  DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense for the year was $42.6 million compared to $46.1 million in 1998, a decline of 7.5%. The decrease primarily reflects a reduction in depreciable assets resulting from the sale or closing of distribution centers, corporate-owned retail stores and Nash-De Camp, and lower depreciation resulting from the write-down of impaired assets recorded as part of the 1998 and 1997 special charges. Partially offsetting this decline was depreciation expense associated with new assets, in particular, the acquisition of Erickson's in June 1999. Comparing 1998 to 1997, depreciation and amortization expense decreased .6% primarily due to a reduction in the number of corporate retail stores.

    7.  INTEREST EXPENSE

    Interest expense increased from $29.0 million in 1998 to $31.2 in 1999, an increase of 7.5%. The higher interest costs are attributed to increased net debt levels resulting primarily from the Erickson's acquisition, offset in part by cash used to pay down debt realized from the sales of Nash-De Camp and the investment in two dairy operations. Average borrowing rates were 7.7% in 1999 compared to 7.4% in 1998, also contributing to the higher interest costs. Interest expense in 1998 decreased from 1997 due to lower borrowings under the revolving credit facility, brought about by the application of approximately $37.0 million in proceeds from a securitization of accounts receivables at the end of 1997 and improved asset management in the second half of 1998.

    8. EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE

    Earnings (loss) from continuing operations before income taxes and extraordinary charge were earnings of $26.5 million in 1999, a loss of $58.4 million in 1998 and earnings of $1.2 million in 1997. Excluding the special charges, earnings from continuing operations before taxes and extraordinary charge would have been $19.4 million, $10.0 million and $31.3 million in 1999, 1998 and 1997, respectively. The earnings increase in 1999 compared to 1998, is principally attributed to strong improvement in the operating performance of the retail segment. The acquisition of Erickson's at mid-year contributed significantly to the improved retail results. In addition, a gain of $3.1 million resulting from the sale of the Company's investment in two dairies is included in the 1999 results. 1999 earnings were negatively impacted by $11.5 million in Year 2000 remediation costs, while 1998 included a $7.5 million fourth quarter provision for bad debts.

    9.  INCOME TAXES

    The effective income tax rate for 1999 is 42.4% compared to (32.2)% for 1998, which was driven by timing and deductibility of elements of the special charges. The effective rate of 186.2% for 1997 was influenced by the low level of earnings and the non-deductibility of goodwill relating primarily to acquisitions partially offset by other items. Refer to the tax rate tables in Note (7) of Notes to Consolidated Financial Statements.

    10. EXTRAORDINARY CHARGE

    During 1998, in conjunction with the planned senior subordinated debt offering, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote off related deferred financing costs totaling
$9.5 million, all with borrowings under the Company's revolving credit facility.

This transaction resulted in an extraordinary charge of $5.6 million, or $.49 per share, after income tax benefits of $4.0 million.

    11. YEAR 2000

    The Company successfully completed its Year 2000 readiness work. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers and suppliers. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impact due to Year 2000 exposures from its internal systems or from the activities of its suppliers and customers. Expenditures incurred to achieve Year 2000 readiness were $17.2 million, of which $11.5 million was expensed in 1999 and $3.0 million in 1998. The remaining amount, $2.7 million, represents equipment which was capitalized.

B.  LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt, lease and equity financing.

    Operating activities generated positive net cash flows of $53.2 million during 1999 compared to $102.5 million in 1998 and $84.0 million in 1997. The reduction is primarily due to cash commitments under the special charges offset by improved asset management, particularly inventory. Working capital was $138.2 million at the end of 1999, an increase of $2.6 million, from the end of 1998. The current ratio increased to 1.42 at the end of 1999 from 1.41 at the end of 1998.

    During the year, the Company utilized cash proceeds in the aggregate amount of $33.0 million from the sales of Nash-De Camp and the Company's equity interests in two dairy operations to pay down its revolving credit facility. Cash totaling $67.1 million from the credit facility was primarily used to fund the acquisitions of Erickson's, and two stores in each of Myrtle Beach, South Carolina and Cheyenne, Wyoming. The Company intends to continue to utilize its revolving credit facility to fund acquisitions and capital requirements.

    Although the Company had no outstanding short-term debt at January 1, 2000, compared to $5.5 million at the end of 1998, it has an available line under its revolving credit facility of $25.0 million. The Company has historically used this line to fund seasonal fluctuations in working capital.

    The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                                                   FIXED RATE             VARIABLE
                                               -------------------   -------------------
                                                AMOUNT      RATE      AMOUNT      RATE
                                               --------   --------   --------   --------
                                                            (IN THOUSANDS)
2000.........................................  $  1,398     8.4%     $    110     6.5%
2001.........................................     2,693     8.4%      130,110     7.8%
2002.........................................     1,203     8.4%        1,210     7.3%
2003.........................................     3,802     8.4%          110     3.6%
2004.........................................       625     8.4%          110     3.6%
thereafter...................................   173,888     8.4%          340     3.6%
                                               --------              --------
                                               $183,609              $131,990
                                               ========              ========

A swap agreement with a notional amount of $30.0 million expires in May 2000. Agreements outstanding at year-end (in thousands):

                                                              1999       1998
                                                            --------   --------
Receive variable/pay fixed................................  $30,000    $90,000
Average receive rate......................................      5.3%       5.5%
Average pay rate..........................................      6.5%       6.5%

    Other transactions affecting liquidity in 1999 were capital expenditures for the year of $52.3 million and payments of cash dividends totaling $4.1 million, or $.36 per share. At the beginning of 1999, the Company announced that it would reduce cash dividends by 50% (dividends paid in 1998 totaled $.72 per share), thereby allowing the Company to reinvest approximately $4.0 million back into the business.

    The Company believes that borrowing under the revolving credit facility, sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See disclosure set forth under Item 7 under the caption "Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Nash Finch Company:

We have audited the accompanying consolidated balance sheets of Nash Finch Company and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(b). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash Finch Company and subsidiaries at January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP
Minneapolis, Minnesota
February 22, 2000

                      NASH FINCH COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FISCAL YEARS ENDED JANUARY 1, 2000,
                      JANUARY 2, 1999 AND JANUARY 3, 1998.

                                                                     1999            1998            1997
                                                                  (52 WEEKS)      (52 WEEKS)      (53 WEEKS)
                                                                  ----------      ----------      ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total sales and revenues....................................      $4,123,213      4,160,011       4,341,095

Cost and expenses:
  Cost of sales.............................................       3,698,752      3,783,661       3,936,813
  Selling, general and administrative.......................         331,221        291,199         293,876
  Special charges...........................................          (7,045)        68,471          30,034
  Depreciation and amortization.............................          42,619         46,064          46,353
  Interest expense..........................................          31,213         29,034          32,773
                                                                  ----------      ---------       ---------
    Total costs and expenses................................       4,096,760      4,218,429       4,339,849

    Earnings (loss) from continuing operations before income
      taxes and extraordinary charge........................          26,453        (58,418)          1,246

Income taxes (benefit)......................................          11,216        (18,837)          2,320
                                                                  ----------      ---------       ---------
    Earnings (loss) from continuing operations before
      extraordinary charge..................................          15,237        (39,581)         (1,074)
Discontinued operations:
  Earnings (loss) from discontinued operations, net of
    income taxes (benefit)..................................              --            426            (154)
  Earnings (loss) from disposal of discontinued operations,
    including profit (loss) of $1,017 and ($1,800),
    respectively, during the phase out period, net of income
    tax (benefit) of 3,587 and ($10,587), respectively......           4,566        (16,913)             --
                                                                  ----------      ---------       ---------
  Earnings (loss) before extraordinary charge...............          19,803        (56,068)         (1,228)
  Extraordinary charge from early extinguishment of debt,
    net of income tax benefit of $3,951.....................              --          5,569              --
                                                                  ----------      ---------       ---------
  Net earnings (loss).......................................      $   19,803        (61,637)         (1,228)
                                                                  ==========      =========       =========
Basic earnings (loss) per share:
  Earnings (loss) from continuing operations................      $     1.35          (3.50)          (0.10)
  Earnings (loss) from discontinued operations..............            0.40          (1.46)          (0.01)
                                                                  ----------      ---------       ---------
    Earnings (loss) before extraordinary charge.............            1.75          (4.96)          (0.11)
  Extraordinary charge from early extinguishment of debt,
    net of income tax benefit...............................              --          (0.49)             --
                                                                  ----------      ---------       ---------
  Net earnings (loss) per share.............................      $     1.75          (5.45)          (0.11)
                                                                  ==========      =========       =========
Diluted earnings (loss) per share:
  Earnings (loss) from continuing operations................      $     1.34          (3.50)          (0.10)
  Earnings (loss) from discontinued operations..............            0.40          (1.46)          (0.01)
                                                                  ----------      ---------       ---------
  Earnings (loss) before extraordinary charge...............            1.74          (4.96)          (0.11)
  Extraordinary charge from early extinguishment of debt,
    net of income tax benefit...............................              --          (0.49)             --
                                                                  ----------      ---------       ---------
  Net earnings (loss) per share.............................      $     1.74          (5.45)          (0.11)
                                                                  ==========      =========       =========

          See accompanying notes to consolidated financial statements.

                      NASH FINCH COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              JANUARY 1,   JANUARY 2,
                                                                 2000         1999
                                                              ----------   ----------
ASSETS
Current assets:
  Cash......................................................  $  16,389          848
  Accounts and notes receivable, net........................    154,066      169,748
  Inventories...............................................    264,232      267,040
  Prepaid expenses..........................................     11,137       13,154
  Deferred tax assets.......................................     19,739       16,318
                                                              ---------     --------
    Total current assets....................................    465,563      467,108

Investments in affiliates...................................        508        4,805
Notes receivable, net.......................................     20,712       12,936

Property, plant and equipment:
  Land......................................................     23,898       25,386
  Buildings and improvements................................    136,119      130,988
  Furniture, fixtures and equipment.........................    288,156      302,450
  Leasehold improvements....................................     70,071       61,983
  Construction in progress..................................     11,073       10,107
  Assets under capitalized leases...........................     25,233       24,878
                                                              ---------     --------
                                                                554,550      555,792
  Less accumulated depreciation and amortization............   (318,924)    (333,414)
                                                              ---------     --------
    Net property, plant and equipment.......................    235,626      222,378
Goodwill, net...............................................    101,751       62,914
Other intangible assets, net................................     13,652       14,891
Investment in direct financing leases.......................     15,444       16,155
Deferred tax asset, net.....................................      9,187       31,908
                                                              ---------     --------
    Total assets............................................  $ 862,443      833,095
                                                              =========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Outstanding checks........................................  $  54,974       33,329
  Short-term debt payable to banks..........................         --        5,525
  Current maturities of long-term debt and capitalized lease
    obligations.............................................      3,117        2,563
  Accounts payable..........................................    191,749      189,382
  Accrued expenses..........................................     72,681       97,683
  Income taxes..............................................      4,806        2,991
                                                              ---------     --------
    Total current liabilities...............................    327,327      331,473
Long-term debt..............................................    314,091      293,280
Capitalized lease obligations...............................     33,718       34,667
Deferred compensation.......................................      4,545        6,450
Other.......................................................     10,088       10,752
Stockholders' equity:
  Preferred stock--no par value
    Authorized 500 shares; none issued......................         --           --
  Common stock of $1.66 2/3 par value
    Authorized 25,000 shares, issued 11,641 and 11,575
    shares in 1999 and 1998, respectively...................     19,402       19,292
  Additional paid-in capital................................     18,247       17,944
  Restricted stock..........................................        (57)        (113)
  Retained earnings.........................................    136,905      121,185
                                                              ---------     --------
                                                                174,497      158,308
  Less cost of 231 and 234 shares of common stock in
    treasury, respectively..................................     (1,823)      (1,835)
                                                              ---------     --------
    Total stockholders' equity..............................    172,674      156,473
                                                              ---------     --------
    Total liabilities and stockholders' equity..............  $ 862,443      833,095
                                                              =========     ========

          See accompanying notes to consolidated financial statements.

                      NASH FINCH COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Operating activities:
  Net earnings..............................................  $ 19,803    (61,637)   (1,228)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Special charges--non cash portion.......................    (7,045)    65,181    28,749
    Discontinued operations.................................    (8,153)    27,500        --
    Depreciation and amortization...........................    42,619     47,196    47,697
    Provision for bad debts.................................     4,388     10,637     5,055
    Provision for losses (recovery from) closed lease
      locations.............................................      (749)     1,099     1,722
    Extraordinary charges--extinguishment of debt...........        --      9,520        --
    Deferred income tax expense (benefit)...................    17,460    (36,532)   (2,955)
    Deferred compensation...................................    (2,723)      (318)     (708)
    (Earnings) loss of equity investments...................      (751)      (262)      469
    Other...................................................      (616)    (2,017)    2,003
  Changes in operating assets and liabilities:
    Accounts and notes receivable...........................     5,964     (3,604)   (3,744)
    Inventories.............................................    18,014     23,400    19,821
    Prepaid expenses........................................     5,285      6,722    (1,201)
    Accounts payable........................................    (5,625)    11,072    (6,953)
    Accrued expenses........................................   (36,143)     2,276    (2,512)
    Income taxes............................................     1,422      2,254    (2,262)
                                                              --------   --------   -------
      Net cash provided by operating activities.............    53,150    102,487    83,953
                                                              --------   --------   -------
Investing activities:
  Dividends received........................................        --        799     1,600
  Disposal of property, plant and equipment.................    29,606     21,274    16,721
  Additions to property, plant and equipment excluding
    capital leases..........................................   (52,282)   (52,730)  (67,725)
  Business acquired, net of cash acquired...................   (67,082)    (2,908)  (17,863)
  Loans to customers........................................   (24,273)   (15,290)  (18,816)
  Payments from customers on loans..........................    26,154     15,554    14,080
  Sale (repurchase) of receivables..........................     5,070       (250)   37,000
  Proceeds from sale of dairy operations, net of gain.......    12,769         --        --
  Proceeds from sale of Nash-De Camp........................    17,083         --        --
  Other.....................................................    (1,070)    (4,174)     (739)
                                                              --------   --------   -------
      Net cash used for investing activities................   (54,025)   (37,725)  (35,742)
                                                              --------   --------   -------
Financing activities:
  Proceeds from long-term debt..............................     1,149    165,000        --
  Proceeds (payments) from revolving debt...................    10,000    (94,000)  (30,000)
  Dividends paid............................................    (4,083)    (8,162)   (8,110)
  Payments of short-term debt...............................    (5,891)    (5,775)   (4,871)
  Payments of long-term debt................................    (5,924)  (108,608)   (6,009)
  Payments of capitalized lease obligations.................    (1,598)    (1,504)   (3,467)
  Extinguishment of debt....................................        --     (9,378)       --
  Increase (decrease) in outstanding checks.................    21,645     (2,942)    3,779
  Other.....................................................     1,118        522       479
                                                              --------   --------   -------
    Net cash provided (used) by financing activities........    16,416    (64,847)  (48,199)
                                                              --------   --------   -------
      Net increase (decrease) in cash.......................  $ 15,541        (85)       12
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                      NASH FINCH COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FISCAL PERIOD ENDED JANUARY 1, 2000,
                      JANUARY 2, 1999 AND JANUARY 3, 1998

                                           COMMON                                    FOREIGN
                                           SHARES          ADDITIONAL               CURRENCY
                                     -------------------    PAID-IN     RETAINED   TRANSLATION
                                      SHARES     AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT
                                     --------   --------   ----------   --------   -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 28, 1996.......   11,574    $19,290      16,816     200,322       (950)
Net earnings (loss)................       --         --          --      (1,228)        --
Dividend declared of $.72 per
  share............................       --         --          --      (8,110)        --
Treasury stock issued upon exercise
  of options.......................       --         --         354          --         --
Amortized compensation under
  restricted stock plan............       --         --          --          --         --
Repayment of notes receivable from
  holders of restricted stock......       --         --          --          --         --
Distribution of stock pursuant to
  performance awards...............       --         --         460          --         --
Treasury stock purchased...........       --         --          --          --         --
Foreign currency translation
  adjustment.......................       --         --          --          --        950
Other..............................        1          2          18          --         --
                                      ------    -------      ------     -------       ----
Balance at January 3, 1998.........   11,575    $19,292      17,648     190,984         --
Net earnings (loss)................       --         --          --     (61,637)        --
Dividend declared of $.72 per
  share............................       --         --          --      (8,162)        --
Treasury stock issued upon exercise
  of options.......................       --         --          47          --         --
Amortized compensation under
  restricted stock plan............       --         --          --          --         --
Repayment of notes receivable from
  holders of restricted stock......       --         --          --          --         --
Distribution of stock pursuant to
  performance awards...............       --         --         246          --         --
Treasury stock purchased...........       --         --          --          --         --
Other..............................                               3          --         --
                                      ------    -------      ------     -------       ----
Balance at January 2, 1999.........   11,575    $19,292      17,944     121,185         --
Net earnings (loss)................       --         --          --      19,803         --
Dividend declared of $.36 per
  share............................       --         --          --      (4,083)        --
Common stock issued for employee
  stock purchase plan..............       66        110         294          --         --
Amortized compensation under
  restricted stock plan............       --         --          --          --         --
Repayment of notes receivable from
  holders of restricted stock......       --         --          --          --         --
Distribution of stock pursuant to
  performance awards...............       --         --           9          --         --
                                      ------    -------      ------     -------       ----
Balance at January 1, 2000.........   11,641    $19,402      18,247     136,905         --
                                      ======    =======      ======     =======       ====


                                                    TREASURY STOCK          TOTAL
                                     RESTRICTED   -------------------   STOCKHOLDERS'
                                       STOCK       SHARES     AMOUNT       EQUITY
                                     ----------   --------   --------   -------------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at December 28, 1996.......     (500)       (307)    $(2,117)      232,861
Net earnings (loss)................       --          --          --        (1,228)
Dividend declared of $.72 per
  share............................       --          --          --        (8,110)
Treasury stock issued upon exercise
  of options.......................       --          29         143           497
Amortized compensation under
  restricted stock plan............       29          --          --            29
Repayment of notes receivable from
  holders of restricted stock......       80          --          --            80
Distribution of stock pursuant to
  performance awards...............       --          30         148           608
Treasury stock purchased...........       --          (4)        (89)          (89)
Foreign currency translation
  adjustment.......................       --          --          --           950
Other..............................       --          --          --            20
                                        ----        ----     -------       -------
Balance at January 3, 1998.........     (391)       (252)    $(1,915)      225,618
Net earnings (loss)................       --          --          --       (61,637)
Dividend declared of $.72 per
  share............................       --          --          --        (8,162)
Treasury stock issued upon exercise
  of options.......................       --           4          21            68
Amortized compensation under
  restricted stock plan............       72          --          --            72
Repayment of notes receivable from
  holders of restricted stock......      206          --          --           206
Distribution of stock pursuant to
  performance awards...............       --          15          75           321
Treasury stock purchased...........       --          (1)        (16)          (16)
Other..............................       --          --          --             3
                                        ----        ----     -------       -------
Balance at January 2, 1999.........     (113)       (234)    $(1,835)      156,473
Net earnings (loss)................       --          --          --        19,803
Dividend declared of $.36 per
  share............................       --          --          --        (4,083)
Common stock issued for employee
  stock purchase plan..............       --          --          --           404
Amortized compensation under
  restricted stock plan............       13          --          --            13
Repayment of notes receivable from
  holders of restricted stock......       43          --          --            43
Distribution of stock pursuant to
  performance awards...............       --           3          12            21
                                        ----        ----     -------       -------
Balance at January 1, 2000.........      (57)       (231)    $(1,823)      172,674
                                        ====        ====     =======       =======

          See accompanying notes to consolidated financial statements.

                      NASH FINCH COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACCOUNTING POLICIES

Fiscal Year

    Nash Finch Company's fiscal year ends on the Saturday nearest to December 31. Fiscal year 1999 consisted of 52 weeks, while 1998 and 1997 consisted of 52 weeks and 53 weeks, respectively.

Principles of Consolidation

    The accompanying financial statements include the accounts of Nash Finch Company (the "Company"), its majority-owned subsidiaries and the Company's share of net earnings or losses of 50% or less owned companies. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

    In the accompanying financial statements and for purposes of the statements of cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

Inventories

    Inventories are stated at the lower of cost or market. At January 1, 2000 and January 2, 1999, approximately 90% and 87%, respectively, of the Company's inventories are valued on the last-in, first-out (LIFO) method. During fiscal 1999 the Company recorded a LIFO credit of $.9 million compared to a charge of $4.0 million in 1998. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $46.2 million and $47.1 million higher at January 1, 2000 and January 2, 1999, respectively.

Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Assets under capitalized leases are recorded at the present value of future lease payments or fair market value, whichever is lower. Expenditures which improve or extend the life of the respective assets are capitalized while maintenance and repairs are expensed as incurred. Interest costs associated with plant expansion and remodels in the amount of $.6 million and $.4 million have been capitalized during 1999 and 1998, respectively.

Impairment of Long-lived Assets

    An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be individual stores; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. The Company considers historical performance and future estimated results in its evaluation of potential impairment. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

Intangible Assets

    Intangible assets consist primarily of goodwill and covenants not to compete and are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets ranging from 2-40 years. Amortization expense charged to operations for fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998 was $7.3 million, $5.8 million and $5.9 million, respectively. The accumulated amortization of intangible assets was $25.0 million and $18.5 million at January 1, 2000 and January 2, 1999, respectively. The carrying value of intangible assets is reviewed for impairment annually and/or when factors indicating impairment are present using an undiscounted cash flow assumption.

Depreciation and Amortization

    Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets which generally range from 10-40 years for buildings and improvements and 3-10 years for furniture, fixtures and equipment. Leasehold improvements and capitalized leases are amortized on a straight-line basis over the shorter of the term of the lease or the life of the asset.

Income Taxes

    Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Stock Option Plans

    As permitted by the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations in accounting for its stock option plans. As a result, the Company does not recognize compensation costs if the option price equals or exceeds market price at date of grant. Note (8) of Notes to Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share had the Company elected to recognize compensation costs as encouraged by SFAS No. 123.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which standardizes the accounting for derivative instruments and requires the Company to recognize all derivatives on the balance sheet at fair value. This Statement is effective for the Company's fiscal year 2000. Management does not expect the impact on earnings or financial position to be material.

(2) ACQUISITIONS

    On June 10, 1999 the Company acquired Erickson's Diversified Corporation ("Erickson's") through a cash purchase of all of Erickson's outstanding capital stock. Erickson's operates 18 supermarkets in Minnesota and Wisconsin with annual sales of approximately $200 million. In addition to the stores, the acquisition includes a number of real estate holdings in the two state market area. The acquisition was accounted for as a purchase, which included a cash purchase price of $59.5 million, transaction costs of $2.1 million, and the assumption of liabilities totaling $35.9 million. Assets acquired and liabilities assumed have been recorded at their fair values at date of acquisition. This allocation has resulted in goodwill of approximately $43.6 million, which is being amortized on a straight line basis over 40 years.

    The following unaudited pro forma information presents a summary of consolidated earnings from continuing operations before extraordinary charge as if the acquisition had taken place at the beginning of 1998.

                                                           1999        1998
                                                        ----------   ---------
Revenues..............................................  $4,169,621   4,267,921
Earnings (loss) from continuing operations before
  extraordinary charge................................      14,914     (40,346)
Basic and diluted earnings (loss) per share...........  $     1.32       (3.56)

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

(3) SPECIAL CHARGES

1998 CHARGES

    During the fourth quarter of 1998, the Company recorded special charges totaling $71.4 million (offset by $2.9 million of 1997 charge adjustments) as a result of the Company's revitalization plan designed to redirect its technology efforts, optimize warehouse capacity through consolidation, and to close, sell or reassess underperforming businesses and investments.

    In connection with the implementation of the Company's 1998 revitalization plan, the 1998 special charges included $17.0 million to streamline the Company's wholesale operations by closing three warehouses by the end of the third quarter of 1999. The charges, as further detailed below, provided for post-employment and pension benefit costs, write-down to fair value of tangible assets to be disposed of, and other costs to exit the facilities. The Company believed the strategy of closing underutilized warehouses and concentrating sales volume into existing warehouses would improve operational efficiency and lower distribution costs.

    In accordance with the 1998 revitalization plan, the Company completed the closure of its Appleton, Wisconsin distribution center during 1999. During the fourth quarter of 1999, after considering both internal and external factors, the Company decided to indefinitely defer the closure of the remaining two distribution centers scheduled for closing in the 1998 plan. Accordingly, during the fourth quarter of 1999, the Company reversed $12.6 million of the charge recorded in 1998, comprised of accrued exit costs of $5.1 million and asset write-downs of $7.5 million. Additional charges of $.3 million, representing costs associated with continued ownership and on-going efforts to sell the distribution center in Appleton, were recorded in the fourth quarter.

    The following table details the activity associated with the 1998 special charges relative to the wholesale component of the charge:

                                          PENSION &     WRITE-
                                             POST       DOWN OF
                                          EMPLOYMENT   TANGIBLE      EXIT
                                           BENEFITS    ASSETS(1)    COSTS      TOTAL
                                          ----------   ---------   --------   --------
Initial accrual.........................   $ 5,339       7,995       3,677     17,011
Used in 1998............................        --      (7,995)       (108)    (8,103)
                                           -------      ------      ------     ------
  Balance 1/2/99........................     5,339          --       3,569      8,908
                                           -------      ------      ------     ------
Used in 1999............................      (381)       (340)       (968)    (1,689)
Additional accruals in 1999.............        --         340          --        340
Reversals in 1999.......................    (3,215)         --      (1,931)    (5,146)
                                           -------      ------      ------     ------
  Balance 1/1/00........................   $ 1,743          --         670      2,413
                                           =======      ======      ======     ======

------------------------

(1) The Company reversed $7.5 million of the write-down of tangible assets recorded in 1998, as discussed above.

    Under the 1998 special charge, twelve under-performing corporately operated retail stores and one store jointly developed with a wholesale customer were designated for closure and a $9.5 million charge was recorded. Eight of the stores, including the jointly developed location, were closed in the first half of 1999. The Company continues to market three units and a fourth will be closed in April 2000. As a result of significantly improved economic conditions in the market area, the Company decided in the fourth quarter of 1999 not to close the one remaining location. Accordingly, the Company recorded a reversal of $.4 million related to the closure of this store. In addition, accruals in the amount of $.5 million were reversed, primarily for properties originally scheduled for closure that were sold. In the fourth quarter of 1999, the Company also recorded an additional accrual of $.4 million representing costs associated with continued ownership and on-going efforts to sell two stores.

    The following table details 1998 special charge activity relative to the retail component of the charge:

                                                WRITE-      WRITE-
                                               DOWN OF      DOWN OF
                                   LEASE      INTANGIBLE   TANGIBLE      EXIT
                                COMMITMENTS     ASSETS     ASSETS(1)    COSTS      TOTAL
                                -----------   ----------   ---------   --------   --------
Initial accrual...............    $3,454          144        3,027       2,883      9,508
Used in 1998..................        --         (144)      (3,027)     (1,462)    (4,633)
                                  ------         ----       ------      ------     ------
  Balance 1/2/99..............     3,454           --           --       1,421      4,875

Used in 1999..................      (397)          --         (322)       (118)      (837)
Additional accruals in 1999...        --           --          322          38        360
Reversals in 1999.............      (532)          --           --        (461)      (993)
                                  ------         ----       ------      ------     ------
  Balance 1/1/00..............    $2,525           --           --         880      3,405
                                  ======         ====       ======      ======     ======

------------------------

(1) The Company reversed $.9 million of the write-down of tangible assets recorded in 1998, as discussed above.

    In the fourth quarter of 1999, the Company also recorded charges of $4.7 million related to four corporately operated stores which have been announced for closure. The charges consist of $3.3 million of non-cancelable lease obligations and related costs required under lease agreements, $1.0 million to write-down to fair value assets held for disposal, and $.4 million of post-closing facility exit costs. For

1999, these stores had aggregate sales and pretax losses of $29.9 million and $1.8 million, respectively, compared to $33.3 million and $1.4 million in 1998.

    The aggregate 1998 special charges included $34.4 million for the abandonment of assets primarily related to the Company's HORIZONS information system project. The abandoned assets related to purchased software and internal and external in-process software development. The Company terminated the project when it became apparent that without significant investment in continuing development, the software would lack the inherent functionality to meet the Company's business as well as its then Year 2000 needs. The Company then shifted resources to a Year 2000 remediation plan which was successfully executed in 1999. Also included in abandoned assets is $1.3 million in unamortized, purchased packaging design costs, related to a private label product line that was redesigned. The variety of products marketed under this label was substantially reduced, resulting in approximately 200 fast moving items with a redesigned merchandising strategy and packaging.

    The remainder of the special charges consisted of a $10.3 million provision for asset impairment of which $8.2 million relates to ten owned retail stores. Increased competition resulting in declining market share, deterioration of operating performance and inadequate projected cash flows were the factors indicating impairment. The impaired assets, which include leasehold improvements and store equipment, were measured based on a comparison of the assets' net book value to the present value of the stores' estimated cash flows. The impairment provision included $2.1 million to write off the Company's equity investment in a joint venture with an independent retailer it continues to service. Current and projected operating losses and projected negative cash flow were the primary factors in determining a permanent decline in the value of the investment had occurred.

    The impact of suspending depreciation on assets to be disposed of is not material. At January 1, 2000, special charge costs have been included in accrued expenses on the balance sheet.

1997 CHARGES

    In 1997, the Company accelerated its plan to strengthen its competitive position. Coincident with the implementation of the plan, the Company recorded special charges totaling $31.3 million impacting the Company's wholesale and retail segments, as well as the produce growing and marketing segment discontinued during 1998.

    The aggregate special charges included $14.5 million for the consolidation or downsizing of seven underutilized warehouses. The following table details 1997 special charge activity relative to the wholesale component of the charge:

                                                                        WRITE-      WRITE-
                                                            POST       DOWN OF      DOWN OF
                                              LEASE      EMPLOYMENT   INTANGIBLE   TANGIBLE      EXIT
                                            COMMITMENT    BENEFITS      ASSETS     ASSETS(1)    COSTS      TOTAL
                                            ----------   ----------   ----------   ---------   --------   --------
Initial accrual...........................   $ 5,198        1,815        3,225       2,442       1,835     14,515
Used in 1997..............................        --           --       (3,225)     (2,442)         --     (5,667)
                                             -------       ------       ------      ------      ------     ------
  Balance 1/3/98..........................     5,198        1,815           --          --       1,835      8,848

Used in 1998..............................    (1,328)        (625)          --        (669)       (269)    (2,891)
Additional accruals in 1998...............       271          194           --         669         845      1,979
Reversals in 1998.........................    (1,591)        (352)          --          --        (358)    (2,301)
                                             -------       ------       ------      ------      ------     ------
  Balance 1/2/99..........................     2,550        1,032           --          --       2,053      5,635

Used in 1999..............................    (1,188)        (758)          --      (1,200)     (1,195)    (4,341)
Additional accruals in 1999...............       388           --           --       1,200         591      2,179
Reversals in 1999.........................      (160)          --           --          --        (343)      (503)
                                             -------       ------       ------      ------      ------     ------
  Balance 1/1/00..........................   $ 1,590          274           --          --       1,106      2,970
                                             =======       ======       ======      ======      ======     ======

------------------------

(1) In 1998 the Company reversed $1.1 million of the write-down of tangible assets recorded in 1997, as discussed below.

    As a result of management changes during 1998, all actions to be taken under the 1997 plan were reevaluated by the Company's new management team. Substantially all actions contemplated by the 1997 plan were reaffirmed in 1998 and implemented. However, some actions included in the 1997 plan were modified. The accruals reversed in 1998 relate to new management's determination that one distribution center identified for closure in the 1997 plan would remain open. The additional accruals were principally for one distribution center identified for downsizing in 1997, which was closed in 1999, and management's decision to abandon assets that could not be used in other operations.

    In 1999 the Company completed closure of the remaining distribution centers included in the original 1997 special charges, as modified in 1998. These included Grand Island, Nebraska; Liberal, Kansas; Denver, Colorado and Rocky Mount, North Carolina. In the fourth quarter of 1999, the Company recorded additional charges of $2.2 million for selling and other costs associated with the continuing ownership costs of those distribution centers that have not been sold or subleased.

    In retail operations, the special charge of $5.2 million related to the closing of 14, principally leased, stores. The following table details special charge activity relative to the retail component of the charge:

                                                                 WRITE-      WRITE-
                                                                DOWN OF      DOWN OF
                                                    LEASE      INTANGIBLE   TANGIBLE      EXIT
                                                 COMMITMENTS     ASSETS     ASSETS(1)    COSTS      TOTAL
                                                 -----------   ----------   ---------   --------   --------
Initial accrual................................    $ 2,780         396        1,603        393       5,172
Used in 1997...................................        (10)       (396)      (1,603)       (63)     (2,072)
                                                   -------        ----       ------       ----      ------
  Balance 1/3/98...............................      2,770          --           --        330       3,100
                                                   -------        ----       ------       ----      ------

Used in 1998...................................       (416)         --           --        (28)       (444)
Additional accruals in 1998....................        486          --           --        198         684
Reversals in 1998..............................     (1,448)         --           --       (131)     (1,579)
                                                   -------        ----       ------       ----      ------
  Balance 1/2/99...............................      1,392          --           --        369       1,761

Used in 1999...................................       (835)         --           --        (77)       (912)
Additional accruals in 1999....................        467          --           --        157         624
Reversals in 1999..............................       (224)         --           --       (182)       (406)
                                                   -------        ----       ------       ----      ------
  Balance 1/1/00...............................    $   800          --           --        267       1,067
                                                   =======        ====       ======       ====      ======

------------------------

(1) In 1998 the Company reversed $.6 million of the write-down of tangible assets recorded in 1997, as discussed below.

    The amount reversed in 1998 principally relates to the planned closure of a leased retail store which was subleased during the third quarter of 1998 as well as another management decision to keep a previously identified store open. Ten of the identified retail stores were closed during 1998 and 1999, with the remaining two stores scheduled to be closed in early 2000. During 1999, the Company recorded additional accruals of $.6 million substantially related to continuing lease costs of one closed location.

    The aggregate 1997 special charges contained a provision of $5.4 million for impaired assets of seven retail stores. Declining market share due to increasing competition, deterioration of operating performance in the third quarter of 1997, and forecasted future results that were less than previously planned were the factors leading to the impairment determination. The impaired assets covered by the charge primarily include real estate, leasehold improvements and, to a lesser extent, goodwill related to two of the stores. Store fixed asset write-downs were measured based on a comparison of the assets net book value to the net present value of the stores' estimated future net cash flows.

    The 1997 special charges included $2.5 million of integration costs, incurred in the third quarter of 1997, associated with the acquisition of the business and certain assets of United-A.G. Cooperative, Inc.

    An asset impairment charge for $1.0 million relating to agricultural assets was also recorded against several farming operations of Nash-De Camp Company ("Nash-De Camp"), the Company's produce growing and marketing subsidiary. The impairment determination was based on downturns in the market for certain varieties of fruit. The impairment resulted from anticipated future operating losses and insufficient projected cash flows from agricultural production of these products.

    Other special charges aggregating $2.8 million consist primarily of $.9 million related to the abandonment of system software which was replaced, and a loss of $.6 million realized on the sale of the Company's equity investment in a Hungarian wholesale operation. The remaining special charges relate principally to the write-down of idle real estate to current market values.

    The impact of suspending depreciation on assets to be disposed of is not material. At January 1, 2000, special charge costs have been included in accrued expenses on the balance sheet.

(4) SALE OF SUBSIDIARIES

    On July 31, 1999 the Company sold the outstanding stock of its wholly-owned produce growing and marketing subsidiary, Nash-De Camp to Agriholding, Inc., of Pebble Beach, California. Nash-De Camp has previously been reported as a discontinued operation following a fourth quarter 1998 decision to sell the subsidiary.

    As a result of the sale, the Company realized cash proceeds of $17.1 million and recognized an $8.2 million reversal of a $27.5 million provision recorded for the expected sale at the end of 1998.

    On June 30, 1999 the Company sold its majority interests in Gillette Dairy of the Black Hills, Inc. and Nebraska Dairies, Inc. to Marigold Foods, Inc. Marigold purchased all of the outstanding shares of each company for $15.9 million cash and the Company recognized a pre-tax gain of $3.1 million on the sale recorded as part of continuing operations.

(5) ACCOUNTS AND NOTES RECEIVABLE

    Accounts and notes receivable at the end of fiscal years 1999 and 1998 are comprised of the following components (in thousands):

                                                             1999       1998
                                                           --------   --------
Customer notes receivable, current.......................  $ 10,543    10,950
Customer accounts receivable.............................   141,955   158,610
Other receivables........................................    23,782    25,199
Allowance for doubtful accounts..........................   (22,214)  (25,011)
                                                           --------   -------
Net current accounts and notes receivable................  $154,066   169,748
                                                           ========   =======
Long-term customer notes receivable......................    28,928    22,342
Allowance for doubtful accounts..........................    (8,216)   (9,406)
                                                           --------   -------
Net long-term notes receivable...........................  $ 20,712    12,936
                                                           ========   =======

    Operating results include bad debt expense totaling $4.4 million, $10.6 million and $5.1 million during fiscal years 1999, 1998 and 1997, respectively.

    On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation (NFFC), a wholly-owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. In applying the provisions of SFAS
No. 125 ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, no gain or loss resulted on the transaction. The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, a variable undivided interest in these receivables to the Purchaser. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. As of January 1, 2000, and January 2, 1999 the Company had sold $50.5 million and $45.7 million, respectively, of accounts receivable on a non-recourse basis to NFFC. NFFC sold $41.8 million and $36.8 million of its undivided interest in such receivables to the Purchaser in 1999 and 1998, respectively, subject to specified collateral requirements.

    In 1995, the Company had entered into an agreement with a financial institution which allowed the Company to sell on a revolving basis customer notes receivable with recourse. The remaining balances of such sold notes receivable totaled $1.7 million and $5.2 million at January 1, 2000 and January 2, 1999, respectively. The Company is contingently liable should these notes become uncollectible.

    Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value.

(6) LONG-TERM DEBT AND CREDIT FACILITIES

    Long-term debt at the end of the fiscal years 1999 and 1998 is summarized as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Variable rate--revolving credit agreement...................  $130,000   120,000
Senior subordinated debt, 8.5% due in 2008..................   163,913   163,781
Industrial development bonds, 3.9% to 7.8% due in various
  installments through 2009.................................    10,135     3,840
Term loan, 9.55% due in 2001................................     1,250     1,250
Notes payable and mortgage notes, 3% to 11.5% due in various
  installments through 2003.................................    10,301     5,394
                                                              --------   -------
                                                               315,599   294,265
Less current maturities.....................................     1,508       985
                                                              --------   -------
                                                              $314,091   293,280
                                                              ========   =======

    On April 24, 1998, the Company completed the sale of $165.0 million of 8.5% senior subordinated notes due May 1, 2008, using the net proceeds from the offering after fees and expenses, to reduce certain amounts borrowed under its revolving credit facility.

    In the first quarter of 1998, in conjunction with the senior subordinated debt offering, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote off related deferred financing costs totaling $9.5 million. This transaction resulted in an extraordinary charge of $5.6 million, or $.49 per share, net of income tax benefits of $3.9 million.

    At the end of fiscal 1999, the Company had one swap agreement in effect to manage interest rates on a portion of its long-term debt. The agreement is based on a notional amount of $30.0 million and calls for an exchange of interest payments with the Company receiving payments based on a London Interbank Offered Rate (LIBOR) floating rate and making payments based on a fixed rate of 6.54%, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received from the counter-party as interest rates change is included in other current assets or liabilities, with the corresponding amount accrued and recognized as an adjustment of interest expense related to the debt.

    The fair value of the swap agreement is not recognized in the financial statements. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to the interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

    Any swap agreements that are not designated with outstanding debt are recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense.

    The Company has a $350 million revolving credit facility (the "Credit Facility") with two lead banks. The Credit Facility matures in October 2001. Borrowings under this agreement will bear interest at variable rates equal to LIBOR plus 150 basis points. In addition, the Company pays commitment fees of
 .5% percent on the entire facility both used and unused. The average borrowing rate during the period was 7.9%.

    The Credit Facility and subordinated debt agreements contain covenants which among other matters, limit the Company's ability to incur indebtedness and buy and sell assets, impose dividend payment limitations and require compliance to predetermined ratios related to net worth, debt to equity and interest coverage.

    At January 1, 2000, land in the amount of $3.4 million and buildings and other assets with a depreciated cost of approximately $11.6 million are pledged to secure outstanding mortgage notes and obligations under issues of industrial development bonds. In addition, borrowings under the Credit Facility are collateralized by a security interest in certain accounts receivable and inventory.

    Aggregate annual maturities of long-term debt for the five fiscal years after January 1, 2000 are as follows (in thousands):

2000........................................................  $  1,508
2001........................................................   132,803
2002........................................................     2,413
2003........................................................     3,912
2004........................................................       735
2005 and thereafter.........................................  $174,228

    Interest paid was $31.1 million, $29.6 million and $31.6 million, for fiscal years 1999, 1998 and 1997, respectively.

    Based on borrowing rates currently available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, including current maturities, utilizing discounted cash flows is $270.1 million.

(7) INCOME TAXES

    Income tax expense (benefit) related to continuing operations is made up of the following components (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
Current:
  Federal.........................................  $ 3,698      6,048      3,029
  State...........................................      795      1,060        667
  Tax credits.....................................      (18)        --         --
Deferred:.........................................    6,741    (25,945)    (1,376)
                                                    -------    -------     ------
  Total...........................................  $11,216    (18,837)     2,320
                                                    =======    =======     ======

    Total income tax expense (benefit) for the fiscal years 1999, 1998 and 1997 was $14.8 million, ($33.2) million and $2.2 million allocated as follows:

                                                       1999       1998       1997
                                                     --------   --------   --------
Income from continuing operations..................  $11,216    (18,837)    2,320
Discontinued operations............................    3,587    (10,407)     (103)
Extraordinary item.................................       --     (3,951)       --
                                                     -------    -------     -----
  Total income tax expense (benefit)...............  $14,803    (33,195)    2,217
                                                     =======    =======     =====

    Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

                                                                1999          1998          1997
                                                              --------      --------      --------
Federal statutory tax rate..................................    35.0%        (35.0)%        35.0%
State taxes, net of federal income tax benefit..............     4.5          (2.0)         18.0
Dividends received deduction on domestic stock..............      --          (0.4)        (36.0)
Non-deductible goodwill.....................................     2.8           0.9         131.4
Adjustment to other income tax accruals.....................      --           3.9          27.7
Other, net..................................................     0.1           0.4          10.1
                                                              ------        ------        ------
  Effective tax rate........................................    42.4%        (32.2)%       186.2%
                                                              ======        ======        ======

    Income taxes paid (refunded) were $(.9) million, $(4.4) million and $8.9 million during fiscal years 1999, 1998 and 1997, respectively.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2000, January 2, 1999 and January 3, 1998, are presented below (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Deferred tax assets:
  Inventories...............................................  $ 2,973      2,963      3,405
  Provision for obligations to be settled in future
    periods.................................................   29,964     25,225     15,971
  Discontinued operations...................................       --     10,587         --
  Closed locations..........................................   10,819     18,168     10,612
  Other.....................................................      528      1,782        731
                                                              -------     ------     ------
    Total deferred tax assets...............................  $44,284     58,725     30,719
                                                              -------     ------     ------
Deferred tax liabilities:
  Depreciation and amortization.............................    3,329        457      9,935
  Acquired asset adjustments for fair values................    9,503      7,686      7,686
  Accelerated tax deductions................................    2,287      2,260         --
  Other.....................................................      239         96      1,404
                                                              -------     ------     ------
    Total deferred tax liabilities..........................   15,358     10,499     19,025
                                                              -------     ------     ------
Net deferred tax asset......................................  $28,926     48,226     11,694
                                                              =======     ======     ======

    Temporary differences for obligations to be settled in the future consist of deferred compensation, vacation, health benefits and other expenses which are not deductible for tax purposes until paid.

    The Company has determined a valuation allowance for the net deferred tax asset is not required since it is more likely than not the deferred tax asset will be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, future taxable income and tax planning strategies.

(8)  STOCK RIGHTS AND OPTIONS

    Under the Company's 1996 Stockholder Rights Plan, one right is attached to each outstanding share of common stock. Each right entitles the holder to purchase, under certain conditions, one-half share of common stock at a price of $30.00 ($60.00 per full share). The rights are not yet exercisable and no separate rights certificates have been distributed. All rights expire on March 31, 2006.

    The rights become exercisable 20 days after a "flip-in event" has occurred or 10 business days (subject to extension) after a person or group makes a tender offer for 15% or more of the Company's outstanding common stock. A flip-in event would occur if a person or group acquires (1) 15% of the Company's outstanding common stock, or (2) an ownership level set by the Board of Directors at less than 15% if the person or group is deemed by the Board of Directors to have interests adverse to those of the Company and its stockholders. The rights may be redeemed by the Company at any time prior to the occurrence of a flip-in event at $.01 per right. The power to redeem may be reinstated within 20 days after a flip-in event occurs if the cause of the occurrence is removed.

    Upon the rights becoming exercisable, subject to certain adjustments or alternatives, each right would entitle the holder (other than the acquiring person or group, whose rights become void) to purchase a number of shares of the Company's common stock having a market value of twice the exercise price of the right. If the Company is involved in a merger or other business combination, or certain other events occur, each right would entitle the holder to purchase common shares of the acquiring company having a market value of twice the exercise price of the right. Within 30 days after the rights become exercisable following a flip-in event, the Board of Directors may exchange shares of Company common stock or cash or other property for exercisable rights.

    The Company follows APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    Under the Company's 1994 Stock Incentive Plan, as amended (the "1994 Plan"), a total of 845,296 shares were reserved for the granting of stock options, restricted stock awards and performance unit awards. Stock options are granted at not less than 100% of fair market value at date of grant and are exercisable over a term which may not exceed 10 years from date of grant. Restricted stock awards are subject to restrictions on transferability and such conditions for vesting, including continuous employment for specified periods of time, as may be determined at the date of grant. Performance unit awards are grants of rights to receive shares of stock if certain performance goals or criteria, determined at the time of grant, are achieved in accordance with the terms of the grant.

    Under the 1995 Director Stock Option Plan (the "Director Plan"), for which a total of 40,000 shares were reserved, annual grants of options to purchase 500 shares are made automatically to each eligible non-employee director following each annual meeting of stockholders. The stock options are granted at 100% of fair market value at date of grant, become exercisable six months following the date of grant and may be exercised over a term of five years from the date of grant.

    At January 1, 2000, under the 1994 Plan, options to purchase 392,128 shares of common stock of the Company at an average price of $11.12 per share and exercisable over terms of five to seven years from the dates of grant, have been granted and are outstanding. Effective June 1, 1998, options totaling 200,000 shares were granted to a key senior executive. These options which were not granted under the 1994 Plan, become exercisable in 50,000 share increments over a four year period beginning one year after the date of grant, at a price of $16.84 per share (100% of fair market value at date of grant). In
February 1996, certain members of management exercised rights to purchase restricted stock from the Company at a 25% discount to fair market value pursuant to grants awarded in January 1996 under the terms of the 1994 Plan. The purchase required a minimum of 10% payment in cash with the remaining balance evidenced by a 5-year promissory note to the Company. Unearned compensation equivalent to the excess of market value of the shares purchased over the price paid by the recipient at the date of grant, and the unpaid balance of the promissory note have been recorded in stockholders' equity. At January 1, 2000, 9,645 shares of restricted stock have been issued and are outstanding. Performance unit awards having a maximum potential payout of 101,368 shares have also been granted and are outstanding.

    Reserved for the granting of future stock options, restricted stock awards and performance unit awards are 230,485 shares.

    At January 1, 2000 under the Director Plan, options to purchase 20,500 shares of common stock of the Company, at an average price of $15.98 per share and exercisable over a term of five years from the date of grant, have been granted and are outstanding. Reserved for the granting of future stock options are 17,500 shares.

    Changes in outstanding options during the three fiscal years ended January 1, 2000 are summarized as follows (in thousands):

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                      OPTION PRICE
                                                         SHARES        PER SHARE
                                                        --------      ------------
Options outstanding December 28, 1996.................      349          $17.18
  Exercised...........................................      (29)          16.82
  Forfeited...........................................      (33)          17.08
  Granted.............................................        5           18.38
                                                        -------          ------
Options outstanding January 3, 1998...................      292           17.24
  Exercised...........................................       (4)          16.58
  Forfeited...........................................      (33)          16.83
  Granted.............................................      255           16.48
                                                        -------          ------
Options outstanding January 2, 1999...................      510           16.89
  Exercised...........................................       --              --
  Forfeited...........................................     (165)          17.27
  Granted.............................................      268            8.54
                                                        -------          ------
Options outstanding January 1, 2000...................      613(a)       $13.15
                                                        =======          ======
Options exercisable at:
  January 1, 2000.....................................  207,760          $14.62
  January 2, 1999.....................................  238,628           17.12

------------------------

(a) Remaining average contractual life of options outstanding at January 1, 2000 was 2.5 years, with an exercise price ranging from $7.25 to $22.31.

    The weighted average fair value of options granted during 1999, 1998 and 1997 are $1.69, $2.49 and $2.62 respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model assuming a weighted average risk-free interest rate of 6.5%, an expected dividend yield of 5.5%, expected lives of two and one-half years and volatility of 35.1%. Had compensation expense for stock options been determined based on the fair value method (instead of intrinsic value method) at the grant dates for awards, the Company's 1999 and 1998 net earnings (loss) and earnings
(loss) per share would have been impacted by less than 1%.

(9)  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

                                                                1999       1998       1997
                                                              --------   --------   --------
Numerator:
  Net earnings (loss).......................................  $15,237     (39,581)   (1,074)
                                                              -------    --------   -------
Denominator:
  Denominator for basic earnings per share (weighted-average
    shares).................................................   11,333      11,318    11,270
  Effect of dilutive contingent shares......................       76          --        --
                                                              -------    --------   -------
  Denominator for diluted earnings per share (adjusted
    weighted-average shares)................................   11,409      11,318    11,270
                                                              =======    ========   =======
  Basic earnings (loss) per share...........................  $  1.35       (3.50)    (0.10)
                                                              =======    ========   =======
  Diluted earnings (loss) per share.........................  $  1.34       (3.50)    (0.10)
                                                              =======    ========   =======

(10)  LEASE AND OTHER COMMITMENTS

    A substantial portion of the store and warehouse properties of the Company are leased. The following table summarizes assets under capitalized leases (in thousands):

                                                            1999       1998
                                                          --------   --------
Buildings and improvements..............................  $ 25,233     24,878
Less accumulated amortization...........................   (12,192)   (11,213)
                                                          --------   --------
    Net assets under capitalized leases.................  $ 13,041     13,665
                                                          ========   ========

    Total future minimum sublease rentals related to operating and capital lease obligations as of January 1, 2000 are $130.7 million and $33.2 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At January 1, 2000, future minimum rental payments under non-cancelable leases and subleases are as follows (in thousands):

                                                           OPERATING   CAPITAL
                                                            LEASES      LEASES
                                                           ---------   --------
2000.....................................................  $ 30,383      5,579
2001.....................................................    27,821      5,531
2002.....................................................    33,312      5,543
2003.....................................................    22,932      5,514
2004 and thereafter......................................   125,053     43,520
                                                           --------    -------
Total minimum lease payments.............................  $239,501     65,687
Less imputed interest (rates ranging from 7.04% to
  15.99%)................................................               30,360
                                                                       -------
Present value of net minimum lease payments..............               35,327
Less current maturities..................................               (1,609)
                                                                       -------
Capitalized lease obligations............................              $33,718
                                                                       =======

    Total rental expense under operating leases for fiscal years 1999, 1998 and 1997 is as follows (in thousands):

                                                   1999       1998       1997
                                                 --------   --------   --------
Total rentals..................................  $ 42,919     44,320     42,584
Less real estate taxes, insurance and other
  occupancy costs..............................    (1,950)    (2,357)    (2,731)
                                                 --------   --------   --------
Minimum rentals................................    40,969     41,963     39,853
Contingent rentals.............................      (128)      (154)       244
Sublease rentals...............................   (14,972)   (16,358)   (13,744)
                                                 --------   --------   --------
                                                 $ 25,869     25,451     26,353
                                                 ========   ========   ========

    Most of the Company's leases provide that the Company pay real estate taxes, insurance and other occupancy costs applicable to the leased premises. Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Operating leases often contain renewal options. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

    The Company has outstanding letters of credit in the amounts of $15.5 million and $9.2 million at January 1, 2000 and January 2, 1999, respectively, primarily supporting workers' compensation obligations.

(11)  CONCENTRATION OF CREDIT RISK

    The Company provides financial assistance in the form of secured loans to some of its independent retailers for inventories, store fixtures and equipment and store improvements. Loans are secured by liens on real estate, inventory and/or equipment, by personal guarantees and by other types of collateral. In addition, the Company may guarantee lease and promissory note obligations of retailers.

    As of January 1, 2000, the Company has guaranteed outstanding promissory note obligations of three retailers in the amount of $11.1 million, $6.5 million and $3.6 million, respectively. The Company has guaranteed certain lease and promissory note obligations of retailers aggregating approximately $29.9 million.

    The Company establishes allowances for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Management believes that adequate provisions have been made for any doubtful accounts.

(12)  PROFIT SHARING PLAN

    The Company has a profit sharing plan covering substantially all employees meeting specified requirements. Contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performances. Profit sharing expense for 1999, 1998 and 1997 was $3.6 million, $3.9 million and $2.5 million, respectively.

    Certain officers and key employees are participants in a deferred compensation plan providing fixed benefits payable in equal monthly installments upon retirement. Annual contributions to the deferred compensation plan, which are based on Company performance, are expensed. An annual contribution of $.4 million was provided for in 1999, however, no contributions were made in 1998 or 1997.

(13)  PENSION AND OTHER POST-RETIREMENT BENEFITS

    Super Food has a qualified non-contributory retirement plan to provide retirement income for certain of its eligible full-time employees who are not covered by union retirement plans. Pension benefits under the plan are based on length of service and compensation. The Company contributes amounts necessary to meet minimum funding requirements. During 1997, the Company formalized a curtailment plan affecting all participants under the age of 55. All employees impacted by the curtailment were transferred into the Company's existing defined contribution plan effective January 1, 1998.

    The Company provides certain health care benefits for retired employees not subject to collective bargaining agreements. Employees become eligible for those benefits when they reach normal retirement age and meet minimum age and service requirements. Health care benefits for retirees are provided under a self-insured program administered by an insurance company.

    The estimated future cost of providing post-retirement health costs is accrued over the active service life of the employees. The following table sets forth the benefit obligations of post-retirement benefits and the funded status of the curtailed pension plan.

    The actuarial present value of benefit obligations and funded plan status of January 1, 2000 and January 2, 1999 were (in thousands):

                                                             PENSION BENEFITS       OTHER BENEFITS
                                                            -------------------   -------------------
                                                              1999       1998       1999       1998
                                                            --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...................  $(39,586)  (37,646)    (8,893)    (8,604)
Service cost..............................................      (144)     (199)      (402)      (376)
Interest cost.............................................    (2,591)   (2,630)      (620)      (560)
Amendment.................................................        --       148       (551)        --
Actuarial gain (loss).....................................     6,342    (1,462)     1,069         23
Benefits paid.............................................     2,384     2,203        695        624
                                                            --------   -------     ------     ------
Benefit obligation at end of year.........................  $(33,595)  (39,586)    (8,702)    (8,893)

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year............  $ 39,220    36,261         --         --
Actual return on plan assets..............................     3,904     3,622         --         --
Employer contribution.....................................        --     1,540        695        624
Benefits paid.............................................    (2,384)   (2,203)      (695)      (624)
                                                            --------   -------     ------     ------
Fair value of plan assets at end of year..................  $ 40,740    39,220         --         --
                                                            --------   -------     ------     ------

Funded status.............................................  $  7,145      (366)    (8,702)    (8,893)
Unrecognized actuarial loss (gain)........................    (4,398)    2,806     (1,473)      (403)
Unrecognized transition obligation........................        --        --      3,219      3,467
Unrecognized prior service cost...........................      (121)     (136)        --         --
                                                            --------   -------     ------     ------
Prepaid (accrued) benefit cost............................  $  2,626     2,304     (6,956)    (5,829)
                                                            ========   =======     ======     ======

WEIGHTED-AVERAGE ASSUMPTIONS AS OF JANUARY 1, 2000
Discounted rate...........................................      8.25%     7.00%      8.25%      7.00%
Expected return on plan assets............................      8.00%     8.00%        --         --
Rate of compensation increase.............................      5.00%     5.00%        --         --

The aggregate costs for the Company's retirement benefits included the following components (in thousands):

Components of net periodic benefit cost (income)

                                                          PENSION BENEFITS                  OTHER BENEFITS
                                                   ------------------------------   ------------------------------
                                                     1999       1998       1997       1999       1998       1997
                                                   --------   --------   --------   --------   --------   --------
Service cost.....................................  $   144        199        660        402        376        354
Interest cost....................................    2,591      2,630      2,663        620        560        576
Expected return on plan assets...................   (3,042)    (2,867)    (2,857)        --         --         --
Amortization of prior service costs..............      (15)       (12)        --         --         --         --
Amortization of unrecognized transition
  obligation.....................................       --         --         --        248        248        235
                                                   -------    -------    -------     ------     ------     ------
Net periodic benefit cost (income)...............  $  (322)       (50)       466      1,270      1,184      1,165
                                                   =======    =======    =======     ======     ======     ======

    Assumed health care cost trend rates have a significant effect on the 1999 amounts reported for the health care plans. The assumed annual rate of future increases in per capita cost of health care benefits was 8.5% in fiscal 1999 declining gradually to 5.5% in 2005 and thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                        1% INCREASE   1% DECREASE
                                                        -----------   -----------
Effect on total of service and interest cost
  components..........................................      $ 83           (64)
Effect on post-retirement benefit obligation..........       562          (493)

    Approximately 4.8% of the Company's employees are covered by collectively-bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans during 1999 and 1998 were $2.5 million and $2.9 million, respectively. The Company has a practice of providing post-employment benefits when closing distribution center facilities.

(14)  SUBSIDIARY GUARANTEES

    The following table presents summarized combined financial information for certain wholly owned subsidiaries which guarantee on a full, unconditional and joint and several basis, $165.0 million of senior subordinated notes due May 1, 2008, which were offered and sold on April 24, 1998 by the Company:

Condensed Consolidated Statements of Income (in thousands)

                                                1999        1998        1997
                                             ----------   ---------   ---------
Operating revenues.........................  $1,141,533   1,060,331   1,068,857
Operating expenses.........................   1,133,090   1,056,390   1,058,695
                                             ----------   ---------   ---------
Operating income...........................       8,443       3,941      10,162
Other income...............................       1,915       4,732       4,168
                                             ----------   ---------   ---------
Income before income tax...................      10,358       8,673      14,330
Income tax expense.........................       4,392       7,203       5,621
                                             ----------   ---------   ---------
Net income.................................  $    5,966       1,470       8,709
                                             ==========   =========   =========

Condensed Consolidated Balance Sheet Data

                                                             1999       1998
                                                           --------   --------
Current assets...........................................  $149,631   148,906
Non-current assets.......................................   102,580   106,294
Current liabilities......................................    63,513    64,937
Long-term debt and obligations...........................    35,003    23,907
Deferred credits and other liabilities...................    11,495     3,990

Non-guarantor subsidiaries, all of which are wholly owned, are inconsequential.

(15)  SEGMENT INFORMATION

    The Company and its subsidiaries sell and distribute products that are typically found in supermarkets. The Company has three reportable operating segments. The Company's wholesale distribution segment consists of 13 distribution centers that sell to independently operated retail food stores, 114 corporately operated retail food stores, and institutional customers. The retail segment consists of corporately operated stores that sell directly to the consumer. The military distribution segment consists of two distribution centers that sell products to military commissaries.

    In 1999, the Company sold the outstanding stock of its wholly-owned produce growing and marketing subsidiary, Nash-De Camp Company. Nash-De Camp had previously been reported as a discontinued operation (see Note 4 of Notes to Consolidated Financial Statements). Information presented below relates only to results of continuing segments. The Company evaluates performance and allocates resources based on profit or loss before income taxes, general corporate expenses, interest and earnings from equity investments. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies except the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

    Intra-segment sales and transfers are recorded on a cost plus markup basis. Wholesale segment profits on sales to Company operated stores have been allocated back to the retail operating segment. In 1999, a change was made to allocate the military management fee to the military segment. This had previously been reported as unallocated corporate overhead. Prior years segment information has been restated to reflect this change.

SCHEDULES

YEAR END JANUARY 1, 2000 (IN THOUSANDS)    WHOLESALE     RETAIL    MILITARY   ALL OTHER(1)    TOTALS
---------------------------------------    ----------   --------   --------   ------------   ---------
Revenue from external customers..........  $2,280,753   856,483    963,304       4,698       4,105,238
Inter-segment revenue....................     505,976        --         --       4,457         510,433
Interest revenue.........................      (3,050)     (229)        --           1          (3,278)
Interest expense (includes capital lease
  interest)..............................       2,611       596         --          --           3,207
Depreciation expense.....................      15,508     9,061      2,077         385          27,031
Segment profit (loss)....................      37,093    15,732     20,735        (368)         73,192
Assets...................................     618,013   165,545    140,667       4,526         928,751
Expenditures for long-lived assets.......      12,696    26,123        680           8          39,507

YEAR END JANUARY 2, 1999 (IN THOUSANDS)    WHOLESALE     RETAIL    MILITARY   ALL OTHER(1)    TOTALS
---------------------------------------    ----------   --------   --------   ------------   ---------
Revenue from external customers..........  $2,491,736   738,018    916,819       3,004       4,149,577
Inter-segment revenue....................     443,061        --         --       2,628         445,689
Interest revenue.........................      (3,431)      (37)        --          --          (3,468)
Interest expense (includes capital lease
  interest)..............................       2,910        15         --          --           2,925
Depreciation expense.....................      17,916     9,794      2,250         119          30,079
Segment profit (loss)....................      41,571     5,923     19,566        (205)         66,855
Assets...................................     460,996    96,765    139,388       2,553         699,702
Expenditures for long-lived assets.......       7,987     9,327      1,550           4          18,868

YEAR END JANUARY 3, 1998 (IN THOUSANDS)    WHOLESALE     RETAIL    MILITARY   ALL OTHER(1)    TOTALS
---------------------------------------    ----------   --------   --------   ------------   ---------
Revenue from external customers..........  $2,563,795   823,922    940,365       2,355       4,330,437
Inter-segment revenue....................     501,062        --         --       2,497         503,559
Interest revenue.........................      (4,001)      (12)        --          --          (4,013)
Interest expense (includes capital lease
  interest)..............................       3,340        20         --          --           3,360
Depreciation expense.....................      18,318    10,496      2,011         116          30,941
Segment profit (loss)....................      51,351     5,450     20,121         123          77,045
Assets...................................     461,642    98,180    143,437         587         703,846
Expenditures for long-lived assets.......      16,129    17,510      2,786         392          36,817

------------------------

(1) Revenue reported in All Other is attributable to a trucking transport business.

RECONCILIATION (IN THOUSANDS)

                                                                 1999        1998        1997
                                                              ----------   ---------   ---------
REVENUES
Total external revenue for segments.........................  $4,105,238   4,149,577   4,330,437
Inter-segment revenue from reportable segments..............     510,433     445,689     503,559
Unallocated amounts.........................................      17,975      10,434      10,658
Elimination of intra-segment revenue........................    (510,433)   (445,689)   (503,559)
                                                              ----------   ---------   ---------
    Total consolidated revenues.............................  $4,123,213   4,160,011   4,341,095
                                                              ==========   =========   =========
PROFIT OR LOSS
Total profit for segments...................................  $   73,192      66,855      77,045
Unallocated amounts:
  Adjustment of LIFO to inventory...........................         859      (3,975)     (1,500)
  Unallocated corporate overhead............................     (54,643)    (52,827)    (44,265)
  Special charges...........................................       7,045     (68,471)    (30,034)
                                                              ----------   ---------   ---------
Income from continuing operations before income taxes.......  $   26,453     (58,418)      1,246
                                                              ==========   =========   =========
ASSETS
Total assets for segments...................................  $  928,751     699,702     703,846
Assets of a discontinued operation..........................          --      30,236      47,051
Unallocated corporate assets................................     (16,652)    180,273     228,514
Accumulated LIFO reserves...................................     (46,184)    (47,043)    (43,068)
Elimination of intercompany receivables.....................      (3,472)    (30,106)    (31,460)
Other elimination...........................................          --          33          --
                                                              ----------   ---------   ---------
    Total consolidated assets...............................  $  862,443     833,095     904,883
                                                              ==========   =========   =========

OTHER SIGNIFICANT ITEMS--1999

                                                           SEGMENT                  CONSOLIDATED
                                                            TOTALS    ADJUSTMENTS      TOTALS
                                                           --------   -----------   ------------
Depreciation.............................................  $27,031      15,588         42,619
Interest revenue.........................................    3,278       2,029          5,307
Interest expense.........................................    3,207      28,006         31,213
Expenditures for long-lived assets.......................   39,507      12,775         52,282

OTHER SIGNIFICANT ITEMS--1998

                                                           SEGMENT                  CONSOLIDATED
1998                                                        TOTALS    ADJUSTMENTS      TOTALS
----                                                       --------   -----------   ------------
Depreciation.............................................  $30,079      15,985         46,064
Interest revenue.........................................    3,468       1,358          4,826
Interest expense.........................................    2,925      26,109         29,034
Expenditures for long-lived assets.......................   18,868      33,862         52,730

OTHER SIGNIFICANT ITEMS--1997

                                                           SEGMENT                  CONSOLIDATED
1997                                                        TOTALS    ADJUSTMENTS      TOTALS
----                                                       --------   -----------   ------------
Depreciation.............................................  $30,941      15,412         46,353
Interest revenue.........................................    4,013       2,367          6,380
Interest expense.........................................    3,360      29,413         32,773
Expenditures for long-lived assets.......................   36,817      30,908         67,725

The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. The Company's market areas are in the Midwest, Mid-Atlantic and Southeast United States.

(16)  SUBSEQUENT EVENT

    On January 31, 2000, the Company acquired Hinky Dinky Supermarkets, Inc. ("HDSI") through a cash purchase of all of HDSI's outstanding capital stock. HDSI is the majority owner of twelve (12) supermarkets located in Nebraska.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                      NASH FINCH COMPANY AND SUBSIDIARIES
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    A summary of quarterly financial information is presented.

                                                                    SECOND
                                           FIRST QUARTER            QUARTER             THIRD QUARTER          FOURTH QUARTER
                                             12 WEEKS              12 WEEKS               16 WEEKS          12 WEEKS    13 WEEKS
                                        -------------------   -------------------   ---------------------   ---------   ---------
                                          1999       1998       1999       1998       1999        1998        1999        1998
                                        --------   --------   --------   --------   ---------   ---------   ---------   ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales and other revenue...........  $934,797   932,966    935,951    973,069    1,289,156   1,282,533    963,309     971,443
Cost of sales.........................   845,076   847,650    841,694    886,146    1,150,965   1,167,211    861,017     882,653
Earnings (loss) from continuing
  operations before income taxes and
  extraordinary charge................     2,070     5,984      3,945      6,122        6,036       4,503     14,402     (75,026)
Income taxes (benefit)................       878     2,265      1,673      2,542        2,559       1,984      6,106     (25,628)
Net earnings (loss) from continuing
  operations before extraordinary
  charge..............................     1,192     3,719      2,272      3,580        3,477       2,519      8,296     (49,398)
Earnings (loss) from discontinued
  operations, net of income tax
  (benefit)...........................        --    (1,091)        --         36           --         879         --         602
Earnings (loss) from disposal of
  discontinued operations, net of
  income tax (benefit)................        --        --         --         --        4,566          --         --     (16,913)
Earnings (loss) before extraordinary
  charge..............................     1,192     2,628      2,272      3,616        8,043       3,398      8,296     (65,709)
Extraordinary charge from early
  extinguishment of debt, net of
  income tax (benefit)................        --     5,569         --         --           --          --         --          --
Net earnings (loss)...................     1,192    (2,941)     2,272      3,616        8,043       3,398      8,296     (65,709)
Percent to sales and revenues.........      0.13     (0.32)      0.24       0.37         0.62        0.26       0.86       (6.76)
Basic earnings (loss) per share
  Earnings (loss) from continuing
    operations before extraordinary
    charge............................  $    .11       .33        .20        .32          .31         .22        .73       (4.36)
  Earnings (loss) before extraordinary
    charge............................  $    .11       .23        .20        .32          .71         .30        .73       (5.80)
  Net earnings (loss).................  $    .11      (.26)       .20        .32          .71         .30        .73       (5.80)
Diluted earnings (loss) per share
  Earnings (loss) from continuing
    operations before extraordinary
    charge............................  $    .11       .33        .20        .32          .31         .22        .73       (4.36)
  Earnings (loss) before extraordinary
    charge............................  $    .11       .23        .20        .32          .71         .30        .73       (5.80)
  Net earnings (loss).................  $    .11      (.26)       .20        .32          .71         .30        .73       (5.80)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. DIRECTORS OF THE REGISTRANT.

    The information under the captions "Election of Directors--Information About Directors and Nominees" and "Election of Directors--Other Information About Directors and Nominees" in the Company's 2000 Proxy Statement is incorporated herein by reference.

B. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

C. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF 1934.

    Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information under the captions "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the caption "Election of Directors--Other Information About Directors and Nominees" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. FINANCIAL STATEMENTS.

    The following financial statements are included in this report on the pages indicated:

    Independent Auditors' Report--page 19

    Consolidated Statements of Operations for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998--page 20

    Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999--page
21

    Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998--page 22

    Consolidated Statements of Stockholders' Equity for the fiscal years ended January 1, 2000, January 2, 1999 and January 3, 1998--page 23

    Notes to Consolidated Financial Statements--pages 24 to 44

B. FINANCIAL STATEMENT SCHEDULES.

    The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above:

    Valuation and Qualifying Accounts--page 48

    Other Schedules. Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

C. EXHIBITS.

    The exhibits to this Report are listed in the Exhibit Index on pages 50 to 53 herein.

    A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 20, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South,
P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

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

      2. Nash Finch Profit Sharing Plan--1994 Revision--First Declaration of Amendment (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-785)).

      3. Nash Finch Profit Sharing Plan--1994 Revision--Second Declaration of Amendment (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

      4. Nash Finch Profit Sharing Plan--1994 Revision--Third Declaration of Amendment (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

      5. Nash Finch Profit Sharing Plan--1994 Revision--Fourth Declaration of Amendment (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

      6. Nash Finch Profit Sharing Plan--1994 Revision--Fifth Declaration of Amendment (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

      7. Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended and restated effective December 31, 1993) (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

      8. Excerpts from resolutions adopted February 25, 2000 by the Compensation Committee of the Board of Directors amending the Nash Finch Executive Incentive Bonus and Deferred Compensation Plan effective as of January 1, 2000 (filed herewith).

      9. Nash Finch Supplemental Executive Retirement Plan (filed herewith).

     10. Excerpts from minutes of the November 11, 1986 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785)).

     11. Excerpts from minutes of the November 21, 1995 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

     12. Excerpts from minutes of the April 9, 1996 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

     13. Excerpts from minutes of the November 19, 1996 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

     14. Excerpts from minutes of the November 17, 1998 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785)).

     15. Excerpts from minutes of the February 22, 2000 meeting of the Board of Directors regarding director compensation (filed herewith).

     16. Form of letter agreement specifying benefits in the event of termination of employment following a change in control of Nash Finch (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

     17. Nash Finch Income Deferral Plan (incorporated by reference to Exhibit
         10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

     18. Nash Finch 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785)).

     19. Nash Finch 1995 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 1995 (File No. 0-785)).

     20. Nash Finch 1997 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785)).

D. REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 1, 2000.

                                                                     SCHEDULE II

                      NASH FINCH COMPANY AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
    FISCAL YEARS ENDED JANUARY 1, 2000, JANUARY 2, 1999 AND JANUARY 3, 1998
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                           BALANCE    -------------------------    CHARGED
                                             AT       CHARGED TO                  (CREDITED)                 BALANCE
                                          BEGINNING   COSTS AND       DUE TO       TO OTHER                   AT END
DESCRIPTION                                OF YEAR     EXPENSES    ACQUISITIONS    ACCOUNTS    DEDUCTIONS    OF YEAR
-----------                               ---------   ----------   ------------   ----------   ----------    --------
53 weeks ended January 3, 1998:
  Allowance for doubtful
    receivables(c)......................   $28,093       5,055          --             67(a)      6,547(d)    26,668
  Provision for losses relating to
    leases on closed locations..........     4,878         393          --             --           954(d)     4,317
                                           -------      ------         ---            ---        ------       ------
                                           $32,971       5,448          --             67         7,501       30,985
                                           =======      ======         ===            ===        ======       ======
52 weeks ended January 2, 1999:
  Allowance for doubtful
    receivables(c)......................   $26,668      10,637          --              7(a)      2,895(b)    34,417
  Provision for losses relating to
    leases on closed locations..........     4,317       4,205          --             --         2,286(d)     6,236
                                           -------      ------         ---            ---        ------       ------
                                           $30,985      14,842          --              7         5,181       40,653
                                           =======      ======         ===            ===        ======       ======
52 weeks ended January 1, 2000:
  Allowance for doubtful
    receivables(c)......................   $34,417       4,388         280            268         8,325(b)    30,430
                                                                                                    598(e)
  Provision for losses relating to
    leases on closed locations..........     6,236       1,915          --             --         2,501        5,650
                                           -------      ------         ---            ---        ------       ------
                                           $40,653       6,303         280            268        11,424       36,080
                                           =======      ======         ===            ===        ======       ======

------------------------

(a) Recoveries on accounts previously charged off.

(b) Accounts charged off.

(c) Includes current and non-current receivables.

(d) Payments of lease obligations.

(e) Sale of Subsidiary.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000                                  NASH-FINCH COMPANY

                                                       By  /s/ RON MARSHALL
                                                           ------------------------------------------
                                                           Ron Marshall
                                                           PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                                           DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ RON MARSHALL                                       /s/ LAWRENCE A. WOJTASIAK
-------------------------------------------            -------------------------------------------
Ron Marshall, President,                               Lawrence A. Wojtasiak, Controller
Chief Executive Officer (Principal Executive Officer)  (Principal Accounting Officer)
and Director

/s/ JOHN A. HAEDICKE                                   /s/ CAROLE F. BITTER
-------------------------------------------            -------------------------------------------
John A. Haedicke, Chief Financial and                  Carole F. Bitter, Director
Administrative Officer, and Treasurer
(Principal Financial Officer)

/s/ RICHARD A. FISHER                                  /s/ JERRY L. FORD
-------------------------------------------            -------------------------------------------
Richard A. Fisher, Director                            Jerry L. Ford, Director

/s/ ALLISTER P. GRAHAM                                 /s/ JOHN H. GRUNEWALD
-------------------------------------------            -------------------------------------------
Allister P. Graham, Director                           John H. Grunewald, Director

/s/ RICHARD G. LAREAU                                  /s/ DONALD R. MILLER
-------------------------------------------            -------------------------------------------
Richard G. Lareau, Director                            Donald R. Miller, Director

/s/ ROBERT F. NASH                                     /s/ JEROME O. RODYSILL
-------------------------------------------            -------------------------------------------
Robert F. Nash, Director                               Jerome O. Rodysill, Director

/s/ JOHN E. STOKLEY                                    /s/ WILLIAM R. VOSS
-------------------------------------------            -------------------------------------------
John E. Stokley, Director                              William R. Voss, Director

                               NASH FINCH COMPANY
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 1, 2000

        ITEM
         NO.            ITEM                                        METHOD OF FILING
---------------------   ----                                        ----------------
         2.1            Agreement and Plan of Merger dated as of    Incorporated by reference to Exhibit 2.1 to the
                        October 8, 1996 among the Company, NFC      Company's Current Report on Form 8-K dated
                        Acquisition Corporation, and Super Food     November 22, 1996 (File No. 0-785).
                        Services, Inc.

         3.1            Restated Certificate of Incorporation of    Incorporated by reference to Exhibit 3.1 to the
                        the Company                                 Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended December 28, 1985 (File
                                                                    No. 0-785).

         3.2            Amendment to Restated Certificate of        Incorporated by reference to Exhibit 19.1 to the
                        Incorporation of the Company, effective     Company's Quarterly Report on Form 10-Q for the
                        May 29, 1986                                quarter ended October 4, 1986 (File No. 0-785).

         3.3            Amendment to Restated Certificate of        Incorporated by reference to Exhibit 4.5 to the
                        Incorporation of the Company, effective     Company's Registration Statement on Form S-3
                        May 15, 1987                                (File No. 33-14871).

         3.4            Bylaws of the Company as amended,           Incorporated by reference to Exhibit 3.4 to the
                        effective November 21, 1995                 Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended December 30, 1995 (File
                                                                    No. 0-785).

         4.1            Stockholder Rights Agreement, dated         Incorporated by reference to Exhibit 4 to the
                        February 13, 1996, between the Company and  Company's Current Report on Form 8-K dated
                        Norwest Bank Minnesota, National            February 13, 1996 (File No. 0-785).
                        Association

         4.2            Indenture dated as of April 24, 1998        Incorporated by reference to Exhibit 4.2 to the
                        between the Company, the Guarantors, and    Company's Registration Statement on Form S-4
                        U.S. Bank Trust National Association        filed May 22, 1998 (File No. 333-53363).

         4.3            Form of Company's 8.5% Senior Subordinated  Incorporated by reference to Exhibit 4.2 to the
                        Notes due 2008 Series A                     Company's Quarterly Report on Form 10-Q for the
                                                                    quarter ended June 20, 1998 (File No. 0-785).

         4.4            Form of Company's 8.5% Senior Subordinated  Incorporated by reference to Exhibit 4.3 to the
                        Notes due 2008 Series B                     Company's Quarterly Report on Form 10-Q for the
                                                                    quarter ended June 20, 1998 (File No. 0-785).

         4.5            First Supplemental Indenture dated as of    Filed herewith.
                        June 10, 1999 between the Company, the
                        Subsidiary Guarantors, Erickson's
                        Diversified Corporation and U.S. Bank
                        Trust National Association

        ITEM
         NO.            ITEM                                        METHOD OF FILING
---------------------   ----                                        ----------------
        10.1            Credit Agreement dated as of October 8,     Incorporated by reference to Exhibit 10.2 to the
                        1996 among the Company, NFC Acquisition     Company's Quarterly Report on Form 10-Q for the
                        Corp., Harris Trust and Savings Bank, as    quarter ended October 5, 1996 (File No. 0-785).
                        Administrative Agent, and Bank of Montreal
                        and PNC Bank, N.A., as Co-Syndication
                        Agents ("Credit Agreement")

        10.2            First Amendment to Credit Agreement dated   Incorporated by reference to Exhibit 10.15 to the
                        as of December 18, 1996                     Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended December 28, 1996 (File
                                                                    No. 0-785).

        10.3            Second Amendment to Credit Agreement dated  Incorporated by reference to Exhibit 10.16 to the
                        as of November 10, 1997                     Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended January 3, 1998 (File
                                                                    No. 0-785).

        10.4            Third Amendment to the Credit Agreement     Incorporated by reference to Exhibit 10.1 to the
                        dated as of March 24, 1998                  Company's Quarterly Report on Form 10-Q for the
                                                                    period ended March 28, 1998 (File No. 0-785).

        10.5            Fourth Amendment to the Credit Agreement    Incorporated by reference to Exhibit 10.37 to the
                        dated as of February       , 1999           Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended January 2, 1999 (File
                                                                    No. 0-785).

        10.6            Fifth Amendment to the Credit Agreement     Incorporated by reference to Exhibit 10.1 to the
                        dated as of May 28, 1999                    Company's Quarterly Report on Form 10-Q for the
                                                                    period ended October 9, 1999 (File No. 0-785).

        10.7            Nash Finch Profit Sharing Plan--1994        Incorporated by reference to Exhibit 10.6 to the
                        Revision and Nash Finch Profit Sharing      Company's Annual Report on Form 10-K for the
                        Trust Agreement (as restated effective      fiscal year ended January 1, 1994 (File
                        January 1, 1994)                            No. 0-785).

        10.8            Nash Finch Profit Sharing Plan--1994        Incorporated by reference to Exhibit 10.7 to the
                        Revision--First Declaration of Amendment    Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended December 31, 1994 (File
                                                                    No. 0-785).

        10.9            Nash Finch Profit Sharing Plan--1994        Incorporated by reference to Exhibit 10.10 to the
                        Revision--Second Declaration of Amendment   Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended December 30, 1995 (File
                                                                    No. 0-785).

        10.10           Nash Finch Profit Sharing Plan--1994        Incorporated by reference to Exhibit 10.22 to the
                        Revision--Third Declaration of Amendment    Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended January 3, 1998 (File
                                                                    No. 0-785).

        10.11           Nash Finch Profit Sharing Plan--1994        Incorporated by reference to Exhibit 10.23 to the
                        Revision--Fourth Declaration of Amendment   Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended January 3, 1998 (File
                                                                    No. 0-785).

        10.12           Nash Finch Profit Sharing Plan--1994        Incorporated by reference to Exhibit 10.24 to the
                        Revision--Fifth Declaration of Amendment    Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended January 3, 1998 (File
                                                                    No. 0-785).

        10.13           Nash Finch Executive Incentive Bonus and    Incorporated by reference to Exhibit 10.7 to the
                        Deferred Compensation Plan (as amended and  Company's Annual Report on Form 10-K for the
                        restated effective December 31, 1993)       fiscal year ended January 1, 1994 (File
                                                                    No. 0-785).

        ITEM
         NO.            ITEM                                        METHOD OF FILING
---------------------   ----                                        ----------------
        10.14           Excerpts from resolutions adopted by the    Filed herewith.
                        Compensation Committee of the Board of
                        Directors on February 25, 2000 amending
                        the Nash Finch Executive Incentive Bonus
                        and Deferred Compensation Plan

        10.15           Excerpts from minutes of the November 11,   Incorporated by reference to Exhibit 10.9 to the
                        1986 meeting of the Board of Directors      Company's Annual Report on Form 10-K for the
                        regarding Nash Finch Pension Plan, as       fiscal year ended January 3, 1987 (File
                        amended, effective January 2, 1966          No. 0-785).

        10.16           Excerpts from minutes of the November 21,   Incorporated by reference to Exhibit 10.13 to the
                        1995 meeting of the Board of Directors      Company's Annual Report on Form 10-K for the
                        regarding Nash Finch Pension Plan, as       fiscal year ended December 30, 1995 (File
                        amended                                     No. 0-785).

        10.17           Excerpts from minutes of the April 9,       Incorporated by reference to Exhibit 10.22 to the
                        1996 meeting of the Board of Directors      Company's Annual Report on Form 10-K for the
                        regarding director compensation             fiscal year ended December 28, 1996 (File
                                                                    No. 0-785).

        10.18           Excerpts from minutes of the November 19,   Incorporated by reference to Exhibit 10.23 to the
                        1996 meeting of the Board of Directors      Company's Annual Report on Form 10-K for the
                        regarding director compensation             fiscal year ended December 28, 1996 (File
                                                                    No. 0-785).

        10.19           Excerpts from minutes of the November 17,   Incorporated by reference to Exhibit 10.35 to the
                        1998 meeting of the Board of Directors      Company's Annual Report on Form 10-K for the
                        regarding director compensation             fiscal year ended January 2, 1999 (File
                                                                    No. 0-785).

        10.20           Excerpts from minutes of the February 22,   Filed herewith.
                        2000 meeting of the Board of Directors
                        regarding director compensation

        10.21           Form of Letter Agreement Specifying         Incorporated by reference to Exhibit 10.20 to the
                        Benefits in the Event of Termination of     Company's Annual Report on Form 10-K for the
                        Employment Following a Change in Control    fiscal year ended December 29, 1990 (File
                        of Company                                  No. 0-785).

        10.22           Nash Finch Income Deferral Plan             Incorporated by reference to Exhibit 10.17 to the
                                                                    Company's Annual Report on Form 10-K for the
                                                                    fiscal year ended January 1, 1994 (File
                                                                    No. 0-785).

        10.23           Nash Finch 1994 Stock Incentive Plan, as    Incorporated by reference to Exhibit 10.2 to the
                        amended                                     Company's Quarterly Report on Form 10-Q for the
                                                                    period ended June 14, 1997 (File No. 0-785).

        10.24           Nash Finch 1995 Director Stock Option Plan  Incorporated by reference to Exhibit 10.2 to the
                                                                    Company's Quarterly Report on Form 10-Q for the
                                                                    period ended June 17, 1995 (File No. 0-785).

        ITEM
         NO.            ITEM                                        METHOD OF FILING
---------------------   ----                                        ----------------
        10.25           Nash Finch 1997 Non-Employee Director       Incorporated by reference to Exhibit 10.1 to the
                        Stock Compensation Plan                     Company's Quarterly Report on Form 10-Q for the
                                                                    period ended June 14, 1997 (File No. 0-785).

        10.26           Nash Finch 1999 Employee Stock Purchase     Filed herewith.
                        Plan

        10.27           Nash Finch Supplemental Executive           Filed herewith.
                        Retirement Plan

        21.1            Subsidiaries of the Company                 Filed herewith.

        23.1            Consent of Ernst & Young LLP                Filed herewith.

        27.1            Financial Data Schedule                     Filed herewith.

        99.1            Risk Factors                                Filed herewith.