Form 10-Q
period 2000-03-25
NASH FINCH CO
filed 2000-05-04
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  / x /              OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the twelve weeks ended March 25, 2000

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

                                 (952) 832-0534
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   X                              NO
                            -------                              -------

As of April 25, 2000, 11,413,527 shares of Common Stock of the Registrant were outstanding.

                                 PART I - FINANCIAL INFORMATION

         This report is for the twelve week interim period beginning January 2, 2000, through March 25, 2000.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

                                                          Twelve Weeks Ended
                                                      ----------------------------
                                                       March 25,      March 27,
                                                          2000           1999
                                                      ------------   -------------
Total sales and revenues                            $     892,673         934,797

Cost and expenses:
    Cost of sales                                         789,972         845,076
    Selling, general and administrative                    81,059          70,942
    Depreciation and amortization                          10,159           9,726
    Interest expense                                        7,573           6,983
                                                      ------------   -------------
       Total costs and expenses                           888,763         932,727

       Earnings before income taxes                         3,910           2,070

Income taxes                                                1,658             878
                                                      ------------   -------------

    Net earnings                                    $       2,252           1,192
                                                      ============   =============


Basic earnings per share:                           $        0.20            0.11

Diluted earnings per share:                         $        0.20            0.11

Weighted average number of common shares
outstanding and common equivalent
  shares outstanding:
    Basic                                                  11,406          11,332
    Diluted                                                11,411          11,332

----------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                                   March 25,             January 1,
ASSETS                                                               2000                  2000
                                                                 --------------         ------------
Current assets:                                                   (unaudited)
     Cash                                                      $        13,259               16,389
     Accounts and notes receivable, net                                126,406              154,066
     Inventories                                                       262,547              264,232
     Prepaid expenses                                                   14,380               11,137
     Deferred tax assets                                                19,334               19,739
                                                                 --------------         ------------
       Total current assets                                            435,926              465,563

Investments in affiliates                                                  639                  508
Notes receivable, net                                                   17,878               20,712

Property, plant and equipment:
     Land                                                               25,148               23,898
     Buildings and improvements                                        135,861              136,119
     Furniture, fixtures and equipment                                 297,730              288,156
     Leasehold improvements                                             73,596               70,071
     Construction in progress                                           11,736               11,073
     Assets under capitalized leases                                    25,233               25,233
                                                                 --------------         ------------
                                                                       569,304              554,550
     Less accumulated depreciation and amortization                   (329,336)            (318,924)
                                                                 --------------         ------------
       Net property, plant and equipment                               239,968              235,626


Goodwill, net                                                          114,777              101,751
Other intangible assets, net                                            20,096               13,652
Investment in direct financing leases                                   15,254               15,444
Deferred tax asset, net                                                  8,430                9,187
                                                                 --------------         ------------
       Total assets                                            $       852,968              862,443
                                                                 ==============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Outstanding checks                                        $        47,757               54,974
     Current maturities of long-term debt and
        capitalized lease obligations                                    3,162                3,117
     Accounts payable                                                  175,104              191,749
     Accrued expenses                                                   75,054               72,681
     Income taxes                                                        5,740                4,806
                                                                 --------------         ------------
         Total current liabilities                                     306,817              327,327

Long-term debt                                                         321,921              314,091
Capitalized lease obligations                                           33,309               33,718
Deferred compensation                                                    4,466                4,545
Other                                                                   10,145               10,088
Minority interest in subsidiary                                          2,395                    -
Stockholders' equity:
     Preferred stock - no par value
       Authorized 500 shares;  none issued                                   -                    -
     Common stock of $1.66 2/3 par value
       Authorized 25,000 shares, issued 11,641 shares
       in 2000 and 1999                                                 19,402               19,402
     Additional paid-in capital                                         18,247               18,247
     Restricted stock                                                      (47)                 (57)
     Retained earnings                                                 138,129              136,905
                                                                 --------------         ------------
                                                                       175,731              174,497
     Less cost of 230 and 231 shares of common
       stock in treasury, respectively                                  (1,816)              (1,823)
                                                                 --------------         ------------
         Total stockholders' equity                                    173,915              172,674
                                                                 --------------         ------------

         Total liabilities and stockholders' equity            $       852,968              862,443
                                                                 ==============         ============
---------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                          Twelve Weeks Ended
                                                                     ----------------------------
                                                                       March 25,       March 27,
                                                                         2000            1999
                                                                     ------------    ------------
Operating activities:
    Net earnings                                                       $  2,252         1,192
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                     10,159         9,726
       Provision for bad debts                                            2,744           885
       Provision for losses (recovery from) closed lease locations          291          (715)
       Deferred income tax expense                                        1,162           780
       Deferred compensation                                                (79)         (551)
       Earnings of equity investments                                         -           (60)
       Other                                                                 28        (1,305)
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                     31,480         3,745
       Inventories                                                        6,827        12,171
       Prepaid expenses                                                  (3,065)       (6,823)
       Accounts payable                                                 (19,490)        7,423
       Accrued expenses                                                  (1,469)        6,850
       Accrued expenses - special charges                                (1,075)       (4,410)
       Income taxes                                                         933           754
                                                                       --------      --------
          Net cash provided by operating activities                      30,698        29,662
                                                                       --------      --------

Investing activities:
    Disposal of property, plant and equipment                             1,917         2,666
    Additions to property, plant and equipment
       excluding capital leases                                          (8,183)       (7,549)
    Businesses acquired, net of cash                                    (19,483)       (3,406)
    Loans to customers                                                   (3,253)       (5,938)
    Payments from customers on loans                                      3,426         6,143
    Sale (repurchase) of receivables                                     (6,700)          300
    Other                                                                  (778)          414
                                                                       --------      --------
       Net cash used for investing activities                           (33,054)       (7,370)
                                                                       --------      --------

Financing activities:
    Proceeds from long-term debt                                              -           449
    Proceeds from revolving debt                                          8,000         5,000
    Dividends paid                                                       (1,028)       (1,021)
    Payments of short-term debt                                               -        (5,525)
    Payments of long-term debt                                             (167)         (272)
    Payments of capitalized lease obligations                              (371)         (384)
    Decrease in outstanding checks                                       (7,218)      (10,661)
    Other                                                                    10           688
                                                                       --------      --------

       Net cash used for financing activities                              (774)      (11,726)
                                                                       --------      --------
          Net increase (decrease) in cash                              $ (3,130)       10,566
                                                                       ========      ========

---------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------
Fiscal period ended March 25, 2000
January 1, 2000 and January 2, 1999
(In thousands, except per share amounts)
                                                        Common stock   Additional                       Treasury stock    Total
                                                       --------------   paid-in  Retained   Restricted  -------------- stockholders'
                                                       Shares  Amount   capital  earnings     stock     Shares  Amount   equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1998                             11,575 $ 19,292   17,648  190,984      (391)     (252) $ (1,915)  225,618
Net earnings (loss)                                         -        -        -  (61,637)        -         -         -   (61,637)
Dividend declared of $.72 per share                         -        -        -   (8,162)        -         -         -    (8,162)
Treasury stock issued upon exercise of options              -        -       47        -         -         4        21        68
Amortized compensation under restricted stock plan          -        -        -        -        72         -         -        72
Repayment of notes receivable from holders of
    restricted stock                                        -        -        -        -       206         -         -       206
Distribution of stock pursuant to performance awards        -        -      246        -         -        15        75       321
Treasury stock purchased                                    -        -        -        -         -        (1)      (16)      (16)
Other                                                                         3        -         -         -         -         3
                                                     -------- -------- -------- --------  --------  --------  --------  --------

Balance at January 2, 1999                             11,575   19,292   17,944  121,185      (113)     (234)   (1,835)  156,473
Net earnings (loss)                                         -        -        -   19,803         -         -         -    19,803
Dividend declared of $.36 per share                         -        -        -   (4,083)        -         -         -    (4,083)
Common stock issued for employee stock purchase plan       66      110      294        -         -         -         -       404
Amortized compensation under restricted stock plan          -        -        -        -        13         -         -        13
Repayment of notes receivable from holders of
    restricted stock                                        -        -        -        -        43         -         -        43
Distribution of stock pursuant to performance awards        -        -        9        -         -         3        12        21
                                                     -------- -------- -------- --------  --------  --------  --------  --------

Balance at January 1, 2000                             11,641   19,402   18,247  136,905       (57)     (231)   (1,823)  172,674
Net earnings (loss)                                         -        -        -    2,252         -         -         -     2,252
Dividend declared of $.09 per share                         -        -        -   (1,028)        -         -         -    (1,028)
Common stock issued for employee stock purchase plan        -        -        -        -         -         -         -         -
Amortized compensation under restricted stock plan          -        -        -        -         1         -         -         1
Repayment of notes receivable from holders of
    restricted stock                                        -        -        -        -         9         -         -         9
Distribution of stock pursuant to performance awards        -        -        -        -         -         1         7         7
                                                     -------- -------- -------- --------  --------  --------  --------  --------

Balance at March 25, 2000                              11,641 $ 19,402   18,247  138,129       (47)     (230) $ (1,816)  173,915
                                                     ======== ======== ======== ========  ========  ========  ========  ========
---------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                     NASH FINCH COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 2000

NOTE 1

         The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 25, 2000, and January 1, 2000, and the results of operations and changes in cash flows for the 12-weeks ended March 25, 2000 and March 27, 1999, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

         The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $45.7 million and $46.2 million higher at March 25, 2000 and January 1, 2000, respectively.

NOTE 3

         The following table sets forth the computation of basic and diluted earnings per share.

                                                                                               Twelve Weeks Ended
                                                                                               ------------------
                                                                                          March 25,           March 27,
                                                                                             2000               1999
                                                                                        ---------------    ----------------
Numerator:
   Net income                                                                        $           2,252               1,192
                                                                                        ---------------    ----------------
Denominator:
   Denominator of basic earnings per share (weighted-average shares)                            11,406              11,332
         Effect of dilutive contingent shares                                                        5                  --
                                                                                        ---------------    ----------------
  Denominator for diluted earnings per share (adjusted weighted average shares)                 11,411              11,332
                                                                                        ===============    ================
Basic earnings per share                                                             $             .20                 .11
                                                                                        ===============    ================
Diluted earnings per share                                                           $             .20                 .11
                                                                                        ===============    ================

NOTE 4

         On January 30, 2000 the Company acquired Hinky Dinky Supermarkets, Inc. ("HDSI") through a cash purchase of all of HDSI's outstanding capital stock. HDSI is the majority owner of twelve supermarkets located in Nebraska with annual sales of approximately $90 million. The acquisition was accounted for as a purchase, for a cash amount subject to purchase price adjustments, and pending final determination of certain acquired asset and liability valuations.

NOTE 5

         On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation (NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. As of March 25, 2000 and January 1, 2000 the Company had sold $44.2 million and $50.5 million, respectively, of accounts receivable on a non-recourse basis to NFFC. NFFC sold $35.1 million and $41.8 million, respectively, of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.


NOTE 6


1998 SPECIAL CHARGES

         During the fourth quarter of 1998, the Company recorded special charges totaling $71.4 million (offset by $2.9 million of 1997 special charge adjustments) as a result of the Company's revitalization plan designed to redirect its technology efforts, optimize warehouse capacity through consolidation, and to close, sell or reassess underperforming businesses and investments.

         In connection with the implementation of the Company's 1998 revitalization plan, the 1998 special charges included $17.0 million to streamline the Company's food distribution operations. The charges provided for post-employment and pension benefit costs, write-down to fair value of tangible assets to be disposed of, and other costs to exit three warehouse facilities. The Company believed the strategy of closing underutilized warehouses and concentrating sales volume into existing warehouses would improve operational efficiency and lower distribution costs.

         In accordance with the 1998 revitalization plan, the Company completed the closure of its Appleton, Wisconsin distribution center during 1999. During the fourth quarter of 1999, after considering both internal and external factors, the Company decided to indefinitely defer the closure of the remaining two distribution centers scheduled for closing in the 1998 plan.

         The following table details the activity during the first quarter, associated with the 1998 special charges relative to the food distribution component of the charge (in thousands):

                                                  1998 Food Distribution Rollforward
                                                  ----------------------------------
                                                Post
                                             Employment
                                              Benefits          Exit Costs            Total
                                           ----------------    --------------    ----------------
             Balance 1/1/00            $             1,743               670               2,413
             Used in 2000                              (2)               (8)                 (10)
                                           ----------------    --------------    ----------------
             Balance 3/25/00           $             1,741               662               2,403
                                           ================    ==============    ================

         Under the 1998 special charge, twelve under-performing corporately operated retail stores and one store jointly developed with a food distribution customer were designated for closure and a $9.5 million charge was recorded. During the first quarter of 2000, one of four remaining stores was closed, while the Company continues to market three other locations. In the fourth quarter of 1999, the Company recorded charges of $4.7 million, including $1.0 million to write down assets to fair value, related to four additional corporately operated stores which have been identified for closure. During the first quarter of 2000, the Company closed one store, a second location will be closed in the second quarter, with the remaining two locations closing before the end of the third quarter. Accordingly, the Company recorded charges of $.3 million, in costs related to the closures, to accrued expenses.

         The following table details 1998 special charge activity during the first quarter, relative to the retail component of the charge (in thousands):

                                                        1998 Retail Rollforward
                                                        -----------------------
                                                Lease
                                             Commitment         Exit Costs            Total
                                           ----------------    --------------    ----------------
             Balance 1/1/00            $             5,807             1,323               7,130
             Used in 2000                             (241)              (79)               (320)
                                           ----------------    --------------    ----------------
             Balance 3/25/00           $             5,566             1,244               6,810
                                           ================    ==============    ================

         The aggregate 1998 special charges included $44.7 million for the abandonment of assets primarily related to an information systems project which was terminated, asset impairments related to ten owned retail stores and the write-off of an equity investment in a joint venture with an independent retailer it continues to service. No additional charges are anticipated in the future periods related to these matters.

         The impact of suspending depreciation on assets to be disposed of is not material. At March 25, 2000, special charge costs have been included in accrued expenses on the balance sheet.

1997 SPECIAL CHARGES

         In 1997 the Company accelerated its plan to strengthen its competitive position. Coincident with the implementation of the plan, the Company recorded special charges totaling $31.3 million impacting the Company's food distribution and retail segments, as well as the produce growing and marketing segment discontinued during 1998.

         The aggregate special charges included $14.5 million for the consolidation or downsizing of seven underutilized warehouses. The following table details 1997 special charge activity during the first quarter, relative to the food distribution component of the charge (in thousands):

                                                        1997 Food Distribution Rollforward
                                                        ----------------------------------
                                                                   Post
                                            Lease               Employment
                                         Commitments             Benefits            Exit Costs           Total
                                      ------------------     ------------------    ---------------    ---------------
     Balance 1/1/00               $               1,590                    274              1,106              2,970
     Used in 2000                                  (260)                  (177)              (260)              (697)
                                      ------------------     ------------------    ---------------    ---------------
     Balance 3/25/00              $               1,330                     97                846              2,273
                                      ==================     ==================    ===============    ===============

         The Company has completely executed its 1997 food distribution consolidation plan. During the first quarter of 2000, continuing costs totaling $.7 million related to the closures, were charged to accrued expenses. The Company continues to incur costs for those distribution centers that have not been sold or subleased. Certain of these costs are charged to accrued expenses.

         In retail operations, the special charge of $5.2 million related to the closing of fourteen, principally leased, stores. The following table details special charge activity during the first quarter, relative to the retail component of the charge (in thousands):

                                                       1997 Retail Rollforward
                                                       -----------------------
                                            Lease
                                         Commitments          Exit Costs            Total
                                      ------------------     --------------     ---------------
     Balance 1/1/00               $                 800                267               1,067
     Used in 2000                                   (35)               (10)                (45)
                                      ------------------     --------------     ---------------
     Balance 3/25/00              $                 765                257               1,022
                                      ==================     ==============     ===============

       Ten of the identified retail stores were closed during 1998 and 1999, and two stores are scheduled to be closed in 2000. One of the remaining stores identified for closure was subleased in 1999, to another party, while management decided in 1999 to keep another location open.

         The aggregate 1997 special charges included $9.2 million for impairment of seven retail stores, impairment of agriculture assets of Nash-De Camp Company (the Company's former produce growing and marketing subsidiary which was divested during 1999), and other charges related to abandonment of system software, loss on the sale of an equity investment in a foreign operation, and the write-down of idle real estate to fair value. The 1997 special charges also included $2.5 million of integration costs associated with a business acquisition. No additional charges are anticipated in future periods relative to these matters.

The impact of suspending depreciation on assets to be disposed of is not material. At March 25, 2000, special charge costs have been included in accrued expenses on the balance sheet.

NOTE 7

A summary of the major segments of the business is as follows:


TWELVE WEEKS ENDED MARCH 25, 2000
                                               Food                                                  All
(In thousands)                             Distribution          Retail          Military           Other        Totals
-------------------------------------- -- ---------------- -- ------------- -- -------------- -- ------------ -- -----------------
Revenue from external customers        $      444,610           225,013           215,920           1,475        887,018
Intra segment revenue                         128,714              -                 -              1,011        129,725
Segment profit and loss                        9,589             4,586             4,525             (4)          18,696


TWELVE WEEKS ENDED MARCH 27, 1999
                                                Food                                                 All
(In thousands)                              Distribution         Retail           Military          Other        Totals
--------------------------------------- -- ---------------- -- ------------ -- --------------- -- ----------- -- ----------------
Revenue from external customers         $      543,414           162,589          224,175            568         930,746
Intra segment revenue                          99,773               -                -              1,177        100,950
Segment profit and loss                        10,170             1,140            5,054            (181)         16,183


Reconciliation to statements of operations:
(In thousands)

                                                                          TWELVE WEEKS ENDED
                                                                        March 25,           March 27,
                                                                          2000                1999
                                                                      --------------     ----------------
PROFIT AND LOSS
Total profit for segments                                        $           18,696               16,183
Unallocated amounts:
    Adjustment of inventory to LIFO                                             500                 (300)
    Unallocated corporate overhead                                          (15,286)             (13,813)
                                                                      --------------     ----------------
  Income from continuing operations before income taxes          $            3,910                2,070
                                                                      ==============     ================

Prior year segment information has been restated to reflect a change in method of allocation of marketing revenues.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

Total revenues for the twelve week first quarter were $892.7 million compared to $934.8 million, a decrease of 4.5%. Revenue declines were the result of several factors which included the consolidation of a number of distribution centers since last year, an industry wide downturn in retail grocery sales following Year 2000 stockpiling and the timing of the Easter holiday.

Food distribution revenues during the quarter were $444.6 million compared to $543.4 million, a decrease of 18.2%. The negative impact is largely attributed to the transfer of business to the retail segment resulting from the acquisitions of two former customers, the 18-store chain Erickson stores in June 1999 and the 12-store chain controlled by Hinky Dinky Supermarkets, Inc., during the quarter. In addition, further execution of the Company's 1998 revitalization plan to streamline food distribution operations through consolidation, resulted in the closure of two distribution centers since last year, which also had an adverse affect on year over year food distribution comparisons.

Retail segment revenues for the quarter were $225.0 million compared to $162.6 million last year, an increase of 38.4%. The improvement is primarily due to the acquisitions of the 18 Erickson stores in Minnesota and Wisconsin, the 12 Hinky Dinky stores in Nebraska and six stores in other market areas since last year. In addition, during the quarter, the Company completed construction and opened a second store in Rochester, Minnesota. Same store sales declined 1.4 % consistent with industry-wide reports of soft revenues during the first quarter. Also, the timing of the Easter holiday contributed to lower revenues in 2000. With the Company's continued emphasis on retail expansion, retail segment revenues now represent 25.4 % of total Company revenues compared to 17.6 % last year.

Military segment revenues decreased 3.7% for the quarter compared to last year. The decrease reflects a general decline in revenues and is not specifically attributed to any loss of commissaries serviced or product lines carried. The Company expects improvement during the remainder of the year.


GROSS MARGIN

Gross margin for the quarter was 11.5% compared to 9.6% last year. The increase largely reflects the growing proportion of higher margin retail revenues to total revenues. In addition, efficiencies in warehousing and transportation resulting from facility consolidations have lowered cost of sales. Retail segment margins continue to increase as a greater proportion of revenues are derived from higher margin departments within the stores. Margin comparisons were also favorably affected by a LIFO credit of $.5 million compared to a charge last year of $.3 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the first quarter, as a percent of total revenues, were 9.1% compared to 7.6% a year ago. The increase primarily results from the greater proportion of retail business which typically operates at higher operating expense levels than food distribution. During the quarter the Company recorded additional provisions for bad debts of $2.7 million compared to $.9 million a year ago. The increase is based on the Company's ongoing assessment of customer credit relationships, and relates primarily to accounts in the Michigan market area.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense for the quarter increased 4.5% compared to last year. The increase primarily reflects acquisitions of Erickson's, Hinky Dinky and six other retail stores. In addition, the expansion of the Lumberton, North Carolina distribution center, the completed construction of the store in Rochester, Minnesota and several other store improvement projects, since last year, contributed to the increased depreciation expense. Amortization of goodwill and other intangibles for the current and prior year quarters was $1.8 million and $1.5 million, respectively.

INTEREST EXPENSE

Interest expense for the quarter was $7.6 million, an increase of 8.5% over last year. The higher interest costs are attributed to higher net debt levels due to the acquisitions, which occurred since the prior year quarter, partially offset by proceeds from the sale of Nash-De Camp and two dairy subsidiaries and improved working capital management. Higher average borrowing rates compared to a year ago also factored into the increased expense level.

EARNINGS BEFORE INCOME TAXES

         Earnings before income taxes for the quarter were $3.9 million compared to $2.1 million last year. The increase for the quarter reflects significant improvement in retail segment profitability, from $1.1 million last year to $4.6 million this year. Food distribution and military segments were even compared to last year, however, improvements are expected as productivity gains further impact profitability.

INCOME TAXES

         The effective income tax rate for 2000 is estimated at 42.4%, unchanged from 1999. Income tax expense increased due to higher pretax earnings.

SPECIAL CHARGES

   1998 SPECIAL CHARGES

During the fourth quarter of 1998, the Company announced a five-year revitalization plan to streamline food distribution operations and build retail operations resulting in the Company recording special charges totaling $71.4 million (offset by $2.9 million of 1997 special charge adjustments). The new strategic plan's objectives were to: leverage Nash Finch's scale by centralizing operations; improve operational efficiency; and develop a strong retail competency. The Company also redirected technology efforts and set out to close, sell or reassess underperforming businesses and investments.

In connection with the implementation of the Company's 1998 revitalization plan, the 1998 special charges included $17.0 million to streamline the Company's food distribution operations by closing three warehouses. The charges provided for post-employment and pension benefit costs, write-down to fair value of tangible assets to be disposed of, and other costs to exit the facilities. The Company believed the strategy of closing underutilized warehouses and concentrating sales volume into existing warehouses would improve operational efficiency and lower distribution costs.

In accordance with the 1998 revitalization plan, the Company completed the closure of its Appleton, Wisconsin distribution center during 1999. During the fourth quarter of 1999, after considering both internal and external factors, the Company decided to indefinitely defer the closure of the remaining two distribution centers scheduled for closing under the 1998 plan.

Under the 1998 revitalization plan 12 under-performing corporately operated retail stores and one store jointly developed with a food distribution customer were designated for closure and a $9.5 million charge was recorded. The stores were primarily located in geographic areas where the Company could not attain a strong market presence. The Company's focus is to develop corporate stores that can dominate their primary trade areas. At March 25, 2000, ten stores have been closed and the Company continues to market three other locations.

In the fourth quarter of 1999, the Company recorded an additional accrual of $4.7 million related to four corporately operated stores which have been identified for closure. Three stores are located in the highly competitive Iowa market and the fourth is in North Carolina. The accrual consists of $3.3 million of non-cancelable lease obligations and related costs required under lease agreements, $1.0 million to write-down to fair value assets held for disposal, and $.4 million of post-closing facility exit costs. During the quarter, one store was closed with three remaining locations to be closed by the end of the third quarter.

The aggregate 1998 special charges included $34.4 million for the abandonment of assets primarily related to the Company's HORIZONS information system project. The abandoned assets related to purchased software and internal and external in-process software development

The remainder of the 1998 special charges consisted of a $10.3 million provision for asset impairment primarily related to ten owned retail stores. Increased competition resulting in declining market share, deterioration of operating performance and inadequate projected cash flows were the factors indicating impairment. The impaired assets, which include leasehold improvements and store equipment, were measured based on a comparison of the assets' net book value to the present value of the stores' estimated cash flows.

The tables included in Note 6 of Notes to Condensed Consolidated Financial Statements contain a rollforward of 1998 special charges activity for the quarter relative to food distribution and retail operations through March 25, 2000.

   1997 SPECIAL CHARGES

In 1997, the Company accelerated its plan to strengthen its competitive position. Coincident with the implementation of the plan, the Company recorded special charges totaling $31.3 million impacting the Company's food distribution and retail segments, as well as the produce growing and marketing segment discontinued during 1998.

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

As a result of management changes during 1998, all actions to be taken under the 1997 plan were reevaluated by the Company's new management team. Substantially all actions contemplated by the 1997 plan were reaffirmed in 1998 and implemented. However, some actions included in the 1997 plan were modified. In 1999, the Company completed closure of the remaining distribution centers included in the original 1997 special charges, as modified in 1998. These included Grand Island, Nebraska; Liberal, Kansas; Denver, Colorado and Rocky Mount, North Carolina. The Company continues to incur costs for those distribution centers that have not been sold or subleased. Certain of these costs are charged to accrued expenses.

In retail operations, the special charge of $5.2 million related to the closing of fourteen, principally leased, stores. The charge covers provisions for continuing non-cancelable lease obligations, anticipated losses on disposals of tangible assets, including abandonment of leasehold improvements, and the write-off of intangible assets.

The aggregate 1997 special charges contained a provision of $5.4 million for impaired assets of seven retail stores. Declining market share due to increasing competition, deterioration of operating performance and forecasted future results that were less than previously planned were the factors leading the impairment determination.

The remaining 1997 special charges included $2.5 million of integration costs, associated with the acquisition of the business and certain assets from United-A.G. Cooperative, Inc., an asset impairment charge of $1.0 relating to agricultural assets of Nash-De Camp, the Company's produce growing and marketing subsidiary, and $2.8 million in other asset write-downs.

The tables included in Note 6 of Notes to Condensed Consolidated Financial Statements contain a rollforward of 1997 special charges activity for the quarter relative to food distribution and retail operations through March 25, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

         Cash flow provided from operations totaled $30.7 million for the quarter compared to $29.7 million last year. The increase in operating cash flow resulted primarily from improvements in asset management, in particular accounts receivable, partially offset by decreases in accounts payable. Working capital was $129.1 million at the end of the quarter compared to $138.2 million at year end. The current ratio at the end of the quarter remained at 1.42 as reported at the end of 1999.

         During the quarter the Company acquired Hinky Dinky Supermarkets Inc. and two other retail stores in separate transactions for cash totaling $19.5 million. The acquisitions were financed from the revolving credit facility. Other transactions affecting liquidity during the quarter were capital expenditures of $8.2 million and cash dividends paid to shareholders of $1.0 million.

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


                               NASH-FINCH COMPANY
                               ------------------
                                   Registrant


Date: May 4, 2000                       By   /s/ Ron Marshall
     ----------------                   ---------------------
                                        Ron Marshall
                                        President and Chief Executive Officer


                                        By   /s/LeAnne M. Stewart
                                        -------------------------
                                        LeAnne M. Stewart
                                        Vice President and Corporate Controller

                               NASH FINCH COMPANY

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                    For the Twelve Weeks Ended March 25, 2000


Item No.       Item                                           Method of Filing
--------       ----                                           ----------------
27.1           Financial Data Schedule                        Filed herewith
