Form 10-Q
period 2000-06-17
NASH FINCH CO
filed 2000-07-21
CIK 69671

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   /X/               OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the twenty four weeks ended
                                  June 17, 2000

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

As of July 17, 2000, 11,483,918 shares of Common Stock of the Registrant were outstanding.

                         PART I - FINANCIAL INFORMATION

         This report is for the twenty-four week interim period beginning January 2, 2000, through June 17, 2000.

         The accompanying financial information has been prepared in conformity with generally accepted accounting principles and practices, and methods of applying accounting principles and practices, (including consolidation practices) as reflected in the financial information included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the preceding fiscal year. The financial statements included in this quarterly report include all adjustments which are, in the opinion of management, necessary to fairly present the Company's financial position and results of operations for the interim period.

         The information contained herein has not been audited by independent auditors and is subject to any adjustments which may develop in connection with the annual audit of its accounts by the Company's independent auditors.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)


                                                             Twelve Weeks Ended        Twenty-four Weeks Ended
                                                          --------------------------  ---------------------------
                                                            June 17,      June 19,      June 17,       June 19,
                                                             2000           1999          2000           1999
                                                          -----------   ------------  ------------  -------------

Total sales and revenues                                $    917,662        935,950     1,810,335      1,870,747

Cost and expenses:
    Cost of sales                                            810,554        841,695     1,600,526      1,686,771
    Selling, general and administrative                       81,593         74,001       162,652        144,943
    Depreciation and amortization                             10,296          9,429        20,455         19,155
    Interest expense                                           7,651          6,882        15,224         13,865
                                                          -----------   ------------  ------------  -------------

       Total costs and expenses                              910,094        932,007     1,798,857      1,864,734

       Earnings before income taxes                            7,568          3,943        11,478          6,013

Income taxes                                                   3,209          1,671         4,867          2,549
                                                          -----------   ------------  ------------  -------------

       Net earnings                                     $      4,359          2,272         6,611          3,464
                                                          ===========   ============  ============  =============


Basic earnings per share:                               $       0.38           0.20          0.58           0.31

Diluted earnings per share:                             $       0.38           0.20          0.58           0.31

Weighted average number of common shares
  outstanding and common equivalent shares
  outstanding:
    Basic                                                     11,408         11,333        11,407         11,332
    Diluted                                                   11,413         11,342        11,412         11,342

-------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

                                                                    June 17,             January 1,
ASSETS                                                                2000                 2000
                                                                 --------------         ------------
                                                                  (unaudited)
Current assets:
     Cash                                                      $         1,419               16,389
     Accounts and notes receivable, net                                127,419              154,066
     Inventories                                                       252,485              264,232
     Prepaid expenses                                                   13,478               11,137
     Deferred tax assets                                                18,675               19,739
                                                                 --------------         ------------
       Total current assets                                            413,476              465,563

Investments in affiliates                                                  738                  508
Notes receivable, net                                                   31,262               20,712

Property, plant and equipment:
     Land                                                               25,278               23,898
     Buildings and improvements                                        136,032              136,119
     Furniture, fixtures and equipment                                 300,923              288,156
     Leasehold improvements                                             73,724               70,071
     Construction in progress                                           18,211               11,073
     Assets under capitalized leases                                    26,186               25,233
                                                                 --------------         ------------
                                                                       580,354              554,550
     Less accumulated depreciation and amortization                  (332,886)            (318,924)
                                                                 --------------         ------------
       Net property, plant and equipment                               247,468              235,626


Goodwill, net                                                          114,364              101,751
Other intangible assets, net                                            19,313               13,652
Investment in direct financing leases                                   15,058               15,444
Deferred tax asset, net                                                  9,262                9,187
                                                                 --------------         ------------
       Total assets                                            $       850,941              862,443
                                                                 ==============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Outstanding checks                                        $        38,744               54,974
     Current maturities of long-term debt and
        capitalized lease obligations                                    3,641                3,117
     Accounts payable                                                  185,286              191,749
     Accrued expenses                                                   68,321               72,681
     Income taxes                                                        7,981                4,806
                                                                 --------------         ------------
       Total current liabilities                                       303,973              327,327

Long-term debt                                                         319,628              314,091
Capitalized lease obligations                                           33,803               33,718
Deferred compensation                                                    4,453                4,545
Other                                                                    9,391               10,088
Minority interest in subsidiary                                          2,424                    -
Stockholders' equity:
     Preferred stock - no par value
       Authorized 500 shares;  none issued                                   -                    -
     Common stock of $1.66 2/3 par value
       Authorized 25,000 shares, issued 11,641 shares
       in 2000 and 1999                                                 19,402               19,402
     Additional paid-in capital                                         18,248               18,247
     Restricted stock                                                     (46)                 (57)
     Retained earnings                                                 141,461              136,905
                                                                 --------------         ------------
                                                                       179,065              174,497
     Less cost of 228 and 231 shares of common
       stock in treasury, respectively                                 (1,796)              (1,823)
                                                                 --------------         ------------
         Total stockholders' equity                                    177,269              172,674
                                                                 --------------         ------------

         Total liabilities and stockholders' equity            $       850,941              862,443
                                                                 ==============         ============

---------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                            Twenty-four Weeks Ended
                                                          ----------------------------
                                                             June 17,        June 19,
                                                               2000            1999
                                                          ------------    ------------
Operating activities:
    Net earnings                                            $  6,611             3,464
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                          20,455            19,155
       Provision for bad debts                                 4,167             1,487
       Provision for losses (recovery from) closed lease
       locations                                                 216              (506)
       Deferred income tax expense                               988             4,166
       Deferred compensation                                     (92)             (696)
       Earnings of equity investments                           (135)             (485)
       Other                                                     205              (839)
    Changes in operating assets and liabilities:
       Accounts and notes receivable                          33,836             5,427
       Inventories                                            16,980            44,273
       Prepaid expenses                                       (2,162)           (4,305)
       Accounts payable                                       (9,375)            4,475
       Accrued expenses                                       (7,760)           (1,926)
       Accrued expenses - special charges                     (2,342)           (3,338)
       Income taxes                                            3,175            (1,209)
                                                            --------          --------
          Net cash provided by operating activities           64,767            69,143
                                                            --------          --------

Investing activities:
    Disposal of property, plant and equipment                  2,126             4,349
    Additions to property, plant and equipment               (23,999)          (20,558)
    Business acquired, net of cash                           (20,431)          (57,261)
    Loans to customers                                       (20,121)          (20,541)
    Payments from customers on loans                           6,534            13,007
    (Repurchase) sale of receivables                         (10,920)              327
    Other                                                       (792)             (579)
                                                            --------          --------
       Net cash used for investing activities                (67,603)          (81,256)
                                                            --------          --------

Financing activities:
    Proceeds from long-term debt                                   -               449
    Proceeds from revolving debt                               6,000            30,000
    Dividends paid                                            (2,055)           (2,042)
    Proceeds of short-term debt                                  400               175
    Payments of long-term debt                                  (456)           (2,947)
    Payments of capitalized lease obligations                   (756)             (765)
    Decrease in outstanding checks                           (16,230)           (9,948)
    Other                                                        963               697
                                                            --------          --------

       Net cash (used by) provided for financing
       activities                                            (12,134)           15,619
                                                            --------          --------
          Net (decrease) increase in cash                   $(14,970)            3,506
                                                            ========          ========

---------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

------------------------------------------------------------------------------
Fiscal period ended June 17, 2000
January 1, 2000 and January 2, 1999
(In thousands, except per share amounts)

                                                                 Common stock            Additional
                                                             ---------------------        paid-in          Retained
                                                              Shares       Amount         capital          earnings
----------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1998                                    11,575        $ 19,292          17,648         190,984
Net earnings (loss)                                                -               -               -         (61,637)
Dividend declared of $.72 per share                                -               -               -          (8,162)
Treasury stock issued upon exercise of options                     -               -              47               -
Amortized compensation under restricted stock plan                 -               -               -               -
Repayment of notes receivable from holders of
    restricted stock                                               -               -               -               -
Distribution of stock pursuant to performance awards               -               -             246               -
Treasury stock purchased                                           -               -               -               -
Other                                                                                              3
                                                            --------        --------        --------        --------

Balance at January 2, 1999                                    11,575          19,292          17,944         121,185
Net earnings (loss)                                                -               -               -          19,803
Dividend declared of $.36 per share                                -               -               -          (4,083)
Common stock issued for employee stock purchase plan              66             110             294               -
Amortized compensation under restricted stock plan                 -               -               -               -
Repayment of notes receivable from holders of
    restricted stock                                               -               -               -               -
Distribution of stock pursuant to performance awards               -               -               9               -
                                                            --------        --------        --------        --------

Balance at January 1, 2000                                    11,641          19,402          18,247         136,905
Net earnings (loss)                                                -               -               -           6,611
Dividend declared of $.18 per share                                -               -               -          (2,055)
Common stock issued for employee stock purchase plan               -               -               -               -
Amortized compensation under restricted stock plan                 -               -               -               -
Repayment of notes receivable from holders of
    restricted stock                                               -               -               -               -
Distribution of stock pursuant to performance awards               -               -               1               -
                                                            --------        --------        --------        --------

Balance at June 17, 2000                                      11,641        $ 19,402          18,248         141,461
                                                            ========        ========        ========        ========


                                                                                  Treasury stock                 Total
                                                               Restricted      --------------------          stockholders'
                                                                 stock           Shares       Amount            equity
---------------------------------------------------------------------------------------------------------------------------
Balance at January 3, 1998                                      (391)            (252)        $ (1,915)         225,618
Net earnings (loss)                                                -                -                -          (61,637)
Dividend declared of $.72 per share                                -                -                -           (8,162)
Treasury stock issued upon exercise of options                     -                4               21               68
Amortized compensation under restricted stock plan                72                -                -               72
Repayment of notes receivable from holders of
    restricted stock                                             206                -                -              206
Distribution of stock pursuant to performance awards               -               15               75              321
Treasury stock purchased                                           -               (1)             (16)             (16)
Other                                                                               -                -                3
                                                            --------         --------         --------         --------

Balance at January 2, 1999                                      (113)            (234)          (1,835)         156,473
Net earnings (loss)                                                -                -                -           19,803
Dividend declared of $.36 per share                                -                -                -           (4,083)
Common stock issued for employee stock purchase plan               -                -                -              404
Amortized compensation under restricted stock plan                13                -                -               13
Repayment of notes receivable from holders of
    restricted stock                                              43                -                -               43
Distribution of stock pursuant to performance awards               -                3               12               21
                                                            --------         --------         --------         --------

Balance at January 1, 2000                                       (57)            (231)          (1,823)         172,674
Net earnings (loss)                                                -                -                -            6,611
Dividend declared of $.18 per share                                -                -                -           (2,055)
Common stock issued for employee stock purchase plan               -                -                -                -
Amortized compensation under restricted stock plan                 2                -                -                2
Repayment of notes receivable from holders of
    restricted stock                                               9                -                -                9
Distribution of stock pursuant to performance awards               -                3               27               28
                                                            --------         --------         --------         --------

Balance at June 17, 2000 (unaudited)                             (46)            (228)        $ (1,796)         177,269
                                                            ========         ========         ========         ========

---------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                       NASH FINCH COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 17, 2000

NOTE 1

         The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to fairly present the financial position of the Company and its subsidiaries at June 17, 2000, and January 1, 2000, and the results of operations for the 12 and 24-weeks ended June 17, 2000 and June 19, 1999, and the changes in cash flows for the 24-weeks ended June 17, 2000 and June 19, 1999, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Revenues for the food distribution and military segments are recognized when product is shipped and retail revenues are recognized at the point of sale. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which is required to be adopted for fiscal years beginning after June 15, 2000. Because of its limited use of derivatives, the Company does not expect adoption of the new Statement to have a significant effect on earnings or financial position.

NOTE 2

         The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $45.4 million and $46.2 million higher at June 17, 2000 and January 1, 2000, respectively.

NOTE 3

         The following table sets forth the computation of basic and diluted earnings per share.

                                                            Twelve Weeks Ended             Twenty-four Weeks Ended
                                                       -----------------------------    -------------------------------
                                                          June 17,         June 19,       June 17,          June 19,
                                                            2000             1999           2000              1999
                                                       ------------    -------------    -------------      ------------
Numerator:
   Net income                                       $        4,359            2,272            6,611             3,464
                                                       ------------    -------------    -------------      ------------
Denominator:
   Denominator of basic earnings per share
      (weighted-average shares)                             11,408           11,333           11,407            11,332
   Effect of dilutive contingent shares                          5                9                5                10
                                                       ------------    -------------    -------------      ------------
   Denominator for diluted earnings per share
      (adjusted weighted average shares)                    11,413           11,342           11,412            11,342
                                                       ============    =============    =============      ============
Basic earnings per share                            $          .38              .20              .58               .31
                                                       ============    =============    =============      ============
Diluted earnings per share                          $          .38              .20              .58               .31
                                                       ============    =============    =============      ============

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

NOTE 5

         On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation (NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. As of June 17, 2000 and January 1, 2000 the Company had sold $37.5 million and $50.5 million, respectively, of accounts receivable on a non-recourse basis to NFFC. NFFC sold $30.9 million and $41.8 million, respectively, of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.

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

         In accordance with the 1998 revitalization plan, the Company completed the closure of its Appleton, Wisconsin distribution center during 1999. During the fourth quarter of 1999, after considering both internal and external factors, the Company decided to indefinitely defer the closure of the remaining two distribution centers scheduled for closing in the 1998 plan. The Company continues to incur costs for the Appleton facility which has not been sold or subleased. Certain of these costs are charged to accrued expenses.

         The following table details the activity during the first half of 2000, associated with the 1998 special charges relative to the food distribution component of the charge (in thousands):

                                                   1998 Food Distribution Rollforward
                                                   ----------------------------------
                                                Post
                                             Employment
                                              Benefits          Exit Costs            Total
                                           ----------------    --------------    ----------------
             Balance 1/1/00            $             1,743               670               2,413
             Used in 2000                               (2)             (233)               (235)
                                           ----------------    --------------    ----------------
             Balance 6/17/00           $             1,741               437               2,178
                                           ================    ==============    ================

         Under the 1998 special charge, twelve under-performing corporately operated retail stores and one store jointly developed with a food distribution customer were designated for closure and a $9.5 million charge was recorded. During the first half of 2000, three of four remaining stores were closed, while the Company continues to market one other location. In the fourth quarter of 1999, the Company recorded charges of $4.7 million, including $1.0 million to write down assets to fair value, related to four additional corporately operated stores which have been identified for closure. During the first half of 2000, the Company closed two stores, with the remaining two locations closing before the end of the third quarter. Accordingly, the Company recorded charges of $.7 million, in costs related to the closures, to accrued expenses.

         The following table details 1998 special charge activity during the first half of 2000, relative to the retail component of the charge (in thousands):

                                                           1998 Retail Rollforward
                                                           -----------------------
                                                Lease
                                             Commitment         Exit Costs            Total
                                           ----------------    --------------    ----------------
             Balance 1/1/00            $             5,807             1,323               7,130
             Used in 2000                            (492)             (159)               (651)
                                           ----------------    --------------    ----------------
             Balance 6/17/00           $             5,315             1,164               6,479
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

         The impact of suspending depreciation on assets to be disposed of is not material. At June 17, 2000, special charge costs have been included in accrued expenses on the balance sheet.

1997 SPECIAL CHARGES

         In 1997 the Company accelerated its plan to strengthen its competitive position. Coincident with the implementation of the plan, the Company recorded special charges totaling $31.3 million impacting the Company's food distribution and retail segments, as well as the produce growing and marketing segment discontinued during 1998.

         The aggregate special charges included $14.5 million for the consolidation or downsizing of seven underutilized warehouses. The following table details 1997 special charge activity during the first half of 2000 relative to the food distribution component of the charge (in thousands):

                                                           1997 Food Distribution Rollforward
                                                           ----------------------------------
                                                                   Post
                                            Lease               Employment
                                         Commitments             Benefits            Exit Costs           Total
                                      ------------------     ------------------    ---------------    ---------------
     Balance 1/1/00               $               1,590                    274              1,106              2,970
     Used in 2000                                 (593)                  (270)              (501)            (1,364)
                                      ------------------     ------------------    ---------------    ---------------
     Balance 6/17/00              $                 997                      4                605              1,606
                                      ==================     ==================    ===============    ===============

         The Company has completely executed its 1997 food distribution consolidation plan. During the first half of 2000, continuing costs totaling $1.4 million related to the closures, were charged to accrued expenses. The Company continues to incur costs for those distribution centers that have not been sold or subleased. Certain of these costs are charged to accrued expenses.

         In retail operations, the special charge of $5.2 million related to the closing of fourteen, principally leased, stores. The following table details special charge activity during the first quarter, relative to the retail component of the charge (in thousands):

                                                      1997 Retail Rollforward
                                                      -----------------------
                                            Lease
                                         Commitments          Exit Costs            Total
                                      ------------------     --------------     ---------------
     Balance 1/1/00               $                 800                267               1,067
     Used in 2000                                  (77)               (14)                (91)
                                      ------------------     --------------     ---------------
     Balance 6/17/00              $                 723                253                 976
                                      ==================     ==============     ===============

Ten of the fourteen identified retail stores were closed during 1998 and 1999, one store was closed during the first half of 2000, and one of the remaining stores is scheduled to close in the third quarter. One of the remaining two stores identified for closure was subleased in 1999, to another party, while management decided in 1999 to keep another location open.

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

The impact of suspending depreciation on assets to be disposed of is not material. At June 17, 2000, special charge costs have been included in accrued expenses on the balance sheet.

NOTE 7

A summary of the major segments of the business is as follows (in thousands):

 Twelve Weeks Ended June 17, 2000
 --------------------------------              Food                                                  All
                                           Distribution          Retail          Military           Other        Totals
---------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers        $          451,915          245,279           216,904           1,212              915,310
Intra segment revenue                             135,724               --                --             799              136,523
Segment profit and (loss)                          13,919            6,368             5,035              (4)              25,318

 Twelve Weeks Ended June 19, 1999
 --------------------------------               Food                                                 All
                                            Distribution         Retail           Military          Other        Totals
---------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers         $          537,363         175,333            219,050            891             932,637
Intra segment revenue                              105,668              --                 --          1,025             106,693
Segment profit and (loss)                           12,523           3,580              4,835           (140)             20,798

 Twenty-four Weeks Ended June 17, 2000
 -------------------------------------          Food                                                 All
                                            Distribution         Retail           Military          Other        Totals
---------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers         $          896,525         470,292            432,824          2,686           1,802,327
Intra segment revenue                              264,438              --                 --          1,810             266,248
Segment profit and (loss)                           25,043           9,419              9,560             (8)             44,014

 Twenty-four Weeks Ended June 19, 1999
 -------------------------------------          Food                                                 All
                                            Distribution         Retail           Military          Other        Totals
---------------------------------------------------------------------------------------------------------------------------------

Revenue from external customers         $        1,080,618         337,854            443,225          1,459           1,863,156
Intra segment revenue                              205,441              --                 --          2,202             207,643
Segment profit and (loss)                           22,693           4,720              9,889           (321)             36,981


Reconciliation to statements of operations:
(In thousands)

Twelve Weeks Ended June 17, 2000 and June 19, 1999
--------------------------------------------------
                                                                               2000                 1999
                                                                      --------------     ----------------
PROFIT AND LOSS
Total profit for segments                                        $           25,318               20,798
Unallocated amounts:
    Adjustment of inventory to LIFO                                             313                   --
    Unallocated corporate overhead                                          (18,063)             (16,855)
                                                                      --------------     ----------------
  Income from continuing operations before income taxes          $            7,568                3,943
                                                                      ==============     ================

Twenty-four Weeks Ended June 17, 2000 and June 19, 1999
-------------------------------------------------------
                                                                               2000                 1999
                                                                      --------------     ----------------
PROFIT AND LOSS
Total profit for segments                                        $           44,014               36,981
Unallocated amounts:
    Adjustment of inventory to LIFO                                             813                 (300)
    Unallocated corporate overhead                                          (33,349)             (30,668)
                                                                      --------------     ----------------
  Income from continuing operations before income taxes          $           11,478                6,013
                                                                      ==============     ================

Prior year segment information has been restated to reflect a change in method of allocation of marketing revenues.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

Total revenues for the twelve week second quarter were $917.7 million compared to $936.0 million, a decrease of 2.0%. The change reflects the declining year over year impact of closing five distribution centers in 1999 as part of the Company's strategic plan. For the twenty-four weeks, total revenues were $1.810 billion compared to $1.871 billion last year. Beside the effect of warehouse closings, revenues were affected by an industry wide downturn in retail grocery sales following Year 2000 stockpiling of food products by consumers.

Food distribution revenues during the second quarter were $451.9 million compared to $537.4 million, a decrease of 15.9%. The change is largely attributed to the acquisitions of two former customers, the Erickson's stores in June, 1999 and Hinky Dinky Supermarkets, Inc., in January, 2000, which resulted in revenues being reported in the retail segment rather than the food distribution segment. During the quarter, however, the Company did experience lower revenues due to competitive pressures in both its Ohio and Southeast market areas. Recent management changes in both areas are expected to result in a more aggressive approach toward growing the Company's market share. Year over year comparisons are also affected by the closing of distribution centers since last year. For the twenty-four weeks, food distribution revenues were $896.5 compared to $1.081 billion last year, again, largely reflecting the shift in business from food distribution to the retail segment.

Retail segment revenues for the second quarter were $245.3 million compared to $175.3 million last year. The increase of 39.9% reflects the Company's strategy to grow the retail segment in key regions. The improvement in revenues is attributed to the acquisitions of 18 Erickson's stores in Minnesota and Wisconsin, 12 Hinky Dinky stores in Nebraska and six stores in other market areas since last year. During the quarter, revenues were also increased by the construction and opening of a larger replacement store in Marshalltown, Iowa, and a newly constructed second store in Rochester, Minnesota, which opened in the first quarter of the year. The Company is also testing two alternative store formats which have already contributed to revenue increases but may offer greater growth opportunities going forward.

Same store sales for the quarter increased .70% compared to last year. On a year to date basis same store sales declined .61% reflecting the industry wide decline in retail sales following Year 2000. Retail segment sales for the twenty-four weeks were $470.3 compared to $337.9, an increase of 39.2%. With the Company's continued emphasis on retail segment growth, segment revenues for the twenty-four weeks now represent 26.1 % of total Company revenues compared to
18.1 % last year.

Military segment revenues decreased 1.0% for the quarter and 2.3% year to date compared to last year. The decreases reflect a general decline in revenues and is not specifically attributed to any loss of commissaries serviced or product lines carried. The Company expects improvement during the remainder of the year.

GROSS MARGIN

Gross margin for the quarter and year to date was 11.7% and 11.6%, respectively, compared to 10.1% and 9.8%, respectively, last year. The increases largely reflect the growing proportion of higher margin retail revenues to total revenues. In addition, efficiencies in warehousing and transportation resulting from facility consolidations and operational improvements have lowered cost of sales. The Company monitors costs by closely analyzing key indicators of operating performance such as trailer capacity utilization, on-time delivery rate and non-procurement costs per case of product handled and shipped. This process has been successful in lowering logistical costs compared to last year. Margins were also favorably affected by a LIFO credit of $.3 million for the quarter and $.8 million for the year to date compared to no LIFO impact for the quarter and a charge of $.3 million year to date last year. Retail segment margins continue to increase as a greater proportion of revenues are derived from higher margin specialty departments within the stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling , general and administrative expenses for the first quarter, as a percent of total revenues, were 8.9% compared to 7.9% a year ago. On a year to date basis, expenses were 9.0% compared to 7.7% last year. The increase primarily results from the growing proportion of retail business which typically operates at higher operating expense levels than the food distribution segment. During the quarter the Company recorded an additional provision for bad debts of $1.4 million, increasing the total for the year to $4.2 million, compared to $1.5 million last year. This increase is based on the Company's ongoing assessment of customer credit relationships, and relates primarily to accounts in the highly competitive Michigan and Ohio market areas.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased 9.2% for the quarter and 6.8 % year to date over last year. The increases primarily result from the acquisitions of Erickson's, Hinky Dinky and six other retail stores. In addition, expansion of the Lumberton distribution center, completed construction of the store in Rochester, Minnesota and several other store improvement projects, since last year, have contributed to the increased depreciation expense. Amortization of goodwill and other intangibles was $2.0 and $4.0 million, for the current quarter and year to date, respectively, compared to $1.5 million and $3.0 million, last year. The additional expense results primarily from amortization of goodwill related to the Erickson's and Hinky Dinky acquisitions.

INTEREST EXPENSE

Interest expense increased $.8 million or 11.2% for the quarter and $1.4 million or 9.8% year to date compared to last year. The increased interest costs are directly attributed to higher average debt levels due to acquisitions which occurred since last year, partially offset by successful management of inventories and accounts receivable. In addition, average variable borrowing rates for the twenty-four weeks were 6.8% this year compared to 6.3% last year, further contributing to the higher interest costs.

EARNINGS BEFORE INCOME TAXES

Earnings before income taxes for the quarter were $7.6 million compared to $3.9 million last year. The improvement over last year is largely attributed to the contribution of the retail segment which increased its profitability by 77.9%. The successful integration of the Hinky Dinky stores and the continued improvement in the Erickson's stores since acquisition, were significant factors contributing to the increase. Productivity gains from consolidations and operational improvements, primarily in the Midwest, contributed to an increase of 11.1% in food distribution segment earnings for the quarter. The military segment also recognized profit increases in the quarter compared to last year. This trend is expected to continue for the remainder of the year.

INCOME TAXES

The effective income tax rate for 2000 is estimated at 42.4%, unchanged from 1999. Income tax expense increased due to higher pretax earnings for the quarter and year to date compared to last year.

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

In connection with the implementation of the Company's 1998 revitalization plan, the 1998 special charges included $17.0 million to streamline the Company's wholesale operations by closing three warehouses. The charges provided for post-employment and pension benefit costs, write-down to fair value of tangible assets to be disposed of, and other costs to exit the facilities. The Company believed the strategy of closing underutilized warehouses and concentrating sales volume into existing warehouses would improve operational efficiency and lower distribution costs.

In accordance with the 1998 revitalization plan, the Company completed the closure of its Appleton, Wisconsin distribution center during 1999. During the fourth quarter of 1999, after considering both internal and external factors, the Company decided to indefinitely defer the closure of the remaining two distribution centers scheduled for closing in the 1998 plan.

Under the 1998 revitalization plan 12 under-performing corporately operated retail stores and one store jointly developed with a food distribution customer were designated for closure and a $9.5 million charge was recorded. The stores were primarily located in geographic areas where the Company could not attain a strong market presence. The Company's focus is to develop corporate stores that can dominate their primary trade areas. At June 17, 2000, twelve stores have been closed and the Company continues to market one other location with the expectation of completing a sale during the third quarter.

In the fourth quarter of 1999, the Company also recorded an additional accrual of $4.7 million related to four corporately operated stores which have been announced for closure. Three stores are located in the highly competitive Iowa market and the fourth is in North Carolina. The accrual consists of $3.3 million of non-cancelable lease obligations and related costs required under lease agreements, $1.0 million to write-down to fair value assets held for disposal, and $.4 million of post-closing facility exit costs. During the first half of 2000, two stores were closed with two remaining locations to be closed by the end of the third quarter.

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

The tables included in Note (6) of Notes to Condensed Consolidated Financial Statements contain a rollforward of 1998 special charges activity for the first half of 2000 relative to food distribution and retail operations through June 17, 2000.


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

The remaining 1997 special charge included $2.5 million of integration costs, associated with the acquisition of the business and certain assets from Untied A.G. Cooperative, Inc., an asset impairment charge of $1.0 million relating to agriculture assets of Nash-De Camp, the Company's produce growing and marketing subsidiary, and $2.8 million in other asset write-downs.

The tables included in Note (6) of Notes to Condensed Consolidated Financial Statements contain a rollforward of 1997 special charges activity for the first half of 2000 relative to food distribution and retail operations through June 17, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

         Cash flow provided from operations during the first half of 2000 totaled $64.8 million compared to $69.1 million last year. The decrease in operating cash flow is attributed to changes in the components of working capital, in particular, decreases in accounts payable and accrued expenses. Working capital declined $28.7 million to $109.5 million largely due to reductions in inventories and accounts receivable, the proceeds of which were used to pay down the revolving credit facility. The current ratio at the end of the first half of 2000 was 1.36 compared to 1.42 reported at the end of 1999.

         During the first half of 2000 the Company acquired Hinky Dinky Supermarkets, Inc. and two other retail stores in separate transactions for cash totaling $20.4 million. The acquisitions were financed from the revolving credit facility. Excluding acquisitions, capital expenditures for the first half were $24.0 million, primarily directed toward upgrading and remodeling the retail stores. Capital expenditures for the year are expected to be approximately $60.0 million, funded principally through the revolving credit facility. Other transactions affecting liquidity during the first half were cash dividends paid to shareholders of $2.1 million.

The Company believes that borrowing under the revolving credit facility, proceeds from its sale of senior subordinated notes in 1998, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

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

                           PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable.

Item  4.          Submission of Matters to a Vote of Security Holders.
--------          ----------------------------------------------------

(a)  The annual meeting of stockholders was held on May 9, 2000.

(b) Not required. (Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.)

(c) At the annual meeting, the following proposals were presented to the stockholders and voted upon: (1) election of directors, (2) adoption of the 2000 Stock Incentive Plan, and (3) adoption of an amendment to the 1995 Director Stock Option Plan.

         (1)       ELECTION OF DIRECTORS.
                   Three director nominees were elected to serve for three-year terms expiring in 2003, all of whom were incumbent directors. The terms of the other eight directors do not expire until 2001 and 2002.

                   The director nominees and voting results are as follows:

                                                                           Votes                 Broker
                     Nominee                        Votes For             Withheld             Non-Votes
                     ------------------------     --------------     -------------------     ---------------
                     Jerry L. Ford                    8,880,015                 179,238           -0-
                     Robert F. Nash                   8,828,325                 230,928           -0-
                     John E. Stokley                  8,887,223                 172,030           -0-

         (2)       ADOPTION OF THE 2000 STOCK INCENTIVE PLAN.
                   Stockholders approved the adoption of the 2000 Stock Incentive Plan . The voting results are as follows:

                                                  Votes                                 Broker
                          Votes For              Against           Abstentions         Non-Votes
                     ---------------------    ---------------    ----------------    --------------
                            4,966,939          1,240,508              94,634         2,757,172

         (3)      AMENDMENT TO THE 1995 DIRECTOR STOCK OPTION PLAN.
                  The stockholders approved the adoption of the amendment to the 1995 Director Stock Option Plan. The voting results are as follows:

                                                  Votes                                   Broker
                          Votes For              Against            Abstentions          Non-Votes
                     ---------------------    ---------------    ------------------    --------------
                            5,443,448            736,327               122,306         2,757,172

Item 6.           Exhibits and Reports on Form 8-K.
---------------------------------------------------

(a)      Exhibits:
         ---------

                 10.1    Nash Finch 2000 Stock Incentive Plan
                 10.2    Nash Finch 1995 Director Stock Option Plan, as amended
                 27.1    Financial Data Schedule

(b)      Reports on Form 8-K.
         --------------------
                Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               NASH-FINCH COMPANY
                               ------------------
                                   Registrant


Date:  July 21, 2000                    By   /s/ Ron Marshall
                                        ---------------------
                                        Ron Marshall
                                        President and Chief Executive Officer


                                        By   /s/Leanne M. Stewart
                                        -------------------------
                                        LeAnne M. Stewart
                                        Vice President and Corporate Controller

                               NASH FINCH COMPANY

                        EXHIBIT INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q
                  For the Twenty-four Weeks Ended June 17, 2000

Item No.     Item                                               Method of Filing
--------     ----                                               ----------------
10.1         Nash Finch 2000 Stock Incentive Plan               Filed herewith
10.2         Nash Finch 1995 Director of Stock Option Plan,     Filed herewith
                    as amended
27.1         Financial Data Schedule                            Filed herewith