Form 10-Q
period 2000-10-07
NASH FINCH CO
filed 2000-11-15
CIK 69671

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Forty weeks ended October 7, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-785

NASH-FINCH COMPANY
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-0431960 (IRS Employer Identification No.)
7600 France Ave. South, Edina, Minnesota (Address of principal executive offices)	55435 (Zip Code)

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

Yes  x                                      No

    As of November 7, 2000, 11,484,707 shares of Common Stock of the Registrant were outstanding.

PART I—FINANCIAL INFORMATION

    This report is for the forty week interim period beginning January 2, 2000, through October 7, 2000.

    The accompanying financial information has been prepared in conformity with generally accepted accounting principles and practices, and methods of applying accounting principles and practices (including consolidation practices), as reflected in the financial information included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the preceding fiscal year. The financial statements included in this quarterly report include all adjustments which are, in the opinion of management, necessary to fairly present the Company's financial position and results of operations for the interim period.

    The information contained herein has not been audited by independent auditors and is subject to any adjustments which may develop in connection with the annual audit of its accounts by the Company's independent auditors.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 7, 2000	October 9, 1999	October 7, 2000	October 9, 1999
Total sales and revenues	$1,220,468	1,289,156	3,030,803	3,159,903
Cost and expenses:
Cost of sales	1,077,562	1,150,964	2,678,088	2,837,735
Selling, general and administrative	111,139	109,308	273,791	254,251
Depreciation and amortization	14,355	13,393	34,810	32,548
Interest expense	10,444	9,453	25,668	23,318

Total cost and expenses	1,213,500	1,283,118	3,012,357	3,147,852
Earnings from continuing operations before income taxes	6,968	6,038	18,446	12,051
Income taxes	2,954	2,561	7,821	5,110

Earnings from continuing operations	4,014	3,477	10,625	6,941
Discontinued operations:
Earnings from disposal of discontinued operations, including profit of $1,017 during the phase out period, net of income tax of $3,587	—	4,566	—	4,566

Net earnings	$4,014	8,043	10,625	11,507

Basic earnings per share:
Earnings from continuing operations	$0.35	0.31	0.93	0.62
Earnings from discontinued operations	—	0.40	—	0.40

Net earnings per share	$0.35	0.71	0.93	1.02

Diluted earnings per share:
Earnings from continuing operations	$0.35	0.31	0.93	0.61
Earnings from discontinued operations	—	0.40	—	0.40

Net earnings per share	$0.35	0.71	0.93	1.01

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	11,471	11,334	11,433	11,333
Diluted	11,476	11,343	11,438	11,343

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 7, 2000	January 1, 2000
	(unaudited)
Assets
Current assets:
Cash	$9,771	16,389
Accounts and notes receivable, net	126,069	154,066
Inventories	287,457	264,232
Prepaid expenses	11,767	11,137
Deferred tax assets	16,629	19,739

Total current assets	451,693	465,563
Investments in affiliates	497	508
Notes receivable, net	33,482	20,712
Property, plant and equipment:
Land	23,390	23,898
Buildings and improvements	136,662	136,119
Furniture, fixtures and equipment	306,405	288,156
Leasehold improvements	71,350	70,071
Construction in progress	12,816	11,073
Assets under capitalized leases	35,270	25,233

	585,893	554,550
Less accumulated depreciation and amortization	(331,117)	(318,924)

Net property, plant and equipment	254,776	235,626
Goodwill, net	111,953	101,751
Other intangible assets, net	18,391	13,652
Investment in direct financing leases	14,855	15,444
Deferred tax asset, net	9,882	9,187

Total assets	$895,529	862,443

Liabilities and Stockholders' Equity
Current liabilities:
Outstanding checks	$54,640	54,974
Current maturities of long-term debt and capitalized lease obligations	3,209	3,117
Accounts payable	208,168	191,749
Accrued expenses	68,636	72,681
Income taxes	6,675	4,806

Total current liabilities	341,328	327,327
Long-term debt	315,295	314,091
Capitalized lease obligations	42,870	33,718
Deferred compensation	4,418	4,545
Other	8,414	10,088
Minority interest in subsidiary	2,502	—
Stockholders' equity:
Preferred stock—no par value Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value Authorized 25,000 shares, issued 11,711 and 11,641 shares, respectively	19,518	19,402
Additional paid-in capital	18,561	18,247
Restricted stock	(28)	(57)
Retained earnings	144,441	136,905

	182,492	174,497
Less cost of 227 and 231 shares of common stock in treasury, respectively	(1,790)	(1,823)

Total stockholders' equity	180,702	172,674

Total liabilities and stockholders' equity	$895,529	862,443

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Forty Weeks Ended
	October 7, 2000	October 9, 1999
Operating activities:
Net earnings	$10,625	11,507
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	(8,153)
Depreciation and amortization	34,810	32,548
Provision for bad debts	5,702	2,608
Provision for losses (recovery from) closed lease locations	(667)	(509)
Deferred income tax expense	2,415	9,022
Deferred compensation	(127)	(2,683)
Earnings of equity investments	(120)	(718)
Other	157	(386)
Changes in operating assets and liabilities:
Accounts and notes receivable	30,635	(82)
Inventories	(17,936)	7,340
Prepaid expenses	(493)	3,670
Accounts payable	13,370	12,652
Accrued expenses	(6,274)	(21,563)
Accrued expenses—special charges	(3,631)	(7,148)
Income taxes	1,869	(434)

Net cash provided by operating activities	70,335	37,671

Investing activities:
Disposal of property, plant and equipment	10,940	26,158
Additions to property, plant and equipment	(40,466)	(41,512)
Business acquired, net of cash	(19,890)	(58,792)
Loans to customers	(26,378)	(22,812)
Payments from customers on loans	10,230	22,558
(Repurchase) sale of receivables	(7,245)	1,125
Proceeds from sale of dairy operation, net of gain	—	12,769
Proceeds from sale of Nash-De Camp	—	17,083
Other	(1,054)	(1,030)

Net cash used for investing activities	(73,863)	(44,453)

Financing activities:
Proceeds from long-term debt	—	649
Proceeds from revolving debt	2,000	7,000
Dividends paid	(3,089)	(3,062)
Proceeds of short-term debt	—	9,909
Payments of long-term debt	(792)	(2,505)
Payments of capitalized lease obligations	(1,325)	(1,246)
Decrease in outstanding checks	(334)	(4,215)
Other	450	705

Net cash (used by) provided for financing activities	(3,090)	7,235

Net (decrease) increase in cash	$(6,618)	453

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Purchase of real estate under capital leases	$13,249	—

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
Fiscal period ended October 7, 2000, January 1, 2000 and January 2, 1999
(In thousands, except per share amounts)

	Common stock					Treasury stock
			Additional paid-in capital	Retained earnings	Restricted stock			Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at January 3, 1998	11,575	$19,292	17,648	190,984	(391)	(252)	$(1,915)	225,618
Net earnings (loss)	—	—	—	(61,637)	—	—	—	(61,637)
Dividend declared of $.72 per share	—	—	—	(8,162)	—	—	—	(8,162)
Treasury stock issued upon exercise of options	—	—	47	—	—	4	21	68
Amortized compensation under restricted stock plan	—	—	—	—	72	—	—	72
Repayment of notes receivable from holders of restricted stock	—	—	—	—	206	—	—	206
Distribution of stock pursuant to performance awards	—	—	246	—	—	15	75	321
Treasury stock purchased	—	—	—	—	—	(1)	(16)	(16)
Other			3	—	—	—	—	3

Balance at January 2, 1999	11,575	19,292	17,944	121,185	(113)	(234)	(1,835)	156,473
Net earnings (loss)	—	—	—	19,803	—	—	—	19,803
Dividend declared of $.36 per share	—	—	—	(4,083)	—	—	—	(4,083)
Common stock issued for employee stock purchase plan	66	110	294	—	—	—	—	404
Amortized compensation under restricted stock plan	—	—	—	—	13	—	—	13
Repayment of notes receivable from holders of restricted stock	—	—	—	—	43	—	—	43
Distribution of stock pursuant to performance awards	—	—	9	—	—	3	12	21

Balance at January 1, 2000	11,641	19,402	18,247	136,905	(57)	(231)	(1,823)	172,674
Net earnings (loss)	—	—	—	10,625	—	—	—	10,625
Dividend declared of $.27 per share	—	—	—	(3,089)	—	—	—	(3,089)
Common stock issued for employee stock purchase plan	70	116	309	—	—	—	—	425
Amortized compensation under restricted stock plan	—	—	—	—	3	—	—	3
Repayment of notes receivable from holders of restricted stock	—	—	—	—	26	—	—	26
Distribution of stock pursuant to performance awards	—	—	5	—	—	4	33	38

Balance at October 7, 2000 (unaudited)	11,711	$19,518	18,561	144,441	(28)	(227)	$(1,790)	180,702

See accompanying notes to condensed consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 7, 2000

Note 1

    The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to fairly present the financial position of the Company and its subsidiaries at October 7, 2000, and January 1, 2000, and the results of operations for the 16 and 40-weeks ended October 7, 2000 and October 9, 1999, and the changes in cash flows for the 40-weeks ended  October 7, 2000 and October 9, 1999, respectively. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentations. These changes had no impact on previously reported results of operations or stockholders' equity. Revenues for the food distribution and military segments are recognized when product is shipped and retail revenues are recognized at the point of sale. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 2

    The Company uses the LIFO method for valuation of a substantial portion of inventories. If the FIFO method had been used, inventories would have been approximately $45.1 million and $46.2 million higher at October 7, 2000 and January 1, 2000, respectively.

Note 3

    The following table sets forth the computation of basic and diluted earnings per share.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 7, 2000	October 9, 1999	October 7, 2000	October 9, 1999
Numerator:
Income from continuing operations	$4,014	3,477	10,625	6,941

Denominator:
Denominator of basic earnings per share (weighted-average shares)	11,471	11,334	11,433	11,333
Effect of dilutive contingent shares	5	9	5	10

Denominator for diluted earnings per share (adjusted weighted average shares)	11,476	11,343	11,438	11,343

Basic earnings per share	$.35	.31	.93	.62

Diluted earnings per share	$.35	.31	.93	.61

Note 4

    On January 30, 2000 the Company acquired Hinky Dinky Supermarkets, Inc. ("Hinky Dinky") through a cash purchase of all of Hinky Dinky's outstanding capital stock. Hinky Dinky is the majority owner of twelve supermarkets located in Nebraska with annual sales of approximately $90 million. The acquisition was accounted for as a purchase.

Note 5

    On December 29, 1997, a Receivables Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation (NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the "Purchaser") pursuant to a securitization transaction. The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts. As of October 7, 2000 and January 1, 2000 the Company had sold $41.8 million and $50.5 million, respectively, of accounts receivable on a non-recourse basis to NFFC. NFFC sold $34.6 million and $41.8 million, respectively, of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.

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

    The following table details the activity through the third quarter of 2000, associated with the 1998 special charges relative to the food distribution component of the charge (in thousands):

	1998 Food Distribution Rollforward
	Post Employment Benefits	Exit Costs	Total
Balance 1/1/00	$1,743	670	2,413
Used in 2000	(2)	(478)	(480)

Balance 10/7/00	$1,741	192	1,933

    Under the 1998 special charge, twelve under-performing corporately operated retail stores and one store jointly developed with a food distribution customer were designated for closure and a $9.5 million charge was recorded. At October 7, 2000, all stores were either closed or sold. In the fourth quarter of 1999, the Company recorded charges of $4.7 million, including $1.0 million to write down assets to fair value, related to four additional corporately operated stores which have been identified for closure. During the forty weeks of 2000, the Company closed three stores, with the remaining location scheduled for closing in early 2001. Accordingly, the Company recorded charges of $1.1 million, in costs related to the closures, to accrued expenses.

    The following table details 1998 special charge activity through the third quarter of 2000, relative to the retail component of the charge (in thousands):

	1998 Retail Rollforward
	Lease Commitment	Exit Costs	Total
Balance 1/1/00	$5,807	1,323	7,130
Used in 2000	(835)	(255)	(1,090)

Balance 10/7/00	$4,972	1,068	6,040

    The aggregate 1998 special charges included $44.9 million for the abandonment of assets primarily related to an information systems project which was terminated, asset impairments related to ten owned retail stores and the write-off of an equity investment in a joint venture with an independent retailer it continues to service. No additional charges are anticipated in future periods related to these matters.

    The impact of suspending depreciation on assets to be disposed of is not material. At October 7, 2000, remaining special charge liabilities are included in accrued expenses on the balance sheet.

1997 Special Charges

    In 1997 the Company accelerated its plan to strengthen its competitive position. Coincident with the implementation of the plan, the Company recorded special charges totaling $31.3 million impacting the Company's food distribution and retail segments, as well as the produce growing and marketing segment discontinued during 1998.

    The aggregate special charges included $14.5 million for the consolidation or downsizing of seven underutilized warehouses. The following table details 1997 special charge activity through the third quarter of 2000 relative to the food distribution component of the charge (in thousands):

	1997 Food Distribution Rollforward
	Lease Commitments	Post Employment Benefits	Exit Costs	Total
Balance 1/1/00	$1,590	274	1,106	2,970
Used in 2000	(913)	(274)	(698)	(1,885)

Balance 10/7/00	$677	—	408	1,085

    The Company has completely executed its 1997 food distribution consolidation plan. As of October 7, 2000, continuing costs totaling $1.9 million related to the closures, were charged to accrued expenses. The Company continues to incur costs for those distribution centers that have not been sold or subleased. Certain of these costs are charged to accrued expenses.

    In retail operations, the special charge of $5.2 million related to the closing of fourteen, principally leased, stores. The following table details special charge activity, through the third quarter of 2000, relative to the retail component of the charge (in thousands):

	1997 Retail Rollforward
	Lease Commitments	Exit Costs	Total
Balance 1/1/00	$800	267	1,067
Used in 2000	(138)	(37)	(175)

Balance 10/7/00	$662	230	892

Ten of the fourteen identified retail stores were closed during 1998 and 1999, two stores were closed though the third quarter of 2000. One of the remaining two stores identified for closure was subleased in 1999, to another party, while management decided in 1999 to keep another location open.

    The aggregate 1997 special charges included $9.1 million for impairment of seven retail stores, impairment of agriculture assets of Nash-De Camp Company (the Company's former produce growing and marketing subsidiary which was divested during 1999), and other charges related to abandonment of system software, loss on the sale of an equity investment in a foreign operation, and the write-down of idle real estate to fair value. The 1997 special charges also included $2.5 million of integration costs associated with a business acquisition. No additional charges are anticipated in future periods relative to these matters.

The impact of suspending depreciation on assets to be disposed of is not material. At October 7, 2000, remaining special charge liabilities are included in accrued expenses on the balance sheet.

Note 7

    A summary of the major segments of the business is as follows (in thousands):

Sixteen weeks ended October 7, 2000

	Food Distribution	Retail	Military	All Other	Totals
Revenue from external customers	$592,373	322,268	300,991	1,388	1,217,020
Intra segment revenue	179,639	—	—	1,066	180,705
Segment profit and (loss)	11,923	10,339	6,953	(24)	29,191

Sixteen weeks ended October 9, 1999

	Food Distribution	Retail	Military	All Other	Totals
Revenue from external customers	$699,367	293,292	288,393	1,630	1,282,682
Intra segment revenue	169,877	—	—	1,301	171,178
Segment profit and (loss)	13,573	7,030	5,838	(43)	26,398

Forty weeks ended October 7, 2000

	Food Distribution	Retail	Military	All Other	Totals
Revenue from external customers	$1,488,900	792,560	733,815	4,074	3,019,349
Intra segment revenue	444,077	—	—	2,876	446,953
Segment profit and (loss)	33,523	23,203	16,513	(32)	73,207

Forty weeks ended October 9, 1999

	Food Distribution	Retail	Military	All Other	Totals
Revenue from external customers	$1,779,985	631,146	731,617	3,089	3,145,837
Intra segment revenue	375,318	—	—	3,503	378,821
Segment profit and (loss)	36,266	11,750	15,727	(364)	63,379

  Reconciliation to statements of operations:
  (In thousands)

Sixteen weeks ended October 7, 2000 and October 9, 1999

	2000	1999
Profit and loss
Total profit for segments	$29,191	26,398
Unallocated amounts:
Adjustment of inventory to LIFO	243	(250)
Unallocated corporate overhead	(22,466)	(20,110)

Income from continuing operations before income taxes	$6,968	6,038

Forty weeks ended October 7, 2000 and October 9, 1999

	2000	1999
Profit and loss
Total profit for segments	$73,207	63,379
Unallocated amounts:
Adjustment of inventory to LIFO	1,055	(550)
Unallocated corporate overhead	(55,816)	(50,778)

Income from continuing operations before income taxes	$18,446	12,051

    Prior year and year to date segment information has been restated to reflect a change in method of allocation of marketing revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

    Total revenues for the 16 week third quarter were $1.220 billion compared to $1.289 billion, a decrease of 5.3%. For the forty weeks, total revenues declined 4.1% from $3.160 billion last year to $3.031 billion. The decline was primarily due to the closing of five distribution centers in 1999 as part of the Company's strategic plan.

    During the quarter, the Company announced that it has gained the food distribution business of Food Farm, Inc., a group of independent retailers based in Kinston, North Carolina, operating 63 stores under the Piggly Wiggly banner. This business, which represents an estimated $200 million in annualized revenues for the Southeast region, will be phased in early in the fourth quarter. The Company also has been successful in adding additional food distribution business to its Midwest and Central regions, the full benefit of which, estimated at $125 million in annualized sales, will be realized during the fourth quarter.

    Food distribution revenues for the 16 weeks were $592.4 million compared to $699.4 million, a decrease of 15.3%. The decline is largely attributed to two factors: the acquisition of a previous food distribution customer, Hinky Dinky, in January 2000, which resulted in the reporting of revenues in the retail segment instead of the food distribution segment, and the closure of five distribution centers in 1999, resulting in a loss of distribution volume compared to the current year. However, the announced addition of new business is expected to improve the year over year comparisons in the fourth quarter. For the 40 weeks, food distribution revenues were $1.489 billion compared to $1.780 billion last year, again reflecting primarily the shift in business from food distribution to the retail segment and the effect of closing distribution centers last year.

    Retail segment revenues for the third quarter were $322.3 million compared to $293.3 million last year, an increase of 9.9%. The improvement in revenues is attributed to the acquisition of 12 Hinky Dinky stores in Nebraska, and the opening of new replacement stores in Marshalltown and Cedar Rapids, Iowa, and an additional store in Rochester, Minnesota, since the year ago quarter. The Company has also been testing two alternative store formats which have contributed to revenue increases and offer future growth potential. One format targets the Latin market, which is a fast-growing segment in several of the Company's market areas; the other, a limited assortment grocery discount store, is designed for the value-conscious consumer. The Company currently operates four limited assortment stores and three Latin oriented stores. During the quarter, the Company sold four stores to existing food distribution customers, closed a store which was replaced by a new store in Cedar Rapids, Iowa, and closed one under-performing location. At the end of the quarter, the Company operated 122 stores.

    Same store sales increased 2.0% for the third quarter and .7% year-to-date compared to last year. Retail segment sales for the 40 weeks were $792.6 million compared to $631.1 million last year, an increase of 25.6%. With the Company's continued emphasis on retail segment growth, segment revenues for the 40 weeks represent 26.2% of total Company revenues compared to 20.1% last year.

    Military segment revenues increased 4.4% for the third quarter, resulting in a year-to-date increase over last year of .3%. The improvement for the quarter reflects the addition of new distribution business in Europe and North Carolina, awarded to the Company by a major manufacturer. The Company provides distribution services to military commissaries primarily under contractual arrangements with manufacturers.

Gross Margin

    Gross margin for the third quarter and year-to-date was 11.7% and 11.6%, respectively, compared to 10.7% and 10.2%, respectively, last year. The increases largely reflect the growing proportion of higher margin retail revenues to total revenues. However, efficiencies in warehousing and transportation resulting from facility consolidations, operational and system improvements continue to be a growing factor in lowering cost of sales. The Company monitors costs by closely analyzing key measures of operating performance such as equipment utilization, on-time delivery, product fill rates and non-procurement costs per case of product handled and shipped, against predetermined targets.

    Retail segment margins continue to increase as a result of improved coordination of Company-wide merchandising programs and a greater proportion of revenues being derived from higher margin specialty departments within the stores.

    Margins were also favorably affected by LIFO credits of $.2 million for the quarter and $1.1 million for the year-to-date compared to LIFO charges of $.3 million for the quarter and $.6 million year to date last year.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses for the third quarter, as a percent of total revenues, were 9.1% compared to 8.5% a year ago. On a year-to-date basis, expenses were 9.0% compared to 8.0% last year. The increase primarily results from the growing proportion of retail business which operates at higher operating expense levels than the food distribution segment. During the quarter, the Company recorded an additional provision for bad debts of $1.5 million, increasing the total for the year to $5.7 million, compared to $2.6 million last year. The increase relates primarily to accounts in the highly competitive Michigan and Ohio market areas.

Depreciation and Amortization Expense

    Depreciation and amortization expense increased 7.2% for the quarter and 7.0% year-to-date over last year. The increases are due to the acquisition of the Hinky Dinky stores, expansion of the Lumberton distribution center, and completed construction and remodels of several stores since last year. Amortization of goodwill and other intangibles was $2.8 million and $6.9 million, for the third quarter and year-to-date, respectively, compared to $2.4 million and $5.5 million, respectively, last year. The additional expense reflects amortization of goodwill related to the acquisition of Erickson's Diversified Corporation ("Erickson's") in June, 1999, and Hinky Dinky.

Interest Expense

    Interest expense increased $1.0 million or 10.5% for the quarter, and $2.4 million or 10.1% year-to-date, compared to last year. The increased interest costs are primarily attributed to higher average variable borrowing rates compared to last year. For the 40 weeks, average borrowing rates were 8.1% this year compared to 6.8% last year.

Earnings before income taxes

    Earnings before income taxes for the quarter were $7.0 million compared to $2.9 million last year, excluding a gain of $3.1 million from the sale of the dairy operations. The improvement over last year is largely attributed to the contribution of the retail segment which increased profitability by 47.1%. The successful integration of the Hinky Dinky stores and the continued strong performance in the Erickson's stores since acquisition, continue to be significant factors contributing to the improvement.

    Food distribution profits were negatively impacted by the closure of five distribution centers in 1999, which resulted in a loss of distribution volume in 2000, and start up costs of approximately

$1.0 million, associated with the new Piggly Wiggly business in the Southeast region to be realized in the fourth quarter.

    The military segment recognized sales and profit increases in the quarter compared to last year. Profit increased 19.1% over last year largely due to newly acquired business.

Income Taxes

    The effective income tax rate for 2000 is estimated at 42.4%, unchanged from 1999. Income tax expense increased due to higher pretax earnings for the 16 and 40 weeks compared to last year.

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

    Under the 1998 revitalization plan 12 under-performing corporately operated retail stores and one store jointly developed with a food distribution customer were designated for closure and a $9.5 million charge was recorded. The stores were primarily located in geographic areas where the Company could not attain a strong market presence. The Company's focus is to develop corporate stores that can dominate their primary trade areas. As of October 7, 2000, all stores have either been closed or sold.

    In the fourth quarter of 1999, the Company also recorded an additional accrual of $4.7 million related to four corporately operated stores which were announced for closure. Three stores are located in the highly competitive Iowa market and the fourth is in North Carolina. The accrual consists of $3.3 million of non-cancelable lease obligations and related costs required under lease agreements, $1.0 million to write-down to fair value assets held for disposal, and $.4 million of post-closing facility exit costs. As of October 7, 2000, three stores were closed with one remaining location scheduled to be closed in early 2001.

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

    The tables included in Note (6) of Notes to Condensed Consolidated Financial Statements contain a rollforward of 1998 special charges activity through the third quarter of 2000 relative to food distribution and retail operations.

1997 Special Charges

    In 1997, the Company accelerated its plan to strengthen its competitive position. Coincident with the implementation of the plan, the Company recorded special charges totaling $31.3 million, impacting the Company's food distribution and retail segment, as well as the produce growing and marketing segment discontinued during 1998.

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

    The remaining 1997 special charges included $2.5 million of integration costs associated with the acquisition of the business and certain assets of United-A.G. Cooperative, Inc., an asset impairment charge of $1.0 million relating to agriculture assets of Nash-De Camp, the Company's produce growing and marketing subsidiary, and $2.8 million in other asset write-downs.

    The tables included in Note (6) of Notes to Condensed Consolidated Financial Statements contain a rollforward of 1997 special charges activity through the third quarter of 2000 relative to food distribution and retail operations.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed its capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

    Cash flow provided from operations for the 40 weeks of 2000 totaled $70.3 million compared to $37.7 million last year. The increase in operating cash flow is attributed to changes in the components of working capital, in particular, decreases in accounts receivables and a net increase in accounts payable and accrued expenses. Working capital declined $27.9 million to $110.4 million largely due to reductions in accounts receivable, the proceeds of which were used to fund capital additions. The current ratio at the end of the third quarter of 2000 was 1.32 compared to 1.42 reported at the end of 1999.

    During the 40 weeks of 2000 the Company acquired Hinky Dinky and two other retail stores in separate transactions for cash totaling $19.9 million. The acquisitions were financed primarily by cash flows from operations. Capital expenditures through the third quarter were $40.5 million, primarily directed toward upgrading and remodeling the retail stores. Capital expenditures for the year are expected to be $60.0 million, funded principally through cash flows from operations. Other transactions affecting liquidity during the 40 week period were cash dividends paid to shareholders of $3.1 million.

    The Company is currently seeking to refinance its revolving credit facility which matures in October 2001. It intends to reach a definitive agreement on a $250 million credit facility and complete the transaction during the fourth quarter.

    The Company believes that borrowing under the credit facility, cash flows from operating activities and lease financing will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

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

PART II—OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits:

10.1	Nash Finch Profit Sharing Plan—1994 Revision—Sixth Declaration of Amendment
10.2	Nash Finch Profit Sharing Plan—1994 Revision—Seventh Declaration of Amendment
10.3	Nash Finch Profit Sharing Plan—1994 Revision—Eight Declaration of Amendment
27.1	Financial Data Schedule
(b)
Reports on Form 8-K.

  Not applicable.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY Registrant
Date: November 15, 2000	By:	/s/ RON MARSHALL Ron Marshall President and Chief Executive Officer
	By:	/s/ ROBERT B. DIMOND Robert B. Dimond Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Forty Weeks Ended October 7, 2000

Item No.	Item	Method of Filing
10.1	Nash Finch Profit Sharing Plan—1994 Revision Sixth Declaration of Amendment	Filed herewith
10.2	Nash Finch Profit Sharing Plan—1994 Revision Seventh Declaration of Amendment	Filed herewith
10.3	Nash Finch Profit Sharing Plan—1994 Revision Eighth Declaration of Amendment	Filed herewith
27.1	Financial Data Schedule	Filed herewith

QuickLinks

PART I—FINANCIAL INFORMATION
Nash Finch Company and Subsidiaries Notes to Condensed Consolidated Financial Statements October 7, 2000
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Special Charges
PART II—OTHER INFORMATION
  Items 1, 2, 3, 4 and 5 are not applicable.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
NASH FINCH COMPANY EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q For the Forty Weeks Ended October 7, 2000