Form 10-K405
period 2000-12-30
NASH FINCH CO
filed 2001-03-23
CIK 69671

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended: December 30, 2000	Commission file number: 0-785

NASH-FINCH COMPANY
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-0431960 (I.R.S. Employer Identification No.)
7600 France Avenue South P.O. Box 355 Minneapolis, Minnesota (Address of principal executive offices)	55440-0355 (Zip Code)

Registrant's telephone number, including area code: (952) 832-0534

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.66 2/3 per share
Common Stock Purchase Rights

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 19, 2001, 11,605,113 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $196,321,000.

DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held on May 15, 2001 (the "2001 Proxy Statement").

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

ALTHOUGH SUCH STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS BASED UPON AVAILABLE DATA, THEY ARE SUBJECT TO VARIOUS RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. THESE RISKS, UNCERTAINTIES AND OTHER FACTORS MAY INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY TO: (A) MEET CHANGING ECONOMIC OR BUSINESS CONDITIONS IN MARKET AREAS SERVED; (B) RETAIN EXISTING INDEPENDENT FOOD DISTRIBUTION CUSTOMERS AND ATTRACT NEW ACCOUNTS; (C) MAINTAIN FINANCIAL FLEXABILITY THROUGH AVAILABILITY AND TERMS OF FINANCING; AND (D) FULLY INTEGRATE ACQUISITIONS AND REALIZE EXPECTED SYNERGIES. A MORE DETAILED DESCRIPTION OF SOME OF THE RISK FACTORS IS SET FORTH IN EXHIBIT 99.1.

PART I

ITEM 1. BUSINESS

A. GENERAL DEVELOPMENT OF BUSINESS.

    Nash Finch Company, a Delaware corporation, was organized in 1921 as the successor to a business established in 1885. Its principal executive offices are located at 7600 France Avenue South, Edina, Minnesota 55435 (Telephone: (952) 832-0534). Unless the context indicates otherwise, the term "Company," as used in this Report, means Nash Finch Company and its consolidated subsidiaries.

    The Company is one of the largest food distribution companies in the United States. Its business consists of three primary operating segments: (i) the food distribution segment, which supplies food and non-food items to independently owned retail grocery stores, corporately owned retail grocery stores and institutional customers; (ii) the retail segment, which is made up of corporately owned retail grocery stores with a variety of formats; and (iii) the military distribution segment, which supplies food and related products to military commissaries. Currently, the Company conducts its food distribution and retail operations primarily in the Midwestern and Southeastern regions of the United States and its military distribution operations primarily in the Mid-Atlantic region of the United States.

    Early in 1999, the Company announced a five-year strategic revitalization plan to increase efficiencies in the food distribution business and to build retail revenue. The new strategic plan resulted from an intensive diagnostic assessment, conducted in 1998, of the entire Company's operations. During this assessment, the performance of the Company was benchmarked against its competitors in order to evaluate opportunities to improve profitability and enhance shareholder value. The Company's strategic objectives are:

  •
  Become a dominant retail chain in our targeted market area.

  •
  Expand our food distribution business through new account capture.

  •
  Continue to be a leading supplier in the military segment through outstanding execution.

  •
  Develop new growth opportunities.

    In 2000, the Company continued to show significant progress toward each of these objectives and remains firmly focused on establishing a record of consistent growth and performance.

    In January 2000, the Company acquired Hinky Dinky Supermarkets, Inc., a majority owner of 12 supermarkets located in Nebraska and a former food distribution customer. The stores had been operated under the names Hinky Dinky and Econofoods®. In fiscal 2000, all stores were converted to the Sun Mart® banner, except for one location which was converted to a Wholesale Food Outlet™. The acquisition increased the Company's existing retail presence in Nebraska.

B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

    Financial information about the Company's business segments for the most recent three fiscal years is contained on pages 36 - 39 of this Annual Report on Form 10-K (Note (13) of Notes to Consolidated Financial Statements). For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 2000, 36% of such warehouse operational profits were allocated to retail operations.

C. NARRATIVE DESCRIPTION OF THE BUSINESS.

  1.  Food Distribution Operations.

    a.  Products and Services.

    The Company's food distribution operations are essentially divided into two segments, food distribution and military. The food distribution segment sells and distributes a wide variety of food and non-food products to approximately 2,000 independently owned and 118 corporately owned retail grocery stores. The military segment sells and distributes food and non-food products to 103 military commissaries. In 2000, the food distribution segment accounted for 49.6% of the Company's total revenues; the military segment 24.2%.

    The Company provides its customers a full line of food products, including dry groceries, fresh fruits and vegetables, frozen foods, fresh and processed meat and dairy and a variety of non-food goods, including health and beauty care, tobacco, paper products, cleaning supplies and small household items. The Company primarily distributes and sells nationally advertised branded products and a number of unbranded products (principally meats and produce) purchased directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. The Company also distributes and sells private label products that are branded primarily under the Our Family® and the Fame® trademarks, as well as the IGA® label. Under its private label line of products, the Company offers a wide variety of grocery, dairy, packaged meat, frozen foods, health and beauty care products, paper and household products, beverages, and other packaged products that have been manufactured or processed by other companies on behalf of the Company.

    The Company also offers to independent retailers a broad range of services, including: (i) promotional, advertising and merchandising programs; (ii) the installation of computerized ordering, receiving and scanning systems; (iii) the establishment and supervision of computerized retail accounting, budgeting and payroll systems; (iv) personnel management assistance and employee training; (v) consumer and market research; and (vi) remodeling and store development services. The Company believes that its support services help the independent retailers compete more effectively in their markets and build customer loyalty.

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

    The Company's assistance to independent retailers in store development provides a means of continued growth for the Company through the development of new retail store locations and the enlargement or remodeling of existing retail stores. Services provided include site selection, marketing studies, building design, store layout and equipment planning and procurement. The Company assists food distribution customers in securing existing supermarkets that are for sale from time to time in market areas served by the Company and, occasionally, acquires existing stores for resale to food distribution customers.

    The Company also provides financial assistance to its independent retailers generally in connection with new store development and the upgrading or expansion of existing stores. For example, the Company makes loans to some of its independent retailers, generally repayable over a period of five or seven years, for inventories, store fixtures and equipment, working capital and store improvements.

Loans are generally secured by liens on inventory, equipment and/or real estate, by personal guarantees and by other types of security. As of December 30, 2000, the Company had approximately $47 million of such loans outstanding to 95 independent retailers. In addition, the Company may provide such assistance to independent retailers by guarantying loans from financial institutions and leases entered into directly with lessors. The Company also uses its credit strength to lease supermarket locations for sublease to independent retailers, at rates that are at least as high as the rent paid by the Company.

    b.  Customers.

    The Company's food distribution segment customers are primarily self-service retail grocery stores that carry a wide variety of grocery products, health and beauty care products and general merchandise. Many of these stores also have one or more specialty departments such as a delicatessen, an in-store bakery, a café, a pharmacy and a flower shop. The size of the customers' stores ranges from 5,000 to 80,000 square feet. The Company also works with IGA® to strengthen the position of independent retailers. The Company's diversified customers are over 2,000 in number; and in fiscal 2000, with the capture of new business in North Carolina, the Company has one customer representing approximately 10% of food distribution revenues on an annualized basis. No other customer accounts for more than 3.8% of the food distribution business.

    The Company, through its military segment is a leading distributor of groceries and related products to 103 domestic and European based U.S. military commissaries. The Company's military distribution centers also provide products for distribution to U.S. military ships afloat.

    c.  Distribution.

    The Company's food distribution segment currently distributes products from 15 distribution centers located in Georgia, Iowa, Michigan, Minnesota, Nebraska, North Carolina, North Dakota (2), Ohio (3), South Dakota (3), and Virginia. The Company's military segment also distributes products from distribution centers in Baltimore, Maryland and Norfolk, Virginia. The Company's distribution centers are located at strategic points to efficiently serve Company owned stores, independent customers and military commissaries. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low unit costs.

    For the food distribution segment, distribution centers serve as central sources of supply for Company owned and independent stores and other institutional customers within their operating areas. Generally, the distribution centers maintain complete inventories containing most national brand grocery products sold in supermarkets and a wide variety of high-volume private label items. In addition, most distribution centers provide full lines of perishables, including fresh meats and poultry, fresh fruits and vegetables, dairy and delicatessen products and frozen foods. Health and beauty care products, general merchandise and specialty grocery products are distributed from a dedicated area of the distribution center located in Bellefontaine, Ohio, and from the distribution center located in Sioux Falls, South Dakota. Retailers order their inventory requirements at regular intervals through direct linkage with the Company's information systems. Deliveries of product are made primarily by the Company's transportation fleet. The frequency of deliveries varies, depending upon customer needs. The Company currently has a modern fleet of 416 tractors and 882 semi-trailers, most of which are owned by the Company.

    Virtually all of the Company's food distribution sales to independent retailers are made on a market price-plus-fee and freight basis, with the fee based on the type of commodity and quantity purchased. Selling prices are changed promptly, based on the latest market information.

    The Company's military segment distributes groceries and related products directly to military commissaries in the U.S., and for distribution to U.S. military commissaries in Europe and to ships afloat. These distribution services are provided primarily under contractual arrangements with the manufacturers of those products. The Company maintains inventories of product and provides storage, handling and transportation services for the manufacturers and, as products ordered from the Company by the commissaries are delivered to the commissaries, the Company invoices the manufacturers for the cost of the merchandise delivered plus negotiated fees.

  2.  Retail Operations.

    As of December 30, 2000, the Company operated 118 retail stores primarily in the Midwestern and Southeastern states. Twenty-nine of the stores are owned while the remainder are leased. The Company operates its retail stores principally under three (3) store banners: Econofoods®, Sun Mart®, and Family Thrift Center™. These stores, of which 98 are located in the Midwest and 20 in the Southeast, average approximately 32,400 and 18,500 square feet in size, respectively. These stores offer a wide variety of high quality groceries, fresh fruits and vegetables, dairy products, frozen foods, fresh fish, fresh and processed meat, and health and beauty care products. Many have specialty departments such as delicatessens, bakeries, pharmacies, banks, and floral and video departments. In 2000, the retail segment accounted for 25.7% of the Company's total revenues.

    During 2000, the Company continued to develop a new store concept targeted toward Hispanic shoppers. Wholesale Food Outlet™ was introduced in 1999 in Greeley, Colorado. In 2000, two additional Wholesale Food Outlet™ stores in Omaha, Nebraska and Muscatine, Iowa were opened in May and June, respectively.

  3.  Competition.

    All segments of the Company's business are highly competitive. The Company competes directly at the wholesale level with a number of cooperative wholesalers and voluntary wholesalers that supply food and non-food products to independent retailers. "Cooperative" wholesalers are wholesalers that are owned by their retail customers. On the other hand, "voluntary" wholesalers are wholesalers which, like the Company, are not owned by their retail customers but sponsor a program under which single-unit or multi-unit independent retailers may affiliate under a common name. Certain of these competing wholesalers may also engage in distribution to military commissaries.

    The Company also competes indirectly with the warehouse and distribution operations of the large integrated grocery store chains. Such retail grocery store chains own their wholesale operations and self-distribute their food and non-food products.

    At the food distribution level, the principal methods of competition are price, quality, variety and availability of products offered, strength of private label brands offered, schedules and reliability of deliveries and the range and quality of services offered, such as store financing and use of store names, and the services offered to manufacturers for products sold to military commissaries. The success of the Company's food distribution business also depends upon the ability of its retail store customers to compete successfully with other retail food stores.

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

  4.  Employees.

    As of December 30, 2000, the Company employed 13,537 persons (6,233 of which were employed on a part-time basis). All employees are non-union, except 586 employees who are unionized under various bargaining agreements. These union employees consist primarily of the warehouse personnel and drivers in the three Central Region distribution centers. No unionization efforts have been made successfully at any other Company locations. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The principal executive offices of the Company are located in Edina, Minnesota, and consist of approximately 74,000 square feet of office space in a building owned by the Company. The executive office for the Company's Central Region is located in Dayton, Ohio and consists of 14,580 square feet of leased office space. As part of the Company's continued efforts to consolidate operations, Nash Finch will be exiting this space in July 2001 and moving personnel into existing owned space in Cincinnati, Ohio. In addition to these executive offices, the Company leases an additional 26,250 square feet of office space in Edina, Minnesota and St. Louis Park, Minnesota, 10,740 square feet of additional storage space in Edina, Minnesota and Eagan, Minnesota, and 8,580 square feet of additional office space in Cincinnati, Ohio. In 2001, the Company will be exiting the leased office space in Edina and St. Louis Park and moving personnel into the existing owned space in Edina.

A. FOOD DISTRIBUTION.

    The locations and sizes of the Company's distribution centers used primarily in its food distribution operations are listed below (all of which are owned, except as indicated). The distribution center facilities that are leased have varying terms, all with remaining terms of less than 20 years.

Location	Approx. Size (Square Feet)
Midwest Region:
Cedar Rapids, Iowa (b)	399,900
St. Cloud, Minnesota	329,000
Omaha, Nebraska (a)	626,900
Fargo, North Dakota	288,800
Minot, North Dakota	185,200
Rapid City, South Dakota (c)	188,600
Sioux Falls, South Dakota (d)	303,414
Southeast Region:
Statesboro, Georgia (e)	388,891
Lumberton, North Carolina (a)	336,500
Bluefield, Virginia	187,500
Central Region:
Bellefontaine, Ohio (f)	722,900
Cincinnati, Ohio	412,000
Bridgeport, Michigan (a)	604,500
Total Square Footage	4,974,105

(a)
Leased facility.

(b)
Includes 48,000 square feet that are leased by the Company.

(c)
Includes 1,500 square feet that are leased by the Company.

(d)
Includes 79,300 square feet that are leased by the Company. The Sioux Falls facility represents two distinct distribution centers: (1) distribution of limited variety and slow moving products; and (2) distribution of general merchandise and health and beauty care products.

(e)
Includes 342,491 square feet that are leased by the Company.

(f)
Includes 91,100 square feet that are leased by the Company. This facility includes two separate food distribution operations: (1) grocery—distribution of dry groceries, frozen foods, fresh and processed meat products, and a variety of non-food products; and (2) General Merchandise Services—distribution of health and beauty care products, general merchandise and specialty grocery products. General Merchandise Services utilizes approximately 254,000 square feet of the total space (owned and leased).

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

Location	Approx. Size (Square Feet)
Baltimore, Maryland	350,500
Norfolk, Virginia (a)	568,600
Total Square Footage	919,100

(a)
Includes 59,250 square feet that are owned by the Company.

C. RETAIL OPERATIONS.

    As of December 30, 2000, the aggregate square footage of the Company's 118 retail grocery stores totaled 3,599,819 square feet.

ITEM 3. LEGAL PROCEEDINGS

    The Company does not believe that any pending legal proceedings will have a material impact on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of March 19, 2001 are as follows:

Name	Age	Year First Elected or Appointed as an Executive Officer	Title
Ron Marshall	47	1998	President and Chief Executive Officer
Christopher Brown	38	1999	Executive Vice President — Merchandising
Jerry L. Nelson	54	2000	Executive Vice President — President, Food Distribution
Bruce A. Cross	48	1998	Sr. Vice President — Business Transformation
Robert B. Dimond	39	2000	Sr. Vice President and Chief Financial Officer
Norman R. Soland	60	1986	Sr. Vice President, Secretary and General Counsel
Rose Bailey	50	2001	Vice President — Human Resources
Deborah A. Carlson	47	1999	Vice President — Store Development
James R. Dorcy	41	2000	Vice President — Marketing and Advertising
LeAnne M. Stewart	36	1999	Vice President, Corporate Controller and Treasurer

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

    Mr. Marshall was elected as President and Chief Executive Officer as of June 1, 1998. Mr. Marshall previously served as Executive Vice President and Chief Financial Officer of Pathmark Stores, Inc. (a retail grocery store chain) from September 1994 to May 1998.

    Mr. Brown was elected as Executive Vice President as of October 11, 1999. Mr. Brown previously was employed by Richfood Holdings, Inc. (a food wholesaler and retailer) for over five years and served in various executive positions including Executive Vice President—Procuring and Merchandising of the Farm Fresh Division from October 1998 to October 1999, Executive Vice President—Procurement for Richfood Holdings, Inc. from April 1997 to October 1998, Senior Executive Vice President of Super Rite Foods division from March 1996 to April 1997, and President/Chief Operating Officer of Rotelle, Inc. (a subsidiary) from August 1994 to March 1996.

    Mr. Nelson was elected Executive Vice President on October 31, 2000. He previously served as operating Senior Vice President—Midwest Region from April 2000 to October 2000, and as operating Vice President—Midwest Region from November 1999 to April 2000. Prior to joining the Company, he served as Executive Vice President of Hagemeyer N.A. (a specialty food distributor) from March 1997 to June 1999, and as Operating Group President of Fleming Companies, Inc. (a food wholesaler and retailer) from March 1995 to August 1996.

    Mr. Cross was elected as Senior Vice President on September 29, 1998. Mr. Cross previously served as Senior Project Executive for IBM Global Services (a strategic technical outsourcing and business consulting firm) from January 1995 to September 1998.

    Mr. Dimond was elected as Senior Vice President and Chief Financial Officer on October 31, 2000. Mr. Dimond previously served as Group Vice President and Chief Financial Officer for the western region of Kroger Co. (a retail grocery store chain) from March 1999 to September 2000, and as Group Vice President, Administration and Controller, for Smith's Food & Drug Centers, Inc. (a retail grocery store chain) from February 1992 until March 1999.

    Mr. Soland was elected as Senior Vice President on July 14, 1998, and has served as Secretary and General Counsel since January 1986. He served as Vice President, Secretary and General Counsel from May 1988 to July 1998.

    Ms. Bailey was elected as Vice President on February 21, 2001. She previously served as Director of Human Resource Programs for Arcadia Financial, (a buyer and servicer of automobile loans) from February 1998 to January 2001, and as Vice President of Human Resources for County Seat Stores, Inc., (a retailer of specialty clothing) from March 1979 to January 1997.

    Ms. Carlson was elected as Vice President on July 13, 1999. She was previously employed by Supervalu, Inc., (a food wholesaler and retailer) for over nineteen years and served in various executive positions including Regional Vice President of Real Estate—Northern Region from August 1995 to June 1999.

    Mr. Dorcy was elected as Vice President on February 22, 2000. He previously served as Vice President—Advertising and Marketing for Farm Fresh Inc. (a retail grocery store chain) from December 1998 to November 1999, and Vice President—Advertising and Marketing for Bozzuto's, Inc. (a food wholesaler and retailer) from November 1994 to December 1998.

    Ms. Stewart was elected as Vice President on July 13, 1999, as Controller on April 18, 2000, and as Treasurer on May 9, 2000. Prior to her election as Controller, Ms. Stewart served as the Company's Vice President—Financial Planning and Analysis. Prior to joining the Company, she served as Manager, Corporate Finance for Enron Europe Limited (an international energy company) from August 1997 to March 1999 and as a Senior Manager of Ernst & Young LLP from December 1987 to July 1995.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the Nasdaq National Market and trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for the common stock as reported by the Nasdaq National Market, and the quarterly cash dividends paid per share of common stock. Prices do not include adjustments for retail mark-ups, mark-downs or commissions. At December 30, 2000 there were 2,786 stockholders of record.

	2000				1999				Dividends Per Share
	High		Low		High		Low		2000	1999
First Quarter	9		6		14	1/2	6	1/4	.09	.09
Second Quarter	9	1/8	7	1/8	10	5/8	7	1/2	.09	.09
Third Quarter	10	13/16	8	3/16	10	1/4	6	5/8	.09	.09
Fourth Quarter	13	9/16	10	1/2	8	1/8	5	7/8	.09	.09

ITEM 6. SELECTED FINANCIAL DATA

NASH FINCH COMPANY
Consolidated Summary of Operations
Ten years ended December 30, 2000 (not covered by Independent Auditors' Report)

(Dollar amounts in thousands except per share amounts)	2000 (52 weeks)	1999 (52 weeks)	1998 (52 weeks)	1997 (53 weeks)	1996 (52 weeks)	1995 (52 weeks)	1994 (52 weeks)	1993 (52 weeks)	1992 (53 weeks)	1991 (52 weeks)
Total sales and revenues	$4,015,541	4,123,213	4,160,011	4,341,095	3,323,970	2,839,528	2,788,658	2,684,509	2,480,708	2,308,000
Cost of sales including warehousing and transportation expenses	3,546,516	3,698,752	3,783,661	3,936,813	2,996,596	2,528,241	2,468,856	2,382,283	2,200,058	2,040,612
Selling, general and administrative, and other operating expenses	361,024	331,221	291,199	293,876	248,141	247,031	254,056	240,926	214,821	205,361
Special charges	—	(7,045)	68,471	30,034	—	—	—	—	—
Interest expense	34,017	31,213	29,034	32,773	13,408	9,007	9,950	9,021	8,329	7,996
Depreciation and amortization	46,485	42,619	46,064	46,353	33,314	27,864	30,369	27,815	25,867	25,067
Provision for income taxes	11,659	11,216	(18,837)	2,320	13,174	10,748	10,148	10,047	12,137	11,109

Net earnings (loss) from continuing operations	$15,840	15,237	(39,581)	(1,074)	19,337	16,637	15,279	14,417	19,496	17,855
Earnings (loss) from discontinued operations, net of income tax (benefit)	—	—	426	(154)	695	777	201	1,457	572	1,200
Earnings (loss) on disposal of discontinued operations, net of income tax	—	4,566	(16,913)	—	—	—	—	—	—	—
Extraordinary charge from early extinguishment of debt, net of income tax	369	—	5,569	—	—	—	—	—	—	—

Net earnings (loss)	$15,471	19,803	(61,637)	(1,228)	20,032	17,414	15,480	15,874	20,068	19,055

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.38	1.35	(3.50)	(0.10)	1.77	1.53	1.40	1.33	1.80	1.64
Earnings (loss) from discontinued operations	—	0.40	(1.46)	(0.01)	0.06	0.07	0.02	0.13	0.05	0.11
Extraordinary charge from early extinguishment of debt	(0.03)	—	(0.49)	—	—	—	—	—	—	—

Basic earnings (loss) per share	$1.35	1.75	(5.45)	(0.11)	1.83	1.60	1.42	1.46	1.85	1.75

ITEM 6. SELECTED FINANCIAL DATA (Continued)

NASH FINCH COMPANY
Consolidated Summary of Operations (Continued)
Ten years ended December 30, 2000 (not covered by Independent Auditors' Report)

(Dollar amounts in thousands except per share amounts)	2000 (52 weeks)		1999 (52 weeks)		1998 (52 weeks)		1997 (53 weeks)		1996 (52 weeks)		1995 (52 weeks)		1994 (52 weeks)		1993 (52 weeks)		1992 (53 weeks)		1991 (52 weeks)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.38		1.34		(3.50)		(0.10)		1.75		1.53		1.40		1.33		1.80		1.64
Earnings (loss) from discontinued operations	—		0.40		(1.46)		(0.01)		0.06		0.07		0.02		0.13		0.05		0.11
Extraordinary charge from early extinguishment of debt	(0.03)		—		(0.49)		—		—		—		—		—		—		—

Diluted earnings (loss) per share	$1.35		1.74		(5.45)		(0.11)		1.81		1.60		1.42		1.46		1.85		1.75

Cash dividends declared per common share	$.36		.36		.72		.72		.75		.74		.73		.72		.71		.70

Pretax earnings as a percent of sales and revenues	0.68%		0.64		—		—		1.00		.99		.91		.98		1.30		1.31
Net earnings (loss) as a percent of sales and revenues	0.39%		0.48		(1.48)		(0.03)		.59		.60		.55		.58		.80		.81
Effective income tax rate	42.4%		42.4		(32.2)		425.4		40.5		39.1		40.0		40.5		38.4		38.1
Current assets	$433,539		465,563		467,108		494,350		525,596		311,690		309,522		294,925		310,170		239,850
Current liabilities	$324,786		327,327		331,473		294,419		297,088		207,688		220,065		215,021		213,691		154,993
Net working capital	$108,753		138,236		135,635		199,931		228,508		104,002		89,457		79,904		96,479		84,857
Ratio of current assets to current liabilities	1.33		1.42		1.41		1.68		1.77		1.50		1.41		1.37		1.45		1.55
Total assets	$880,828		862,443		833,095		904,883		945,477		514,260		531,604		521,654		513,615		429,648
Capital expenditures	$54,066		52,282		52,730		67,725		51,333		33,264		34,965		36,382		42,991		36,836
Long-term obligations (long-term debt and capitalized lease obligations)	$353,664		347,809		327,947		364,006		403,651		81,188		95,960		97,887		94,145		82,532
Stockholders' equity	$184,540		172,674		156,473		225,618		232,861		215,313		206,269		199,264		191,204		178,846
Stockholders' equity per share(1)	$16.13		15.22		13.80		19.96		21.06		19.80		18.97		18.33		17.59		16.45
Return on stockholders' equity(3)	8.58%		8.82		(25.30)		(0.48)		8.30		7.73		7.41		7.24		10.20		9.98
Number of common stockholders of record at year-end	2,786		2,348		2,214		2,226		2,230		1,940		2,074		2,074		2,087		2,122
Common stock high price(2)	$13	9/16	14	1/2	20		24	7/8	21	3/4	20	1/2	18	1/4	23	1/4	19	3/4	20	1/4
Common stock low price(2)	$6		5	7/8	13	1/8	17	1/2	15	1/2	15	3/4	15	3/8	17		16	1/4	16	1/2

(1)
Based on outstanding shares at year-end.
(2)
High and low closing sales price.
(3)
Return based on continuing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. RESULTS OF OPERATIONS

1. Fiscal 2000 vs. 1999

Revenues

    Total revenues for 2000 were $4.016 billion, a decrease of 2.6%, compared to $4.123 billion for 1999. The revenue decline is primarily due to the consolidation of distribution centers in 1999 which was part of the Company's strategic plan to close underutilized facilities and concentrate sales volume into existing distribution centers, thereby improving efficiency, service and distribution costs to the retailer. In 2000, this strategy proved to be a factor in the Company attracting new food distribution and military business totaling $360 million in annualized revenues. Revenues for the fourth quarter of 2000 were $984.7 million compared to $963.3 million in 1999, an increase of 2.2%, reflecting the realization of this newly acquired business.

    Food distribution segment revenues for the year were $1.993 billion compared to $2.281 billion in 1999, a decrease of 12.6%. The decline is largely attributed to two factors: the closure of five distribution centers last year, resulting in a loss of volume compared to the current year, and the acquisitions of two previous food distribution customers, Hinky Dinky Supermarkets, Inc. ("Hinky Dinky") in January 2000, and Erickson's Diversified Corporation ("Erickson's") in June 1999, which resulted in the reporting of 2000 revenues in the retail segment instead of the food distribution segment. During the last half of 2000, the Company has successfully gained the food distribution business of several accounts in each of its market regions. In particular, Farm Food, Inc., a consortium of 63 Piggly Wiggly stores in the Southeast, represents more than $200 million in annualized revenues. An additional $125 million in approximate annualized food distribution volume has been added in the aggregate to other regions of the Company. The Company expects to continue to improve its competitiveness in the marketplace and aggressively seek out new business.

    Retail segment revenues were $1.030 billion for the year, compared to $856.6 million last year, an increase of 20.2%. The improvement in revenues is largely attributed to the acquisition of the 12 store Hinky Dinky chain in Nebraska in January 2000, and three conventional supermarkets in the Midwest, all previous food distribution customers. New (larger) replacement stores were also opened in Marshalltown and Cedar Rapids, Iowa, as well as a new location in Rochester, Minnesota. In addition, the acquisition in June 1999 of 18 stores operated by Erickson's, contributed to the favorable year over year comparison. Finally, the Company has been testing an alternative store format which has positively affected revenues and offers future growth potential. This format targets the Hispanic market which is a fast-growing segment in several of the Company's market areas. The Company currently operates three Hispanic orientated stores, all in the Midwest.

    Same store sales for the year were flat compared to last year despite many competitive openings. During the year, the Company's corporate store count increased to 118, as a result of acquiring 15 locations and opening five new stores, offset by the closing of nine stores that did not meet performance expectations, closing two other stores which were replaced by new stores, and selling five stores to existing food distribution customers.

    Revenues in 2000 for the Military Division, the Company's third reported segment, were $972.5 million compared to $963.3 million in 1999, an increase of 1.0%. The improvement for the year partially reflects the addition of $35 million in approximate annualized new distribution business, in Europe and North Carolina, awarded to the Company in the third quarter by a major manufacturer. The Company provides distribution services to military commissaries primarily under contractual arrangements with manufacturers.

Gross Margins

    Gross margins were 11.7% in 2000, compared to 10.3% in 1999. The increase in 2000 over the prior year reflects the growth in the proportion of higher margin retail revenues, which as a percent of total reported revenues were 25.7% in 2000, compared to 20.8% 1999. In addition, efficiencies in warehousing and transportation, resulting from facility consolidations, and operational and system improvements have favorably impacted gross margins. The Company has implemented processes to continuously monitor costs by analyzing key measures of operating performance such as transportation equipment utilization, on-time deliveries, product fill rates and the cost per case of handling and shipping goods, against predetermined standards. Improvements in product procurement, as a result of leveraging the Company's buying power through three regional procurement offices and partnering with vendors to implement more effective merchandising programs, have also had a positive impact on gross margins.

    Retail segment margins improved over last year primarily due to improved coordination of Company-wide marketing and merchandising programs. In addition, a greater distribution of retail revenues are derived from higher margin specialty departments which have become more prevalent in the newly built, and newly remodeled, retail stores.

    In 2000, the Company recorded a LIFO credit of $1.1 million compared to a credit of $.9 million in 1999. Although the Company believes that there was inflation in product pricing, it has experienced deflation in the cost of products due to efficiencies and economies brought about by leveraging volume and improvements in its procurement processes.

Selling, General and Administrative Expense

    Selling, general and administrative expense as a percent of total revenues was 9.0% in 2000 compared to 8.0% in 1999. The increase in 2000 over 1999 is substantially due to the increasing proportion of corporate-owned retail business, which typically operates at higher expense levels as a percent of revenues than the food distribution segment. During 2000, the Company recorded an additional provision for bad debts of $7.4 million, compared to $4.4 million last year. The increase primarily relates to certain accounts within the Michigan and Ohio market areas, where the Company has focused efforts to minimize credit risks and expects lower credit related expense in the future, as benefits from its efforts are realized.

Depreciation and Amortization Expense

    Depreciation and amortization expense for the year was $46.5 million compared to $42.6 million in 1999, an increase of 9.2%. The increase primarily reflects a full year's depreciation and goodwill amortization related to the acquisitions of Erickson's and Hinky Dinky. In addition, an expansion of the Lumberton, North Carolina distribution center and the construction of five new stores and 43 remodeled stores during the year contributed to the increased expense.

Interest Expense

    Interest expense increased from $31.2 million in 1999 to $34.0 million in 2000, an increase of 9.0%. The higher interest costs are attributed to higher average borrowing rates which were 7.04% in 1999 compared to 7.97% in 2000. In addition, average revolving debt levels increased in 2000, resulting from the acquisition of Hinky Dinky and various major capital expansion projects, contributing to the higher interest costs this year.

Income Taxes

    The effective income tax rate for 2000 was unchanged from a 42.4% rate reported in 1999. Refer to the tax rate tables in Note (6) of Notes to Consolidated Financial Statements for the comparative components of these rates.

Net Earnings

    Comparable net earnings for the year increased to $15.8 million, or $1.38 per share, excluding non-recurring items, compared to $9.4 million, or $.83 per share in 1999, excluding non-recurring items. The improvement over last year can be attributed to a number of factors: the successful integration of the Hinky Dinky stores; the continued strong performance by the Erickson's stores; and efficiency gains and new business on the food distribution side. Including the reversal of restructuring charges, non-recurring gains on the 1999 sales of the Company's produce growing and marketing subsidiary, Nash-DeCamp, and majority investments in two dairy operations as well as the write-off of unamortized financing costs in 2000, net earnings for the year 2000 were $15.5 million, or $1.35 per share, compared to $19.8 million, or $1.75 per share, last year. The following table illustrates the comparative results (in thousands):

	2000	1999
Net earnings	$15,471	19,803
Add (deduct) non-recurring items net of tax:
Extraordinary charge	369	—
Gain on disposal of discontinued operation	—	(4,566)
Special charges reversal	—	(4,058)
Gain on sale of dairy operation	—	(1,807)

Comparable net earnings	$15,840	9,372

Comparable earnings per share	$1.38	.83

Extraordinary Charge

    On December 19, 2000, the Company completed the refinancing of its revolving credit facility. The transaction resulted in the write-off of unamortized financing costs associated with the previous facility, which has been classified as an extraordinary charge of $.4 million, or $.03 per share, net of income tax benefit.

2. Fiscal 1999 vs. 1998

Revenues

    Total revenues for 1999 were $4.123 billion, a decrease of .9%, as compared to $4.160 billion for 1998. The revenue decline is principally related to the food distribution segment which experienced competitive pressures and the consolidation of a number of distribution facilities during the year. Partially offsetting the decline are improvements at retail due primarily to the acquisition of Erickson's in June 1999 and gains in same store sales of .9%.

    Food distribution revenues for the year were $2.281 billion compared to $2.492 billion in 1998, a decrease of 8.5%. Revenues were negatively impacted by the shift of approximately $59.9 million in sales from the food distribution to the retail segment following the acquisition of Erickson's. In addition, the closure of five distribution centers during the year resulted in the unavoidable loss of independent accounts that could no longer be serviced economically by the Company.

    Retail segment revenues were $856.6 million in 1999, compared to $738.0 million in 1998, an increase of 16.1%. The increase is largely due to the acquisition of 18 Erickson's stores in Wisconsin and Minnesota and the opening of a new store in Fargo, North Dakota.

    Revenues of the military segment were $963.3 in 1999 compared to $916.8 million in 1998, an increase of 5.1%. Revenue improvements resulted from the distribution of new product lines, stronger overseas business and a general upturn in volume of product sold through the domestic military base commissaries.

Gross Margins

    Gross margins were 10.3% in 1999, compared to 9.1% in 1998. The increase in 1999 reflects the growth in the proportion of retail revenues, which achieve higher margins. Retail revenues, as a percent of total reported revenues were 20.9% in 1999, compared to 17.8% in 1998. In addition, a number of operational factors have contributed to improvements in margins: better overall margins for the retail segment; lower product distribution costs; LIFO credit resulting from deflation in food prices; and planned reductions in inventories since 1998. In 1999, the Company recorded a LIFO credit of $.9 million compared to a charge of $4.0 million in 1998. Sustained price increases throughout the year for tobacco and tobacco related products were the primary factors causing the significantly higher LIFO charge in 1998.

Selling, General and Administrative Expense

    Selling, general and administrative expense as a percent of total revenues was 8.0% in 1999 compared to 7.0% in 1998. The increase in 1999 over 1998 was again due to the increasing proportion of corporate-owned retail business, which operates at higher expense levels than food distribution. Also contributing to the increase were $11.5 million of costs related to the Company's successful Year 2000 remediation efforts and $7.3 million in costs associated with the shutdown of distribution centers that were not accruable in either the 1998 or 1997 special charges. Bad debt expense for 1999 was $4.4 million compared to $10.6 million in 1998.

Depreciation and Amortization Expense

    Depreciation and amortization expense for 1999 was $42.6 million compared to $46.1 million in 1998, a decline of 7.6%. The decrease largely reflected a reduction in depreciable assets resulting from the sale or closing of distribution centers, corporate-owned retail stores and Nash-De Camp, and lower depreciation resulting from the write-down of impaired assets recorded as part of the 1998 and 1997 special charges.

Interest Expense

    Interest expense increased from $29.0 million in 1998 to $31.2 million in 1999, an increase of 7.6%. The higher interest costs were attributed to increased net debt levels resulting primarily from the Erickson's acquisition, offset in part by cash realized from the sales of Nash-De Camp and the investment in two dairy operations. Average borrowing rates were 7.04% in 1999 compared to 7.4% in 1998, also contributing to the higher interest costs.

Income Taxes

    The effective income tax rate for 1999 was 42.4% compared to (32.2)% for 1998, which was driven by timing and deductibility of elements of the special charges. Refer to the tax rate tables in Note (6) of Notes to Consolidated Financial Statements.

Net Earnings

    Comparable net earnings for 1999 increased to $9.4 million or $.83 per share, excluding gains from the sales of Nash-DeCamp and the investment in two dairy operations, and the partial reversal of the special charges, compared to 1998 net earnings before extraordinary charge of $8.4 million or $.74 per share. The increase in 1999 compared to 1998, is principally attributed to strong improvement in the operating performance of the retail segment following the acquisition of Erickson's at mid-year. Net earnings for 1999 increased to $19.8 million, or $1.75 per share, compared to a net loss in 1998 of $61.6 million, or $5.45 per share.

	1999	1998
Net earnings (loss)	$19,803	(61,637)
Add (deduct) non-recurring items net of tax:
Extraordinary charge	—	5,569
Gain (loss) on disposal of discontinued operation	(4,566)	16,913
Special charges	(4,058)	47,571
Gain on sale of dairy operation	(1,807)	—

Comparable net earnings	$9,372	8,416

Comparable earnings per share	$.83	.74

Extraordinary Charge

    During 1998, the Company prepaid $106.3 million of senior notes, paid prepayment premiums and wrote off related deferred financing costs totaling $9.5 million. This transaction resulted in an extraordinary charge of $5.6 million, or $.49 per share, after income tax benefits of $4.0 million.

3. Special Charges

1998 Charges

    During the fourth quarter of 1998, the Company recorded special charges totaling $71.4 million (offset by $2.9 million of 1997 charge adjustments) as a result of the Company's revitalization plan designed to redirect its technology efforts, optimize warehouse capacity through consolidation, and to close, sell or reassess under-performing businesses and investments.

    In connection with the implementation of the Company's 1998 revitalization plan, the 1998 special charges included $17.0 million to streamline the Company's food distribution operations by closing three warehouses by the end of the third quarter of 1999. The charges, as further detailed below, provided for post-employment and pension benefit costs, write-down to fair value of tangible assets to be disposed of, and other costs to exit the facilities. The Company believed the strategy of closing underutilized warehouses and concentrating sales volume into existing warehouses would improve operational efficiency and lower distribution costs.

    In accordance with the 1998 revitalization plan, the Company completed the closure of its Appleton, Wisconsin distribution center during 1999. During the fourth quarter of 1999, after considering both internal and external factors, the Company decided to indefinitely defer the closure of the remaining two distribution centers scheduled for closing in the 1998 plan. Accordingly, during the fourth quarter of 1999, the Company reversed $12.6 million of the charge recorded in 1998, comprised of accrued exit costs of $5.1 million and asset write-downs of $7.5 million. During 2000, charges of $.5 million were incurred, associated with continued ownership in Appleton, and $.3 million were reversed.

    Under the 1998 special charges, 12 under-performing corporately operated retail stores and one store jointly developed with a food distribution customer were designated for closure and a $9.5 million charge was recorded. The stores were primarily located in geographic areas where the Company could not attain a strong market presence. The Company's focus is to develop stores that can dominate their primary trade areas. During 1999, the Company closed eight stores and, because of improved market conditions, decided to continue to operate a ninth location.

    In the fourth quarter of 1999, the Company recorded charges of $4.7 million related to four additional stores which were announced for closure. Three of the four stores were located in the highly competitive Iowa market and a fourth in North Carolina. The accrual consisted of $3.3 million of non-cancelable lease obligations and related costs required under lease agreements, $1.0 million to write-down to fair value assets held for disposal and $.4 million of post closing facility costs. In 1999, activity recorded through the special charge accrual included the following: utilization of $1.9 million to cover continuing lease commitments, exit costs and the write-down of store fixtures and equipment; additional accruals of $.4 million for on-going efforts to sell or sublease remaining stores; and the reversal of $1.0 million, primarily related to the store remaining open and for certain properties originally scheduled for closure that were sold.

    During 2000, the Company closed six stores and sold a seventh. The final store included in the 1998 charge was closed in the first quarter of 2001. In 2000, activity recorded through the special charge accrual included the following: utilization of $1.8 million to cover continuing lease commitments, exit costs and write-down of store fixtures and equipment; additional accruals of $1.1 million needed for on-going costs associated with certain closed stores not sold or subleased; and the reversal of $.6 million primarily related to post-closing facility costs.

    The aggregate 1998 special charges included $34.4 million for the abandonment of assets primarily related to an information system project. The abandoned assets related to purchased software and internal and external software development. The Company abandoned the project after it became apparent that without significant investment in further development, the software would lack the functionality the Company required. Also included in abandoned assets was $1.3 million in unamortized purchased packaging design costs, related to a private label product line that was redesigned.

    The remainder of the special charges consisted of a $10.5 million provision which primarily included $8.2 million related to asset impairment of ten Company-owned retail stores and $2.1 million to write off the Company's equity investment in a joint venture with an independent retailer it continues to service. Increased competition resulting in declining market share, deterioration of operating performance and inadequate projected cash flows were factors indicating impairment.

    The impact of suspending depreciation on assets to be disposed of is not material. At December 30, 2000, special charge costs have been included in accrued expenses on the balance sheet.

    The tables included in Note (3) of Notes to Consolidated Financial Statements contain a roll forward of 1998 special charges activity relative to food distribution and retail operations through December 30, 2000.

1997 Charges

    In 1997 the Company recorded special charges totaling $31.3 million impacting the Company's food distribution and retail segments, as well as the produce growing and marketing segment which was sold in 1999. All actions contemplated by the 1997 plan have been implemented with the closing of two retail stores in the first half of 2000.

    At January 1, 2000, the Company reported remaining accruals of $3.0 million and $1.1 million related to food distribution and retail operations, respectively, included in the 1997 special charges. During 2000, the Company utilized $2.6 million of the food distribution accruals to primarily cover continuing lease costs related to certain closed distribution centers. In addition, costs totaling $.2 million related to closed retail stores were charged to the accrual, while $.2 million in retail accruals were reversed, following the closing of the final two stores in 2000. At December 30, 2000, $.4 million and $.7 million of special charge accruals remain for the food distribution and retail segments, respectively.

4. EBITDA

    The Company's new revolving credit facility contains various restrictive covenants. Several of these covenants are based on earnings from operations before interest, taxes, depreciation, amortization and non-recurring items (EBITDA). The ability to generate EBITDA sufficient to satisfy the requirements of the credit facility is an important measure of the Company's financial strategy. This information is not intended as an alternative to performance measures under generally accepted accounting principles, but rather as a presentation important for understanding the Company's performance compared to its debt covenants.

    As of December 30, 2000, the Company is in compliance with all EBITDA based debt covenants. The following is a summary of the calculation of EBITDA (in thousands) for 2000, 1999 and 1998.

	2000	1999	1998
Earnings (loss) from continuing operations before income taxes and extraordinary charge	$27,499	26,453	(58,418)
Special charges	—	(7,045)	68,471
LIFO effect	(1,092)	(859)	3,975
Depreciation and amortization	46,485	42,619	46,064
Interest expense	34,017	31,213	29,034
Closed store lease costs	2,722	1,703	2,549
Gain on sale of dairies	—	(3,137)	—
Gains on sale of real estate	(2,954)	(1,441)	246
Other non-recurring items	—	—	3,233

Total EBITDA	$106,677	89,506	95,154

B. LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has financed capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt, lease and equity financing.

    Operating cash flows were $86.6 million during 2000 compared to $53.2 million in 1999 and $102.5 million in 1998. The changes in operating cash flows in 2000 were primarily due to changes in operating assets and liabilities and non-cash depreciation and bad debt expenses. The decline in 1999 was primarily due to cash commitments under the special charges offset by improved asset management, particularly inventory. Working capital was $108.8 million at the end of 2000, a decrease of $29.5 million, from the end of 1999. The current ratio decreased to 1.33 at the end of 2000 from 1.42 at the end of 1999.

    Cash used in investing activities were $85.7 million in 2000 compared to $54.0 million in 1999, an increase of 58.6%. Investing activities for 1999 increased 43.2% from the $37.7 million reported in 1998. Investing activities in 2000 consisted primarily of the following: capital expenditures of $54.1 million; business acquisitions of $20.0 million, which consisted of Hinky Dinky and three stores in the Midwest; and loans to customers, net of payments received, totaling $14.9 million. In 1999, investing activities included: capital expenditures of $52.3 million; business acquisitions of $67.1 million consisting of Erickson's and two stores each in South Carolina and Wyoming; offset by cash proceeds of $30.0 million from the sale of Nash-DeCamp and two dairy operations. Investing activities in 1998 were principally capital expenditures. The Company has funded investing activities from both cash generated from operations and its revolving credit facilities. It expects to continue to use these as its principle sources of future funding.

    In December 2000, the Company completed the refinancing of a revolving credit facility. The new agreement has a five year term and provides a $100 million term loan and $150 million in revolving credit. Borrowings under the credit facility bear interest at Eurodollar rate plus 2% during an initial period and at the option of the Company, either at Eurodollar or Prime rate thereafter, plus an applicable margin increase. The new agreement contains covenants which, among other matters, require the Company to maintain predetermined ratio levels related to interest coverage, fixed charges, leverage and working capital, and restricts sales of assets and capital expenditures in excess of a predetermined percent of revenues.

    In conjunction with the new financing, the Company entered into a swap agreement based on a notional amount of $125 million fixing the interest rate at 6.37%. The following tables provide information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

	Fixed Rate		Variable
(In thousands)	Amount	Rate	Amount	Rate
2001	$2,684	8.5%	$110	8.6%
2002	1,202	8.5%	1,210	8.6%
2003	3,824	8.5%	110	8.7%
2004	634	8.5%	110	8.7%
2005	668	8.5%	127,410	8.7%
thereafter	173,220	8.5%	230	4.6%

	$182,232		$129,180

    The swap agreement with a notional amount of $125.0 million expires in December 2001. In the following table, notional amounts are used to calculate the contractual cash flows to be exchanged under swap agreements (in thousands).

	2000	1999
Pay fixed/receive variable	$125,000	30,000
Average receive rate	6.8%	5.3%
Average pay rate	6.4%	6.5%

    The Company believes that borrowing under the new credit facility, sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company's working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See disclosure set forth under Item 7 under the caption "Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Nash Finch Company:

    We have audited the accompanying consolidated balance sheets of Nash Finch Company and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash Finch Company and subsidiaries at December 30, 2000 and January 1, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP
Minneapolis, Minnesota
February 20, 2001

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Operations

Fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999. (In thousands, expert per share amounts)	2000 (52 weeks)	1999 (52 weeks)	1998 (52 weeks)
Total sales and revenues	$4,015,541	4,123,213	4,160,011
Cost and expenses:
Cost of sales	3,546,516	3,698,752	3,783,661
Selling, general and administrative	361,024	331,221	291,199
Special charges	—	(7,045)	68,471
Depreciation and amortization	46,485	42,619	46,064
Interest expense	34,017	31,213	29,034

Total costs and expenses	3,988,042	4,096,760	4,218,429
Earnings (loss) from continuing operations before income taxes and extraordinary charge	27,499	26,453	(58,418)
Income tax expense (benefit)	11,659	11,216	(18,837)

Earnings (loss) from continuing operations before extraordinary charge	15,840	15,237	(39,581)
Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	—	426
Earnings (loss) from disposal of discontinued operations, including profit (loss) of $1,017 and ($1,800), respectively during the phase out period, net income tax expense (benefit) of $3,587 and ($10,587), respectively	—	4,566	(16,913)

Earnings (loss) before extraordinary charge	15,840	19,803	(56,068)
Extraordinary charge from early extinguishment of debt, net of income tax benefits of $271 and $3,951, respectively	369	—	5,569

Net earnings (loss)	$15,471	19,803	(61,637)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.38	1.35	(3.50)
Earnings (loss) from discontinued operations	—	0.40	(1.46)

Earnings (loss) before extraordinary charge	1.38	1.75	(4.96)
Extraordinary charge from early extinguishment of debt, net of income tax benefit	(0.03)	—	(0.49)

Net earnings (loss) per share	$1.35	1.75	(5.45)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.38	1.34	(3.50)
Earnings (loss) from discontinued operations	—	0.40	(1.46)

Earnings (loss) before extraordinary charge	1.38	1.74	(4.96)
Extraordinary charge from early extinguishment of debt, net of income tax benefit	(0.03)	—	(0.49)

Net earnings (loss) per share	$1.35	1.74	(5.45)

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 30, 2000	January 1, 2000
Assets
Current assets:
Cash	$1,534	16,389
Accounts and notes receivable, net	132,992	154,066
Inventories	270,481	264,232
Prepaid expenses	11,920	11,137
Deferred tax assets	16,612	19,739

Total current assets	433,539	465,563
Investments in affiliates	588	508
Notes receivable, net	31,866	20,712
Property, plant and equipment:
Land	23,002	23,898
Buildings and improvements	135,250	136,119
Furniture, fixtures and equipment	311,199	288,156
Leasehold improvements	74,591	70,071
Construction in progress	6,416	11,073
Assets under capitalized leases	36,993	25,233

	587,451	554,550
Less accumulated depreciation and amortization	(330,935)	(318,924)

Net property, plant and equipment	256,516	235,626
Goodwill, net	113,584	101,751
Other intangible assets, net	20,553	13,652
Investment in direct financing leases	14,372	15,444
Deferred tax asset, net	9,810	9,187

Total assets	$880,828	862,443

Liabilities and Stockholders' Equity
Current liabilities:
Outstanding checks	$52,042	54,974
Current maturities of long-term debt and capitalized lease obligations	4,646	3,117
Accounts payable	188,682	191,749
Accrued expenses	66,016	72,681
Income taxes	13,400	4,806

Total current liabilities	324,786	327,327
Long-term debt	308,618	314,091
Capitalized lease obligations	45,046	33,718
Other liabilities	17,838	14,633
Stockholders' equity:
Preferred stock—no par value
Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value
Authorized 25,000 shares, issued 11,711 and 11,641 shares, respectively	19,518	19,402
Additional paid-in capital	18,564	18,247
Restricted stock	(10)	(57)
Retained earnings	148,254	136,905

	186,326	174,497
Less cost of 226 and 231 shares of common stock in treasury, respectively	(1,786)	(1,823)

Total stockholders' equity	184,540	172,674

Total liabilities and stockholders' equity	$880,828	862,443

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	2000	1999	1998
Operating activities:
Net earnings	$15,471	19,803	(61,637)
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges—non cash portion	—	(7,045)	65,181
Discontinued operations	—	(8,153)	27,500
Depreciation and amortization	46,485	42,619	47,196
Provision for bad debts	7,361	4,388	10,637
Extraordinary charges—extinguishment of debt	640	—	9,520
Deferred income tax expense (benefit)	2,884	17,460	(36,532)
Other	(958)	(4,839)	(1,498)
Changes in operating assets and liabilities, net of acquisitions:
Accounts and notes receivable	23,710	5,964	(3,604)
Inventories	(959)	18,014	23,400
Prepaid expenses	(646)	5,285	6,722
Accounts payable	(6,457)	(5,625)	11,072
Accrued expenses	(9,503)	(36,143)	2,276
Income taxes	8,594	1,422	2,254

Net cash provided by operating activities	86,622	53,150	102,487

Investing activities:
Dividends received	—	—	799
Disposal of property, plant and equipment	16,590	29,606	21,274
Additions to property, plant and equipment	(54,066)	(52,282)	(52,730)
Business acquired, net of cash	(19,985)	(67,082)	(2,908)
Loans to customers	(27,656)	(24,273)	(15,290)
Payments from customers on loans	12,751	26,154	15,554
Sale (repurchase) of receivables	(7,970)	5,070	(250)
Proceeds from sale of dairy operation net of gain	—	12,769	—
Proceeds from sale of Nash-De Camp	—	17,083	—
Other	(5,340)	(1,070)	(4,174)

Net cash used in investing activities	(85,676)	(54,025)	(37,725)

Financing activities:
Proceeds from long-term debt	100,000	1,149	165,000
Proceeds (payments) from revolving debt	(102,700)	10,000	(94,000)
Dividends paid	(4,122)	(4,083)	(8,162)
Payments of short-term debt	—	(5,891)	(5,775)
Payments of long-term debt	(1,492)	(5,924)	(108,608)
Payments of capitalized lease obligations	(1,790)	(1,598)	(1,504)
Extinguishment of debt	(15)	—	(9,378)
(Decrease) increase in outstanding checks	(2,932)	21,645	(2,942)
Other	(2,750)	1,118	522

Net cash provided by (used in) financing activities	(15,801)	16,416	(64,847)

Net increase (decrease) in cash	$(14,855)	15,541	(85)

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Purchase of real estate under capital leases	$16,049	679	—

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Fiscal period ended December 30, 2000 January 1, 2000 and January 2, 1999 (In thousands, except per share amounts)
	Common stock					Treasury stock
			Additional paid-in capital	Retained earnings	Restricted stock			Total stockholders' equity
	Shares	Amount				Shares	Amount
Balance at January 3, 1998	11,575	$19,292	17,648	190,984	(391)	(252)	$(1,915)	225,618
Net earnings (loss)	—	—	—	(61,637)	—	—	—	(61,637)
Dividend declared of $.72 per share	—	—	—	(8,162)	—	—	—	(8,162)
Treasury stock issued upon exercise of options	—	—	47	—	—	4	21	68
Amortized compensation under restricted stock plan	—	—	—	—	72	—	—	72
Repayment of notes receivable from holders of restricted stock	—	—	—	—	206	—	—	206
Distribution of stock pursuant to performance awards	—	—	246	—	—	15	75	321
Treasury stock purchased	—	—	—	—	—	(1)	(16)	(16)
Other	—	—	3	—	—	—	—	3

Balance at January 2, 1999	11,575	19,292	17,944	121,185	(113)	(234)	(1,835)	156,473
Net earnings (loss)	—	—	—	19,803	—	—	—	19,803
Dividend declared of $.36 per share	—	—	—	(4,083)	—	—	—	(4,083)
Common stock issued for employee stock purchase plan	66	110	294	—	—	—	—	404
Amortized compensation under restricted stock plan	—	—	—	—	13	—	—	13
Repayment of notes receivable from holders of restricted stock	—	—	—	—	43	—	—	43
Distribution of stock pursuant to performance awards	—	—	9	—	—	3	12	21

Balance at January 1, 2000	11,641	19,402	18,247	136,905	(57)	(231)	(1,823)	172,674
Net earnings (loss)	—	—	—	15,471	—	—	—	15,471
Dividend declared of $.36 per share	—	—	—	(4,122)	—	—	—	(4,122)
Common stock issued for employee stock purchase plan	70	116	309	—	—	—	—	425
Amortized compensation under restricted stock plan	—	—	—	—	4	—	—	4
Repayment of notes receivable from holders of restricted stock	—	—	—	—	43	—	—	43
Distribution of stock pursuant to performance awards	—	—	8	—	—	5	37	45

Balance at December 30, 2000	11,711	$19,518	18,564	148,254	(10)	(226)	$(1,786)	184,540

See accompanying notes to consolidated financial statements.

(1) Accounting Policies

Fiscal Year

    Nash Finch Company's fiscal year ends on the Saturday nearest to December 31. Fiscal years 2000, 1999 and 1998 each consisted of 52 weeks. The Company's interim quarters consist of 12 weeks except for the third quarter which has 16 weeks.

Principles of Consolidation

    The accompanying financial statements include the accounts of Nash Finch Company (the "Company"), its majority-owned subsidiaries and the Company's share of net earnings of a 50% owned company. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

    In the accompanying financial statements and for purposes of the statements of cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

Revenue Recognition

    Revenues for food distribution and military segments are recognized when product orders placed by customers are shipped. Retail segment revenues are recognized at the point of sale.

Inventories

    Inventories are stated at the lower of cost or market. At December 30, 2000 and January 1, 2000, approximately 85% and 90%, respectively, of the Company's inventories are valued on the last-in, first-out (LIFO) method. During fiscal 2000 and 1999, the Company recorded LIFO credits of $1.1 million and $.9 million, respectively, and a LIFO charge in 1998 of $4.0 million. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $45.1 million and $46.2 million higher at December 30, 2000 and January 1, 2000, respectively.

Capitalization, Depreciation and Amortization

    Property, plant and equipment are stated at cost. Assets under capitalized leases are recorded at the present value of future lease payments or fair market value, whichever is lower. Expenditures which improve or extend the life of the respective assets are capitalized while maintenance and repairs are expensed as incurred. Interest costs primarily associated with expanding warehouses and constructing or remodeling stores in the amount of $.9 million, $.6 million and $.4 million have been capitalized during 2000, 1999 and 1998, respectively.

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

Intangible Assets

    Intangible assets, consisting primarily of goodwill resulting from business acquisitions, are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets ranging from 2-40 years. Amortization expense charged to operations for fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 was $9.6 million, $7.3 million and $6.9 million, respectively. The accumulated amortization of intangible assets was $34.0 million and $25.0 million at December 30, 2000 and January 1, 2000, respectively. The Company re-evaluates the carrying value of intangible assets for impairment annually and/or when factors indicating impairment are present, using an undiscounted operating cash flow assumption.

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

Stock Option Plans

    As permitted by the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. As a result, the Company does not recognize compensation costs if the option price equals or exceeds market price at date of grant. Note (7) of Notes to Consolidated Financial Statements contains a summary of the pro forma effects to reported net earnings and earnings per share had the Company elected to account for employee stock option under SFAS No. 123.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

    The Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which provides guidelines for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The new accounting requirements are effective after March 31, 2001, however, certain disclosures are required for 2000. The Company does not expect the new requirements to materially affect its financial position or results of operations.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and is effective for 2001. Because of its limited use of derivatives, the adoption of the new statement did not have a significant effect on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101—Revenue Recognition ("SAB No. 101"). SAB No. 101 provides specific guidance on recognition, presentation and disclosure of revenue in financial statements. The bulletin was effective in the fourth quarter of 2000 and did not have a significant impact of the Company's financial statements.

(2) Business Acquisitions

    On January 30, 2000, the Company acquired Hinky Dinky Supermarkets, Inc. ("Hinky Dinky") through a cash purchase of all of Hinky Dinky's outstanding capital stock. Hinky Dinky is a majority owner of 12 supermarkets located in Nebraska with annualized sales of approximately $90 million. The acquisition was accounted for as a purchase with a cash purchase price including certain transaction costs totaling $18.7 million. Acquired assets and liabilities assumed have been recorded at their fair values at date of acquisition resulting in goodwill of $14.2 million, which is being amortized on a straight line basis over 40 years. Results of operations are included in the consolidated statements from the date of acquisition.

    On June 10, 1999, the Company acquired Erickson's Diversified Corporation ("Erickson's") through a cash purchase of all of Erickson's outstanding capital stock. Erickson's operates 18 supermarkets in Minnesota and Wisconsin with annual sales of approximately $200 million. In addition to the stores, the acquisition included a number of real estate holdings in the two state market area. The acquisition was accounted for as a purchase, which included a cash purchase price of $59.5 million, transaction costs of $2.1 million, and the assumption of liabilities totaling $35.9 million. Assets acquired and liabilities assumed have been recorded at their fair values at date of acquisition. This allocation has resulted in goodwill of $43.6 million, which is being amortized on a straight line basis over 40 years.

    The following unaudited pro forma information presents a summary of consolidated earnings from continuing operations before extraordinary charge as if the acquisitions had taken place at the beginning of 1999 (in thousands).

	2000	1999
Revenues	$4,022,225	4,262,553
Earnings from continuing operations before extraordinary charge	15,910	15,880
Basic earnings per share	1.39	1.40
Diluted earnings per share	1.38	1.39

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

    In connection with the implementation of the Company's 1998 revitalization plan, the 1998 special charges included $17.0 million to streamline the Company's food distribution operations by closing three warehouses by the end of the third quarter of 1999. The charges, as further detailed below, provided for post-employment and pension benefit costs, write-down to fair value of tangible assets to be disposed of, and other costs to exit the facilities. The Company believed the strategy of closing underutilized warehouses and concentrating sales volume into existing warehouses would improve operational efficiency and lower distribution costs.

    In accordance with the 1998 revitalization plan, the Company completed the closure of its Appleton, Wisconsin distribution center during 1999. During the fourth quarter of 1999, after considering both internal and external factors, the Company decided to indefinitely defer the closure of the remaining two distribution centers scheduled for closing in the 1998 plan. Accordingly, during the fourth quarter of 1999, the Company reversed $12.6 million of the charge recorded in 1998, comprised of accrued exit costs of $5.1 million and asset write-downs of $7.5 million. During 2000, charges of $.5 million were incurred, associated with continued ownership in Appleton, and $.3 million were reversed.

    The following table details the activity associated with the 1998 special charges relative to the food distribution component of the charge:

	Pension & Post Employment Benefits	Write- down of Tangible Assets (1)	Exit Costs	Total
Initial accrual	$5,339	7,995	3,677	17,011
Used in 1998	—	(7,995)	(108)	(8,103)

Balance 1/2/99	5,339	—	3,569	8,908

Used in 1999	(381)	(340)	(968)	(1,689)
Additional accruals in 1999	—	340	—	340
Reversals in 1999	(3,215)	—	(1,931)	(5,146)

Balance 1/1/00	1,743	—	670	2,413

Used in 2000	(2)	—	(478)	(480)
Reversals in 2000	(108)	—	(192)	(300)

Balance 12/30/00	$1,633	—	—	1,633

(1)
During 1999, the Company reversed $7.5 million of the write-down of tangible assets recorded in 1998, as discussed above.

    Under the 1998 special charges, 12 under-performing corporately operated retail stores and one store jointly developed with a food distribution customer were designated for closure and a $9.5 million charge was recorded. During 1999, the Company closed eight stores and, because of improved market conditions, decided to continue to operate a ninth location. In the fourth quarter of 1999, the Company recorded charges of $4.7 million related to four additional stores which were announced for closure. In 1999, activity recorded through the special charge accrual included the following: utilization of $1.9 million to cover continuing lease commitments, exit costs and the write-down of store fixtures and equipment; additional accruals of $.4 million, for on-going efforts to sell or sublease remaining stores; and the reversal of $1.0 million, primarily related to the store remaining open and for certain properties originally scheduled for closure that were sold.

    During 2000, the Company closed six stores and sold a seventh. The final store included in the 1998 charge was closed in the first quarter of 2001. In 2000, activity recorded through the special charge accrual included the following: utilization of $1.8 million to cover continuing lease commitments, exit costs and write-down of store fixtures and equipment; additional accruals of $1.1 million needed for on-going costs associated with certain closed stores not sold or subleased; and the reversal of $.6 million primarily related to post-closing facility costs.

    The following table details 1998 special charge activity relative to the retail component of the charge:

	Lease Commitments	Write- down of Intangible Assets	Write- down of Tangible Assets (1)	Exit Costs	Total
Initial accrual	$3,454	144	3,027	2,883	9,508
Used in 1998	—	(144)	(3,027)	(1,462)	(4,633)

Balance 1/2/99	3,454	—	—	1,421	4,875
Used in 1999	(397)	—	(1,340)	(118)	(1,855)
Additional accruals in 1999	3,282	—	1,340	481	5,103
Reversals in 1999	(532)	—		(461)	(993)

Balance 1/1/00	5,807	—	—	1,323	7,130

Used in 2000	(1,031)	—	(416)	(320)	(1,767)
Additional accruals in 2000	472	—	416	215	1,103
Reversals in 2000	—	—		(569)	(569)

Balance 12/30/00	$5,248	—	—	649	5,897

(1)
During 1999, the Company reversed $.9 million of the write-down of tangible assets recorded in 1998.

    The aggregate 1998 special charges included $34.4 million for the abandonment of assets primarily related to an information system project. Also included in abandoned assets is $1.3 million in unamortized purchased packaging design costs, related to a private label product line that was redesigned.

    The remainder of the special charges consisted of a $10.5 million provision which primarily included $8.2 million related to asset impairment of ten owned retail stores and $2.1 million to write off the Company's equity investment in a joint venture with an independent retailer it continues to service.

    The impact of suspending depreciation on assets to be disposed of is not material. At December 30, 2000, special charge accruals have been included in accrued expenses on the balance sheet.

1997 Charges

    In 1997, the Company recorded special charges totaling $31.3 million impacting the Company's food distribution and retail segments, as well as the produce grocery and marketing segment which was sold in 1999. All actions contemplated by the 1997 plan have been implemented.

    At January 1, 2000, the Company reported remaining accruals of $3.0 million and $1.1 million related to food distribution and retail operations, respectively, included in the 1997 special charges. During 2000, the Company utilized $2.6 million of the food distribution accruals to primarily cover continuing lease costs related to certain closed distribution centers. In addition, costs totaling $.2 million related to closed retail stores were charged to the accrual, while $.2 million in retail accruals were reversed, following the closing of the final two stores in 2000. At December 30, 2000, $.4 million and $.7 million of special charge accruals, primarily related to lease costs at closed locations, remain for food distribution and retail segments, respectively.

    At December 30, 2000, special charge accruals have been included in accrued expenses on the balance sheet.

(4) Accounts and Notes Receivable

    Accounts and notes receivable at the end of fiscal years 2000 and 1999 are comprised of the following components (in thousands):

	2000	1999
Customer notes receivable, current	$10,704	10,010
Customer accounts receivable	123,985	141,955
Other receivables	20,942	24,315
Allowance for doubtful accounts	(22,639)	(22,214)

Net current accounts and notes receivable	$132,992	154,066

Long-term customer receivables	$36,177	23,376
Other noncurrent receivables	4,062	5,552
Allowance for doubtful accounts	(8,373)	(8,216)

Net noncurrent receivables	$31,866	20,712

    Operating results include bad debt expense totaling $7.4 million, $4.4 million and $10.6 million during fiscal years 2000, 1999 and 1998, respectively.

    On December 29, 1997, a Receivable Purchase Agreement (the "Agreement") was executed by the Company, Nash Finch Funding Corporation (NFFC), a wholly-owned, non-consolidated subsidiary of the Company, and a certain third party purchaser ("the Purchaser"). The agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell receivables to NFFC, and NFFC to sell, from time to time, a variable undivided interest in these receivables to the purchaser. The Company records the sale of receivables to NFFC at fair value based upon estimated future cash flows from the securitized receivables. The amount recognized by the Company for the year ended December 30, 2000 was not material. NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and accordingly, maintains an allowance for doubtful accounts. The Company sold $527.6 million and $542.8 million of receivables to NFFC during 2000 and 1999, respectively. As of December 30, 2000 and January 1, 1999, the Company had sold $41.2 million and $50.5 million, respectively, of accounts receivable on a non-recourse basis to NFFC. NFFC sold $33.9 million and $41.8 million of its undivided interest in such receivables to the Purchaser in 2000 and 1999, respectively, subject to specified collateral requirements.

    In 1995, the Company had entered into an agreement with a financial institution which allowed the Company to sell on a revolving basis customer notes receivable with recourse. The remaining balances of such sold notes receivable totaled $1.0 million and $1.7 million at December 30, 2000 and January 1, 2000, respectively. The Company is contingently liable should these notes become uncollectible.

    Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value.

(5) Long-term Debt and Credit Facilities

    Long-term debt at the end of the fiscal years 2000 and 1999 is summarized as follows (in thousands):

	2000	1999
Revolving credit	$27,300	130,000
Term loan 8.375% due in 2005	100,000	—
Senior subordinated debt, 8.5% due in 2008	164,046	163,913
Industrial development bonds, 4.4% to 7.5% due in various installments through 2009	9,430	10,135
Term loan, 9.55% due in 2001	1,250	1,250
Notes payable and mortgage notes, 3% to 11.5% due in various installments through 2003	9,386	10,301

	311,412	315,599
Less current maturities	2,794	1,508

	$308,618	314,091

    On December 19, 2000, the Company completed the refinancing of a revolving credit facility. The new credit agreement has a five-year term and provides a $100 million term loan and $150 million in revolving credit. Borrowings under the credit facility bear interest at Eurodollar rate plus 2.0% during an initial period, and at the option of the Company, either at Eurodollar or prime rate plus an applicable margin thereafter. In addition, the credit agreement requires a commitment commission on the unused portion of the revolving loan not to exceed .5% per annum.

    The new agreement contains financial covenants which, among other matters, require the Company to maintain predetermined ratio levels related to interest coverage, fixed charges, leverage and working capital. The refinancing resulted in the write-off of deferred financing costs, associated with the previous facility, which have been classified as an extraordinary charge of $.4 million, or $.03 per share, net of tax benefit of $.2 million.

    In 1998, in conjunction with a $165.0 million senior subordinated debt offering, the Company prepaid $106.3 million of senior notes, and paid prepayment premiums and wrote off related deferred financing costs totaling $9.5 million. This transaction resulted in an extraordinary charge of $5.6 million, or $.49 per share, net of income tax benefits of $3.9 million.

    At the end of fiscal 2000, the Company had one swap agreement in effect to manage interest rates on a portion of its long-term debt. The agreement, which expires in December 2001, is based on a notional amount of $125.0 million and calls for an exchange of interest payments with the Company receiving payments based on a London Interbank Offered Rate (LIBOR) floating rate, and making payments based on a fixed rate of 6.37%, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received from the counter-party as interest rates change is included in other current assets or liabilities, with the corresponding amount accrued and recognized as an adjustment of interest expense related to the debt.

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

    The Company has outstanding letters of credit in the amounts of $17.5 million and $15.5 million at December 30, 2000 and January 1, 2000, respectively, primarily supporting workers' compensation obligations.

    At December 30, 2000, land in the amount of $3.4 million and buildings and other assets with a depreciated cost of approximately $10.8 million are pledged to secure outstanding mortgage notes and obligations under issues of industrial development bonds. In addition, borrowings under the new credit agreement are collaterized by a security interest in substantially all remaining assets not pledged under other debt agreements, including those of wholly owned subsidiaries.

    Aggregate annual maturities of long-term debt for the five fiscal years after December 30, 2000 are as follows (in thousands):

2001	$2,794
2002	2,412
2003	3,934
2004	744
2005	128,078
2006 and thereafter	$173,450

    Interest paid was $34.5 million, $31.1 million and $29.6 million for fiscal years 2000, 1999 and 1998, respectively.

    Based on borrowing rates currently available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, including current maturities, utilizing discounted cash flows is $267.6 million.

(6) Income Taxes

    Income tax expense (benefit) related to continuing operations is made up of the following components (in thousands):

	2000	1999	1998
Current:
Federal	$5,490	3,698	6,048
State	1,091	795	1,060
Tax credits	(7)	(18)	—
Deferred:	5,085	6,741	(25,945)

Total	$11,659	11,216	(18,837)

    Total income tax expense (benefit) for the fiscal years 2000, 1999 and 1998 was $11.4 million, $14.8 million and $(33.2) million respectively, allocated as follows: (in thousands)

	2000	1999	1998
Income from continuing operations	$11,659	11,216	(18,837)
Discontinued operations	—	3,587	(10,407)
Extraordinary item	(271)	—	(3,951)

Total income tax expense (benefit)	$11,388	14,803	(33,195)

    Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2000	1999	1998
Federal statutory tax rate	35.0%	35.0%	(35.0%)
State taxes, net of federal income tax benefit	4.2	4.5	(2.0)
Dividends received deduction	—	—	(0.4)
Non-deductible goodwill	3.7	2.8	0.9
Adjustment to other income tax accruals	—	—	3.9
Other net	(.5)	0.1	0.4

Effective tax rate	42.4%	42.4%	(32.2)%

    Income taxes refunded were $(.4) million, $(.9) million and $(4.4) million during fiscal years 2000, 1999 and 1998, respectively.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2000, January 1, 2000, and January 2, 1999, are presented below (in thousands):

	2000	1999	1998
Deferred tax assets:
Inventories	$2,794	2,973	2,963
Provision for obligations to be settled in future periods	28,518	29,964	25,225
Discontinued operations	—	—	10,587
Closed locations	7,274	10,819	18,168
Other	758	528	1,782

Total deferred tax assets	39,344	44,284	58,725

Deferred tax liabilities:
Depreciation and amortization	4,958	3,329	457
Acquired asset adjustments for fair values	7,171	9,503	7,686
Accelerated tax deductions	386	2,287	2,260
Other	407	239	96

Total deferred tax liabilities	12,922	15,358	10,499

Net deferred tax asset	$26,422	28,926	48,226

    Temporary differences for obligations to be settled in the future consist of deferred compensation, vacation, health benefits and other expenses which are not deductible for tax purposes until paid.

    The Company has determined a valuation allowance for the net deferred tax asset is not required since it is more likely than not the deferred tax asset will be realized through future reversals of existing taxable temporary differences, future taxable income and tax planning strategies.

(7) Stock Rights and Options

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

    The Company has four stock incentive plans under which incentive stock options, non-qualified stock options and other forms of incentive stock awards have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. Under these plans, outstanding stock options to purchase shares of the Company's common stock, including incentive stock options and non-qualified stock options, have been granted at exercise prices which are not less than 100% of fair market value at date of grant and are exercisable over terms which may not exceed 10 years from the date of grant. At December 30, 2000, 718,103 shares were reserved for the granting of future awards, including stock options, under these plans.

    In 1996, certain members of management exercised rights to purchase restricted stock from the Company at a 25% discount to fair market value. The purchase required a minimum 10% payment in cash with the remaining balance evidenced by a five-year promissory note to the Company. Unearned compensation equivalent to the excess of market value of these shares purchased over the price paid by the recipient at the date of grant, and the unpaid balance of the promissory note, have each been recorded in stockholders' equity.

    Changes in outstanding options during the three fiscal years ended December 30, 2000 are summarized as follows (in thousands):

	Shares	Weighted Average Option Price Per Share
Options outstanding January 3, 1998	292	$17.24
Exercised	(4)	16.58
Forfeited	(33)	16.83
Granted	255	16.48
Options outstanding January 2, 1999	510	16.89
Exercised	—	—
Forfeited	(165)	17.27
Granted	268	8.54
Options outstanding January 1, 2000	613	13.15
Exercised	—	—
Forfeited	(188)	9.72
Granted	519	9.01
Options outstanding December 30, 2000	944	$11.56
Options exercisable at:
December 30, 2000	296,100	$14.12
January 1, 2000	207,760	14.62

    Remaining average contractual life of options outstanding at December 30, 2000 was 2.5 years, with exercise prices ranging from $7.25 to $18.88.

    The weighted average fair value of options granted during 2000, 1999 and 1998 are $1.99, $1.67 and $3.41, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model assuming a weighted average risk-free interest rate of 4.8%, an expected dividend yield of 3.85%, expected lives of two and one-half years and volatility of 38%. Had compensation expense for stock options been determined based on the fair value method (instead of intrinsic value method) at the grant dates for awards, the Company's 2000 and 1999 net earnings and earnings per share would have decreased by $.3 million or $.03 per share and $.2 million or $.02 per share, respectively.

(8) Earnings per Share

    The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

	2000	1999	1998
Numerator:
Earnings (loss) from continuing operations before extraordinary charge	$15,840	15,237	(39,581)

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,443	11,333	11,318
Effect of dilutive contingent shares	52	76	—

Denominator for diluted earnings per share (adjusted weighted-average shares)	11,495	11,409	11,318

Basic earnings (loss) per share from continuing operations	$1.38	1.35	(3.50)

Diluted earnings (loss) per share from continuing operations	$1.38	1.34	(3.50)

(9) Lease and Other Commitments

    A substantial portion of the store and warehouse properties of the Company are leased. The following table summarizes assets under capitalized leases (in thousands):

	2000	1999
Buildings and improvements	$36,993	25,233
Less accumulated amortization	(11,348)	(12,192)

Net assets under capitalized leases	$25,645	13,041

    Total future minimum sublease rentals related to operating and capital lease obligations as of December 30, 2000 are $114.7 million and $28.5 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At December 30, 2000, future minimum rental payments under non-cancelable leases and subleases are as follows (in thousands):

	Operating leases	Capital leases
2001	$29,141	6,502
2002	26,715	6,496
2003	24,423	6,465
2004	22,140	6,425
2005 and thereafter	114,869	62,588

Total minimum lease payments	$217,288	88,476
Less imputed interest (rates ranging from 7.04% to 16.0%)		41,578

Present value of net minimum lease payments		46,898
Less current maturities		(1,852)

Capitalized lease obligations		$45,046

    Total rental expense under operating leases for fiscal years 2000, 1999 and 1998 is as follows (in thousands):

	2000	1999	1998
Total rentals	$43,431	42,919	44,320
Less real estate taxes, insurance and other occupancy costs	(2,692)	(1,950)	(2,357)

Minimum rentals	40,739	40,969	41,963
Contingent rentals	51	(128)	(154)
Sublease rentals	(15,575)	(14,972)	(16,358)

	$25,215	25,869	25,451

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

(10) Concentration of Credit Risk

    The Company provides financial assistance in the form of loans to some of its independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. In addition, the Company may guarantee lease and promissory note obligations of retailers.

    As of December 30, 2000, the Company has guaranteed outstanding promissory note obligations of three retailers in the amounts of $10.3 million, $7.9 million and $4.4 million, respectively. The

Company has guaranteed certain lease and promissory note obligations of retailers aggregating approximately $30.7 million.

    The Company establishes allowances for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts.

(11) Long-Term Compensation Plans

    The Company has a profit sharing plan covering substantially all employees meeting specified requirements. Contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performances. Profit sharing expense for 2000, 1999 and 1998 was $3.3 million, $3.6 million and $3.9 million, respectively.

    Certain officers and key employees are participants in a deferred compensation plan providing fixed benefits payable in equal monthly installments upon retirement. Annual contributions to the deferred compensation plan, which are based on Company performance, were expensed. The Company made no contributions in 2000 and 1998, but contributed $.4 million to the plan in 1999. Effective as of January 1, 2000, the plan was amended to provide that no participants would be selected, and no contributions would be made, for years beginning after December 31, 1999.

    Effective as of January 1, 2000, the Company adopted a Supplemental Executive Retirement Plan ("SERP") for certain key employees and executive officers. Participants are selected annually. On the last day of the calendar year, each participant's SERP account is credited with an amount equal to 20% of the base salary for the year. Active participants in the deferred compensation plan at December 31, 1999, could elect to have amounts credited to their SERP account. Benefits payable under the SERP vest upon attaining age 65, and at age 60 for participants who have chosen conversion of their deferred compensation plan as to the amount converted. Compensation expense related to the plan was $.5 million in 2000.

(12) Pension and Other Post-retirement Benefits

    The Company has a qualified non-contributory retirement plan to provide retirement income for certain eligible full-time employees who are not covered by a union retirement plan. Pension benefits under the plan are based on length of service and compensation. The Company contributes amounts necessary to meet minimum funding requirements. During 1997, the Company formalized a curtailment plan affecting all participants under the age of 55. All employees impacted by the curtailment were transferred into the Company's existing defined contribution plan effective January 1, 1998.

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

    The actuarial present value of benefit obligations and funded plan status of December 30, 2000 and January 1, 2000 were (in thousands):

	Pension Benefits		Other Benefits
Change in benefit obligation	2000	1999	2000	1999
Benefit obligation at beginning of year	$(33,595)	(39,586)	(8,702)	(8,893)
Service cost	(92)	(144)	(887)	(402)
Interest cost	(2,675)	(2,591)	(1,509)	(620)
Amendment	—	—	(1,291)	(551)
Participant contributions	—	—	(727)	—
Actuarial (loss) gain	(1,889)	6,342	(12,583)	1,069
Benefits paid	2,617	2,384	3,299	695

Benefit obligation at end of year	$(35,634)	(33,595)	(22,400)	(8,702)
Change in plan assets
Fair value of plan assets at beginning of year	40,740	39,220	—	—
Actual return on plan assets	674	3,904	—	—
Contributions to plan	2	—	3,298	695
Benefits paid	(2,617)	(2,384)	(3,298)	(695)

Fair value of plan assets at end of year	$38,799	40,740	—	—

Funded status	3,165	7,145	(22,400)	(8,702)
Unrecognized actuarial loss (gain)	(260)	(4,398)	10,682	(1,473)
Unrecognized transition obligation	—	—	2,972	3,219
Unrecognized prior service cost	(105)	(121)	1,046	—

Prepaid (accrued) benefit cost	$2,800	2,626	(7,700)	(6,956)

	Pension Benefits		Other Benefits
	2000	1999	2000	1999
Weighted-average assumptions as of December 30, 2000
Discounted rate	7.75%	8.25%	7.75%	8.25%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	5.00%	5.00%	—	—

    The aggregate costs for the Company's retirement benefits included the following components (in thousands):

Components of net periodic benefit cost (income)

	Pension Benefits			Other Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$92	144	199	887	402	376
Interest cost	2,675	2,591	2,630	1,509	620	560
Expected return on plan assets	(2,900)	(3,042)	(2,867)	—	—	—
Amortization of prior service costs	(15)	(15)	(12)	—	—	—
Amortization of unrecognized transition obligation	—	—	—	688	248	248
Amortization of unrecognized net gain (loss)	(24)	—	—	—	—	—

Net periodic benefit cost (income)	$(172)	(322)	(50)	3,084	1,270	1,184

    Assumed health care cost trend rates have a significant effect on the 2000 amounts reported for the health care plans. The assumed annual rate of future increases in per capita cost of health care benefits was 8.0% in fiscal 2000 declining gradually to 5.5% in 2005 and thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$462	(368)
Effect on post-retirement benefit obligation	3,431	(2,786)

    Approximately 3.8% of the Company's employees are covered by collectively-bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. The Company does not have the information available to determine its share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans during 2000, 1999 and 1998 were $2.3 million, $2.5 million and $2.9 million, respectively.

(13) Segment Information

    The Company and its subsidiaries sell and distribute products that are typically found in supermarkets. The Company has three reportable operating segments. The Company's food distribution segment consists of 15 distribution centers that sell to independently operated retail food stores, 118 corporately operated retail food stores, and institutional customers. The retail segment consists of corporately operated stores that sell directly to the consumer. The military distribution segment consists of two distribution centers that sell products to military commissaries.

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

    Inter-segment sales and transfers are recorded on a cost plus markup basis. For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 2000, 36% of such warehouse operational profits were allocated to retail operations compared to 24% and 21% in 1999 and 1998, respectively. Prior year's segment information has been restated to reflect a change in the method of allocating marketing revenues, as well as to allocate the military management fee to the military segment.

Schedules

Year End December 30, 2000 (in thousands)	Food Distribution	Retail	Military	All Other[1]	Totals
Revenue from external customers	$1,993,356	1,029,955	972,484	5,130	4,000,925
Inter-segment revenue	580,503	—	—	3,713	584,216
Interest revenue	(2,724)	(349)	—	—	(3,073)
Interest expense (includes capital lease interest)	2,502	748	—	—	3,250
Depreciation expense	14,562	12,263	1,888	429	29,142
Segment profit (loss)	47,819	33,290	21,588	(36)	102,661
Assets	401,990	164,202	137,155	2,418	705,765
Expenditures for long-lived assets	10,467	33,931	875	806	46,079
Year End January 1, 2000 (in thousands)	Food Distribution	Retail	Military	All Other[1]	Totals
Revenue from external customers	$2,280,912	856,551	963,304	4,698	4,105,465
Inter-segment revenue	505,976	—	—	4,457	510,433
Interest revenue	(3,050)	(229)	—	1	(3,278)
Interest expense (includes capital lease interest)	2,611	596	—	—	3,207
Depreciation expense	15,508	9,061	2,077	385	27,031
Segment profit (loss)	42,472	18,038	20,736	(368)	80,878
Assets	417,199	144,890	140,667	2,786	705,542
Expenditures for long-lived assets	12,696	26,123	680	8	39,507
Year End January 2, 1999 (in thousands)	Food Distribution	Retail	Military	All Other[1]	Totals
Revenue from external customers	$2,491,736	738,018	916,819	3,004	4,149,577
Inter-segment revenue	443,061	—	—	2,628	445,689
Interest revenue	(3,431)	(37)	—	—	(3,468)
Interest expense (includes capital lease interest)	2,910	15	—	—	2,925
Depreciation expense	17,916	9,794	2,250	119	30,079
Segment profit (loss)	46,195	7,904	19,566	(205)	73,460
Assets	460,996	96,765	139,388	2,553	699,702
Expenditures for long-lived assets	7,987	9,327	1,550	4	18,868

1
Revenue reported in All Other is attributable to a trucking transport business.

Reconciliation (In thousands)

	2000	1999	1998
Revenues
Total external revenue for segments	$4,000,925	4,105,465	4,149,577
Inter-segment revenue from reportable segments	584,216	510,433	445,689
Unallocated amounts	14,616	17,748	10,434
Elimination of inter-segment revenue	(584,216)	(510,433)	(445,689)

Total consolidated revenues	$4,015,541	4,123,213	4,160,011

Profit or Loss
Total profit for segments	$102,661	80,878	73,460
Unallocated amounts:
Adjustment of LIFO reserve	1,092	859	(3,975)
Unallocated corporate overhead	(76,254)	(62,329)	(59,432)
Special charges	—	7,045	(68,471)

Income from continuing operations before income taxes	$27,499	26,453	(58,418)

Assets
Total assets for segments	$705,765	705,542	699,702
Assets of a discontinued operation	—	—	30,236
Unallocated corporate assets	226,959	206,557	180,273
Accumulated LIFO reserves	(45,092)	(46,184)	(47,043)
Elimination of intercompany receivables	(6,804)	(3,472)	(30,106)
Other elimination	—	—	33

Total consolidated assets	$880,828	862,443	833,095

Other Significant Items—2000

	Segment Totals	Adjustments	Consolidated Totals
Depreciation	$29,142	17,343	46,485
Interest revenue	3,073	1,502	4,575
Interest expense	3,250	30,767	34,017
Expenditures for long-lived assets	46,079	7,987	54,066

Other Significant Items—1999

	Segment Totals	Adjustments	Consolidated Totals
Depreciation	$27,031	15,588	42,619
Interest revenue	3,278	2,029	5,307
Interest expense	3,207	28,006	31,213
Expenditures for long-lived assets	39,507	12,775	52,282

Other Significant Items—1998

	Segment Totals	Adjustments	Consolidated Totals
Depreciation	$30,079	15,985	46,064
Interest revenue	3,468	1,358	4,826
Interest expense	2,925	26,109	29,034
Expenditures for long-lived assets	18,868	33,862	52,730

    The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. The Company's market areas are in the Midwest, Mid-Atlantic and Southeast United States.

(14) Sale of Subsidiaries

    On July 31, 1999 the Company sold the outstanding stock of its wholly-owned produce growing and marketing subsidiary, Nash-De Camp, to Agriholding, Inc., of Pebble Beach, California. Nash-De Camp has previously been reported as a discontinued operation following a fourth quarter 1998 decision to sell the subsidiary.

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

(15) Subsidiary Guarantees

    The following table presents summarized combined financial information for certain wholly owned subsidiaries which guarantee on a full unconditional and joint and several basis, $165.0 million of senior subordinated notes due May 1, 2008, which were offered and sold by the Company on April 24, 1998:

    Summarized financial information for the year ended December 30, 2000 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Current assets	$282,800	146,946	3,793	433,539
Non-current assets	554,965	106,331	(214,007)	447,289
Current liabilities	293,911	42,764	(11,889)	324,786
Non-current liabilities	334,370	44,944	(7,812)	371,502
Sales and revenues	2,982,339	1,191,017	(157,815)	4,015,541
Operating expenses	2,967,828	1,178,029	(157,815)	3,988,042
Operating profit	14,511	12,988	—	27,499
Net earnings	8,005	7,466	—	15,471

    Summarized financial information for the year ended January 1, 2000 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Current assets	$299,524	149,631	16,408	465,563
Non-current assets	504,216	102,580	(209,916)	396,880
Current liabilities	275,304	63,513	(11,490)	327,327
Non-current liabilities	327,992	46,498	(12,048)	362,442
Sales and revenues	3,040,840	1,141,533	(59,160)	4,123,213
Operating expenses	3,022,830	1,133,090	(59,160)	4,096,760
Operating profit	16,095	10,358	—	26,453
Net earnings	13,837	5,966	—	19,803

    Summarized financial information for year ended January 3, 1999 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Sales and revenues	$3,103,002	1,060,331	(3,322)	4,160,011
Operating expenses	3,165,361	1,056,390	(3,322)	4,218,429
Operating profit (loss)	(67,091)	8,673	—	(58,418)
Net earnings (loss)	(63,107)	1,470	—	(61,637)

    Non-guarantor subsidiaries, all of which are wholly owned, are inconsequential.

NASH FINCH COMPANY AND SUBSIDIARIES

Quarterly Financial Information (Unaudited)

A summary of quarterly financial information is presented. (In thousands per share amounts)
	First Quarter 12 Weeks		Second Quarter 12 Weeks		Third Quarter 16 Weeks		Fourth Quarter 12 Weeks
	2000	1999	2000	1999	2000	1999	2000	1999
Net sales and other revenue	$892,673	934,797	917,662	935,950	1,220,468	1,289,156	984,738	963,310
Cost of sales	789,972	845,076	810,554	841,695	1,077,562	1,150,964	868,428	861,017
Earnings from continuing operations before income taxes and extraordinary charge	3,910	2,070	7,568	3,943	6,968	6,038	9,053	14,402
Income taxes	1,658	878	3,209	1,671	2,954	2,561	3,838	6,106
Net earnings from continuing operations before extraordinary charge	2,252	1,192	4,359	2,272	4,014	3,477	5,215	8,296
Earnings from disposal of discontinued operations, net of income tax	—	—	—	—	—	4,566	—	—
Earnings before extraordinary charge	2,252	1,192	4,359	2,272	4,014	8,043	5,215	8,296
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	—	—	—	—	—	369	—
Net earnings	2,252	1,192	4,359	2,272	4,014	8,043	4,846	8,296
Percent to sales and revenues	0.25	0.13	0.48	0.24	0.33	0.62	0.49	0.86
Basic earnings per share
Earnings from continuing operations before extraordinary charge	$.20	.11	.38	.20	.35	.31	.45	.73
Earnings before extraordinary charge	$.20	.11	.38	.20	.35	.71	.45	.73
Net earnings	$.20	.11	.38	.20	.35	.71	.42	.73
Diluted earnings per share
Earnings from continuing operations before extraordinary charge	$.20	.11	.38	.20	.35	.31	.45	.73
Earnings before extraordinary charge	$.20	.11	.38	.20	.35	.71	.45	.73
Net earnings	$.20	.11	.38	.20	.35	.71	.42	.73

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. DIRECTORS OF THE REGISTRANT.

    The information under the captions "Election of Directors—Information About Directors and Nominees" and "Election of Directors—Other Information About Directors and Nominees" in the Company's 2001 Proxy Statement is incorporated herein by reference.

B. EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

C. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934.

    Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information under the captions "Election of Directors—Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information under the captions "Election of Directors—Other Information About Directors and Nominees" and "Certain Transactions" in the Company's 2001 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. FINANCIAL STATEMENTS.

  The following financial statements are included in this report on the pages indicated:

  Independent Auditors' Report—page 18

  Consolidated Statements of Operations for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999—page 19

  Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000—page 20

  Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999—page 21

  Consolidated Statements of Stockholders' Equity for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999—page 22

  Notes to Consolidated Financial Statements—pages 23 to 40

B. FINANCIAL STATEMENT SCHEDULES.

    The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above:

  Valuation and Qualifying Accounts—page 44

  Other Schedules. Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

C. EXHIBITS.

    The exhibits to this Report are listed in the Exhibit Index on pages 46 to 49 herein.

    A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 26, 2001, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

    The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

  1.
  Nash Finch Profit Sharing Plan—1994 Revision and Nash Finch Profit Sharing Trust Agreement (as restated effective January 1, 1994) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

  2.
  Nash Finch Profit Sharing Plan—1994 Revision—First Declaration of Amendment (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-785)).

  3.
  Nash Finch Profit Sharing Plan—1994 Revision—Second Declaration of Amendment (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

  4.
  Nash Finch Profit Sharing Plan—1994 Revision—Third Declaration of Amendment (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

  5.
  Nash Finch Profit Sharing Plan—1994 Revision—Fourth Declaration of Amendment (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

  6.
  Nash Finch Profit Sharing Plan—1994 Revision—Fifth Declaration of Amendment (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785)).

  7.
  Nash Finch Profit Sharing Plan—1994 Revision—Sixth Declaration of Amendment (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 7, 2000 (File No. 0-785)).

  8.
  Nash Finch Profit Sharing Plan—1994 Revision—Seventh Declaration of Amendment (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended October 7, 2000 (File No. 0-785)).

  9.
  Nash Finch Profit Sharing Plan—1994 Revision—Eighth Declaration of Amendment (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended October 7, 2000 (File No. 0-785)).

  10.
  Nash Finch Profit Sharing Plan—1994 Revision—Ninth Declaration of Amendment (filed herewith).

  11.
  Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended and restated effective December 31, 1993) (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

  12.
  Excerpts from resolutions adopted February 25, 2000 by the Compensation Committee of the Board of Directors amending the Nash Finch Executive Incentive Bonus and Deferred Compensation Plan effective as of January 1, 2000 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).

  13.
  Nash Finch Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).

  14.
  Excerpts from minutes of the November 11, 1986 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785)).

  15.
  Excerpts from minutes of the November 21, 1995 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

  16.
  Excerpts from minutes of the April 9, 1996 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

  17.
  Excerpts from minutes of the November 19, 1996 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

  18.
  Excerpts from minutes of the November 17, 1998 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785)).

  19.
  Excerpts from minutes of the February 22, 2000 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785)).

  20.
  Form of letter agreement specifying benefits in the event of termination of employment following a change in control of Nash Finch (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785)).

  21.
  Nash Finch Income Deferral Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).

  22.
  Nash Finch 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785)).

  23.
  Nash Finch 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 2000 (File No. 0-785)).

  24.
  Nash Finch 1995 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 2000 (File No. 0-785)).

  25.
  Nash Finch 1997 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785)).

  26.
  Nash Finch 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).

D. REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 30, 2000.

Schedule II

NASH FINCH COMPANY and SUBSIDARIES
Valuation and Qualifying Accounts
Fiscal Years ended December 30, 2000, January 1, 2000 and January 2, 1999
(In thousands)

		Additions
				Charged (credited) to other accounts
Description	Balance at beginning of year	Charged to costs and expenses	Due to acquisitions			Deductions		Balance at end of year
52 weeks ended January 2, 1999:
Allowance for doubtful receivables (c)	$26,668	10,637	—	7	(a)	2,895	(b)	34,417
Provision for losses relating to leases on closed locations	4,317	4,205				2,286	(d)	6,236

	$30,985	14,842	—	7		5,181		40,653

52 weeks ended January 1, 2000:
Allowance for doubtful receivables (c)	$34,417	4,388	280	268	(a)	8,325 598	(b) (e)	30,430
Provision for losses relating to leases on closed locations	6,236	1,915				2,501	(d)	5,650

	$40,653	6,303	280	268		11,424		36,080

52 weeks ended December 30, 2000:
Allowance for doubtful receivables (c)	$30,430	7,361	—	23	(a)	6,802	(b)	31,012
Provision for losses relating to leases on closed locations	5,650	4,272	—	—		3,847	(d)	6,075

	$36,080	11,633	—	23		10,649		37,087

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

Dated: March 23, 2001	NASH-FINCH COMPANY
	By	/s/ RON MARSHALL Ron Marshall President, Chief Executive Officer, and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 23, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ RON MARSHALL Ron Marshall, President, Chief Executive Officer (Principal Executive Officer) and Director	/s/ LEANNE M. STEWART LeAnne M. Stewart, Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)
/s/ ROBERT B. DIMOND Robert B. Dimond, Senior Vice President and Chief Financial Officer	/s/ CAROLE F. BITTER Carole F. Bitter, Director (Principal Financial Officer)
/s/ JAMES L. DONALD James L. Donald, Director	/s/ RICHARD A. FISHER Richard A. Fisher, Director
/s/ JERRY L. FORD Jerry L. Ford, Director	/s/ ALLISTER P. GRAHAM Allister P. Graham, Director
John H. Grunewald, Director	/s/ RICHARD G. LAREAU Richard G. Lareau, Director
/s/ ROBERT F. NASH Robert F. Nash, Director	/s/ JEROME O. RODYSILL Jerome O. Rodysill, Director
/s/ LAURA STEIN Laura Stein, Director	/s/ JOHN E. STOKLEY John E. Stokley, Director
/s/ WILLIAM R. VOSS William R. Voss, Director

NASH FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended December 30, 2000

Item No.	Item	Method of Filing
2.1	Agreement and Plan of Merger dated as of October 8, 1996 among the Company, NFC Acquisition Corporation, and Super Food Services, Inc.	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 22, 1996 (File No. 0-785).
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785).
3.2	Amendment to Restated Certificate of Incorporation of the Company, effective May 29, 1986	Incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 4, 1986 (File No. 0-785).
3.3	Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 33-14871).
3.4	Bylaws of the Company, as amended effective November 21, 1995	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785).
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Norwest Bank Minnesota, National Association	Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated February 13, 1996 (File No. 0-785).
4.2	Indenture dated as of April 24, 1998 between the Company, the Guarantors, and U.S. Bank Trust National Association	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed May 22, 1998 (File No. 333-53363).
4.3	Form of Company's 8.5% Senior Subordinated Notes due 2008 Series A	Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 1998 (File No. 0-785).
4.4	Form of Company's 8.5% Senior Subordinated Notes due 2008 Series B	Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 1998 (File No. 0-785).
4.5	First Supplemental Indenture dated as of June 10, 1999 between the Company, the Subsidiary Guarantors, Erickson's Diversified Corporation and U.S. Bank Trust National Association	Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785).

10.1
	Credit Agreement dated as of October 8, 1996 among the Company, NFC Acquisition Corp., Harris Trust and Savings Bank, as Administrative Agent, and Bank of Montreal and PNC Bank, N.A., as Co-Syndication Agents ("Credit Agreement")	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 5, 1996 (File No. 0-785).
10.2	First Amendment to Credit Agreement dated as of December 18, 1996	Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785).
10.3	Second Amendment to Credit Agreement dated as of November 10, 1997	Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785).
10.4	Third Amendment to the Credit Agreement dated as of March 24, 1998	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 28, 1998 (File No. 0-785).
10.5	Fourth Amendment to the Credit Agreement dated as of February , 1999	Incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785).
10.6	Fifth Amendment to the Credit Agreement dated as of May 28, 1999	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 9, 1999 (File No. 0-785).
10.7	Credit Agreement dated as of December 19, 2000 among the Company, Bankers Trust Company, as administrative agent, and various lenders	Filed herewith.
10.8	Nash Finch Profit Sharing Plan — 1994 Revision and Nash Finch Profit Sharing Trust Agreement (as restated effective January 1, 1994)	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785).
10.9	Nash Finch Profit Sharing Plan — 1994 Revision — First Declaration of Amendment	Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-785).
10.10	Nash Finch Profit Sharing Plan — 1994 Revision — Second Declaration of Amendment	Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785).
10.11	Nash Finch Profit Sharing Plan — 1994 Revision — Third Declaration of Amendment	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785).
10.12	Nash Finch Profit Sharing Plan — 1994 Revision — Fourth Declaration of Amendment	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785).

10.13	Nash Finch Profit Sharing Plan — 1994 Revision — Fifth Declaration of Amendment	Incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 (File No. 0-785).
10.14	Nash Finch Profit Sharing Plan — 1994 Revision — Sixth Declaration of Amendment	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 7, 2000 (File No. 0-785).
10.15	Nash Finch Profit Sharing Plan — 1994 Revision — Seventh Declaration of Amendment	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended October 7, 2000 (File No. 0-785).
10.16	Nash Finch Profit Sharing Plan — 1994 Revision — Eighth Declaration of Amendment	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended October 7, 2000 (File No. 0-785).
10.17	Nash Finch Profit Sharing Plan — 1994 Revision — Ninth Declaration of Amendment	Filed herewith.
10.18	Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended and restated effective December 31, 1993)	Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785).
10.19
	Excerpts from resolutions adopted by the Compensation Committee of the Board of Directors on February 25, 2000 amending the Nash Finch Executive Incentive Bonus and Deferred Compensation Plan effective January 1, 2000.	Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785).
10.20	Excerpts from minutes of the November 11, 1986 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended, effective January 2, 1966	Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785).
10.21	Excerpts from minutes of the November 21, 1995 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785).
10.22	Excerpts from minutes of the April 9, 1996 meeting of the Board of Directors regarding director compensation	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785).
10.23	Excerpts from minutes of the November 19, 1996 meeting of the Board of Directors regarding director compensation	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785).

10.24	Excerpts from minutes of the November 17, 1998 meeting of the Board of Directors regarding director compensation	Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785).
10.25	Excerpts from minutes of the February 22, 2000 meeting of the Board of Directors regarding director compensation	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785).
10.26	Form of Letter Agreement Specifying Benefits in the Event of Termination of Employment Following a Change in Control of Company	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785).
10.27	Nash Finch Income Deferral Plan	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785).
10.28	Nash Finch 1994 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785).
10.29	Nash Finch 2000 10.30 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 2000 (File No. 0-785).
10.30	Nash Finch 1995 Director Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 2000 (File No. 0-785).
10.31	Nash Finch 1997 Non-Employee Director Stock Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785).
10.32	Nash Finch 1999 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785).
10.33	Nash Finch Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 785).
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of Ernst & Young LLP	Filed herewith.
99.1	Risk Factors	Filed herewith.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  1. Fiscal 2000 vs. 1999
  2. Fiscal 1999 vs. 1998
  3. Special Charges
  4. EBITDA
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NASH FINCH COMPANY AND SUBSIDIARIES Consolidated Statements of Operations
NASH FINCH COMPANY AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except per share amounts)
NASH FINCH COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
NASH FINCH COMPANY AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
NASH FINCH COMPANY AND SUBSIDIARIES Quarterly Financial Information (Unaudited)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
NASH FINCH COMPANY and SUBSIDARIES Valuation and Qualifying Accounts Fiscal Years ended December 30, 2000, January 1, 2000 and January 2, 1999 (In thousands)
SIGNATURES
NASH FINCH COMPANY EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 30, 2000