Form 10-Q
period 2001-03-24
NASH FINCH CO
filed 2001-05-04
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve weeks ended March 24, 2001
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
☐	OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-785

NASH-FINCH COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	41-0431960
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7600 France Ave. South, Edina, Minnesota	55435
(Address of principal executive offices)	(Zip Code)

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

YES ☒	NO ☐

As of April 26, 2001, 11,607,647 shares of Common Stock of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

             This report is for the twelve week interim period beginning December 31, 2000, through March 24, 2001.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 24,	March 25,
	2001	2000

Total sales and revenues	$908,005	877,395

Cost and expenses:
Cost of sales	803,384	781,834
Selling, general and administrative	80,218	74,167
Depreciation and amortization	10,647	9,881
Interest expense	8,202	7,603
Total costs and expenses	902,451	873,485

Earnings before income taxes	5,554	3,910

Income taxes	2,299	1,658

Net earnings	$3,255	2,252

Basic earnings per share:	$0.28	0.20

Diluted earnings per share:	0.28	0.20

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	11,508	11,406
Diluted	11,729	11,411

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 24,	December 30,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash	$1,421	1,534
Accounts and notes receivable, net	122,859	132,992
Inventories	265,299	270,481
Prepaid expenses	15,944	11,920
Deferred tax assets	17,600	16,612
Total current assets	423,123	433,539

Investments in affiliates	446	588
Notes receivable, net	36,583	31,866

Property, plant and equipment:
Land	25,056	23,002
Buildings and improvements	153,072	135,250
Furniture, fixtures and equipment	311,620	311,199
Leasehold improvements	68,259	74,591
Construction in progress	1,922	6,416
Assets under capitalized leases	40,860	36,993
	600,789	587,451
Less accumulated depreciation and amortization	(336,698)	(330,935)
Net property, plant and equipment	264,091	256,516

Goodwill, net	114,182	113,584
Investment in direct financing leases	14,163	14,372
Deferred tax asset, net	8,789	9,810
Other assets	22,280	20,553
Total assets	$883,657	880,828

Liabilities and Stockholders' Equity
Current liabilities:
Outstanding checks	$43,495	52,042
Current maturities of long-term debt and capitalized lease obligations	5,174	4,646
Accounts payable	182,607	188,682
Accrued expenses	74,527	66,016
Income taxes	13,756	13,400
Total current liabilities	319,559	324,786

Long-term debt	311,670	308,618
Capitalized lease obligations	48,639	45,046
Other liabilities	16,676	17,838
Stockholders' equity:
Preferred stock - no par value
Authorized 500 shares; none issued	-	-
Common stock of $1.66 2/3 par value
Authorized 25,000 shares, issued 11,764 and 11,711 shares, respectively	19,608	19,518
Additional paid-in capital	19,465	18,564
Restricted stock	(9)	(10)
Accumulated other comprehensive income	(970)	-
Retained earnings	150,465	148,254
	188,559	186,326
Less cost of 159 and 226 shares of common stock in treasury, respectively	(1,446)	(1,786)
Total stockholders' equity	187,113	184,540

Total liabilities and stockholders' equity	$883,657	880,828

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twelve Weeks Ended
	March 24,	March 25,
	2001	2000
Operating activities:
Net earnings	$3,255	2,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,647	9,881
Provision for bad debts	982	2,744
Deferred income tax expense	718	1,162
Other	(679)	240
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	13,911	31,480
Inventories	6,540	6,827
Prepaid expenses	(3,989)	(3,065)
Accounts payable	(6,076)	(19,490)
Accrued expenses	6,518	(2,544)
Income taxes	357	933
Net cash provided by operating activities	32,184	30,420

Investing activities:
Disposal of property, plant and equipment	519	1,917
Additions to property, plant and equipment	(12,999)	(8,183)
Business acquired, net of cash	(1,070)	(19,483)
Loans to customers	(6,468)	(3,253)
Payments from customers on loans	1,205	3,426
Repurchase of receivables	(4,325)	(6,700)
Other	(3,917)	(778)
Net cash used in investing activities	(27,055)	(33,054)

Financing activities:
Proceeds from long-term debt	2,307	-
Proceeds from revolving debt	1,700	8,000
Dividends paid	(1,044)	(1,028)
Payments of long-term debt	(209)	(167)
Payments of capitalized lease obligations	(147)	(371)
Increase in outstanding checks	(8,547)	(7,218)
Other	698	288

Net cash used in financing activities	(5,242)	(496)
Net decrease in cash	$(113)	(3,130)

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities
Purchase of real estate under capital leases	$3,866	-

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Fiscal period ended March 24, 2001
December 30, 2000 and January 1, 2000
(In thousands, except per share amounts)
					Accumulated other compre-hensive
			Additional paid-in						Total stock- holders'
	Common stock			Retained		Restricted	Treasury stock
	Shares	Amount	capital	earnings	income	stock	Shares	Amount	equity

Balance at January 2, 1999	11,575	$19,292	17,944	121,185	-	(113)	(234)	$(1,835)	156,473
Net earnings	-	-	-	19,803	-	-	-	-	19,803
Dividend declared of $.36 per share	-	-	-	(4,083)	-	-	-	-	(4,083)
Common stock issued for employee stock purchase plan	66	110	294	-	-	-	-	-	404
Amortized compensation under restricted stock plan	-	-	-	-	-	13	-	-	13
Repayment of notes receivable from holders of restricted stock	-	-	-	-	-	43	-	-	43
Distribution of stock pursuant to performance awards	-	-	9	-	-	-	3	12	21

Balance at January 1, 2000	11,641	19,402	18,247	136,905	-	(57)	(231)	(1,823)	172,674
Net earnings	-	-	-	15,471	-	-	-	-	15,471
Dividend declared of $.36 per share	-	-	-	(4,122)	-	-	-	-	(4,122)
Common stock issued for employee stock purchase plan	70	116	309	-	-	-	-	-	425
Amortized compensation under restricted stock plan	-	-	-	-	-	4	-	-	4
Repayment of notes receivable from holders of restricted stock	-	-	-	-	-	43	-	-	43
Distribution of stock pursuant to performance awards	-	-	8	-	-	-	5	37	45

Balance at December 30, 2000	11,711	19,518	18,564	148,254	-	(10)	(226)	(1,786)	184,540
Net earnings	-	-	-	3,255	-	-	-	-	3,255
Dividend declared of $.09 per share	-	-	-	(1,044)	-	-	-	-	(1,044)
Cumulative effect of an accounting change	-	-	-	-	(970)	-	-	-	(970)
Treasury stock issued upon exercise of options	-	-	70	-	-	-	17	84	154
Common stock issued for employee stock purchase plan	53	90	337	-	-	-	-	-	427
Amortized compensation under restricted stock plan	-	-	-	-	-	1	-	-	1
Distribution of stock pursuant to performance awards	-	-	494	-	-	-	50	256	750

Balance at March 24, 2001 (unaudited)	11,764	$19,608	19,465	150,465	(970)	(9)	(159)	$(1,446)	187,113

See accompanying notes to condensed consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 24, 2001

Note 1

             The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 24, 2001, and December 30, 2000, and the results of operations and changes in cash flows for the 12-weeks ended March 24, 2001 and March 25, 2000, respectively.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

             Certain reclassifications have been made in the last year’s financial statements to conform to classifications used in 2001.  These reclassifications had no impact on net income, earnings per share or stockholders’ equity.

Note 2

             Effective December 31, 2000, Financial Accounting Standard Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133) requires companies to recognize derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of derivative instruments depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.

             The Company uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis.  For such agreements, under which the Company agrees to pay fixed-rates of interest, the agreements are considered to be a hedge against changes in future cash flows.  Accordingly, the interest rate swap agreements are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as an other component of comprehensive income.

             These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.  The net effect of this accounting change on the Company’s operating results is that interest on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

             At March 24, 2001, the Company had one outstanding swap agreement with a notional amount of $125 million expiring on December 6, 2001.  The fair market value of this agreement at the end of the quarter, was $970,000, net of taxes, and is recognized as a cumulative effect of an accounting change reducing stockholders’ equity.  During the quarter the Company recognized additional interest expense resulting from the cash flow hedge in the amount of $.2 million.  The differential to be paid or received from the swap counter-party, is included in the other current assets or liabilities.

Note 3

             The Company used the LIFO method for valuation of a substantial portion of inventories.  If the FIFO method has been used, inventories would have been approximately $45.3 million and $45.1 million higher at March 24, 2001 and December 30, 2000, respectively.

Note 4

             The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 24,	March 25,
	2001	2000
Numerator:
Net income	$3,255	2,252
Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,508	11,406
Effect of dilutive contingent shares	221	5
Denominator for diluted earnings per share (adjusted weighted average shares)	11,729	11,411
Basic earnings per share	$.28	.20
Diluted earnings per share	$.28	.20

Note 5

1998 Special Charges

             During the fourth quarter of 1998, the Company recorded special charges totaling $71.4 million (offset by $2.9 million of 1997 special charge adjustments) as a result of the Company’s revitalization plan designed to redirect its technology efforts, optimize warehouse capacity through consolidation, and close, sell or reassess under-performing business and investments.  At March 24, 2001, all actions contemplated by the original 1998 plan and subsequent revisions have been implemented.

             During the quarter, the Company closed the final retail location included in the 1998 revitalization plan.  The activity for the quarter recorded through the special charge accrual included $.2 million in the continuing lease and exit costs related to closed retail stores.  As of March 24, 2001, the balance of the special charge liability consists of $1.6 million, related to the food distribution segment for certain pension and post-employment benefits.  In addition, liabilities in the amount of $5.0 million related to continuing lease commitments and $.6 million in occupancy costs, related to retail stores closed under the 1998 special charge, remain outstanding at the end of the first quarter of 2001.

Note 6

             On December 29, 1997, a Receivables Purchase Agreement (the “Agreement”) was executed by the Company, Nash Finch Funding Corporation (NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the “Purchaser”) pursuant to a securitization transaction.  The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser.  NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts.  As of March 24, 2001 and December 30, 2000 the Company had sold $36.7 million and $41.2 million, respectively, of accounts receivable on a non-recourse basis to NFFC.  NFFC sold $29.6 million and $33.9 million, respectively, of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.

Note 7

             On January 30, 2000, the Company acquired Hinky Dinky Supermarkets, Inc. (“Hinky Dinky”) through a cash purchase of all of Hinky Dinky's outstanding capital stock.  Hinky Dinky is a majority owner of 12 supermarkets located in Nebraska.  During the quarter, Hinky Dinky acquired additional interests in the stores from minority holders for cash payable over a five-year period totaling $2.9 million.  In the aggregate, these transactions resulted in additional goodwill of $1.9 million.

Note 8

A summary of the major segments of the business is as follows:

Twelve weeks ended March 24, 2001

(In thousands)	Food Distribution	Retail	Military	All Other	Totals
Revenue from external customers	$457,669	229,208	221,050	78	908,005
Inter-segment revenue	128,121	-	-	723	128,844
Segment profit (loss)	11,854	6,961	4,929	(4)	23,740

Twelve weeks ended March 25, 2000

(In thousands)	Food Distribution	Retail	Military	All Other	Totals
Revenue from external customers	$437,838	223,819	215,153	585	877,395
Inter-segment revenue	128,714	-	-	1,011	129,725
Segment profit (loss)	9,589	4,586	4,525	(4)	18,696

Reconciliation to statements of operations:
(In thousands)

	Twelve Weeks Ended
	March 24,	March 25,
	2001	2000

Profit (loss)
Total profit for segments	$23,740	18,696
Unallocated amounts:
Adjustment of inventory to LIFO	(200)	500
Unallocated corporate overhead	(17,986)	(15,286)
Earnings before income taxes	$5,554	3,910

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

Total revenues for the twelve week first quarter were $908.0 million compared to $877.4 million, a decrease of 3.5%.  Revenue increases resulted primarily from new food distribution business the Company captured during the second half of fiscal 2000, in particular, Farm Food Inc., a consortium of 63 Piggly Wiggly stores in North Carolina.

Food distribution revenues during the quarter were $457.7 million compared to $437.8 million, a increase of 4.6%.  Revenues have increased in each of the Company’s food distribution regions following the successful addition of several independent accounts during fiscal 2000.  The Company continues to improve its competitive position in the market areas it services and remains aggressive in seeking out new business.

             Retail segment revenues for the quarter were $229.2 million compared to $223.8 million last year, an increase of 2.4%.  The improvement is primarily attributed to the openings of two new Econofood stores in Hudson, Wisconsin and Red Wing, Minnesota during the quarter.  In addition, a third store in Sioux Falls, South Dakota, was acquired from an existing food distribution customer in early January.  The increase in revenues over last year is also attributed to recognition of a full quarter of Hinky Dinky revenue in 2001, compared to the shortened quarter last year as a result of the acquisition having been completed on January 30, 2000.  Same store sales, excluding the Southeast stores the Company is selling to food distribution customers, increased 1.1% for the first quarter 2001.  At the end of the quarter, the Company operated 119 stores, compared to 118 at the end of 2000 and 128 at the end of the first quarter last year.

             Military segment revenues for the quarter were $221.1 million compared to $215.2 million, an increase of 2.7%.  The increase reflects new distribution business in North Carolina and Europe added in the second half of fiscal 2000 from a major manufacturer.

Gross Margin

             Gross margin for the quarter was 11.5% compared to 10.9% last year. The margin increase is partly attributable to the retail segment where higher margin departments within stores were contributing a greater portion of total store revenues.  In addition, coordinated marketing and merchandising programs with greater vendor participation have also favorably impacted retail margins.  Food distribution and military margins continue to improve as a result of operational efficiencies and cost control initiatives.  Gross margin was also affected by a LIFO charge of $.2 million compared to a credit of $.5 million last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter, as a percent of total revenues, were 8.8% compared to 8.5% a year ago.  The increase is largely due to higher utility costs, increased performance based compensation accruals and lower gains on sales of real estate and equipment compared to the prior year quarter.

Depreciation and Amortization Expense

             Depreciation and amortization expense for the quarter was $10.6 million compared to $9.9 million last year, and increase of 7.1%.  The additional expense primarily reflects completed construction of seven new stores and a number of store remodels since the first quarter of last year.  Amortization of goodwill and other intangibles for the current and prior year quarters was $1.9 million and $1.7 million, respectively.

Interest Expense

             Interest expense for the quarter was $8.2 million compared to $7.6 million last year, an increase of 7.9%.  The increased costs are attributed to higher average borrowing rates under the revolving credit facility as well as higher average borrowing levels relative to the year ago quarter.  The Company also purchased real estate under several capital lease agreements which contributed to higher interest expense compared to last year.

Income Taxes

             The effective income tax rate for 2001 is 41.4% compared to 42.4% in fiscal 2000.  Income tax expense increased due to higher pretax earnings.

Net Earnings

             Net earnings for the quarter were $3.3 million compared to $2.3 million last year.  The increase for the quarter reflects improvement in all three operating segments of the Company partially offset by an increase in unallocated corporate overhead and a LIFO charge for the period.  The addition of new food distribution and military business in the second half of last year, was an important factor contributing to the increased profitability.

1998 Special Charges

             During the fourth quarter of 1998, the Company announced a five-year revitalization plan to streamline food distribution operations and build retail operations resulting in the Company recording special charges totaling $71.4 million (offset by $2.9 million of 1997 special charge adjustments).  The new strategic plan’s objectives were to: leverage Nash Finch’s scale by centralizing operations; improve operational efficiency; and develop a strong retail competency.  The Company also redirected technology efforts and set out to close, sell or reassess underperforming businesses and investments.

             At March 24, 2001, all actions contemplated by the original 1998 plan and subsequent revisions have been implemented.  During the quarter, the Company closed the final retail location included in the 1998 revitalization plan.  Costs primarily related to continuing lease commitments in the amount $.2 million were charged to the special charges accrual.  The remaining special charges liabilities consist of the following elements:  $1.6 million related to the food distribution segment for certain pension and post-employment benefits; $5.0 million related to a portion of the continuing lease commitments on eight closed retail stores, and $.6 million for continuing occupancy costs related to these closed locations.  The Company is actively seeking to sublease these properties.

EBITDA

             The Company’s new revolving credit facility contains various restrictive covenants.  Several of these covenants are based on earnings from operations before interest, taxes, depreciation, amortization and non-recurring items (EBITDA).  This information is not intended to be an alternative to performance measures under generally accepted accounting principles, but rather as a presentation important for understanding the Company’s performance compared to its debt covenants (in thousands):

	2001	2000
Earnings before income taxes	$5,554	3,910
LIFO effect	200	(500)
Deprecation and amortization	10,647	9,881
Interest expense	8,202	7,603
Closed store lease costs	282	626
Gains on sale of real estate	--	(1,427)

Total EBITDA	$24,885	20,093

Sale of Southeast Region Stores

             On April 17, 2001 the Company announced it has entered into letters of intent to sell its supermarket stores in North and South Carolina.  Under terms of the agreements, the stores will be sold to independent retailers who will operate under the Piggly Wiggly and IGA banners.  The agreements contain multi-year sales and service provisions whereby the stores will continue to be food distribution customers supplied from the Company’s Lumberton, North Carolina distribution center.  The sale of these stores allows the Company to align its retail efforts with its strategy of being a leading supermarket chain in the upper Midwest.  The transactions are expected to be completed by the end of the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

             Historically, the Company has financed its capital needs through a combination of internal and external sources.  These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

             Operating cash flows were $32.2 million for the quarter compared to $30.4 million last year.  The change in operating cash flows is primarily the result of increased net earnings.  Working capital was $103.6 million at the end of the quarter compared to $108.8 million at the end of fiscal 2000.  The current ratio at the end of the quarter was 1.32, down from 1.33 at year end.

             Cash used in investing activities was $27.1 million compared to $33.1 million for the first quarter last year.  Investing activities in 2001 consisted primarily of $13.0 million in capital expenditures, $5.3 million in loans to customers, net of payments received, and $4.3 million of receivables repurchased under the revolving securitization agreement.

             In December 2000, the Company completed the refinancing of its revolving credit facility.  The new five year agreement provides a $100 million term loan and $150 million in revolving credit.  At March 24, 2001, $29 million of the revolving credit was outstanding.  In conjunction with the new financing the Company entered into a swap agreement based on a notional amount of $125 million fixing the interest rate at 6.37%.  The agreement expires in December 2001.

             The Company believes that borrowing under the revolving credit facility, proceeds from its sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company’s working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

             The information contained in this Form 10-Q Report includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation by the use of words like “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or similar expressions, as discussions of strategy.  Although such statements represent management’s current expectations based on available data, they are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated.  Such risks, uncertainties and other factors may include, but are not limited to, the ability to: meet debt service obligations and maintain future financial flexibility; respond to continuing competitive pricing pressures; retain existing independent wholesale customers and attract new accounts; and fully integrate acquisitions and realize expected synergies.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits:
None
(b)	Reports on Form 8-K.
Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY

Registrant

Date: May 4, 2001	By /s/ Ron Marshall
Ron Marshall
President and Chief Executive Officer

By /s/ Robert B. Dimond
Robert B. Dimond
Senior Vice President and Chief Financial Officer