Form 10-Q
period 2001-06-16
NASH FINCH CO
filed 2001-07-20
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the twenty-four weeks ended June 16, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-785

NASH-FINCH COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	41-0431960
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7600 France Ave. South, Edina, Minnesota	55435
(Address of principal executive offices)	(Zip Code)

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

As of July 15, 2001, 11,681,715 shares of Common Stock of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

             This report is for the twenty-four week interim period beginning December 31, 2000, through June 16, 2001.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 16, 2001	June 17, 2000	June 16, 2001	June 17, 2000

Total sales and revenues	$949,559	905,894	1,854,498	1,783,169

Cost and expenses:
Cost of sales	842,447	802,367	1,644,320	1,584,511
Selling, general and administrative	79,380	78,166	158,043	151,903
Depreciation and amortization	10,631	10,023	21,278	19,904
Interest expense	8,085	7,770	16,287	15,373
Total costs and expenses	940,543	898,326	1,839,928	1,771,691

Earnings before income taxes	9,016	7,568	14,570	11,478

Income taxes	3,733	3,209	6,032	4,867

Net earnings	$5,283	4,359	8,538	6,611

Basic earnings per share:	$0.46	0.38	0.74	0.58

Diluted earnings per share:	0.44	0.38	0.72	0.58

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	11,579	11,408	11,543	11,407
Diluted	12,025	11,413	11,876	11,412

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

Assets	June 16, 2001	December 30, 2000
	(unaudited)
Current assets:
Cash	$8,380	1,534
Accounts and notes receivable, net	131,736	132,992
Inventories	262,562	270,481
Prepaid expenses	15,911	11,920
Deferred tax assets	16,455	16,612
Total current assets	435,044	433,539

Investments in affiliates	704	588
Notes receivable, net	36,978	31,866

Property, plant and equipment:
Land	24,991	23,002
Buildings and improvements	152,066	135,250
Furniture, fixtures and equipment	309,347	311,199
Leasehold improvements	66,701	74,591
Construction in progress	1,678	6,416
Assets under capitalized leases	40,860	36,993
	595,643	587,451
Less accumulated depreciation and amortization	(335,508)	(330,935)
Net property, plant and equipment	260,135	256,516

Goodwill, net	112,824	113,584
Investment in direct financing leases	13,945	14,372
Deferred tax asset, net	8,507	9,810
Other assets	25,883	20,553
Total assets	$894,020	880,828

Liabilities and Stockholders' Equity
Current liabilities:
Outstanding checks	$10,662	52,042
Current maturities of long-term debt and capitalized lease obligations	5,716	4,646
Accounts payable	236,670	188,682
Accrued expenses	76,149	66,016
Income taxes	14,127	13,400
Total current liabilities	343,324	324,786

Long-term debt	294,082	308,618
Capitalized lease obligations	48,120	45,046
Other liabilities	15,220	17,838
Stockholders' equity:
Preferred stock - no par value
Authorized 500 shares; none issued	-	-
Common stock of $1.66 2/3 par value
Authorized 25,000 shares, issued 11,764 and 11,711 shares, respectively	19,608	19,518
Additional paid-in capital	21,018	18,564
Restricted stock	(4)	(10)
Accumulated other comprehensive income	(949)	-
Retained earnings	154,702	148,254
	194,375	186,326
Less cost of 92 and 226 shares of common stock in treasury, respectively	(1,101)	(1,786)
Total stockholders' equity	193,274	184,540

Total liabilities and stockholders' equity	$894,020	880,828

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-four Weeks Ended
	June 16, 2001	June 17, 2000
Operating activities:
Net earnings	$8,538	6,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,278	19,904
Provision for bad debts	2,210	4,167
Deferred income tax expense	2,131	988
Other	(99)	194
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	4,622	33,836
Inventories	9,278	16,980
Prepaid expenses	(3,958)	(2,162)
Accounts payable	49,369	(9,375)
Accrued expenses	7,704	(10,102)
Income taxes	727	3,175
Net cash provided by operating activities	101,800	64,216

Investing activities:
Disposal of property, plant and equipment	3,119	2,126
Additions to property, plant and equipment	(20,413)	(23,999)
Business acquired, net of cash	(1,070)	(20,431)
Loans to customers	(9,954)	(20,121)
Loan payments received from customers	3,667	6,534
Repurchase of receivables	(3,950)	(10,920)
Other	(6,324)	(792)
Net cash used in investing activities	(34,925)	(67,603)

Financing activities:
(Payments) proceeds of revolving debt	(17,300)	6,000
Dividends paid	(2,090)	(2,055)
Proceeds of short-term debt	-	400
Payments of long-term debt	(662)	(456)
Payments of capitalized lease obligations	(589)	(756)
Decrease in outstanding checks	(41,380)	(16,230)
Other	1,992	1,514

Net cash used in financing activities	(60,029)	(11,583)
Net increase (decrease) in cash	$6,846	(14,970)

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$3,866	954
Acquisition of minority interests	4,294	-

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Fiscal period ended June 16, 2001
December 30, 2000 and January 1, 2000
(In thousands, except per share amounts)					Accumulated
	Common stock		Additional		other		Treasury stock		Total
			paid-in	Retained	comprehensive	Restricted			stockholders'
	Shares	Amount	capital	earnings	income	stock	Shares	Amount	equity

Balance at January 2, 1999	11,575	$19,292	17,944	121,185	-	(113)	(234)	$(1,835)	156,473
Net earnings	-	-	-	19,803	-	-	-	-	19,803
Dividend declared of $.36 per share	-	-	-	(4,083)	-	-	-	-	(4,083)
Common stock issued for employee stock purchase plan	66	110	294	-	-	-	-	-	404
Amortized compensation under restricted stock plan	-	-	-	-	-	13	-	-	13
Repayment of notes receivable from holders of
restricted stock	-	-	-	-	-	43	-	-	43
Distribution of stock pursuant to performance awards	-	-	9	-	-	-	3	12	21

Balance at January 1, 2000	11,641	19,402	18,247	136,905	-	(57)	(231)	(1,823)	172,674
Net earnings	-	-	-	15,471	-	-	-	-	15,471
Dividend declared of $.36 per share	-	-	-	(4,122)	-	-	-	-	(4,122)
Common stock issued for employee stock purchase plan	70	116	309	-	-	-	-	-	425
Amortized compensation under restricted stock plan	-	-	-	-	-	4	-	-	4
Repayment of notes receivable from holders of restricted stock	-	-	-	-	-	43	-	-	43
Distribution of stock pursuant to performance awards	-	-	8	-	-	-	5	37	45

Balance at December 30, 2000	11,711	19,518	18,564	148,254	-	(10)	(226)	(1,786)	184,540
Net earnings	-	-	-	8,538	-	-	-	-	8,538
Dividend declared of $.18 per share	-	-	-	(2,090)	-	-	-	-	(2,090)
Cumulative effect of an accounting change	-	-	-	-	(949)	-	-	-	(949)
Treasury stock issued upon exercise of options	-	-	809	-	-	-	86	439	1,248
Common stock issued for employee stock purchase plan	53	90	337	-	-	-	-	-	427
Amortized compensation under restricted stock plan	-	-	-	-	-	1	-	-	1
Stock based deferred compensation	-	-	834	-	-	-	-	-	834
Repayment of notes receivable from holders of restricted stock	-	-	-	-	-	5	-	-	5
Distribution of stock pursuant to performance awards	-	-	474	-	-	-	48	246	720

Balance at June 16, 2001 (unaudited)	11,764	$19,608	21,018	154,702	(949)	(4)	(92)	$(1,101)	193,274

See accompanying notes to condensed consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 16, 2001

Note 1

             The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 16, 2001, and December 30, 2000, and the results of operations and changes in cash flows for the 12 and 24-weeks ended June 16, 2001 and June 17, 2000, respectively.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

             Certain reclassifications have been made in the 2000 financial statements to conform to classifications used in 2001.  These reclassifications had no impact on net income, earnings per share or stockholders’ equity.

Note 2

             The Company used the LIFO method for valuation of a substantial portion of inventories.  If the FIFO method has been used, inventories would have been approximately $46.0 million and $45.1 million higher at June 16, 2001 and December 30, 2000, respectively.

Note 3

             The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 16,	June 17,	June 16,	June 17,
	2001	2000	2001	2000
Numerator:
Net earnings	$5,283	4,359	8,538	6,611
Denominator:
Denominator of basic earnings per share
(weighted-average shares)	11,579	11,408	11,543	11,407
Effect of dilutive options and awards	446	5	333	5
Denominator for diluted earnings per
share (adjusted weighted average shares)	12,025	11,413	11,876	11,412
Basic earnings per share	$.46	.38	.74	.58
Diluted earnings per share	$.44	.38	.72	.58

Note 4

             The Company uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis. Such agreements are considered to be a hedge against changes in future cash flows.  Accordingly, the interest rate swap agreements are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income.

             At June 16, 2001, the Company had one outstanding swap agreement with a notional amount of $125 million expiring on December 6, 2001.  The fair market value of this agreement at the end of the quarter was $.9 million, net of taxes, and is recognized as a cumulative effect of an accounting change reducing stockholders’ equity.  For the second quarter and year to date, the Company recognized additional interest expense resulting from the cash flow hedge in a pretax amount of $.5 million and $.7 million, respectively.

Note 5

1998 Special Charges

             During the fourth quarter of 1998, the Company recorded special charges totaling $71.4 million (offset by $2.9 million of 1997 adjustments) as a result of the Company’s revitalization plan designed to redirect its technology efforts, optimize warehouse capacity through consolidation, and close, sell or reassess under-performing businesses and investments.  All actions contemplated by the original 1998 plan and subsequent revisions have been implemented.

             The activity for the quarter recorded through the remaining special charge accrual included $.2 million in the continuing lease and exit costs related to closed retail stores.  As of June 16, 2001, the balance of the food distribution portion of the special charge liability consisted of $1.6 million, related to certain pension and post-employment benefits.  In addition, liabilities in the amount of $5.0 million related to continuing lease commitments and $.6 million in occupancy costs, related to retail stores closed under the 1998 special charge, remain outstanding at the end of the second quarter of 2001.

Note 6

             On December 29, 1997, a Receivables Purchase Agreement (the “Agreement”) was executed by the Company, Nash Finch Funding Corporation (NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the “Purchaser”) pursuant to a securitization transaction.  The Agreement is a five-year, $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser.  NFFC maintains a variable undivided interest in these receivables and is subject to losses on its share of the receivables and, accordingly, maintains an allowance for doubtful accounts.  As of June 16, 2001 and December 30, 2000 the Company had sold $38.7 million and $41.2 million, respectively, of accounts receivable on a non-recourse basis to NFFC.  NFFC sold $29.9 million and $33.9 million, respectively, of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.

Note 7

             On April 17, 2001, the Company announced its plan to sell its 20 supermarket stores in North and South Carolina.  During the quarter 12 stores were sold to independent retailers that continue to be supplied from the Company’s Lumberton, North Carolina distribution center under multi-year sales and service agreements. At June 16, 2001, the Company had entered into letters of intent to sell six additional stores and has subsequently sold these stores to other independent retailers that also continue to be supplied by the Company.  Two remaining stores are expected to be sold during the third quarter.

             On January 30, 2000, the Company acquired Hinky Dinky Supermarkets, Inc. (“Hinky Dinky”) through a cash purchase of all of Hinky Dinky outstanding capital stock.  Hinky Dinky is a majority owner of 12 supermarkets located in Nebraska.  During fiscal 2001, Hinky Dinky acquired additional interests in the stores from minority holders for cash payable over a five-year period totaling $4.3 million.  In the aggregate, these transactions resulted in additional goodwill of $1.9 million.

Note 8

             In its April 2001 meeting the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (EITF) reached consensus on Issue 00-25 - Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.  The new ruling provides guidance on income statement classification on consideration paid to a reseller of a vendor’s products and must be applied for periods beginning after December 15, 2001.  The Company anticipates this rule change to result in reclassification of revenues and cost of sales with no effect on gross margin or net earnings.  The amounts are not expected to be material.

             The FASB recently approved, and will issue in July, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001.  SFAS No. 141, which also includes the criteria for the recognition of intangible assets separately from goodwill, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  SFAS No. 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001.  The Company will adopt SFAS No. 142 as of December 30, 2001, as required.

             During the quarter, the Company applied EITF Issue 00-22 - Accounting for “Points” and Other Time Based or Volume Based Sales Incentive Offers.  The new ruling requires that certain time or volume based rebates or refunds be classified as a reduction of revenues instead of an expense or cost of sale.  Amounts reclassified from expense and cost of sales reducing revenues were not material and had no impact on net earnings.  Prior year results were restated to reflect application of the new ruling.

Note 9

A summary of the major segments of the business is as follows:

Twelve weeks ended June 16, 2001

	Food Distribution	Retail	Military	All Other	Totals

Revenue from external customers	$478,286	237,117	234,082	74	949,559
Inter-segment revenue	130,589	--	--	707	131,296
Segment profit (loss)	13,648	8,723	5,584	(4)	27,951

Twelve weeks ended June 17, 2000

	Food Distribution	Retail	Military	All Other	Totals

Revenue from external customers	$444,432	245,188	216,042	232	905,894
Inter-segment revenue	135,724	--	--	799	136,523
Segment profit (loss)	12,011	8,277	5,035	(4)	25,319

Twenty-four weeks ended June 16, 2001

	Food Distribution	Retail	Military	All Other	Totals

Revenue from external customers	$932,570	466,644	455,132	152	1,854,498
Inter-segment revenue	258,710	--	--	1,430	260,140
Segment profit (loss)	25,502	15,684	10,513	(8)	51,691

Twenty-four weeks ended June 17, 2000

	Food Distribution	Retail	Military	All Other	Totals

Revenue from external customers	$881,192	469,965	431,195	817	1,783,169
Inter-segment revenue	264,438	--	--	1,810	266,248
Segment profit (loss)	21,600	12,863	9,560	(8)	44,015

Reconciliation to statements of operations:
(In thousands)

Twelve weeks ended June 16, 2001 and June 17, 2000

	2001	2000

Profit and loss
Total profit for segments	$27,951	25,319
Unallocated amounts:
Adjustment of inventory to LIFO	(692)	313
Unallocated corporate overhead	(18,243)	(18,064)
Earnings before income taxes	$9,016	7,568

Twenty-four weeks ended June 16, 2001 and June 17, 2000

	2001	2000

Profit and loss
Total profit for segments	$51,691	44,015
Unallocated amounts:
Adjustment of inventory to LIFO	(892)	813
Unallocated corporate overhead	(36,229)	(33,350)
Earnings before income taxes	$14,570	11,478

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

             Total revenues for the twelve-week second quarter were $949.6 million compared to $905.9 million last year, an increase of 4.8%.  Revenue increases resulted primarily from new food distribution business the Company captured during the second half of fiscal 2000, in particular, Food Farm Inc., a consortium of 68 Piggly Wiggly stores in North Carolina, and new accounts added in the first quarter of 2001.  For the twenty-four weeks, total revenues increased 4.0% from $1.783 billion to $1.854 billion, again reflecting the contribution of new food distribution and military business.

             Food distribution revenues for the current twelve and twenty-four weeks were $478.3 million and $932.6 million, respectively, compared to $444.4 million and $881.2 million for the same periods last year, reflecting increases of 7.6% and 5.8% for the twelve and twenty-four weeks, respectively.  The Company continues to improve its competitive position in the market areas it services and remains aggressive in seeking and capturing new business.  During the quarter, the Company announced the addition of $65 million in annualized revenues from new accounts across its three food distribution regions. In addition, another $60 million in annualized revenues were added from various vendors for military commissaries in the central United States.  The new military volume will be serviced from the Company’s conventional distribution centers in Cincinnati, Ohio and Cedar Rapids, Iowa, and will be included in the food distribution segment for reporting purposes. Food distribution revenues were also favorably impacted by the shift in revenues from the retail segment to food distribution segment, resulting from the sale of several corporate-owned retail stores in the Southeast to existing customers.

             Retail segment revenues for the quarter were $237.1 million compared to $245.2 million last year, a decrease of 3.3%.  The decline is primarily attributed to the Company’s decision to sell its Company-owned stores in the Southeast Region to several food distribution retailers.  A majority of the sales agreements were initiated and completed during the quarter, with the remaining transactions expected to be completed in the third quarter.  The sale of the stores allows the Company to focus its retail strategy on the 97 stores it currently operates in the Upper Midwest.  Excluding the stores in the Southeast Region, same store sales declined .7% compared to the second quarter last year.

             Retail segment sales for the twenty-four weeks were $466.6 million compared to $470.0 million in fiscal 2000, a decrease of .7%.  Excluding the Southeast Region, same store sales for the twenty-four week period were flat compared to last year.  During the first half of 2001, the Company opened two new Econofoods stores in Hudson, Wisconsin and Red Wing, Minnesota, acquired a third store from an existing food distribution customer, sold fourteen stores to food distribution customers, twelve of which were in the Southeast Region and closed two other stores.  At the end of the quarter, the Company operated 105 corporate-owned stores compared to 118 at the end of 2000, and 125 at the end of the second quarter last year.

             Military segment revenues for the quarter were $234.1 million compared to $216.0 million last year, an increase of 8.4%.  For the twenty-four weeks, revenues were $455.1 compared to $431.2 a year ago, an increase of 5.5%.  The increases largely reflect new distribution business in North Carolina and Europe, added in the second half of fiscal 2000 from a major manufacturer, and a general increase in overseas business during the first half of 2001.

Gross Margin

             Gross margin for the quarter was 11.3% compared to 11.4% last year. Although margins for all segments improved, revenues for the quarter consisted of a greater proportion of food distribution revenues which generate lower margins as a percent of revenues.  Food distribution and military margins improvements reflect operational efficiencies and cost control initiatives.    Overall margin improvements at retail were partially offset by weaker margins in the Southeast Region, a result of selling the stores.  The Company recorded a LIFO charge of $.7 million compared to a credit of $.3 million last year.  For the twenty-four weeks, gross margins were 11.3% in fiscal 2001, in comparison to 11.1% last year, again reflecting operational initiatives and efficiencies.  Gross margin was negatively affected by a LIFO charge of $.9 million this year, compared to a credit of $.8 million last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter, as a percent of total revenues, were 8.4% compared to 8.6% a year ago.  The decrease is largely due to a higher percentage of food distribution and military revenues that operate at lower expense levels than does retail.  For the twenty-four weeks, selling, general and administrative expenses were 8.5% for both the current and prior year.  The lower expense level that might have been expected in 2001 because of a lower proportion of retail revenues was offset by increased utility costs, increased performance based compensation accruals and lower gains on sales of real estate and equipment.

Depreciation and Amortization Expense

             Depreciation and amortization expense for the quarter was $10.6 million compared to $10.0 million last year, an increase of 6.0%.  The expense increase primarily reflects the addition of several new stores and a number of store remodels since the prior year quarter.  For the twenty-four weeks, depreciation and amortization expense increased from $19.9 million last year to $21.3 million in 2001, an increase of 7.0%.  Amortization of goodwill and other intangibles for the twelve and twenty-four weeks was $1.9 million and $3.7 million, respectively, compared to $1.8 million and $3.5 million for the comparable periods last year.

Interest Expense

             Interest expense for the quarter was $8.1 million compared to $7.8 million last year, an increase of 3.8%.  For the twenty-four weeks, interest expense was $16.3 million compared to $15.4 million, an increase of 5.8%.  The increased costs are attributed to higher average borrowing rates under the revolving credit facility and swap agreement which were partially offset by lower average borrowing levels for both the quarter and year to date relative to the year ago periods.  The Company also acquired real estate under several capital lease agreements which contributed to higher interest expense compared to last year.

Income Taxes

             The effective income tax rate for 2001 is 41.4% compared to 42.4% in fiscal 2000. The reduction in the effective rate is attributed to certain tax initiatives the Company has implemented in 2001.

Net Earnings

             Net earnings for the quarter were $5.3 million compared to $4.4 million last year, an increase of 20.5%.  For the twenty-four weeks, net earnings increased 28.8% to $8.5 million from $6.6 million last year.  The increase for the quarter reflects improvement in all three operating segments of the Company partially offset by an increase in unallocated corporate overhead and a LIFO charge for the period.  The addition of new food distribution and military business in the second half of last year was an important factor contributing to the increased profitability.  In addition, the retail segment maintained its trend of increased profitability in spite of increased competition in certain market areas.

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

             With the closure of the final retail location included in the 1998 revitalization plan, completed in the first quarter of 2001, all actions contemplated by the original 1998 plan and subsequent revisions have been implemented.  The Company continues to incur costs, primarily related to continuing lease commitments on closed locations, charging them to the remaining special charge accrual.  During the twenty-four weeks of 2001, $.5 million of such costs were incurred and charged to the accrual.  The remaining special charges liabilities consist of the following elements:  $1.6 million related to the food distribution segment for certain pension and post-employment benefits; $5.0 million related to a portion of the continuing lease commitments on eight closed retail stores, and $.6 million for continuing occupancy costs related to these closed locations.  The Company is actively seeking to sublease these properties. The Company does not expect any future impact on earnings to result from any of the continuing issues under the 1998 special charges.

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

	Twelve Weeks		Twenty-four Weeks
	2001	2000	2001	2000
Earnings before income taxes	$9,016	7,568	14,570	11,478
Add (Deduct):
LIFO effect	662	(313)	862	(813)
Depreciation and amortization	10,631	10,023	21,278	19,904
Interest expense	8,085	7,770	16,287	15,373
Closed store lease costs	--	328	282	954
(Gains)losses on sale of real estate	154	--	154	(1,427)

Total EBITDA	$28,548	25,376	53,433	45,469

Sale of Southeast Region Stores

             On April 17, 2001 the Company announced it had entered into letters of intent to sell its 20 supermarket stores in North and South Carolina.  Under terms of the agreements, the stores will be sold to independent retailers who will operate under the Piggly Wiggly and IGA banners. During the quarter the Company completed sales of 12 stores under agreements that contain multi-year sales and service provisions whereby the stores will continue to be food distribution customers supplied from the Company’s Lumberton, North Carolina distribution center.  The sale of these stores allows the Company to align its retail efforts with its strategy of being a leading supermarket chain in the upper Midwest.  As of the end of the second quarter, the Company had letters of intent covering six additional stores which were subsequently sold to existing customers.  The Company is marketing the remaining two stores and expects to complete sale of these locations during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

             Historically, the Company has financed its capital needs through a combination of internal and external sources.  These sources include cash flows from operations, short-term bank borrowings, various types of long-term debt and lease financing.

             Operating cash flows were $101.8 million for the twenty-four weeks compared to $64.2 million last year.  The change in operating cash flows is primarily the result of changes in operating assets and liabilities as compared to the same period last year.  Working capital was $91.7 million at the end of the quarter compared to $108.8 million at the end of fiscal 2000.  The current ratio at the end of the quarter was 1.27, down from 1.33 at year end, as the Company aggressively manages its level of investment in working capital.

             Cash used in investing activities was $34.9 million compared to $67.6 million for the twenty-four weeks last year.  Investing activities in 2001 consisted primarily of $20.4 million in capital expenditures, $6.3 million in loans to customers, net of payments received, and $4.0 million of receivables repurchased under the revolving securitization agreement.  Prior year activities included an additional $19.4 million in business acquisitions primarily related to the acquisition of Hinky Dinky and in aggregate, an additional $13.3 million largely reflecting greater investing in capital expenditures, customer loans, net of payments, and the repurchase of receivables under a revolving securitization agreement.

             In December 2000, the Company completed the refinancing of its revolving credit facility.  The new five year agreement provides a $100 million term loan and $150 million in revolving credit.  At June 16, 2001, the amount borrowed under the revolver was $10.0 million.  In conjunction with the new financing, the Company entered into a swap agreement based on a notional amount of $125 million fixing the interest rate at 6.37%.  The agreement expires in December 2001.

             The Company believes that borrowing under the revolving credit facility, proceeds from its sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company’s working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

             The information contained in this Form 10-Q Report includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, by the use of words like “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or similar expressions, as well as discussions of strategy.  Although such statements represent management’s current expectations based on available data, they are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated.  Such risks, uncertainties and other factors may include, but are not limited to, the ability to: meet debt service obligations and maintain future financial flexibility; respond to continuing competitive pricing pressures; retain existing independent wholesale customers and attract new accounts; and fully integrate acquisitions and realize expected synergies.

PART II - OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable.

Item  4.              Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of stockholders was held on May 15, 2001.

(b)	Not required. (Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.)

(c)	At the annual meeting, the following proposals were presented to the stockholders and voted upon: (1) election of directors, (2) adoption of an amendment to the 1999 Employee Stock Purchase Plan, and (3) adoption of a proposal to increase the number of shares reserved for issuance under the 1997 Non-Employee Director Stock Compensation Plan.

(1)	Election of Directors.
Four nominees, all incumbent directors, were elected: three to serve for three-year terms expiring in 2004, and one to serve for a two-year term expiring in 2003. The terms of the other seven directors do not expire until 2002 and 2003.

The director nominees elected for three-year terms expiring in 2004 and voting results are as follows:

		Votes	Broker
Name	Votes For	Withheld	Non-Votes
Allister P. Graham	9,251,349	84,104	-0-
Ron Marshall	9,233,758	101,695	-0-
Laura Stein	9,222,326	113,127	-0-

The director nominee elected for a two-year term expiring in 2003 and voting results are as follows:
		Votes	Broker
Name	Votes For	Withheld	Non-Votes
James L. Donald	9,211,645	123,808	-0-

(2)	Amendment to the 1999 Employee Stock Purchase Plan.
Stockholders approved the adoption of the amendment of the 1999 Employee Stock Purchase Plan. The voting results are as follows:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
8,901,751	364,408	69,294	-0-

(3)	Proposal to increase the number of shares reserved for 1997 Non-Employee Director Stock Compensation Plan.
The stockholders approved a proposal to increase the number of share reserved for issuance under the 1997 Non-Employee Director Stock Compensation Plan. The voting results are as follows:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
8,636,072	617,890	81,491	-0-

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: July 20, 2001	By /s/ Ron Marshall
Ron Marshall
President and Chief Executive Officer

By /s/ Robert B. Dimond
Robert B. Dimond
Senior Vice President and Chief Financial Officer