Form 10-Q
period 2001-10-06
NASH FINCH CO
filed 2001-11-19
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the forty weeks ended October 6, 2001

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

As of November 9, 2001, 11,745,075 shares of Common Stock of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

                This report is for the forty week interim period beginning December 31, 2000, through October 6, 2001.

                The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary to a fair presentation have been included.

                For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2000.

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 6,	October 7,	October 6,	October 7,
	2001	2000	2001	2000

Total sales and revenues	$1,274,843	1,204,533	3,129,341	2,987,702

Cost and expenses:
Cost of sales	1,136,018	1,071,528	2,780,338	2,656,039
Selling, general and administrative	103,894	101,417	261,937	253,320
Depreciation and amortization	14,139	13,992	35,417	33,896
Interest expense	10,472	10,628	26,759	26,001
Total costs and expenses	1,264,523	1,197,565	3,104,451	2,969,256

Earnings before income taxes	10,320	6,968	24,890	18,446

Income taxes	4,272	2,954	10,304	7,821

Net earnings	$6,048	4,014	14,586	10,625

Basic earnings per share:	$0.52	0.35	1.26	0.93

Diluted earnings per share:	0.50	0.35	1.23	0.93

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	11,684	11,471	11,599	11,433
Diluted	12,065	11,476	11,889	11,438

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	October 6,	December 30,
	2001	2000
	(unaudited)
Assets
Current assets:
Cash	$22,844	1,534
Accounts and notes receivable, net	134,717	132,992
Inventories	290,565	270,481
Prepaid expenses	12,082	11,920
Deferred tax assets	12,103	16,612
Total current assets	472,311	433,539

Investments in affiliates	725	588
Notes receivable, net	35,936	31,866

Property, plant and equipment:
Land	27,067	23,002
Buildings and improvements	162,974	135,250
Furniture, fixtures and equipment	312,679	311,199
Leasehold improvements	67,055	74,591
Construction in progress	3,202	6,416
Assets under capitalized leases	40,860	36,993
	613,837	587,451
Less accumulated depreciation and amortization	(340,761)	(330,935)
Net property, plant and equipment	273,076	256,516

Goodwill, net	138,103	113,584
Investment in direct financing leases	13,721	14,372
Deferred tax asset, net	9,293	9,810
Other assets	26,788	20,553
Total assets	$969,953	880,828

Liabilities and Stockholders' Equity
Current liabilities:
Outstanding checks	$17,640	52,042
Current maturities of long-term debt and capitalized lease obligations	5,666	4,646
Accounts payable	271,448	188,682
Accrued expenses	93,629	66,016
Income taxes	12,149	13,400
Total current liabilities	400,532	324,786

Long-term debt	308,445	308,618
Capitalized lease obligations	47,588	45,046
Other liabilities	13,926	17,838
Stockholders' equity:
Preferred stock - no par value
Authorized 500 shares; none issued	-	-
Common stock of $1.66 2/3 par value
Authorized 25,000 shares, issued 11,818 and 11,711 shares, respectively	19,697	19,518
Additional paid-in capital	21,713	18,564
Restricted stock	-	(10)
Accumulated other comprehensive income	(637)	-
Retained earnings	159,694	148,254
	200,467	186,326
Less cost of 73 and 226 shares of common stock in treasury, respectively	(1,005)	(1,786)
Total stockholders' equity	199,462	184,540

Total liabilities and stockholders' equity	$969,953	880,828

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Forty Weeks Ended
	October 6,	October 7,
	2001	2000
Operating activities:
Net earnings	$14,586	10,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,417	33,896
Provision for bad debts	3,763	5,702
Deferred income tax expense	6,052	2,415
Other	564	(757)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(2,619)	30,635
Inventories	(18,725)	(17,936)
Prepaid expenses	8,876	(493)
Accounts payable	79,827	13,370
Accrued expenses	18,842	(9,905)
Income taxes	(545)	1,869
Net cash provided by operating activities	146,038	69,421

Investing activities:
Disposal of property, plant and equipment	4,161	10,940
Additions to property, plant and equipment	(30,516)	(40,466)
Business acquired, net of cash	(46,904)	(19,890)
Loans to customers	(11,798)	(26,378)
Payments from customers on loans	6,961	10,230
Sale (repurchase) of receivables	675	(7,245)
Other	(8,043)	(1,054)
Net cash used in investing activities	(85,464)	(73,863)

Financing activities:
(Payments) proceeds of revolving debt	(2,300)	2,000
Dividends paid	(3,146)	(3,089)
Payments of long-term debt	(1,293)	(792)
Payments of capitalized lease obligations	(1,178)	(1,325)
Decrease in outstanding checks	(34,402)	(334)
Other	3,055	1,364

Net cash used in financing activities	(39,264)	(2,176)
Net increase (decrease) in cash	$21,310	(6,618)

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$3,866	13,249
Acquisition of minority interests	$4,294	-

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Fiscal period ended October 6, 2001 December 30, 2000 and					Accumulated
January 1, 2000			Additional		other				Total
(In thousands, except	Common stock		paid-in	Retained	comprehensive	Restricted	Treasury stock		stockholders'
per share amounts)	Shares	Amount	capital	earnings	income	stock	Shares	Amount	equity

Balance at January 2, 1999	11,575	$19,292	17,944	121,185	-	(113)	(234)	$(1,835)	156,473
Net earnings	-	-	-	19,803	-	-	-	-	19,803
Dividend declared of $.36 per share	-	-	-	(4,083)	-	-	-	-	(4,083)
Common stock issued for employee stock purchase plan	66	110	294	-	-	-	-	-	404
Amortized compensation under restricted stock plan	-	-	-	-	-	13	-	-	13
Repayment of notes receivable from holders of restricted stock	-	-	-	-	-	43	-	-	43
Distribution of stock pursuant to performance awards	-	-	9	-	-	-	3	12	21

Balance at January 1, 2000	11,641	19,402	18,247	136,905	-	(57)	(231)	(1,823)	172,674
Net earnings	-	-	-	15,471	-	-	-	-	15,471
Dividend declared of $.36 per share	-	-	-	(4,122)	-	-	-	-	(4,122)
Common stock issued for employee stock purchase plan	70	116	309	-	-	-	-	-	425
Amortized compensation under restricted stock plan	-	-	-	-	-	4	-	-	4
Repayment of notes receivable from holders of restricted stock	-	-	-	-	-	43	-	-	43
Distribution of stock pursuant to performance awards	-	-	8	-	-	-	5	37	45

Balance at December 30, 2000	11,711	19,518	18,564	148,254	-	(10)	(226)	(1,786)	184,540
Net earnings	-	-	-	14,586	-	-	-	-	14,586
Dividend declared of $.27 per share	-	-	-	(3,146)	-	-	-	-	(3,146)
Cumulative effect of an accounting change	-	-	-	-	(637)	-	-	-	(637)
Treasury stock issued upon exercise of options	-	-	942	-	-	-	102	521	1,463
Common stock issued upon exercise of options	15	25	84	-	-	-	-	-	109
Common stock issued for employee stock purchase plan	92	154	655	-	-	-	-	-	809
Amortized compensation under restricted stock plan	-	-	-	-	-	1	-	-	1
Stock based deferred compensation	-	-	993	-	-	-	-	-	993
Repayment of notes receivable from holders of restricted stock	-	-	-	-	-	9	-	-	9
Distribution of stock pursuant to performance awards	-	-	475	-	-	-	51	260	735

Balance at October 6, 2001 (unaudited)	11,818	$19,697	21,713	159,694	(637)	-	(73)	$(1,005)	199,462

See accompanying notes to condensed consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

October 6, 2001

Note 1

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 6, 2001, and December 30, 2000, and the results of operations for the 16 and 40-weeks ended October 6, 2001 and October 7, 2000, and the changes in cash flows for the 40-weeks ended October 6, 2001 and October 7, 2000, respectively.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 2

The Company used the LIFO method for valuation of a substantial portion of inventories.  If the FIFO method has been used, inventories would have been approximately $47.8 million and $45.1 million higher at October 6, 2001 and December 30, 2000, respectively.

Note 3

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 6,	October 7,	October 6,	October 7,
	2001	2000	2001	2000
Numerator:
Net earnings	$6,048	4,014	14,586	10,625
Denominator:
Denominator of basic earnings per share (weighted-average shares)	11,684	11,471	11,599	11,433
Effect of dilutive options and awards	381	5	290	5
Denominator for diluted earnings per share (adjusted weighted average shares)	12,065	11,476	11,889	11,438
Basic earnings per share	$.52	.35	1.26	.93
Diluted earnings per share	$.50	.35	1.23	.93

Note 4

The Company uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis. Such agreements are considered to be a hedge against changes in future cash flows.  Accordingly, the interest rate swap agreements are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  These deferred gains and losses are then recognized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in the income statement.

At October 6, 2001 the Company had one outstanding swap agreement with a notional amount of $125 million expiring on December 6, 2001.  The fair market value of this agreement at the end of the quarter was $.6 million, net of taxes, and is recognized in accumulated other comprehensive income in stockholders’ equity.  For the third quarter and year to date, the Company recognized additional interest expense resulting from the cash flow hedge in a pretax amount of $1.1 million and $1.6 million, respectively.

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

The activity for the third quarter recorded through the remaining special charge accrual included $.4 million of pension benefits related to the distribution segment and $.3 million in continuing lease and exit costs related to closed retail stores.  For the forty weeks, $1.2 million of such costs were incurred and charged to the accrual.  As of October 6, 2001, the food distribution portion of the special charge liability consisted of $1.2 million related to certain pension and post-employment benefits.  Also, liabilities in the amount of $5.2 million remain related to continuing lease commitments and occupancy costs associated with retail stores closed under the 1998 special charge.

Note 6

The Company has a Receivables Purchase Agreement (the “Agreement”) executed between the Company, Nash Finch Funding Corporation (NFFC), a wholly owned subsidiary of the Company, and a certain third party purchaser (the “Purchaser”) pursuant to a securitization transaction.  The Agreement is a $50 million revolving receivable purchase facility allowing the Company to sell additional receivables to NFFC, and NFFC to sell, from time to time, variable undivided interests in these receivables to the Purchaser.  As of October 6, 2001 and December 30, 2000 the Company had sold $44.7 million and $41.2 million, respectively, of accounts receivable on a non-recourse basis to NFFC.  NFFC sold $34.5 million and $33.9 million, respectively, of its undivided interest in such receivables to the third party Purchaser, subject to collateral requirements specified by the Agreement.

Note 7

On August 13, 2001, the Company acquired U Save Foods, Inc. (“U Save”), through a cash purchase of 100% of U Save’s outstanding capital stock.  U Save was a privately held retail food store chain operating 14 stores, primarily in Nebraska, with annual sales of approximately $145 million.  Final determination of the purchase price is dependent upon completion and acceptance of an independent audit of the closing balance sheet, which is expected in the fourth quarter.  Preliminary purchase price allocation resulted in goodwill of $27.1 million which is not required to be amortized in accordance with new accounting pronouncements (see Note 8).

Note 8

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing.  The Company is required to apply the provisions of SFAS No. 141 including the nonamortization provision of goodwill under SFAS No. 142 to all business combinations completed after June 30, 2001, while SFAS No. 142 is fully effective at the beginning of 2002.  In fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets.  At this time the Company does not expect the impact of the impairment testing to have a material effect on the financial statements.  Goodwill amortization expense for the third quarter was $1.8 million pretax and $1.4 million after tax or $.12 per diluted share.  Year to date goodwill amortization was $4.5 million pretax and $3.6 million after tax or $.30 per diluted share.

In April 2001, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on Issue 00-25 - Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.  The new ruling provides guidance on income statement classification on consideration paid to a reseller of a vendor’s products and must be applied for periods beginning after December 15, 2001.  The Company has evaluated this rule change and determined it will have no effect on the financial statements.

During the second quarter, the Company applied EITF Issue 00-22 - Accounting for “Points” and Other Time Based or Volume Based Sales Incentive Offers.  The new ruling requires that certain time or volume based rebates or refunds be classified as a reduction of revenues instead of an expense or cost of sale.  Amounts reclassified from expense and cost of sales reducing revenues were not material and had no impact on net earnings.  Prior year results were restated to reflect application of the new ruling.

Note 9

A summary of the major segments of the business is as follows:

 Sixteen weeks ended October 6, 2001

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$655,864	314,879	304,100	1,274,843
Inter-segment revenue	170,975	-	-	170,975
Segment profit	18,587	12,656	7,238	38,481

 Sixteen weeks ended October 7, 2000

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$582,398	322,313	299,822	1,204,533
Inter-segment revenue	180,705	-	-	180,705
Segment profit	11,899	10,338	6,953	29,190

 Forty weeks ended October 6, 2001

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$1,588,586	781,523	759,232	3,129,341
Inter-segment revenue	431,115	-	-	431,115
Segment profit	44,081	28,340	17,751	90,172

 Forty weeks ended October 7, 2000

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$1,464,407	792,278	731,017	2,987,702
Intra segment revenue	446,953	-	-	446,953
Segment profit	33,491	23,201	16,513	73,205

Reconciliation to statements of operations:

(In thousands)

Sixteen weeks ended October 6, 2001 and October 7, 2000

	2001	2000

Profit and loss
Total profit for segments	$38,481	29,190
Unallocated amounts:
Adjustment of inventory to LIFO	(1,769)	243
Unallocated corporate overhead	(26,392)	(22,465)

Earnings before income taxes	$10,320	6,968

Forty weeks ended October 6, 2001 and October 7, 2000

	2001	2000

Profit and loss
Total profit for segments	$90,172	73,205
Unallocated amounts:
Adjustment of inventory to LIFO	(2,661)	1,055
Unallocated corporate overhead	(62,621)	(55,814)

Earnings before income taxes	24,890	18,446

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

Total revenues for the sixteen-week third quarter were $1.275 billion compared to $1.205 billion last year, an increase of 5.8%. For the forty-weeks, total revenues were $3.129 billion compared to $2.988 billion, an increase of 4.7%.

Food distribution revenues for the third quarter increased 12.6% from $582.4 million to $655.9 million.  Year to date revenues increased 8.5% from $1.464 billion last year to $1.589 billion. Increased revenues are attributed to new food distribution customers as the Company continues to improve service to new and existing independent retailers.  During the quarter, the Company announced the addition of $70 million in annualized revenues from new accounts, and subsequent to quarter end a new account representing another $20 million, bringing the total for the year to approximately $220 million in new annualized revenues.  Food distribution revenues were also favorably impacted by the shift in revenues from the retail segment to the food distribution segment, resulting from the sale in June and July of substantially all corporate-owned retail stores in the Southeast to existing  independent customers.

Retail segment revenues for the quarter were $314.9 million compared to $322.3 million, a decrease of 2.3%.  The decline is primarily attributed to the Company’s decision to sell its stores in the Southeast region.  The sale of the stores allows the Company to focus its retail strategy on stores it currently operates in the Upper Midwest. On August 13, the Company acquired 14 stores from U Save Foods, Inc. (“U Save”), a privately held company operating stores primarily in Nebraska.  U Save’s annual revenues are approximately $145 million.  All stores acquired from U Save have been re-bannered as Sun Mart® stores.  Same store sales declined 2.3% compared to the third quarter last year as a result of competitive pressures in certain areas.

For the forty-week period, retail segment revenues were $781.5 million compared to $792.3 million last year, a decrease of 1.4%.  A decline in same store sales of .9%, due to increased competition in certain areas, and sale of the Southeast stores, largely contributed to the decrease compared to last year.  At the end of the quarter, the Company operated 111 stores compared to 122 stores last year.

The Company is currently developing two specialty store formats, one designed to service the Hispanic market, which is considered under-served by traditional grocery stores, and a second format under the Buy n Save® name to service low income, value conscious consumers.  Based on the growth potential of both store concepts, the Company plans to roll out additional locations in fiscal 2002.  The Company currently operates three Hispanic format stores and has announced a new banner for the Hispanic stores called Avanzando™.  The first Avanzando stores will open early next year in Denver, Colorado, with expectation of opening as many as ten stores per year.  The Company operates four Buy N Save stores and expects to expand this format in the Upper Midwest in 2002 by at least an additional ten stores per year.

Military segment revenues for the quarter were $304.1 million compared to $299.8 million last year, an increase of 1.4%.  Year to date revenues were $759.2 compared to $731.0 a year ago, an increase of 3.9%.  The increases, in particular year to date, largely reflect new distribution business in North Carolina and Europe, added during the second half of fiscal 2000 from a major manufacturer.  The deployment of military forces in response to the September 11 terrorist attacks has had some impact, though not significant, in the military business.  However, based on information currently available, we expect overall sales to remain stable for the remainder of the year.

Gross Margin

Gross margin for the quarter was 10.9% compared to 11.0% last year.  Although retail margins improved as a result of reduced promotional activities this year relative to the third quarter last year, the decrease in overall margins is attributed to a greater proportion of food distribution revenues which contribute lower margins as a percent of revenues.  The Company recorded a LIFO charge of $1.8 million compared to a credit of $.2 million last year.  Year to date gross margins were 11.2% in fiscal 2001, compared to 11.1% last year.  Gross margin included a LIFO charge of $2.7 million this year, compared to a credit of $1.1 million last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter, as a percent of total revenues, were 8.1% compared to 8.4% a year ago.  Year to date selling, general and administrative expenses were 8.4% compared to 8.5% last year.  The decrease reflected in both periods is largely the result of expense control and a higher percentage of food distribution and military revenues that operate at lower expense levels than does retail.

Depreciation and Amortization Expense

Depreciation and amortization expense for the quarter was relatively flat at $14.1 million compared to $14.0 million last year.  Year to date depreciation and amortization expense increased from $33.9 million last year to $35.4 million in 2001, an increase of 4.4%.  The increase primarily reflects the addition of several new stores and a number of store remodels since the prior year quarter, offset by lower expense resulting from the sale of the Southeast stores.  Amortization of goodwill and other intangibles for the sixteen and forty-weeks was $2.5 million and $6.2 million, respectively, compared to $2.5 million and $6.0 million for the comparable periods last year.  Goodwill recorded as a result of the U Save acquisition is exempt from amortization in accordance with new accounting pronouncements.

Interest Expense

Interest expense for the quarter was relatively flat at $10.5 million compared to $10.6 million last year.  Year to date interest expense was $26.8 million compared to $26.0 million, an increase of 3.1%.  The increased costs are attributed to higher average borrowing rates under the revolving credit facility and swap agreement which were partially offset by an average revolver level that was lower compared to last year.  The Company also purchased real estate under several capital lease agreements which contributed to higher interest expense compared to last year.

Income Taxes

The effective income tax rate for 2001 is 41.4% compared to 42.4% in fiscal 2000.  The reduction in the effective rate is attributed to certain tax initiatives the Company has implemented in 2001.

Net Earnings

Net earnings for the quarter were $6.0 million or $.50 per diluted share compared to $4.0 million or $.35 per diluted share last year, an increase of 50.0%.  For the year to date, net earnings increased 37.7% to $14.6 million or $1.23 per diluted share from $10.6 million or $.93 per diluted share last year.  Excluding goodwill amortization, which will no longer be required in 2002 (see Note 8), net earnings for the third quarter and year to date of 2001 would have been $7.5 million or $.62 per diluted share and $18.2 million or $1.53 per diluted share, respectively.

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

With the closure of the final retail location included in the 1998 revitalization plan, completed in the first quarter of 2001, all actions contemplated by the original 1998 plan and subsequent revisions have been implemented.  The Company continues to incur costs, primarily related to continuing lease commitments of closed locations, and charges them to the remaining special charge accrual.  For the sixteen and forty weeks ended October 6, 2001, $.7 million and $1.2 million, respectively, of such costs were incurred and charged to the accrual.  The remaining special charges liabilities consist of the following elements:  $1.2 million related to the food distribution segment for certain pension and post-employment benefits; and $5.2 million related to a portion of the continuing lease commitments and   occupancy costs of eight closed retail stores.  The Company is actively seeking to sublease these properties.  The Company does not expect any future impact on earnings to result from any of the continuing issues under the 1998 special charges.

EBITDA

The Company’s new revolving credit facility contains various restrictive covenants.  Several of these covenants are based on earnings from operations before interest, taxes, depreciation, amortization and non-recurring items (EBITDA).  This information is not intended to be an alternative to performance measures under generally accepted accounting principles, but rather as a presentation important for understanding the Company’s performance relative to its debt covenants (in thousands):

	Sixteen Weeks		Forty Weeks
	October 6,	October 7,	October 6,	October 7,
	2001	2000	2001	2000
Earnings before income taxes	$10,320	6,968	24,890	18,446
Add (Deduct):
LIFO effect	1,799	(242)	2,661	(1,055)
Depreciation and amortization	14,139	13,992	35,417	33,896
Interest expense	10,472	10,628	26,759	26,001
Closed store lease costs	--	242	282	1,196
(Gains)losses on sale of real estate	44	(267)	198	(1,694)

Total EBITDA	$36,774	31,321	90,207	76,790

Sale of Southeast Region Stores

On April 17, 2001 the Company announced its intention to sell its 20 supermarket stores in North and South Carolina.  As of October 6, 2001, 18 of the stores had been sold to independent retailers under agreements that contain multi-year sales and service provisions, whereby the stores will continue to be food distribution customers supplied from the Company’s Lumberton, North Carolina distribution center.  The sale of these stores allows the Company to align its retail efforts with its strategy of being a leading supermarket chain in the upper Midwest.  The Company expects to complete transactions on the two remaining stores in the fourth quarter.

Acquisition of U Save Foods, Inc.

On August 13, 2001 the Company purchased for cash, all of the outstanding capital stock of U Save Foods, Inc., a privately-held retail food store chain operating 12 stores in Nebraska and one each in Colorado and Kansas.  The acquisition furthers the Company’s strategic plan of retail growth in the Upper Midwest, generating additional annualized retail segment revenues of approximately $145 million, while adding incremental food distribution volume which is expected to lower operating cost as a percent of revenues.  The stores, which operated under various banners, have all been converted to the Company’s Sun Mart banner.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its capital needs through a combination of internal and external sources.  These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

Operating cash flows were $146.0 million for the forty-weeks compared to $69.4 million last year.  The change in operating cash flows is primarily the result of changes in operating assets and liabilities as compared to the same period last year.  Working capital was $71.8 million at the end of the quarter compared to $108.8 million at the end of fiscal 2000.

Cash used in investing activities increased 15.7% from $73.9 million last year to $85.5 million for the forty-week period this year. Investing activities in 2001 consisted primarily of $46.9 million for the purchase of U Save and another business from an existing customer, $30.5 million in capital expenditures, and $4.8 million in loans to customers, net of payments received. These activities were funded by cash flows from operations and the revolving credit facility.  Prior year investing activities primarily included $40.5 million for capital expenditures, $19.9 million for the purchase of retail stores including Hinky Dinky Supermarkets, Inc., a 12-store chain in Nebraska, and loans to customers of $16.1 million, net of payments received.

In December 2000, the Company completed the refinancing of its credit facility.  The new five year agreement provides a $100 million term loan and a $150 million revolving credit facility.  At October 6, 2001, $25 million of the revolving credit facility was outstanding.  In conjunction with the new financing the Company entered into a swap agreement based on a notional amount of $125 million fixing the interest rate at 6.37%.  The agreement expires in December 2001 and will be replaced by three separate agreements each with notional amounts of $35 million, at fixed interest rates of 2.35%, 2.58% and 2.97% expiring in six, twelve and eighteen month intervals, respectively.

Total debt in the third quarter, despite the U Save acquisition, remained flat at $361.7 million compared to the year ago balance of $361.4 million and the $358.3 million outstanding at the end of last year.  Total debt to EBITDA improved to 3.0 for the quarter versus 3.5 in the same period a year ago. On a pro forma basis, reflecting the U Save acquisition as if it had occurred at the beginning of the year, total debt to EBITDA fell to 2.89. Under terms of its credit agreement, this lower ratio allows the Company to borrow at 175 basis points over LIBOR rather than the previous spread of 200 basis points.

The Company believes that borrowing under the revolving credit facility, proceeds from its sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company’s working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

The information contained in this Form 10-Q Report includes forward-looking statements made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward looking statements can be identified by the use of words like “believes,” “expects,” “may,” “will,” “should,” “anticipates,” or similar expressions, as well as discussions of strategy.  Although such statements represent management’s current expectations based on available data, they are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those anticipated.  Such risks, uncertainties and other factors may include, but are not limited to, the ability to: meet debt service obligations and maintain future financial flexibility; respond to continuing competitive pricing pressures; retain existing independent wholesale customers and attract new accounts; and fully integrate acquisitions and realize expected synergies.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.                    Exhibits and Reports on Form 8-K.

(a)           Exhibits:

10.1         Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended effective September 30, 2001)

(b)           Reports on Form 8-K:

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: November 19, 2001	By /s/ Ron Marshall
Ron Marshall
President and Chief Executive Officer

By /s/ Robert B. Dimond
Robert B. Dimond
Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Forty Weeks Ended October 6, 2001

Item No.	Item	Method of Filing
10.1	Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended effective September 30, 2001)	Filed herewith