Form 10-K
period 2001-12-29
NASH FINCH CO
filed 2002-03-08
CIK 69671

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended: December 29, 2001	Commission file number: 0-785

NASH-FINCH COMPANY

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41-0431960 (I.R.S. Employer Identification No.)
7600 France Avenue South P.O. Box 355 Minneapolis, Minnesota (Address of principal executive offices)	55440-0355 (Zip Code)

Registrant's telephone number, including area code: (952) 832-0534

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.66 2/3 per share
Common Stock Purchase Rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        As of March 4, 2002, 11,893,551 shares of Common Stock of the Registrant were outstanding. The aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market), excluding outstanding shares deemed beneficially owned by directors and officers, was approximately $301,668,957.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held on May 14, 2002 (the "2002 Proxy Statement").

        THIS REPORT AND THE DOCUMENTS THAT ARE OR WILL BE INCORPORATED BY REFERENCE INTO THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION:

  •
  RISKS RELATED TO OUR INDUSTRY AS A WHOLE, INCLUDING THE EMERGENCE OF NEW OR GROWING COMPETITORS AND THE COMPETITIVE PRACTICES IN OUR INDUSTRY, CHANGES IN OUR ECONOMIC AND BUSINESS OPERATING ENVIRONMENTS AND CHANGES IN THE FOOD DISTRIBUTION AND RETAIL INDUSTRY IN WHICH WE OPERATE;

  •
  RISKS RELATED TO OUR BUSINESS AND STRATEGY, INCLUDING OUR ABILITY TO ACQUIRE, AND SUCCESSFULLY INTEGRATE, TRADITIONAL GROCERY STORES, SUCCESSFULLY ROLL OUT OUR NEW STORE FORMATS AND RETAIN OUR CUSTOMERS OR ACQUIRE NEW CUSTOMERS, THE RISK OF CREDIT LOSSES, OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL AND THE RISK OF ISSUES WITH THE QUALITY, SAFETY OR INTEGRITY OF THE FOOD PRODUCTS WE SELL; AND

  •
  RISKS RELATED TO OUR INDEBTEDNESS, INCLUDING THE ADVERSE IMPACT OF OUTSTANDING DEBT ON OUR OPERATING RESULTS OR OF CERTAIN TERMS OF OUR OUTSTANDING DEBT THAT COULD MATERIALLY RESTRICT OUR BUSINESS AND OPERATING FLEXIBILITY.

        ADDITIONAL INFORMATION REGARDING THESE AND OTHER RISKS IS INCLUDED IN EXHIBIT 99.1, "RISK FACTORS," FILED WITH THIS REPORT.

        IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE MATTERS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS WILL IN FACT OCCUR. THE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR PREDICTIONS OF FUTURE PERFORMANCE AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS. AS A RESULT, YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. WE DO NOT UNDERTAKE TO UPDATE OUR FORWARD-LOOKING STATEMENTS TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

PART I

ITEM 1. BUSINESS

A. GENERAL DEVELOPMENT OF BUSINESS.

        Originally established in 1885 and incorporated in 1921, today we are one of the leading food distribution and retail companies in the United States, with approximately $4.1 billion in annual sales. Our business consists of three primary operating segments: food retailing, food distribution and military food distribution.

        Our food retailing segment is made up of 110 corporate-owned stores concentrated in the Upper Midwest region of the United States, consisting primarily of the states of Iowa, Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin. We believe that approximately two-thirds of our traditional grocery stores are #1 or #2 in their respective markets. We are focused on becoming the leading grocery store chain in the Upper Midwest, as there are currently no national or multi-regional grocery store chains that have a significant presence in this market. Our corporate-owned stores principally operate as traditional grocery stores under three store banners: Econofoods®, Sun Mart® and Family Thrift Center™. Our corporate-owned grocery stores have undergone a substantial transformation during the past three years. We have opened 14 new stores, remodeled 23 existing stores and acquired 53 stores in separate transactions primarily from three regional grocery store chains in Minnesota, Wisconsin and Nebraska.

        Over the past three years, we have also developed, and are currently expanding, two new store formats, which target what we believe to be under-served demographic segments of our market area. The financial results for each of these store formats have exceeded our expectations. Our three Wholesale Food Outlet™ grocery stores serve the rapidly growing Hispanic population. These stores will operate under the AVANZA™ banner as we begin to expand this format. Our four Buy•n•Save® stores are extreme value stores, which serve the large segment of low-income, value conscious consumers.

        On August 13, 2001, we completed the acquisition of U Save Foods, Inc., a grocery store chain headquartered in Omaha, Nebraska, with annual sales of approximately $145 million. U Save's 14 stores are located in Nebraska, Kansas and Colorado. With this acquisition, we are now the largest grocery store chain in Nebraska, with 30 stores in that state. The stores have been integrated and converted to our primary banners.

        Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products from 15 distribution centers to more than 1,500 grocery stores and institutional customers located in 24 states across the United States. Since 1998, we have implemented operating initiatives that have enhanced productivity and expanded profitability while providing a higher level of service to our distribution customers. We believe that in order to continue to grow our food distribution operations we must provide our customers with low prices, exceptional customer service and successful marketing and merchandising programs.

        Our military food distribution segment sells and distributes a wide variety of grocery products to approximately 100 domestic and European-based U.S. military commissaries. We primarily conduct our military distribution operations in the Mid-Atlantic region of the United States, consisting of the states along the border of the Atlantic Ocean from New York to North Carolina. We have two distribution centers in this region that exclusively provide products to U.S. military commissaries.

        Since June 1998, when Ron Marshall joined us as our President and Chief Executive Officer, we have assembled a superior management team with extensive experience in retail and food distribution. Through the execution of a 1998 revitalization plan, our new management team has streamlined food distribution operations, expanded retail operations in the Upper Midwest, lowered costs, enhanced operating efficiencies and strengthened our appeal to new customers. We have become a performance driven, service-oriented organization, focused on managing all aspects of our business through several performance metrics such as on-time deliveries, product fill rates, cost per case of handling and shipping goods and equipment utilization, encompassing sales, productivity, service levels and working capital efficiency. As a result, we seek to continue to grow our revenues while expanding our operating margins.

B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

        Financial information about our business segments for the most recent three fiscal years is contained on pages 43-46, of this Annual Report on Form 10-K (Note (13) of Notes to Consolidated Financial Statements). For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by Nash Finch. For fiscal 2001, 34% of such warehouse operational profits were allocated to retail operations.

C. NARRATIVE DESCRIPTION OF THE BUSINESS.

Retail Segment

  Overview

        Our food retailing segment is made up of our corporate-owned stores, which operate principally as traditional grocery stores under three store banners: Econofoods, Sun Mart and Family Thrift Center. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of December 29, 2001, we operated 110 corporate-owned stores, primarily in the Upper Midwest, including 102 traditional grocery stores, 3 Wholesale Food Outlet grocery stores, 4 Buy•n•Save stores and 1 other retail store. We believe the operating and customer service initiatives implemented since 1998 have resulted in significant improvements in the financial performance of our retail stores. As a result of acquisitions, new stores, and store remodels, our food retailing revenues have grown from approximately $736.5 million in fiscal 1998 to approximately $1.0 billion for fiscal 2001, and our EBITDA margin for our retail segment has expanded from 2.5% to 5.3% over the same period.

  Traditional Grocery Stores

        Our traditional grocery stores offer a wide variety of high quality grocery products and services. Many have specialty departments such as delicatessens, bakeries, eat-in cafes, pharmacies, photo centers, dry cleaners, banks, floral and video rental departments. We emphasize outstanding customer service in our traditional grocery stores, as well as our other retail stores. We have created our G.R.E.A.T. (Greet, React, Escort, Anticipate, Thank) Customer Service Program in order to train every associate on the core elements of providing exceptional customer service. A mystery shopper visits each store every two weeks to measure performance, and we distribute the results to management and store personnel.

        In early 1999, we began redesigning our traditional grocery stores to incorporate our new "Fresh Place"® concept. "Fresh Place" is an umbrella banner that emphasizes our traditional grocery stores' high-quality perishable products, such as fresh produce, deli, meats, seafood and baked goods, and takeout foods for today's busy consumer. Of our 102 traditional grocery stores, 29 carry the Fresh Place banner along with one of our other banners, and we intend to further expand this concept.

        We also offer other services for the convenience of shoppers such as Kids Korner ™. Kids Korner, which is offered in 15 store locations, is a secure, complimentary in-store supervised play area for children. Upon entering the play area, each child is given a wristband, which will trigger an alarm if the child leaves the area, and the parents are given a pager so that they can be immediately contacted if there are any problems with their child. Video monitors are also placed throughout the store so that parents can monitor their children.

        All of our new traditional grocery stores are planned to be approximately 55,000 square feet in size and will emphasize the "perimeter" sales in every store. Perimeter sales are generally of higher margin items like perishables and service departments. We will continue to update our corporate-owned stores to maintain modern shopping facilities that compete in today's market.

  Hispanic Stores

        Our Hispanic stores currently operate under the Wholesale Food Outlet banner and offer products geared to meet the specific tastes and needs of Hispanic shoppers, with a focus on the higher profit products most frequently purchased by Hispanic shoppers such as produce, meats, baked goods and imported products from Mexico. In addition to a vast selection of familiar Hispanic products, these stores have bilingual signs and product packaging, national magazines in both English and Spanish and Spanish-speaking personnel in a clean and festive environment. These stores also provide services such as check cashing, fax services, money wiring and phone cards.

        Our Wholesale Food Outlet stores are located in Greeley, Colorado; Muscatine, Iowa; and Omaha, Nebraska. We plan to open additional Hispanic stores in 2002, under a new banner called AVANZA which means "advance" Our three Wholesale Food Outlet stores will convert to this new banner as we roll out this store format. Our new store plan assumes a 30,000 square-foot store that will generate approximately $480 of annual sales per square foot. We estimate that our average investment in this type of store will be approximately $2.5 million, including inventory.

  Extreme Value Stores

        In addition to responding to the changing demographics in the United States, we have also responded to the shift in income inequality with our extreme value grocery stores operating under the Buy•n•Save banner. Buy•n•Save stores were designed to attract value-conscious shoppers, typically with household incomes under $35,000, for whom low prices are a critical factor in selecting a grocery store. These stores provide a limited assortment of Grade A quality products, consisting of approximately 20% national brands and 80% private label products, including our own proprietary labels, with savings up to 40% off comparable nationally branded items. A typical Buy•n•Save store is approximately 12,000 square feet in size and offers approximately 1,100 stock keeping units, or "SKUs," mostly in pallet displays. In contrast, a typical traditional grocery store may be approximately 40,000 square feet in size and offer between 30,000 and 45,000 SKUs, of which 15% to 20% are private label products.

        These stores cost less to build, maintain and operate than our traditional grocery stores. We make a significantly lower capital investment in these stores because the format is small and uses minimal signage and store fixtures. The size of a Buy•n•Save store and the limited number of products offered make it easier to train associates and less expensive to operate, which allows us to increase productivity and pass on the savings to our customers.

        As of December 29, 2001, we operated four Buy•n•Save stores in Minnesota and plan to open additional stores in 2002. Our new store plan assumes a 12,000 square-foot store that will generate approximately $275 of annual sales per square foot. We estimate that our average investment in a Buy•n•Save store will be approximately $800,000, including inventory.

Food Distribution Segment

  Overview

        Our food distribution segment sells and distributes a wide variety of grocery products to more than 1,500 grocery stores and institutional customers located in 24 states across the United States. Our customers are relatively diverse with the largest customer representing approximately 9.8%, and two others representing approximately 4.4% and 3.4%, of our food distribution revenues, based on 2001 revenues. No other customer represents more than 3% of our food distribution business. Approximately 60% of our food distribution volume is generated through our corporate-owned stores and customers with whom we have long-term sales and service agreements. The operating efficiencies gained since 1998 have resulted in significant improvement in the financial performance of our food distribution business. Our EBITDA margin for the food distribution segment has expanded from 2.6% in 1998 to 3.5% in 2001.

  Products

        We primarily sell and distribute nationally advertised branded products and a number of unbranded products, principally meats and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. We also distribute and sell private label products that are branded primarily under the proprietary trademarks Our Family®, a long-standing private label of Nash Finch, and Fame®. Under our private label line of products, we offer a wide variety of competitively priced, high quality grocery products. We offer approximately 2,200 SKUs under the Our Family and Fame labels, which compete with national branded products and other value brand products, respectively.

  Services

        To further enhance our reputation and strengthen our relationships with our food distribution customers, we offer a wide variety of support services to help them develop and operate stores, as well as compete more effectively. Some of these services include:

  •
  promotional, advertising and merchandising programs;

  •
  installation of computerized ordering, receiving and scanning systems;

  •
  establishment and supervision of computerized retail accounting, budgeting and payroll systems;

  •
  personnel management assistance and employee training;

  •
  accounting services;

  •
  consumer and market research;

  •
  remodeling and store development services;

  •
  negotiating real estate transactions; and

  •
  securing existing grocery stores that are for sale or lease in the market areas we serve and, occasionally, acquiring or leasing existing stores for resale or sublease to these customers.

        We also provide financial assistance to our food distribution customers in connection with new store development or the upgrading and expansion of existing stores. As of December 29, 2001, we had approximately $46.8 million of loans outstanding to 95 of our food distribution customers. We typically enter into long-term supply agreements with these customers, ranging from two to 15 years, representing more than 40% of food distribution revenues. These agreements may also contain provisions that give us the opportunity to purchase customers' independent retail businesses before any third party. In addition, we may assist food distribution customers by guaranteeing their loan and lease obligations

        We also distribute products to independent stores that carry our proprietary Food Pride® banner and the IGA banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to larger grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of December 29, 2001, we served approximately 86 retail stores under our Food Pride banner and 189 stores under the IGA banner.

        Our distribution centers are strategically located to efficiently serve our corporate-owned stores, our independent customer stores and other institutional customers. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping goods and merchandise and are designed for high-volume operations at low-unit costs. Our distribution centers are profitable, yet we believe that we have substantial capacity to serve additional customers without materially increasing our costs.

        Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand, private label and perishable products. Non-food items and specialty grocery products are distributed from a dedicated area of the distribution center located in Bellefontaine, Ohio, and from the distribution centers located in Sioux Falls, South Dakota. We currently have a modern fleet of 413 tractors and 888 semi-trailers, which deliver the vast majority of our product to our customers.

        Our retailers order their inventory at regular intervals through direct linkage with our information systems. Virtually all of our food distribution sales are made on a market price-plus-fee and freight basis, with the fee based on the type of commodity and quantity purchased. We promptly adjust our selling prices based on the latest market information, and our freight policy contains a fuel surcharge clause which allows us to partially mitigate the impact of rising fuel costs.

Military Food Distribution Segment

        Our military food segment distributes grocery products to U.S. military commissaries located predominately in the Mid-Atlantic region of the United States. We also distribute grocery products for use on U.S. military ships afloat and U.S. military bases located in Europe. We have two distribution centers near the largest concentration of military bases in the United States exclusively dedicated to supplying products to commissaries. These distribution centers are located in Norfolk, Virginia and Baltimore, Maryland. We have consistently received the highest available service ratings from the Defense Commissary Agency, which performs monthly assessments of service to military commissaries. The ratings are based on service metrics which include fill rate, on-time delivery and handling of order adjustments. We have an outstanding reputation as a supplier to U.S. military commissaries, with fill rates among the highest in the industry.

Competition

        We believe the two most comparable competitors of Nash Finch Company are Fleming Companies, Inc. and SuperValu Inc., both of whom are larger than Nash Finch Company.

  Food Retailing Segment

        We compete on the retail grocery level in a fragmented market with many organizations of various sizes, ranging from national and regional grocery store chains to local chains and privately owned unaffiliated stores. Although our target retail market has a very low presence of national and multi-

regional grocery store chains, we compete with other independent grocery stores, wholesale club stores and supercenters. Depending upon the product and location involved, we compete based on price, quality and assortment, store appeal, including store location and format, sales promotions, advertising and convenience. We believe that by focusing on convenience, outstanding perishable execution and exceptional customer service, we can successfully compete with our competitors.

        Our Wholesale Food Outlet stores compete primarily with small independent retailers, which we believe lack the scale to have a meaningful impact on our targeted markets. Our primary competitors for our Buy•n•Save stores are Aldi and Save A Lot, neither of which currently has a significant presence in the Upper Midwest.

  Food Distribution Segment

        Competition among the top distributors in the food distribution segment is intense, both because of current trends toward consolidation and because of the low margin nature of the business. Success of competitors in this segment will be measured by their ability to leverage scale in order to gain pricing advantages, providing superior merchandising programs and services to the independent customer base and their ability to utilize technology to decrease distribution inefficiencies. We compete with local, regional and national food distributors, including Fleming Companies and Super Valu, as well as grocery store chains that purchase from suppliers and distribute products themselves to their stores for sale to consumers. We face competition from these companies on the basis of price, quality, variety and availability of products, strength of private label brands, schedules and reliability of deliveries, and the range and quality of services.

  Military Food Distribution Segment

        We face competition in our military food distribution business from large food distributors. We believe we compete effectively based on customer service, cost operating efficiencies and the location of our military distribution centers.

Employees

        As of December 29, 2001, we employed 12,755 persons, of whom 7,149 were employed on a full-time basis and 5,606 were employed on a part-time basis. We consider our employee relations to be good. Only 558 of our employees are represented by unions. These union employees consist primarily of the distribution center personnel and drivers in our Ohio and Michigan distribution centers. During 2002, a collective bargaining agreement covering delivery drivers in Cincinnati, Ohio comes up for renewal.

ITEM 2. PROPERTIES

        Our principal executive offices are located in Edina, Minnesota, and consist of approximately 104,496 square feet of office space in a building that we own.

Food Retailing Segment

        The table below sets forth, as of December 29, 2001, selected information regarding our 110 corporate-owned stores. We own 36 and lease 74 of these stores.

Banner	Number of Stores	Areas of Operation	Average Square Feet
Econofoods®	57	IA, IL, MO, MN, SD, WI, WY	37,986
Sun Mart®	39	NE, MN, ND, CO, KS	33,892
Family Thrift Center™	6	SD	33,394
Wholesale Food Outlet™	3	CO, NE, IA	28,784
Buy•n•Save®	4	MN	14,088
Other Stores	1	WI	7,200

        As of December 29, 2001, the aggregate square footage of our 110 retail grocery stores totaled 3,837,343 square feet.

Food Distribution Segment

        The table below lists, as of December 29, 2001, the locations and sizes of our distribution centers primarily used in our food distribution operations. Various of these distribution centers, however, also distribute products to military commissaries located in their geographic areas. Unless otherwise indicated, we own all of these distribution centers. The distribution center facilities that are leased have varying terms, all with remaining terms of less than 20 years.

Location	Approx. Size (Square Feet)
Upper Midwest Region:
Cedar Rapids, Iowa(1)	399,900
St. Cloud, Minnesota(2)	358,752
Omaha, Nebraska	626,900
Fargo, North Dakota	288,800
Minot, North Dakota	185,200
Rapid City, South Dakota(4)	195,125
Sioux Falls, South Dakota(5)	303,414
Southeast Region:
Statesboro, Georgia(6)	309,895
Lumberton, North Carolina(3)	480,000
Bluefield, Virginia	187,500
Central Region:
Bellefontaine, Ohio(7)	706,577
Cincinnati, Ohio	412,000
Bridgeport, Michigan(3)	604,500

Total Square Footage	5,058,563

(1)
Includes 48,000 square feet that we lease.

(2)
Includes 29,752 square feet that we lease.

(3)
Leased facility.

(4)
Includes 8,000 square feet that we lease.

(5)
Includes 107,300 square feet that we lease. The Sioux Falls facility represents two distinct distribution centers, one that distributes limited variety and slow moving products, and the other that distributes general merchandise and health and beauty care products.

(6)
Includes 230,520 square feet that we lease.

(7)
Includes 40,400 square feet that we lease. This facility includes two separate distribution operations, one that distributes dry groceries, frozen foods, fresh and processed meat products, and a variety of non-food products, and the other that distributes health and beauty care products, general merchandise and specialty grocery products. The general merchandise services distribution center uses approximately 254,000 square feet of the total owned and leased space.

Military Distribution Segment

        The table below lists, as of December 29, 2001, the locations and sizes of our distribution centers exclusively used in our military distribution business. Unless otherwise indicated, we lease each of these distribution centers. The leases have varying terms, each with a remaining term of less than 20 years.

Location	Approx. Size (Square Feet)
Baltimore, Maryland	350,500
Norfolk, Virginia(1)	568,600

Total Square Footage	919,100

(1)
Includes 59,250 square feet that we own.

ITEM 3. LEGAL PROCEEDINGS

        The Company is engaged from time to time in routine legal proceedings incidental to our business. We do not believe that any pending legal proceedings will have a material impact on the business or financial condition of Nash Finch Company and its subsidiaries, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information about our executive officers as of March 1, 2002:

Name	Age	Year First Elected or Appointed as an Executive Officer	Title
Ron Marshall	47	1998	President and Chief Executive Officer
Christopher A. Brown	39	1999	Executive Vice President — Merchandising
Jerry L. Nelson	55	2000	Executive Vice President — President, Food Distribution
Bruce A. Cross	49	1998	Sr. Vice President — Business Transformation
Robert B. Dimond	40	2000	Sr. Vice President, Chief Financial Officer and Treasurer
James R. Dorcy	42	2001	Sr. Vice President — Corporate Retail
Norman R. Soland	61	1986	Sr. Vice President, Secretary and General Counsel
Rose M. Bailey	51	2001	Vice President — Human Resources
Jeffrey E. Poore	43	2001	Vice President — Distribution and Logistics
LeAnne M. Stewart	37	1999	Vice President and Corporate Controller

        There are no family relationships between or among any of our executive officers or directors. Our executive officers are elected by the Board of Directors for one-year terms, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors.

        Ron Marshall has served as our President and Chief Executive Officer and a director since June 1998. Mr. Marshall previously served as Executive Vice President and Chief Financial Officer of Pathmark Stores, Inc., a grocery store chain, from September 1994 to May 1998.

        Christopher A. Brown has served as Executive Vice President, Merchandising since October 1999. Prior to joining us, Mr. Brown was employed for over five years by Richfood Holdings, Inc., a food wholesaler and retailer. At Richfood Holdings, Inc., he served in various executive positions, including Executive Vice President, Procuring and Merchandising of the Farm Fresh Division from October 1998 to October 1999, Executive Vice President, Procurement for Richfood Holdings, Inc. from April 1997 to October 1998, Senior Executive Vice President of Super Rite Foods division from March 1996 to April 1997 and President and Chief Operating Officer of Rotelle, Inc., a subsidiary, from August 1994 to March 1996.

        Jerry L. Nelson has served as our Executive Vice President, President—Food Distribution since October 2000. He previously served as our operating Senior Vice President, Midwest Region, from April 2000 to October 2000, and as operating Vice President, Midwest Region, from November 1999 to April 2000. Prior to joining us, he served as Executive Vice President of Hagemeyer N.A., a specialty food distributor, from March 1997 to June 1999. From March 1995 to August 1996, he served as Operating Group President of Fleming Companies Inc., a food wholesaler and retailer.

        Bruce A. Cross has served as our Senior Vice President, Business Transformation since May 2000. He served as Senior Vice President and Chief Information Officer from September 1998 to May 2000. Mr. Cross previously served as Senior Project Executive for IBM Global Services, a strategic technical outsourcing and business consulting firm, from January 1995 to September 1998.

        Robert B. Dimond has served as our Senior Vice President and Chief Financial Officer since October 2000 and as Treasurer since May 2001. Mr. Dimond previously served as Group Vice President and Chief Financial Officer for the western region of Kroger Co., a grocery store chain, from

March 1999 to September 2000. From February 1992 until March 1999, he served as Group Vice President, Administration and Controller, for Smith's Food & Drug Centers, Inc., a grocery store chain.

        James R. Dorcy has served as our Senior Vice President, Corporate Retail since November 2001. He previously served as Vice President, Marketing and Advertising from February 2000 to November 2001. From December 1998 to November 1999, Mr. Dorcy served as Vice President, Advertising and Marketing for Farm Fresh Inc., a grocery store chain. From November 1994 to December 1998, he served as Vice President, Advertising and Marketing for Bozzuto's, Inc., a food wholesaler and retailer.

        Norman R. Soland has served as our Senior Vice President since July 1998, and has served as Secretary and General Counsel since January 1986. He served as our Vice President, Secretary and General Counsel from May 1988 to July 1998.

        Rose M. Bailey has served as our Vice President, Human Resources since February 2001. She previously served as Director of Human Resource Programs for Arcadia Financial, a buyer and servicer of automobile loans, from February 1998 to January 2001. From March 1979 to January 1997, she served as Vice President of Human Resources for County Seat Stores, Inc., a retailer of specialty clothing.

        Jeffrey E. Poore has served as our Vice President, Distribution and Logistics since May 2001. Since 1996 Mr. Poore served in various positions with SuperValu Inc., a food wholesaler and retailer, most recently as Vice President, Logistics from January 1999 to April 2001. Before joining SuperValu, Mr. Poore served as the Director of Logistics for SUN TV & Appliance, Inc. from December 1995 to September 1996.

        LeAnne M. Stewart has served as our Vice President since July 1999, as Controller since April 2000, and served as Treasurer from May 2000 to May 2001. Prior to her election as Controller, Ms. Stewart served as our Vice President, Financial Planning and Analysis. Prior to joining us, she served as Manager, Corporate Finance for Enron Europe Limited, an international energy company, from August 1997 to March 1999. From December 1987 to July 1995, she served in various positions ranging from staff accountant to senior manager at Ernst & Young LLP.

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq National Market and trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for the common stock as reported by the Nasdaq National Market, and the quarterly cash dividends paid per share of common stock. Prices do not include adjustments for retail mark-ups, mark-downs or commissions. At December 29, 2001 there were 2,710 stockholders of record.

	2001		2000		Dividends Per Share
	High	Low	High	Low	2001	2000
First Quarter	17.50	11.81	9.00	6.00	.09	.09
Second Quarter	24.00	17.19	9.13	7.13	.09	.09
Third Quarter	35.54	21.91	10.81	8.19	.09	.09
Fourth Quarter	31.10	20.65	13.56	10.50	.09	.09

Item 6. Selected Financial Data

Nash Finch Company and Subsidiaries
Consolidated Summary of Operations
Ten years ended December 29, 2001 (not covered by Independent Auditors' Report)

(Dollar amounts in thousands except per share amounts)	2001 (52 weeks)	2000 (52 weeks)	1999 (52 weeks)	1998 (52 weeks)	1997 (53 weeks)	1996 (52 weeks)	1995 (52 weeks)	1994 (52 weeks)	1993 (52 weeks)	1992 (53 weeks)
Total sales and revenues	$4,107,434	3,955,767	4,060,852	4,113,463	4,292,055	3,301,544	2,811,032	2,763,916	2,662,223	2,461,506
Cost of sales including warehousing and transportation expenses	3,645,333	3,517,528	3,664,107	3,756,407	3,899,802	2,978,529	2,513,325	2,458,666	2,372,408	2,193,055
Selling, general and administrative, and other operating expenses	344,905	330,966	305,843	274,224	286,068	244,372	234,989	241,137	230,155	204,191
Special charges	—	—	(7,045)	68,471	30,034	—	—	—		—
Interest expense	34,303	34,444	29,931	27,651	29,086	12,991	7,530	8,444	7,466	6,837
Depreciation and amortization	46,601	45,330	41,563	45,128	45,819	33,141	27,803	30,242	27,730	25,790
Provision for income taxes	15,025	11,659	11,216	(18,837)	2,320	13,174	10,748	10,148	10,047	12,137

Net earnings (loss) from continuing operations	$21,267	15,840	15,237	(39,581)	(1,074)	19,337	16,637	15,279	14,417	19,496
Earnings (loss) from discontinued operations, net of income tax (benefit)	—	—	—	426	(154)	695	777	201	1,457	572
Earnings (loss) on disposal of discontinued operations, net of income tax	—	—	4,566	(16,913)	—	—	—	—	—	—
Extraordinary charge from early extinguishment of debt, net of income tax	—	369	—	5,569

Net earnings (loss)	$21,267	15,471	19,803	(61,637)	(1,228)	20,032	17,414	15,480	15,874	20,068

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1.83	1.38	1.35	(3.50)	(0.10)	1.77	1.53	1.40	1.33	1.80
Earnings (loss) from discontinued operations	—	—	0.40	(1.46)	(0.01)	0.06	0.07	0.02	0.13	0.05
Extraordinary charge from early extinguishment of debt	—	(0.03)	—	(0.49)

Basic earnings (loss) per share	$1.83	1.35	1.75	(5.45)	(0.11)	1.83	1.60	1.42	1.46	1.85

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1.78	1.38	1.34	(3.50)	(0.10)	1.75	1.53	1.40	1.33	1.80
Earnings (loss) from discontinued operations	—	—	0.40	(1.46)	(0.01)	0.06	0.07	0.02	0.13	0.05
Extraordinary charge from early extinguishment of debt	—	(0.03)	—	(0.49)

Diluted earnings (loss) per share	$1.78	1.35	1.74	(5.45)	(0.11)	1.81	1.60	1.42	1.46	1.85

Cash dividends declared per common share	$.36	.36	.36	.72	.72	.75	.74	.73	.72	.71

Pretax earnings from continuing operations as a percent of sales and revenues	0.88%	0.70	0.65	—	—	0.98	0.97	0.92	0.92	1.29
Net earnings (loss) as a percent of sales and revenues	0.52%	0.39	0.49	(1.50)	(0.03)	0.61	0.62	0.56	0.60	0.82
Effective income tax rate	41.4%	42.4	42.4	(32.2)	425.4	40.5	39.1	40.0	40.5	38.4
Current assets	$479,363	433,539	465,563	467,108	494,350	525,596	311,690	309,522	294,925	310,170
Current liabilities	$383,624	324,786	327,327	331,473	294,419	297,088	207,688	220,065	215,021	213,691
Net working capital	$95,739	108,753	138,236	135,635	199,931	228,508	104,002	89,457	79,904	96,479
Ratio of current assets to current liabilities	1.25	1.33	1.42	1.41	1.68	1.77	1.50	1.41	1.37	1.45
Total assets	$970,245	880,828	862,443	833,095	904,883	945,477	514,260	531,604	521,654	513,615
Capital expenditures	$43,924	54,066	52,282	52,730	67,725	51,333	33,264	34,965	36,382	42,991
Long-term obligations (long-term debt and capitalized lease obligations)	$368,807	353,664	347,809	327,947	364,006	403,651	81,188	95,960	97,887	94,145
Stockholders' equity	$203,408	184,540	172,674	156,473	225,618	232,861	215,313	206,269	199,264	191,204
Stockholders' equity per share(1)	$17.43	16.12	15.22	13.80	19.96	21.06	19.80	18.97	18.33	17.59
Return on stockholders' equity(3)	10.46%	8.58	8.82	(25.30)	(0.48)	8.30	7.73	7.41	7.24	10.20
Number of common stockholders of record at year-end	2,710	2,786	2,348	2,214	2,226	2,230	1,940	2,074	2,074	2,087
Common stock high price(2)	$35.54	13.56	14.50	20.00	24.88	21.75	20.50	18.25	23.25	19.75
Common stock low price(2)	$11.81	6.00	5.88	13.13	17.50	15.50	15.75	15.38	17.00	16.25

(1)    Based on average outstanding shares at year-end.

(2)    High and low closing sales price.

(3)    Return based on continuing operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1. Fiscal 2001 vs. 2000

Revenues

        Total revenues for 2001 were $4.107 billion compared to $3.956 billion for 2000, an increase of 3.8%. The increase is attributed to new food distribution and military business Nash Finch Company (the "Company") has been able to capture during the year. The distribution of total revenues by operating segment is as follows:

Operating segments	2001	2000
Food distribution	50.6%	49.5%
Retail	25.2%	26.0%
Military	24.2%	24.5%

	100.0%	100.0%

        Food distribution segment revenues for the year were $2.077 billion compared to $1.958 billion in 2000, an increase of 6.1%. The increase is primarily attributed to new food distribution customers as the Company continues to improve service to new and existing customers. In addition, food distribution revenues were improved by the transfer of revenues from the retail segment as a result of the sale of 18 corporate-owned retail stores, in North and South Carolina to existing food distribution customers during 2001.

        Retail segment revenues were $1.035 billion for the year, compared to $1.029 billion last year, an increase of .6%. The improvement is largely due to the acquisition of 14 stores from U Save Foods, Inc. ("U Save"), on August 13, 2001, offset by the sale of stores in the Southeast. U Save, a privately held company, operated stores primarily in Nebraska. All of the stores acquired have been converted to the Company's primary banners. The sale of the Southeast stores allows the Company to focus its retail strategy on store operations in the upper Midwest.

        The Company has developed two specialty store formats. The first is designed to service a rapidly growing Hispanic market, which the Company believes has not been adequately served by traditional grocery stores. The Company currently operates three Hispanic oriented stores in the Midwest, and has announced a new banner for this format called AVANZA. The first AVANZA store will open in the second quarter of 2002 in Denver, Colorado. A second format, under the name Buy•n•Save is targeted to service the value conscious consumer. At December 29, 2001, four Buy•n•Save stores were in operation, with a plan to roll out three additional stores in the first quarter of 2002.

        Same store sales for 2001 declined by 1%, a direct result of reductions in promotional activity compared to last year and competitive pressures in certain markets. During 2001, the Company's corporate store count changed as follows:

Fiscal Year 2001
Number of stores at beginning of year	118
New stores	2
Acquired stores	15
Closed or sold stores	(25)

Number of stores at end of year	110

        Military segment revenues were $996 million for the year compared to $969 million last year, an increase of 2.8%. The improvement reflects an addition of new business in Europe and North Carolina, awarded to the Company late last year by a major manufacturer. The deployment of military forces in response to the September 11 terrorist attacks has had some impact, though not significant, on the military business.

Gross Margins

        Gross margins were 11.3% in 2001, compared to 11.1% last year. The margin improvements are attributed to increased productivity, efficient utilization of distribution facilities, improved sales mix of private label and value-added products in retail stores and increased procurement efficiencies. In 2001, gross margins were decreased by a LIFO charge of $2.7 million, or .07% as a percent of sales, compared to a LIFO credit of $1.1 million, or .03% as a percent of sales, which increased gross margins in 2000. The charge in 2001 is due to food price inflation and increased inventory levels to accommodate new business.

Selling, General and Administrative Expense

        Selling, general and administrative expenses as a percent of total revenues were 8.4% in both 2001 and 2000. Selling, general and administrative expenses in 2001 include retail store impairments of $1.9 million. The write-down of long-lived assets results from the Company's intention to close two stores, as well as changes in circumstances in three other stores indicating the carrying value of the assets may not be recoverable. There were no impairment charges recorded in 2000. In addition, selling, general and administrative expense for 2001 and 2000 includes gains from the sale of real estate in the amounts of $2.6 million and $3.0 million, respectively. Substantially all of the gain in 2001 relates to the sale of real estate associated with a distribution center closed as part of the 1998 revitalization plan. Lease related costs associated with stores closed in 2001 and 2000 were $1.1 million and $2.7 million, respectively.

Depreciation and Amortization Expense

        Depreciation and amortization expense for the year was $46.6 million compared to $45.3 million in 2000, an increase of 2.8%. The increase primarily reflects the addition of several new stores in 2000 and 2001 and the acquisition of U Save, partially offset by the sale of the Southeast stores. Goodwill, in the amount of $27.9 million, recorded as a result of the U Save acquisition is not subject to amortization in accordance with new accounting pronouncements, but must be tested at least annually for impairment. Refer to New Accounting Standards in Note (1) of Notes to Consolidated Financial Statements. Amortization of goodwill and other intangibles for the year was $8.0 million compared to $8.4 million in 2000.

Interest Expense

        Interest expense for the year was relatively flat at $34.3 million compared to $34.4 million in 2000. Higher interest costs under the revolving credit facility resulted from the Company fixing a rate under a swap agreement which expired on December 6, 2001. The average borrowing rate under the revolving credit facility including the impact of the interest swap was 8.48% in 2001 compared to 7.97% in 2000. The rate difference was offset by an average revolving debt level that was $23.4 million lower compared to 2000. The acquisition of U Save was funded through the revolving credit facility.

Income Taxes

        The effective income tax rate for 2001 was 41.4% compared to 42.4% in 2000. The rate reduction is attributed to a decrease in the ratio of nondeductible goodwill to pretax income. Refer to the tax rate tables in Note (6) of Notes to Consolidated Financial Statements for the comparative components of these rates.

Net Earnings

        Net earnings for the year increased to $21.3 million, or $1.78 per diluted share, compared to $15.8 million, or $1.38 per diluted share in 2000, before an extraordinary charge related to the refinancing of the Company's revolving credit facility in December 2000. The improvement over last year is attributable to the increased performance in each business segment. Food distribution pretax profitability increased 27% to $60.7 million from $47.8 million in 2000, due to the new business added during the year and continuing operational improvements. Retail segment pretax profit increased 17% to $38.8 million compared to $33.3 million in 2000, due to improvements in gross margins and planned reductions in promotional activities. Military segment pretax profit increased 6.9% to $23.1 million compared to $21.6 million last year. The addition of new business late last year contributed to the year over year profit increase. Segment pretax profitability was partially offset by an increase of $7.3 million in unallocated corporate expenses primarily related to performance based compensation and a LIFO charge of $2.7 million.

1998 Special Charges

        During the fourth quarter of 1998, the Company recorded special charges totaling $71.4 million (offset by $2.9 million of 1997 charge adjustments) as a result of the Company's revitalization plan designed to redirect its technology efforts, optimize warehouse capacity through consolidation, and to close, sell or reassess under-performing businesses and investments.

        In conjunction with the implementation of the Company's 1998 revitalization plan, the Company designated five warehouses and 12 under-performing stores for closure. During 1999, adjustments to the plan involved decisions to close four additional stores and to indefinitely defer the closure of two distribution centers and one retail store. Accordingly, during the fourth quarter of 1999, the Company reversed $7.0 million of expected costs associated with these decisions. All actions contemplated by the original 1998 plan and subsequent revisions have been implemented. The Company does not expect any future adverse impact on earnings to result from any of the continuing issues under the 1998 special charges.

        During fiscal 2001, the activity recorded through the remaining special charge accrual included $.7 million of pension benefits related to the distribution segment and $.8 million in continuing lease and exit costs related to closed retail stores. As of December 29, 2001, the food distribution portion of the special charge liability consisted of $.9 million related to certain pension and post-employment benefits. Also, liabilities in the amount of $5.1 million remain related to continuing lease commitments and occupancy costs associated with retail stores closed under the 1998 special charge. The Company is actively seeking to sublease these properties.

2. Fiscal 2000 vs. 1999

Revenues

        Total revenues for 2000 were $3.956 billion compared to $4.061 billion for 1999, a decrease of 2.6%. The revenue decline was primarily due to the consolidation of distribution centers in 1999 which were part of the Company's strategic plan to close underutilized facilities and concentrate sales volume into existing distribution centers, thereby improving efficiency, service and distribution costs to the retailer. In 2000, this strategy was a factor in the Company attracting new food distribution and military business. The distribution of revenues by operating segment is as follows:

Operating segments	2000	1999
Food distribution	49.5%	55.4%
Retail	26.0%	21.0%
Military	24.5%	23.6%

	100.0%	100.0%

        Food distribution segment revenues for the year were $1.958 billion compared to $2.248 billion in 1999, a decrease of 12.9%. The decline was largely attributed to two factors: the closure of five distribution centers in 1999, resulting in a loss of volume and the acquisitions of two previous food distribution customers, Hinky Dinky Supermarkets, Inc. ("Hinky Dinky") in January 2000 and Erickson's Diversified Corporation ("Erickson's") in June 1999, which resulted in the reporting of 2000 revenues in the retail segment instead of the food distribution segment. During the last half of 2000, the Company successfully gained the food distribution business of Food Farm, Inc., a consortium of 63 Piggly Wiggly stores in the Southeast, representing more than $200 million in annualized revenues.

        Retail segment revenues were $1.029 billion for the year, compared to $853.1 million last year, an increase of 20.6%. The improvement was largely the result of the acquisition of the 12-store Hinky Dinky chain in Nebraska in January 2000, the opening of new replacement stores in Marshalltown and Cedar Rapids, Iowa, an additional store in Rochester, Minnesota and the acquisition of three conventional stores in the Midwest. In addition, the acquisition of 18 stores operated by Erickson's in June 1999 also contributed to the favorable year over year comparison.

        Same store sales for the year were relatively flat compared to last year. During the year the Company's corporate store count changed as follows:

Fiscal Year 2000
Number of stores at beginning of year	114
New stores	5
Acquired stores	15
Closed or sold stores	(16)

Number of stores at end of year	118

        Military segment revenues for the year were $969 million compared to $960 million 1999, an increase of 1.0%. The improvement for the year partially reflected the addition of new distribution business in Europe and North Carolina, awarded to the Company in the third quarter by a major manufacturer.

Gross Margins

        Gross margins were 11.1% in 2000, compared to 9.8% in 1999. The increase in 2000 over the last year reflects the growth in the proportion of higher margin retail revenues. In addition, efficiencies in warehousing and transportation resulting from facility consolidations, operational and system improvements favorably impacted gross margins. The Company implemented processes to continuously monitor costs by analyzing key measures of operating performance such as delivery equipment utilization, on-time deliveries, product fill rates and the cost per case of handling and shipping goods, against predetermined standards. Improvements in product procurement resulted from leveraging the Company's buying power through three regional procurement offices and partnering with vendors to implement more effective merchandising programs also contributed to improved gross margins.

        In 2000, the Company recorded a LIFO credit of $1.1 million compared to a credit of $.9 million in 1999. Although the Company believes that there was inflation in product pricing, it has experienced deflation in costs of products due to efficiencies and economies brought about by leveraging volume and improvements in its procurement processes.

Selling, General and Administrative Expense

        Selling, general and administrative expenses as a percent of total revenues were 8.4% in 2000 compared to 7.5% in 1999. The increase in 2000 over 1999 was substantially due to the increasing proportion of corporate-owned retail business, which typically operates at higher expense levels as a percent of revenues than does the food distribution segment. During 2000, the Company recorded an additional provision for bad debts of $7.4 million, compared to $4.4 million last year. The increase relates primarily to certain accounts within the Michigan and Ohio market areas, where the Company has focused efforts to minimize credit risks.

Depreciation and Amortization Expense

        Depreciation and amortization expense for the year was $45.3 million compared to $41.6 million in 1999, an increase of 8.9%. The increase primarily reflected a full year's depreciation and goodwill amortization expense related to the acquisitions of Erickson's and Hinky Dinky. In addition, an expansion of the Lumberton, North Carolina distribution center and the construction of seven new stores and 43 remodeled stores during the year also contributed to the increased expense.

Interest Expense

        Interest expense for 2000 was $34.4 million compared to $29.9 in 1999, an increase of 15.1%. The higher interest costs are attributed to higher average borrowing rates which were 7.97% in 2000 compared to 7.04% in 1999. In addition, average revolving debt levels increased in 2000, resulting from the acquisition of Hinky Dinky and various major capital expansion projects, which also contributed to the higher interest costs.

Net Earnings

        Net earnings for 2000 increased to $15.8 million, or $1.38 per diluted share, excluding non-recurring items compared to $9.4 million, or $.82 per diluted share, in 1999, excluding non-recurring items. The improvement over 1999 can be attributed to a number of factors: the successful integration of the Hinky Dinky stores; the continued strong performance by the Erickson's stores; efficiency gains and new business in the food distribution segment. Including the reversal of restructuring charges, non-recurring gains on the 1999 sales of the Company's produce growing and marketing subsidiary, Nash-DeCamp, and majority investments in two dairy operations as well as the write off of unamortized financing costs in 2000, net earnings were $15.5 million or $1.35 per diluted share compared to $19.8 million or $1.74 per diluted share last year. The following table illustrates the comparative results (in thousands):

	2000	1999
Net earnings	$15,471	19,803
Add (deduct) non-recurring items net of tax:
Extraordinary charge	369	—
Gain on disposal of discontinued operation	—	(4,566)
Special charges reversal	—	(4,058)
Gain on sale of dairy operation	—	(1,807)

Comparable net earnings	$15,840	9,372

Comparable diluted earnings per share	$1.38	.82

Income Taxes

        The effective income tax rate for 2000 was unchanged from the 42.4% rate reported in 1999. Refer to the tax rate tables in Note (6) of Notes to Consolidated Financial Statements for the comparative components of these rates.

Extraordinary Charge

        In December 2000, the Company completed the refinancing of its revolving credit facility. The transaction resulted in the write-off of unamortized financing costs associated with the previous facility, which has been classified as an extraordinary charge of $.4 million, or $.03 per share, net of income tax benefit.

EBITDA

        The Company's new revolving credit facility contains various restrictive covenants. Several of these covenants are based on earnings from operations before interest, taxes, depreciation, amortization and non-recurring items (EBITDA). The ability to generate EBITDA sufficient to satisfy the requirements of the credit facility is an important measure of the Company's financial strategy. This information is not intended as an alternative to performance measures under generally accepted accounting principles, but rather as a presentation important for understanding the Company's performance relative to its debt covenants.

        As of December 29, 2001, the Company is in compliance with all EBITDA based debt covenants. The following is a summary of the calculation of EBITDA (in thousands) for 2001, 2000 and 1999.

	2001	2000	1999
Earnings from continuing operations before income taxes and extraordinary charge	$36,292	27,499	26,453
Special charges (reversals)	—	—	(7,045)
LIFO effect	2,661	(1,092)	(859)
Depreciation and amortization	46,601	45,330	41,563
Interest expense	34,303	34,444	29,931
Gain on sale of dairies	—	—	(3,137)
Other non-recurring items	389	(232)	262

Total EBITDA	$120,246	105,949	87,168

Critical Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in applying certain critical accounting policies. Critical accounting policies are those that require the most subjective and complex judgments. The following are considered by the Company to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:

Allowance for Doubtful Accounts—Methodology

        We evaluate the collectibility of our accounts and notes receivable based on a combination of factors. In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer's ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. If circumstances change (i.e., further evidence of material adverse credit worthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero.

Guarantees of Debt and Lease Obligations of Others

        We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($26.0 million as of December 29, 2001), which would be due in accordance with the underlying agreements. Triggering the guarantee would not however, result in cross default of the Company debt, but could restrict resources available for general business initiatives.

Debt Covenants

        Our debt agreements require us to maintain certain financial ratios and a minimum level of net worth as discussed in Note (5) of Notes to Consolidated Financial Statements. We have complied with these covenants as of December 29, 2001. We believe maintaining our current level of operating results makes the likelihood of defaulting on our debt covenants unlikely absent any material negative event affecting the U.S. economy as a whole. We also believe our lenders would provide us waivers if necessary. However, our expectations of future operating results and continued compliance with our debt covenants cannot be assured and our lender's actions are not controllable by us. If our projections of future operating performance are not achieved and our debt is placed in default, we would experience a material adverse impact on our reported financial position and results of operations.

Lease Commitments

        The Company has historically leased store sites for sublease to qualified independent retailers, at rates that are at least as high as the rent paid by the Company. The Company also leases store sites for its retail segment. Under terms of the original lease agreements, the Company remains primarily liable for any commitments a retailer may no longer be financially able to satisfy as well as those of its own stores. Should a retailer be unable to perform under the sublease or should the Company close underperforming corporate stores, the Company records a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. More often than not, the Company has been able to re-sublease such locations to other qualified retailers with minimal interruption of sublease recoveries and cost to the Company. Should the number of defaults by sublessees or corporate store closures increase, the remaining lease commitments the Company must record could have a material adverse effect on operating results and cash flows. Refer to Note (9) of Notes to Consolidated Financial Statements for a discussion of lease commitments.

Impairment of Long-lived Assets

        Impairment losses are recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. The Company considers historical performance and estimated future results in its evaluation of potential impairment. Future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss. No assurance can be given that these assessments and implementation of any resulting initiatives will result in profit margins sufficient to recover the carrying value of long lived assets.

Deferred Tax Assets

        As of December 29, 2001, we have approximately $18.3 million of net deferred tax assets related principally to obligations to be settled in future periods for which no valuation allowance has been recorded. The realization of these net assets is based primarily upon estimates of future taxable income. Current operating results are sufficient to sustain realization of these net assets. However, should significant reductions in taxable income occur, realization of net tax assets may be prevented.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has financed capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing.

        Operating cash flows were $89.5 million during 2001 compared to $85.5 million in 2000 and $52.1 million in 1999. The changes in operating cash flows in 2001 were primarily due to changes in operating assets and liabilities. Accounts receivable increased due to the discontinuance of a receivables securitization program. The lower cash flows in 1999 were primarily due to cash commitments under the 1998 special charges offset by reductions in accounts receivable and inventories. Working capital was $95.7 million at the end of 2001 compared to $108.8 at the end of 2000, a decrease of $13.1 million, reflecting management's efforts to minimize its investment in operating assets.

        Cash used for investing activities for the year were $93.3 million compared to $85.7 million in 2000, and $54.0 million in 1999. Investing activities in 2001 consisted primarily of the following: business acquisitions of $47.7 million, primarily attributed to U-Save; and capital expenditures of $43.9 million. Investing activities for 2000 included: capital expenditures of $54.1 million; business acquisitions of $20.0 million, which consisted of Hinky Dinky and three stores in the Midwest; and loans to customers, net of payments received, totaling $14.9 million. In 1999, investing activities included: capital expenditures of $52.3 million; business acquisitions of $67.1 million consisting of Erickson's and two stores each in South Carolina and Wyoming, offset by cash proceeds of $30.0 million from the sale of Nash DeCamp and two dairy operations. The Company has funded investing activities from both cash generated from operations and its revolving credit facilities. It expects to continue to use these as its principle sources of future funding.

        The Company has certain contractual obligations that extend beyond 2002. These commitments include long-term debt and capital and operating lease obligations, primarily related to store locations for the Company's retail segment, as well as store locations subleased to independent food distribution customers. The following summarizes these contractual cash obligations as of December 29, 2001:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long Term Debt(1)	325,028	3,267	6,427	143,460	171,874
Capital Lease Obligations(2)(3)	93,086	7,276	14,453	14,041	57,316
Operating Leases(2)	203,693	30,685	53,441	39,359	80,208

Total Contractual Cash Obligations	621,807	41,228	74,321	196,860	309,398

(1)
The $143,460 shown as scheduled for payment in years 4-5 includes repayment of the revolving credit facility based on the current outstanding balance of $140,000. Typically, the Company is able to refinance the credit facility with a new agreement either before or upon maturity of the current agreement. Refer to Note (5) in Notes to Consolidated Financial Statements, the discussion of covenant compliance under "EBITDA," above, and "Debt Covenants" under "Critical Accounting Policies," above, for additional information regarding long term debt.

(2)
A discussion of lease commitments can be found in Note (9) of Notes to Consolidated Financial Statements and "Lease Commitments" under "Critical Accounting Policies," above.

(3)
Includes amounts classified as imputed interest.

        The Company also has made certain commercial commitments that extend beyond 2002. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of December 29, 2001:

		Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Standby Letters of Credit(1)	18,672	18,672	—	—	—
Guarantees(2)	26,010	179	1,550	1,422	22,859

(1)
Letters of credit relate primarily to supporting workers' compensation obligations and are renewable annually.

(2)
Refer to Note (10) of Notes to Consolidated Financial Statements and "Guarantees of Debt and Lease Obligation" under "Critical Accounting Policies," above, for additional information regarding debt and lease guarantees.

        In December, 2000 the Company completed the refinancing of a revolving credit facility. The agreement has a five year term and provides a $100 million term loan and $150 million in revolving credit. Borrowings under the term loan bear interest at the Eurodollar rate plus a margin increase and a commitment commission on the unused portion of the revolver. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At December 29, 2001 the margin and commitment commission were 1.75% and .375%, respectively, compared to 2.0% and .5% at the end of 2000. The new agreement contains financial covenants which among other matters requires the Company to maintain predetermined ratio levels related to interest coverage, fixed charges, leverage and working capital.

        In December, 2001 the Company entered into three swap agreements to manage interest rates on a portion of its long-term debt. The agreements which expire in six, twelve and eighteen month intervals, are each based on notional amounts of $35.0 million and fix interest rates at 2.35%, 2.58% and 2.97% for the respective time intervals. The following table provides information about the

Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates.

        For debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

	Fixed Rate		Variable
(In thousands)
	Amount	Rate	Amount	Rate
2002	$2,057	8.5%	$1,210	3.9%
2003	4,714	8.5%	110	3.9%
2004	1,493	8.5%	110	3.9%
2005	1,529	8.5%	140,110	3.9%
2006	1,711	8.5%	110	3.4%
thereafter	171,754	8.5%	120	3.2%

	$183,258		$141,770

        Three swap agreements each with a notional amount of $35.0 million commenced on December 6, 2001 and expire in six month intervals through June, 2003. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract. Agreements outstanding at year end (in thousands):

	2001	2000
Pay fixed / receive variable	$105,000	125,000
Average receive rate	2.1%	6.8%
Average pay rate	2.6%	6.4%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nash Finch Company
Report of Internal Control

        The consolidated financial statements have been prepared by management in conformity with generally accepted accounting principles and include, where required, amounts based on management's best estimates and judgments. Financial information appearing throughout this Annual Report is consistent with that in the consolidated financial statements. In order to meet its responsibility, management maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that financial records properly reflect all transactions. The concept of reasonable assurance recognizes that the relative cost of a control procedure should not exceed the expected benefits. Management believes the selection and development of qualified personnel, the establishment and communication of accounting and administrative policies and procedures (including a code of conduct), and a program of internal audit are important elements of these control systems. The report of Ernst & Young LLP, the Company's independent accountants, covering their audit of the financial statements, is included in this Annual Report. Their independent audit of the company's financial statements includes a review of the system of internal accounting controls to the extent they consider necessary to evaluate the system as required by auditing standards generally accepted in the United States. The Audit Committee of the Board of Directors, composed entirely of outside directors, meets regularly with financial management, the independent auditors, and the director of internal audit to review accounting control, auditing and financial reporting matters. The internal and independent auditors have unrestricted access to the Audit Committee.

/s/ RON MARSHALL Ron Marshall President, Chief Executive Officer
/s/ ROBERT B. DIMOND Robert B. Dimond, Senior Vice President, Chief Financial Officer

INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Nash Finch Company:

        We have audited the accompanying consolidated balance sheets of Nash Finch Company and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash Finch Company and subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP
Minneapolis, Minnesota
February 18, 2002

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

Fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 (In thousands, except per share amounts)	2001 (52 weeks)	2000 (52 weeks)	1999 (52 weeks)
Total sales and revenues	$4,107,434	3,955,767	4,060,852
Cost and expenses:
Cost of sales	3,645,333	3,517,528	3,664,107
Selling, general and administrative	344,905	330,966	305,843
Special charges	—	—	(7,045)
Depreciation and amortization	46,601	45,330	41,563
Interest expense	34,303	34,444	29,931

Total cost and expenses	4,071,142	3,928,268	4,034,399
Earnings from continuing operations before income taxes and extraordinary charge	36,292	27,499	26,453
Income tax expense	15,025	11,659	11,216

Earnings from continuing operations before extraordinary charge	21,267	15,840	15,237
Discontinued operations:
Earnings from disposal of discontinued operations, including profit of $1,107 during the phase out period, net of income taxes of $3,587	—	—	4,566

Earnings before extraordinary charge	21,267	15,840	19,803
Extraordinary charge from early extinguishment of debt, net of income tax benefits of $271	—	369	—

Net earnings	$21,267	15,471	19,803

Basic earnings per share:
Earnings from continuing operations	$1.83	1.38	1.35
Earnings from discontinued operations	—	—	0.40

Earnings before extraordinary charge	1.83	1.38	1.75
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	(0.03)	—

Net earnings per share	$1.83	1.35	1.75

Diluted earnings per share:
Earnings from continuing operations	$1.78	1.38	1.34
Earnings from discontinued operations	—	—	0.40

Earnings before extraordinary charge	1.78	1.38	1.74
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	(0.03)	—

Net earnings per share	$1.78	1.35	1.74

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 29, 2001	December 30, 2000
Assets
Current assets:
Cash	$10,467	1,534
Accounts and notes receivable, net	166,808	132,992
Inventories	274,995	270,481
Prepaid expenses	16,345	11,920
Deferred tax assets	10,748	16,612

Total current assets	479,363	433,539
Investments in affiliates	621	588
Notes receivable, net	31,736	31,866
Property, plant and equipment:
Land	26,979	23,002
Buildings and improvements	157,159	135,250
Furniture, fixtures and equipment	319,378	311,199
Leasehold improvements	68,487	74,591
Construction in progress	4,309	6,416
Assets under capitalized leases	40,860	36,993

	617,172	587,451
Less accumulated depreciation and amortization	(343,873)	(330,935)

Net property, plant and equipment	273,299	256,516
Goodwill, net	137,337	113,584
Investment in direct financing leases	13,490	14,372
Deferred tax asset, net	7,549	9,810
Other assets	26,850	20,553

Total assets	$970,245	880,828

Liabilities and Stockholders' Equity
Current liabilities:
Outstanding checks	$57,750	52,042
Current maturities of long-term debt and capitalized lease obligations	5,364	4,646
Accounts payable	217,822	188,682
Accrued expenses	90,869	66,016
Income taxes	11,819	13,400

Total current liabilities	383,624	324,786
Long-term debt	321,761	308,618
Capitalized lease obligations	47,046	45,046
Other liabilities	14,406	17,838
Stockholders' equity:
Preferred stock—no par value
Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value
Authorized 25,000 shares, issued 11,831 and 11,711 shares, respectively	19,718	19,518
Additional paid-in capital	21,894	18,564
Restricted stock	—	(10)
Accumulated other comprehensive income	(2,518)	—
Retained earnings	165,317	148,254

	204,411	186,326
Less cost of 73 and 226 shares of common stock in treasury, respectively	(1,003)	(1,786)

Total stockholders' equity	203,408	184,540

Total liabilities and stockholders' equity	$970,245	880,828

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	2001	2000	1999
Operating activities:
Net earnings	$21,267	15,471	19,803
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges—non cash portion	—	—	(7,045)
Discontinued operations	—	—	(8,153)
Depreciation and amortization	46,601	45,330	41,563
Provision for bad debts	4,812	7,361	4,388
Deferred income tax expense	8,630	2,884	17,460
Other	372	(318)	(4,839)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(36,255)	23,710	5,964
Inventories	5,694	(959)	18,014
Prepaid expenses	(4,237)	(646)	5,285
Accounts payable	26,200	(6,457)	(5,625)
Accrued expenses	17,312	(9,503)	(36,143)
Income taxes	(875)	8,594	1,422

Net cash provided by operating activities	89,521	85,467	52,094

Investing activities:
Disposal of property, plant and equipment	6,281	16,590	29,606
Additions to property, plant and equipment	(43,924)	(54,066)	(52,282)
Business acquired, net of cash	(47,680)	(19,985)	(67,082)
Loans to customers	(17,082)	(27,656)	(24,273)
Payments from customers on loans	17,936	12,751	26,154
(Repurchase) sale of receivables	—	(7,970)	5,070
Proceeds from sale of dairy operations, net of gain	—	—	12,769
Proceeds from sale of Nash-De Camp	—	—	17,083
Other	(8,871)	(5,340)	(1,070)

Net cash used in investing activities	(93,340)	(85,676)	(54,025)

Financing activities:
Proceeds from long-term debt	—	100,000	1,149
Proceeds (payments) from revolving debt	12,700	(102,700)	10,000
Dividends paid	(4,204)	(4,122)	(4,083)
Payments of short-term debt	—	—	(5,891)
Payments of long-term debt	(3,378)	(1,492)	(5,924)
Payments of capitalized lease obligations	(1,620)	(1,790)	(1,598)
Increase (decrease) in outstanding checks	5,708	(2,932)	21,645
Other	3,546	(1,610)	2,174

Net cash provided by (used in) financing activities	12,752	(14,646)	17,472

Net increase (decrease) in cash	$8,933	(14,855)	15,541

Supplemental disclosure of cash flow information:
Non cash investing and financing activities Purchase of real estate under capital leases	$3,866	16,049	679
Acquisition of minority interest	4,294	—	—

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Fiscal period ended December 29, 2001 December 30, 2000 and January 1, 2000 (In thousands, except per share amounts)	Common stock				Accumulated other comprehensive income (loss)		Treasury stock
			Additional paid-in capital	Retained earnings		Restricted stock			Total stockholders' equity
	Shares	Amount					Shares	Amount
Balance at January 2, 1999	11,575	$19,292	17,944	121,185	—	(113)	(234)	$(1,835)	156,473
Net earnings	—	—	—	19,803	—	—	—	—	19,803
Dividend declared of $.36 per share	—	—	—	(4,083)	—	—	—	—	(4,083)
Common stock issued for employee stock purchase plan	66	110	294	—	—	—	—	—	404
Amortized compensation under restricted stock plan	—	—	—	—	—	13	—	—	13
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	43	—	—	43
Distribution of stock pursuant to performance awards	—	—	9	—	—	—	3	12	21

Balance at January 1, 2000	11,641	19,402	18,247	136,905	—	(57)	(231)	(1,823)	172,674
Net earnings	—	—	—	15,471	—	—	—	—	15,471
Dividend declared of $.36 per share	—	—	—	(4,122)	—	—	—	—	(4,122)
Common stock issued for employee stock purchase plan	70	116	309	—	—	—	—	—	425
Amortized compensation under restricted stock plan	—	—	—	—	—	4	—	—	4
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	43	—	—	43
Distribution of stock pursuant to performance awards	—	—	8	—	—	—	5	37	45

Balance at December 30, 2000	11,711	19,518	18,564	148,254	—	(10)	(226)	(1,786)	184,540
Net earnings	—	—	—	21,267	—	—	—	—	21,267
Other comprehensive income, net of tax
Deferred gain (loss) on hedging activites	—	—	—	—	(128)	—	—	—	(128)
Additional minimum pension liability	—	—	—	—	(2,390)	—	—	—	(2,390)

Comprehensive income	—	—	—	—	—	—	—	—	18,749
Dividend declared of $.36 per share	—	—	—	(4,204)	—	—	—	—	(4,204)
Treasury stock issued upon exercise of options	—	—	943	—	—	—	102	523	1,466
Common stock issued upon exercise of options	28	46	264	—	—	—	—	—	310
Common stock issued for employee stock purchase plan	92	154	655	—	—	—	—	—	809
Amortized compensation under restricted stock plan	—	—	—	—	—	1	—	—	1
Stock based deferred compensation	—	—	993	—	—	—	—	—	993
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	9	—	—	9
Distribution of stock pursuant to performance awards	—	—	475	—	—	—	51	260	735

Balance at December 29, 2001	11,831	$19,718	21,894	165,317	(2,518)	—	(73)	$(1,003)	203,408

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

Fiscal Year

        Nash Finch Company's fiscal year ends on the Saturday nearest to December 31. Fiscal years 2001, 2000 and 1999 each consisted of 52 weeks. The Company's interim quarters consist of 12 weeks except for the third quarter which has 16 weeks.

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

        During the year, the Company applied EITF Issue 00-22—Accounting for "Points" and Other Time Based or Volume Based Sales Incentive Offers. The new ruling requires that certain time or volume based rebates or refunds be classified as a reduction of revenues instead of an expense or cost of sale. Amounts reclassified from expense and cost of sales reducing revenues were not material and had no impact on net earnings. Certain other reclassifications have been made in the 2000 and 1999 financial statements to conform to classifications used in 2001. These reclassifications had no impact on net income, earnings per share or stockholders' equity.

Inventories

        Inventories are stated at the lower of cost or market. At December 29, 2001 and December 30, 2000, approximately 86% and 85%, respectively, of the Company's inventories are valued on the last-in, first-out (LIFO) method. During fiscal 2001, the Company recorded a LIFO charge of $2.7 million compared to credits of $1.1 million, and $.9 million in fiscal 2000 and 1999, respectively. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $47.8 million and $45.1 million higher at December 29, 2001 and December 30, 2000, respectively.

Capitalization, Depreciation and Amortization

        Property, plant and equipment are stated at cost. Assets under capitalized leases are recorded at the present value of future lease payments or fair market value, whichever is lower. Expenditures which improve or extend the life of the respective assets are capitalized while maintenance and repairs are expensed as incurred. Interest costs primarily associated with construction projects and software development in the amount of $.1 million, $.9 million and $.6 million have been capitalized during 2001, 2000 and 1999 respectively.

        Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets which generally range from 10-40 years for buildings and improvements and 3-10 years for furniture, fixtures and equipment. Leasehold improvements and capitalized leases are amortized on a straight-line basis over the shorter of the term of the lease or the useful life of the asset.

Derivative Instruments

        Effective December 31, 2000, the Company adopted Financial Accounting Standard Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.133) which requires all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of the hedging relationships.

        The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities. It manages this exposure through the use of a combination of fixed and floating rate debt. The Company's objective in managing its exposure to changes in interest rates is to minimize the impact of fluctuations on earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate swap agreements, to manage risk exposures when appropriate, based on market conditions. These instruments have the effect of converting fixed rate instruments to floating, or floating to fixed. The Company enters into these agreements with major financial institutions, for terms usually not more than two years and for notional amounts the Company deems to be consistent with its objectives.

        Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company designates interest rate swap derivatives as cash flow hedges, for those agreements under which the Company agrees to pay fixed rates of interest, in exchange for a variable rate. The Company does not enter into derivative agreements for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument.

        Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. The net effect on the Company's operating results is that interest on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates.

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

Intangible Assets

        Intangible assets, consisting primarily of goodwill resulting from business acquisitions, are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets ranging from 2-40 years. Amortization expense charged to operations for fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000 was $8.0 million, $8.4 million and $6.2 million, respectively. For acquisitions subsequent to June 30, 2001, goodwill is not subject to amortization in accordance with new accounting standards. The accumulated amortization of intangible assets was $37.9 million and $30.2 million at December 29, 2001 and December 30, 2000, respectively. The Company re-evaluates the carrying value of intangible assets for impairment annually and/or when factors indicating impairment are present, using an undiscounted operating cash flow assumption.

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

New Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing. The Company is required to apply the provisions of SFAS No. 141 including the nonamortization provision of goodwill under SFAS No. 142 to all business combinations completed after June 30, 2001, while SFAS No. 142 is fully effective at the beginning of 2002. In fiscal 2002, the Company will perform the required impairment tests of goodwill and indefinite lived intangible assets. Goodwill amortization expense for 2001 was $5.9 million pretax and $4.7 million after tax or $.39 per diluted share.

        In April 2001, the FASB's Emerging Issues Task Force ("EITF") reached consensus on Issue 00-25—Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. The new ruling provides guidance on income statement classification on consideration paid to a reseller of a vendor's products and must be applied for periods beginning after December 15, 2001. The Company has evaluated this rule change and determined it will have no effect on the financial statements.

(2) Business Acquisitions

        On August 13, 2001, the Company acquired U Save Foods, Inc. ("U Save"), through a cash purchase of 100% of U Save's outstanding capital stock. U Save was a privately held retail grocery store chain operating 14 stores, primarily in Nebraska, with annual sales of approximately $145 million. Final determination of the purchase price is dependent upon the Company's acceptance of an independent audit of the closing balance sheet. A preliminary purchase price allocation resulted in goodwill of $27.9 million which is not required to be amortized in accordance with SFAS No. 141. Results of operations are included in the consolidated statements from the date of acquisition.

        On January 30, 2000 the Company acquired Hinky Dinky Supermarkets, Inc. ("Hinky Dinky") through a cash purchase of all of Hinky Dinky's outstanding capital stock. Hinky Dinky was a majority owner of twelve supermarkets located in Nebraska with annualized sales of approximately $90 million. Assets and liabilities assumed have been recorded at their fair values at date of acquisition resulting in goodwill of $14.2 million, which is being amortized on a straight line basis over 40 years. Results of operations are included in the consolidated statements from the date of acquisition.

(3) 1998 Special Charges

        During the fourth quarter of 1998, the Company recorded special charges totaling $71.4 million (offset by $2.9 million of 1997 adjustments) as a result of the Company's revitalization plan designed to redirect its technology efforts, optimize warehouse capacity through consolidation, and close, sell or reassess under-performing businesses and investments.

        In conjunction with the implementation of the Company's 1998 revitalization plan, the Company designated five warehouses and 12 underperforming stores for closure. During 1999, adjustments to the plan involved decisions to close four additional stores and to indefinitely defer the closure of two distribution centers and one retail store. Accordingly, during the fourth quarter of 1999, the Company reversed $7.0 million of expected costs associated with these decisions. All actions contemplated by the original 1998 plan and subsequent revisions have been implemented.

        During fiscal 2001, the activity recorded through the remaining special charge accrual included $.7 million of pension benefits related to the distribution segment and $.8 million in continuing lease and exit costs related to closed retail stores. As of December 29, 2001, the food distribution portion of the special charge liability consisted of $.9 million related to certain pension and post-employment benefits. Also, liabilities in the amount of $5.1 million remain related to continuing lease commitments and occupancy costs associated with retail stores closed under the 1998 special charge.

(4) Accounts and Notes Receivable

        Accounts and notes receivable at the end of fiscal years 2001 and 2000 are comprised of the following components (in thousands):

	2001	2000
Customer notes receivable, current	$10,630	10,704
Customer accounts receivable	147,869	123,985
Other receivables	31,296	20,942
Allowance for doubtful accounts	(22,987)	(22,639)

Net current accounts and notes receivable	$166,808	132,992

Long-term customer notes receivable	$36,168	36,177
Other noncurrent receivables	4,070	4,062
Allowance for doubtful accounts	(8,502)	(8,373)

Net long-term notes receivable	$31,736	31,866

        Operating results include bad debt expense totaling $4.8 million, $7.4 million and $4.4 million during fiscal years 2001, 2000 and 1999, respectively.

        On December 14, 2001, the Company, exercised an option to discontinue a Receivable Purchase Agreement which was entering the final year of a five year term. The $50 million revolving receivable purchase facility allowed the Company to sell receivables, through Nash Finch Funding Corporation (NFFC), a wholly owned subsidiary, to a third party purchaser. Although no penalties were incurred as a result of the Company's decision, accounts receivables increased by approximately $26.5 million. As of December 30, 2000 the Company had sold $41.2 million of accounts receivable on a non-recourse basis to NFFC. NFFC sold $33.9 million of its undivided interest in such receivables to the Purchaser, subject to specified collateral requirements.

        Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value.

(5) Long-term Debt and Credit Facilities

        Long-term debt at the end of the fiscal years 2001 and 2000 is summarized as follows (in thousands):

	2001	2000
Revolving credit	$40,000	27,300
Term loan 4% due in 2005	100,000	100,000
Senior subordinated debt, 8.5% due in 2008	164,178	164,046
Industrial development bonds, 3% to 7.8% due in various installments through 2014	8,675	9,430
Term loan, 9.6% due in 2001	—	1,250
Notes payable and mortgage notes, 3% to 11.5% due in various installments through 2018	12,175	9,386

	325,028	311,412
Less current maturities	3,267	2,794

	$321,761	308,618

        In December, 2000 the Company completed the refinancing of a revolving credit facility. The credit agreement has a five year term and provides a $100 million term loan and $150 million in revolving credit. At December 29, 2001 borrowings under the term loan bear interest at Eurodollar rate plus 1.75% totaling 4%. Both the premium over a Eurodollar rate and a commitment commission, which were 2.0% and .5%, respectively, at the end of fiscal 2000, are reset quarterly based on movement of a leverage ratio defined by the agreement. The commitment commission on the unused portion of the revolving loan was .375% per annum at the end of the year.

        The agreement contains financial covenants which among other matters, require the Company to maintain predetermined ratio levels related to interest coverage, fixed charges, leverage and working capital. The refinancing resulted in the write-off of deferred financing costs, associated with the previous facility, which have been classified as an extraordinary charge of $.4 million, or $.03 per share, net of tax benefit of $.2 million.

        At the end of fiscal 2001, the Company had three swap agreements in effect to manage interest rates on a portion of its long-term debt. The agreements which expire in six, twelve and eighteen month intervals, are each based on a notional amount of $35.0 million and call for an exchange of interest payments with the Company making payments based on fixed rates of 2.35%, 2.58% and 2.97% for the respective time intervals, and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based. Interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheet and related losses of $.1 million net of income taxes are deferred in stockholders' equity as a component of other comprehensive income.

        The Company has outstanding letters of credit in the amounts of $18.7 million and $17.5 million at December 29, 2001 and December 30, 2000, respectively, primarily supporting workers' compensation obligations.

        At December 29, 2001, land in the amount of $2.6 million and buildings and other assets with a depreciated cost of approximately $9.0 million are pledged to secure outstanding mortgage notes and obligations under issues of industrial development bonds. In addition, borrowings under the credit facility are collaterized by a security interest in substantially all remaining assets not pledged under other debt agreements, including those of wholly owned subsidiaries.

        Aggregate annual maturities of long-term debt for the five fiscal years after December 29, 2001 are as follows (in thousands):

2002	$3,267
2003	4,824
2004	1,603
2005	141,639
2006	1,821
2007 and thereafter	$171,874

        Interest paid was $32.4 million, $37.9 million and $30.1 million, for fiscal years 2001, 2000 and 1999, respectively.

        Based on borrowing rates currently available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, including current maturities, utilizing discounted cash flows is $316.0 million.

(6) Income Taxes

        Income tax expense related to continuing operations is made up of the following components (in thousands):

	2001	2000	1999
Current:
Federal	$10,643	5,490	3,698
State	2,114	1,091	795
Tax credits	(11)	(7)	(18)
Deferred:	2,279	5,085	6,741

Total	$15,025	11,659	11,216

        Total income tax expense for the fiscal years 2001, 2000 and 1999 was $15.0 million, $11.4 million and $14.8 million, respectively, allocated as follows:

	2001	2000	1999
Income from continuing operations	$15,025	11,659	11,216
Discontinued operations	—	—	3,587
Extraordinary item	—	(271)	—

Total income tax expense	$15,025	11,388	14,803

        Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2001	2000	1999
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.2	4.2	4.5
Non-deductible goodwill	2.9	3.7	2.8
Other net	(.7)	(.5)	0.1

Effective tax rate	41.4%	42.4%	42.4%

        Income taxes paid (refunded) were $4.6 million, $(.4) million and $(.9) million during fiscal years 2001, 2000 and 1999, respectively.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2001, December 30, 2000, and January 1, 2000, are presented below (in thousands):

	2001	2000	1999
Deferred tax assets:
Inventories	$954	2,794	2,973
Provision for obligations to be settled in future periods	33,841	28,518	29,964
Closed locations	2,000	7,274	10,819
Other	2,215	758	528

Total deferred tax assets	39,010	39,344	44,284

Deferred tax liabilities:
Depreciation and amortization	8,527	4,958	3,329
Acquired asset adjustments for fair values	9,590	7,171	9,503
Accelerated tax deductions	1,437	386	2,287
Other	1,159	407	239

Total deferred tax liabilities	20,713	12,922	15,358

Net deferred tax asset	$18,297	26,422	28,926

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

        Changes in outstanding options during the three fiscal years ended December 29, 2001 are summarized as follows (in thousands):

	Shares	Weighted Average Option Price Per Share
Options outstanding January 2, 1999	510	$16.89
Exercised	—	—
Forfeited	(165)	17.27
Granted	268	8.54

Options outstanding January 1, 2000	613	13.15
Exercised	—	—
Forfeited	(188)	9.72
Granted	519	9.01

Options outstanding December 30, 2000	944	11.56
Exercised	(130)	13.63
Forfeited	(137)	13.96
Granted	469	21.36
Options outstanding December 29, 2001	1,146	$15.04

Options exercisable at
December 29, 2001	454,684	$14.55
December 30, 2000	296,100	14.12

        Remaining average contractual life of options outstanding at December 29, 2001 was 2.5 years, with an exercise price ranging from $7.25 to $28.48.

        The weighted average fair value of options granted during 2001, 2000 and 1999 are $6.81, $1.99 and $1.67 respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model assuming a weighted average risk-free interest rate of 4.4%, an expected dividend yield of 1.20%, expected lives of two and one-half years and volatility of 47%. Had compensation expense for stock options been determined based on the fair value method (instead of intrinsic value method) at the grant dates for awards, the Company's 2001, 2000 and 1999 net earnings and diluted earnings per share would have decreased $.7 million or $.06 per share, $.3 million or $.03 per share and $.2 million or $.02 per share, respectively.

(8) Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	2001	2000	1999
Numerator:
Earnings from continuing operations before extraordinary charge	$21,267	15,840	15,237

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,624	11,443	11,333
Effect of dilutive options and awards	335	52	76

Denominator for diluted earnings per share (adjusted weighted-average shares)	11,959	11,495	11,409

Basic earnings per share	$1.83	1.38	1.35

Diluted earnings per share	$1.78	1.38	1.34

(9) Lease and Other Commitments

        A substantial portion of the store and warehouse properties of the Company are leased. The following table summarizes assets under capitalized leases (in thousands):

	2001	2000
Buildings and improvements	$40,860	36,993
Less accumulated amortization	(13,334)	(11,348)

Net assets under capitalized leases	$27,526	25,645

        Total future minimum sublease rentals related to operating and capital lease obligations as of December 29, 2001 are $87.6 million and $26.1 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At December 29, 2001, future minimum rental payments under non-cancelable leases and subleases are as follows (in thousands):

	Operating leases	Capital leases
2002	$30,685	7,276
2003	28,079	7,246
2004	25,362	7,207
2005	22,113	7,074
2006 and thereafter	97,454	64,283

Total minimum lease payments	$203,693	93,086
Less imputed interest (rates ranging from 7% to 17.2%)		43,943

Present value of net minimum lease payments		49,143
Less current maturities		(2,097)

Capitalized lease obligations		$47,046

        Total rental expense under operating leases for fiscal years 2001, 2000 and 1999 is as follows (in thousands):

	2001	2000	1999
Total rentals	$45,648	43,431	42,919
Less real estate taxes, insurance and other occupancy costs	(3,378)	(2,692)	(1,950)

Minimum rentals	42,270	40,739	40,969
Contingent rentals	(175)	51	(128)
Sublease rentals	(15,687)	(15,575)	(14,972)

	$26,408	25,215	25,869

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

(10) Concentration of Credit Risk

        The Company provides financial assistance in the form of loans to some of its independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. In addition, the Company may guarantee lease and debt obligations of retailers.

        As of December 29, 2001, the Company has guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $26.0 million, including $10.8 million in loan guarantees to two large retailers. The Company has guaranteed debt, in the amount of $8.5 million, of a third retailer currently in bankruptcy. The Company believes the value of the underlying collateral which the Company now owns, is sufficient to cover the debt. Maturities of the underlying guarantee agreements vary and continue through 2012.

        The Company establishes allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts.

(11) Long-Term Compensation Plans

        The Company has a profit sharing plan covering substantially all employees meeting specified requirements. Contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performances. Profit sharing expense for 2001, 2000 and 1999 was $4.9 million, $3.3 million and $3.6 million, respectively.

        Certain officers and key employees are participants in a deferred compensation plan providing fixed benefits payable in equal monthly installments upon retirement. Annual contributions to the deferred compensation plan, which are based on Company performance, were expensed. Other than dividend distributions earned on accumulated share equivalents, no further contribution will be made to this plan. The Company made no contributions in 2001 and 2000, but contributed $.4 million to the plan in 1999.

        On January 1, 2000, the Company adopted a Supplemental Executive Retirement Plan ("SERP") for key employees and executive officers. On the last day of the calendar year, each participant's SERP account is credited with an amount equal to 20% of the base salary for the year. Active participants in the aforementioned deferred compensation plan, which is tied to the Company's stock price, may elect to have the total share equivalents converted to cash equivalents and credited to their SERP account. Benefits payable under the SERP vest upon attaining age 65 and at age 60 for participants who have chosen conversion of all or a portion of their deferred compensation plan. Compensation expense related to the plan was $.6 million and $.5 million in 2001 and 2000, respectively.

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

        The estimated future cost of providing post-retirement health costs is accrued over the active service life of the employees. The following table sets forth the benefit obligations and funded status of the curtailed pension plan and post-retirement benefits.

        The actuarial present value of benefit obligations and funded plan status of December 29, 2001 and December 30, 2000 were (in thousands):

	PENSION BENEFITS		OTHER BENEFITS
	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$(35,634)	(33,595)	(22,400)	(8,702)
Service cost	(61)	(92)	(1,122)	(887)
Interest cost	(2,716)	(2,675)	(1,420)	(1,509)
Amendment	—	—	(347)	(1,291)
Participant contributions	—	—	(778)	(727)
Actuarial (loss) gain	(1,696)	(1,889)	1,079	(12,583)
Benefits paid	2,673	2,617	2,611	3,299

Benefit obligation at end of year	(37,434)	(35,634)	(22,377)	(22,400)

Change in plan assets
Fair value of plan assets at beginning of year	38,799	40,740	—	—
Actual return on plan assets	(91)	674	—	—
Contributions to plan	—	2	2,611	3,298
Benefits paid	(2,673)	(2,617)	(2,611)	(3,298)

Fair value of plan assets at end of year	36,035	38,799	—	—

Funded status	(1,400)	3,165	(22,377)	(22,400)
Unrecognized actuarial loss (gain)	4,202	(260)	9,082	10,682
Unrecognized transition obligation	—	—	2,719	2,972
Unrecognized prior service cost	(91)	(105)	992	1,046

Prepaid (accrued) benefit cost	$2,711	2,800	(9,584)	(7,700)

	PENSION BENEFITS		OTHER BENEFITS
	2001	2000	2000	2001
Weighted-average assumptions as of December 29, 2001
Discounted rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	5.00%	5.00%	—	—

        At December 29, 2001 the accumulated pension benefit obligation exceeded plan assets. Accordingly, the Company recorded an additional minimum liability in the amount of $4.0 million, the offset of which is recorded, net of a tax benefit of $1.6 million, as a reduction of comprehensive income.

        The aggregate costs for the Company's retirement benefits included the following components (in thousands):

Components of net periodic benefit cost (income)

	PENSION BENEFITS			OTHER BENEFITS
	2001	2000	1999	2001	2000	1999
Service cost	$61	92	144	1,122	887	402
Interest cost	2,716	2,675	2,591	1,420	1,509	620
Expected return on plan assets	(2,673)	(2,900)	(3,042)	—	—	—
Amortization of prior service costs	(15)	(15)	(15)	—	—	—
Amortization of unrecognized transition obligation	—	—	—	828	688	248
Amortization of unrecognized net (gain) loss	—	(24)	—	—	—	—

Net periodic benefit cost (income)	$89	(172)	(322)	3,370	3,084	1,270

        Assumed health care cost trend rates have a significant effect on the 2001 amounts reported for the health care plans. The assumed annual rate of future increases in per capita cost of health care benefits was 10.0% in fiscal 2001 declining gradually to 5.5% in 2007 and thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$467	(379)
Effect on post-retirement benefit obligation	3,525	(2,857)

        Approximately 4.4% of the Company's employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. The Company does not have the information available to reasonably estimate its share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $2.3 million in 2001 and 2000, and $2.5 million in 1999.

(13) Segment Information

        The Company and its subsidiaries sell and distribute products that are typically found in supermarkets. The Company has three reportable operating segments. The Company's food distribution segment consists of 15 distribution centers that sell to independently operated retail food stores, 110 corporately operated retail food stores, and institutional customers. The retail segment consists of corporately operated stores that sell directly to the consumer. The military food distribution segment consists of two distribution centers that sell products exclusively to military commissaries.

        Information presented below relates only to results of continuing segments. The Company evaluates segment performance and allocates resources based on profit or loss before income taxes, general corporate expenses, interest, restructuring changes and earnings from equity investments. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies except the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

        Inter-segment sales and transfers are recorded on a cost plus markup basis. For segment financial reporting purposes, a portion of the operational profits of wholesale distribution centers are allocated to retail operations to the extent that merchandise is purchased by these distribution centers and transferred to retail stores directly operated by the Company. For fiscal 2001, 34% of such warehouse operational profits were allocated to retail operations compared to 36% and 24% in 2000 and 1999, respectively. Prior year's segment information has been restated to reflect reclassifications of certain transactions from revenues to expense or cost of sales, changes in the method of allocating marketing revenues, and an allocation of a military management fee to the military segment.

Schedules

Year end December 29, 2001 (in thousands)	Food Distribution	Retail	Military	Total
Revenue from external customers	$2,076,612	1,035,154	995,668	4,107,434
Inter-segment revenue	575,301	—	—	575,301
Interest revenue	(741)	(339)	—	(1,080)
Interest expense (includes capital lease interest)	(724)	2,847	—	2,123
Depreciation and amortization expense	12,427	12,771	1,373	26,571
Segment profit	60,717	38,751	23,071	122,539
Segment assets	386,088	169,051	133,223	688,362
Expenditures for long-lived assets	20,484	8,909	1,721	31,114
Year end December 30, 2000 (in thousands)	Food Distribution	Retail	Military	Total
Revenue from external customers	$1,957,921	1,028,961	968,885	3,955,767
Inter-segment revenue	584,216	—	—	584,216
Interest revenue	(2,724)	(349)	—	(3,073)
Interest expense (includes capital lease interest)	(221)	2,469	—	2,248
Depreciation and amortization expense	14,990	12,215	1,888	29,093
Segment profit	47,783	33,290	21,588	102,661
Segment assets	402,234	164,202	139,329	705,765
Expenditures for long-lived assets	11,273	33,931	875	46,079
Year end January 1, 2000 (in thousands)	Food Distribution	Retail	Military	Total
Revenue from external customers	$2,247,751	853,146	959,955	4,060,852
Inter-segment revenue	510,433	—	—	510,433
Interest revenue	(3,049)	(229)	—	(3,278)
Interest expense (includes capital lease interest)	(438)	1,742	—	1,304
Depreciation and amortization expense	15,893	9,038	2,077	27,008
Segment profit	42,104	18,038	20,736	80,878
Segment assets	418,154	144,890	142,498	705,542
Expenditures for long-lived assets	12,704	26,123	680	39,507

Reconciliation (In thousands)

	2001	2000	1999
Revenues
Total external revenue for segments	$4,107,434	3,955,767	4,060,852
Inter-segment revenue from reportable segments	575,301	584,216	510,433
Elimination of intra-segment revenue	(575,301)	(584,216)	(510,433)

Total consolidated revenues	$4,107,434	3,955,767	4,060,852

Profit or Loss
Total profit for segments	$122,539	102,661	80,878
Unallocated amounts:
Adjustment of LIFO to inventory	(2,661)	1,092	859
Unallocated corporate overhead	(83,586)	(76,254)	(62,329)
Special charges	—	—	7,045

Income from continuing operations before income taxes	$36,292	27,499	26,453

Assets
Total assets for segments	$688,362	705,765	705,542
Unallocated corporate assets	338,907	226,959	206,557
Accumulated LIFO reserves	(47,753)	(45,092)	(46,184)
Elimination of intercompany receivables	(9,271)	(6,804)	(3,472)

Total consolidated assets	970,245	880,828	862,443

Other Significant Items—2001

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$26,571	20,030	46,601
Interest expense	2,123	32,180	34,303
Expenditures for long-lived assets	31,114	12,810	43,924

Other Significant Items—2000

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$29,093	16,237	45,330
Interest expense	2,248	32,196	34,444
Expenditures for long-lived assets	46,079	7,987	54,066

Other Significant Items—1999

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$27,008	14,555	41,563
Interest expense	1,304	28,627	29,931
Expenditures for long-lived assets	39,507	12,775	52,282

        The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. The Company's market areas are in the Midwest, Mid-Atlantic and Southeast United States.

(14) Sale of Subsidiaries

        On July 31, 1999 the Company sold the outstanding stock of its wholly-owned produce growing and marketing subsidiary, Nash-De Camp. Nash-De Camp has previously been reported as a discontinued operation following a fourth quarter 1998 decision to sell the subsidiary. As a result of the sale, the Company realized cash proceeds of $17.1 million and recognized an $8.2 million reversal of a $27.5 million provision recorded for the expected sale at the end of 1998.

        On June 30, 1999 the Company sold its majority interests in two dairy operations, Gillette Dairy of the Black Hills, Inc. and Nebraska Dairies, Inc. The Company received $15.9 million for the sale of stock and, recognized a pre-tax gain of $3.1 million on the sale recorded as part of continuing operations.

(15) Subsidiary Guarantees

        The following table presents summarized combined financial information for certain wholly owned subsidiaries which guarantee on a full unconditional and joint and several basis, $165.0 million of senior subordinated notes due May 1, 2008, which were offered and sold by the Company on April 24, 1998:

Summarized financial information for the year ended December 29, 2001 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Current assets	$333,720	145,507	136	479,363
Non-current assets	589,208	127,668	(225,994)	490,882
Current liabilities	348,358	48,150	(12,884)	383,624
Non-current liabilities	371,163	23,901	(11,851)	383,213
Sales and revenues	3,126,893	1,164,959	(184,418)	4,107,434
Operating expenses	3,107,834	1,147,726	(184,418)	4,071,142
Operating profit	19,059	17,233	—	36,292
Net earnings	10,886	10,381	—	21,267

Summarized financial information for the year ended December 30, 2000 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Current assets	$282,800	146,946	3,793	433,539
Non-current assets	554,965	106,331	(214,007)	447,289
Current liabilities	293,911	42,764	(11,889)	324,786
Non-current liabilities	334,370	44,944	(7,812)	371,502
Sales and revenues	2,937,987	1,175,595	(157,815)	3,955,767
Operating expenses	2,923,476	1,162,607	(157,815)	3,928,268
Operating profit	14,511	12,988	—	27,499
Net earnings	8,005	7,466	—	15,471

        Summarized financial information for year ended January 1, 2000 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Sales and revenues	$2,992,725	1,129,217	(61,090)	4,060,852
Operating expenses	2,974,715	1,120,774	(61,090)	4,034,399
Operating profit (loss)	16,095	10,358	—	26,453
Net earnings (loss)	13,837	5,966	—	19,803

        Non-guarantor subsidiaries, all of which are wholly owned, are inconsequential.

Quarterly Financial Information (Unaudited)

	First Quarter 12 Weeks		Second Quarter 12 Weeks		Third Quarter 16 Weeks		Fourth Quarter 12 Weeks
A summary of quarterly financial information is presented. (In thousands, except per share amounts)
	2001	2000	2001	2000	2001	2000	2001	2000
Net sales and revenues	$904,939	877,275	949,559	905,894	1,274,843	1,204,533	978,093	968,065
Cost of sales	801,873	782,144	842,447	802,367	1,136,018	1,071,528	864,995	861,489
Earnings before income taxes and extraordinary charge	5,554	3,910	9,016	7,568	10,320	6,968	11,402	9,053
Income taxes	2,299	1,658	3,733	3,209	4,272	2,954	4,721	3,838
Net earnings before extraordinary charge	3,255	2,252	5,283	4,359	6,048	4,014	6,681	5,215
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	—	—	—	—	—	—	369
Net earnings	3,255	2,252	5,283	4,359	6,048	4,014	6,681	4,846
Percent to sales and revenues	0.36	0.26	0.56	0.48	0.47	0.33	0.68	0.50
Basic earnings per share
Earnings before extraordinary charge	$.28	.20	.46	.38	.52	.35	.57	.45
Net earnings	$.28	.20	.46	.38	.52	.35	.57	.42
Diluted earnings per share
Earnings before extraordinary charge	$.28	.20	.44	.38	.50	.35	.55	.45
Net earnings	$.28	.20	.44	.38	.50	.35	.55	.42

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.
DIRECTORS OF THE REGISTRANT.

        The information under the captions "Election of Directors—Information About Directors and Nominees" and "Election of Directors—Other Information About Directors and Nominees" in the Company's 2002 Proxy Statement is incorporated herein by reference.

B.
EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information concerning executive officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

C.
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934.

        Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information under the captions "Election of Directors—Compensation of Directors" and "Executive Compensation and Other Benefits" in the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under the captions "Election of Directors—Other Information About Directors and Nominees" and "Certain Transactions" in the Company's 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.
FINANCIAL STATEMENTS.

  The following financial statements are included in this report on the pages indicated:

  Report of Internal Control—page 25

  Independent Auditors' Report—page 26

  Consolidated Statements of Income for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000—page 27

  Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000—page 28

  Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000—page 29

  Consolidated Statements of Stockholders' Equity for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000—page 30

  Notes to Consolidated Financial Statements—pages 31 to 48

B.
FINANCIAL STATEMENT SCHEDULES.

        The following financial statement schedules are included herein and should be read in conjunction with the consolidated financial statements referred to above:

  Valuation and Qualifying Accounts—page 52

  Other Schedules. Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

C.
EXHIBITS.

  The exhibits to this Report are listed in the Exhibit Index on pages 54 to 56 herein.

        A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of March 25, 2002, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

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

  2.
  Nash Finch Profit Sharing Plan—2001 Revision (as restated effective generally January 1, 2001) (filed herewith).

  3.
  Nash Finch Profit Sharing Plan—2001 Revision—First Declaration of Amendment (filed herewith).

  4.
  Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended effective September 30, 2001) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 6, 2001 (File No. 0-785)).

  5.
  Nash Finch Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).

  6.
  Excerpts from minutes of the November 11, 1986 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785)).

  7.
  Excerpts from minutes of the November 21, 1995 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785)).

  8.
  Excerpts from minutes of the April 9, 1996 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

  9.
  Excerpts from minutes of the November 19, 1996 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785)).

  10.
  Excerpts from minutes of the November 17, 1998 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785)).

  11.
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

  16.
  Nash Finch 1995 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 2000 (File No. 0-785)).

  17.
  Nash Finch 1997 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785)).

  18.
  Nash Finch 1999 Employee Stock Purchase Plan, as amended (filed herewith).

  19.
  Non-Statutory Stock Option Agreement dated as of June 1, 1998, between Nash Finch and Ron Marshall (filed herewith).

D.
REPORT ON FORM 8-K:

  On December 27, 2001, the Company furnished information in a report on Form 8-K under "Item 9. Regulation FD Disclosure."

Schedule II

NASH FINCH COMPANY and SUBSIDARIES

Valuation and Qualifying Accounts

Fiscal Years ended December 29, 2001, December 30, 2000 and January 1, 2000
(In thousands)

		Additions
				Charged (credited) to other accounts
Description	Balance at beginning of year	Charged to costs and expenses	Due to acquisitions			Deductions		Balance at end of year
52 weeks ended January 1, 2000:
Allowance for doubtful receivables(c)	$34,417	4,388	280	268	(a)	8,325 598	(b) (c)	30,430
Provision for losses relating to leases on closed locations	6,236	1,915				2,501	(d)	5,650

	$40,653	6,303	280	268		11,424		36,080

52 weeks ended December 30, 2000:
Allowance for doubtful receivables(c)	$30,430	7,361	—	23	(a)	6,802	(b)	31,012
Provision for losses relating to leases on closed locations	5,650	2,722	—	—		2,297	(d)	6,075

	$36,080	10,083	—	23		9,099		37,087

53 Weeks ended December 29, 2001
Allowance for doubtful receivables(c)	$31,012	4,812	—	1,083	(a)	5,418	(b)	31,489
Provision for losses relating to leases on closed locations	6,075	1,105	—	—		2,180	(d)	5,000

	$37,087	5,917	—	1,083		7,598		36,489

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

Dated: March 8, 2002	NASH-FINCH COMPANY
	By:	/s/ RON MARSHALL Ron Marshall President, Chief Executive Officer, and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 8, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ RON MARSHALL Ron Marshall, President, Chief Executive Officer (Principal Executive Officer) and Director	/s/ LEANNE M. STEWART LeAnne M. Stewart, Vice President and Corporate Controller (Principal Accounting Officer)
/s/ ROBERT B. DIMOND Robert B. Dimond, Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/s/ CAROLE F. BITTER Carole F. Bitter, Director
/s/ JAMES L. DONALD James L. Donald, Director	/s/ RICHARD A. FISHER Richard A. Fisher, Director
/s/ JERRY L. FORD Jerry L. Ford, Director	Allister P. Graham, Director
/s/ JOHN H. GRUNEWALD John H. Grunewald, Director	/s/ ROBERT F. NASH Robert F. Nash, Director
/s/ LAURA STEIN Laura Stein, Director	/s/ JOHN E. STOKLEY John E. Stokley, Director
/s/ WILLIAM R. VOSS William R. Voss, Director

NASH FINCH COMPANY
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended December 29, 2001

Item No.	Item	Method of Filing
2.1	Agreement and Plan of Merger dated as of October 8, 1996 among the Company, NFC Acquisition Corporation, and Super Food Services, Inc.	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 22, 1996 (File No. 0-785).
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785).
3.2	Amendment to Restated Certificate of Incorporation of the Company, effective May 29, 1986	Incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 4, 1986 (File No. 0-785).
3.3	Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 33-14871).
3.4	Bylaws of the Company, as amended effective November 21, 1995	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785).
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Norwest Bank Minnesota, National Association	Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated February 13, 1996 (File No. 0-785).
4.2	Indenture dated as of April 24, 1998 between the Company, the Guarantors, and U.S. Bank Trust National Association	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed May 22, 1998 (File No. 333-53363).
4.3	Form of Company's 8.5% Senior Subordinated Notes due 2008 Series A	Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 1998 (File No. 0-785).
4.4	Form of Company's 8.5% Senior Subordinated Notes due 2008 Series B	Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 1998 (File No. 0-785).
4.5	First Supplemental Indenture of Trust dated as of June 10, 1999 between the Company, the Subsidiary Guarantors, Erickson's Diversified Corporation and U.S. Bank Trust National Association	Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785).

4.6	Second Supplemental Indenture of Trust Dated as of January 31, 200 between the Company, the Subsidiary Guarantors, Hinky Dinky Supermarkets, Inc., and U.S. Bank Trust National Association	Filed herewith.
4.7	Third Supplemental Indenture of Trust dated as August 13, 2001 Between the Company, the Subsidiary Guarantors, U Save Foods, Inc., and U.S. Bank Trust National Association	Filed herewith
10.1	Credit Agreement dated as of December 19, 2000 among the Company, Bankers Trust Company, as administrative agent, and various lenders	Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-785).
10.2	Nash Finch Profit Sharing Trust Agreement (as restated effective January 1, 1994)	Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785).
10.3	Nash Finch Profit Sharing Plan—2001 Revision (as restated effective generally January 1, 2001)	Filed herewith.
10.4	Nash Finch Profit Sharing Plan—2001 Revision—First Declaration of Amendment	Filed herewith.
10.5	Nash Finch Executive Incentive Bonus and Deferred Compensation Plan (as amended effective September 30, 2001)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended October 6, 2001 (File No. 0-785).
10.6	Excerpts from minutes of the November 11, 1986 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended, effective January 2, 1966	Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1987 (File No. 0-785).
10.7	Excerpts from minutes of the November 21, 1995 meeting of the Board of Directors regarding Nash Finch Pension Plan, as amended	Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 (File No. 0-785).
10.8	Excerpts from minutes of the April 9, 1996 meeting of the Board of Directors regarding director compensation	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785).
10.9	Excerpts from minutes of the November 19, 1996 meeting of the Board of Directors regarding director compensation	Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 (File No. 0-785).

10.10	Excerpts from minutes of the November 17, 1998 meeting of the Board of Directors regarding director compensation	Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785).
10.11	Excerpts from minutes of the February 22, 2000 meeting of the Board of Directors regarding director compensation	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 (File No. 0-785).
10.12	Form of letter agreement specifying benefits in the event of termination of employment following a change in control of Nash Finch	Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1990 (File No. 0-785).
10.13	Nash Finch Income Deferral Plan	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785).
10.14	Nash Finch 1994 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785).
10.15	Nash Finch 2000 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 2000 (File No. 0-785).
10.16	Nash Finch 1995 Director Stock Option Plan, as amended	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 17, 2000 (File No. 0-785).
10.17	Nash Finch 1997 Non-Employee Director Stock Compensation Plan	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 14, 1997 (File No. 0-785).
10.18	Nash Finch 1999 Employee Stock Purchase Plan, as amended	Filed herewith.
10.19	Nash Finch Supplemental Executive Retirement Plan	Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 785).
10.20	Non-Statutory Stock Option Agreement dated as of June 1, 1998 Between Nash Finch and Ron Marshall	Filed herewith.
21.1	Subsidiaries of the Company	Filed herewith.
23.1	Consent of Ernst & Young LLP	Filed herewith.
99.1	Risk Factors	Filed herewith.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. Selected Financial Data
Nash Finch Company and Subsidiaries Consoliated Summary of Operations
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  INDEPENDENT AUDITOR'S REPORT
NASH FINCH COMPANY AND SUBSIDIARIES Consolidated Statements of Income
NASH FINCH COMPANY AND SUBSIDIARIES Consolidated Balance Sheets (In thousands, except per share amounts)
NASH FINCH COMPANY AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)
NASH FINCH COMPANY AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity
NASH FINCH COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
  Schedule II
NASH FINCH COMPANY and SUBSIDARIES Valuation and Qualifying Accounts Fiscal Years ended December 29, 2001, December 30, 2000 and January 1, 2000 (In thousands)
SIGNATURES
NASH FINCH COMPANY EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 29, 2001