Form 10-Q
period 2002-03-23
NASH FINCH CO
filed 2002-04-26
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve weeks ended March 23, 2002

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

(952) 832-0534
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

As of April 23, 2002, 11,899,718 shares of Common Stock of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

                This report is for the twelve-week interim period beginning December 30, 2001, through March 23, 2002.

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

                For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 23, 2002	March 24, 2001
Total sales and revenues	$920,841	904,939

Cost and expenses:
Cost of sales	816,926	801,873
Selling, general and administrative	78,212	78,663
Depreciation and amortization	9,307	10,647
Interest expense	6,647	8,202
Total costs and expenses	911,092	899,385

Earnings before income taxes	9,749	5,554

Income taxes	3,890	2,299

Net earnings	$5,859	3,255

Basic earnings per share:	$0.50	0.28

Diluted earnings per share:	0.48	0.28

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	11,708	11,508
Diluted	12,112	11,729

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 23,	December 29,	March 24,
	2002	2001	2001
Assets	(unaudited)		(unaudited)
Current assets:
Cash	$1,539	10,467	1,421
Accounts and notes receivable, net	162,267	166,808	122,859
Inventories	266,555	274,995	265,299
Prepaid expenses	14,805	16,345	15,944
Deferred tax assets	8,456	10,748	17,600
Total current assets	453,622	479,363	423,123

Investments in affiliates	556	621	446
Notes receivable, net	29,785	31,736	36,583

Property, plant and equipment:
Land	26,829	26,979	25,056
Buildings and improvements	157,854	157,159	153,072
Furniture, fixtures and equipment	319,771	319,378	311,620
Leasehold improvements	69,183	68,487	68,259
Construction in progress	7,204	4,309	1,922
Assets under capitalized leases	42,040	40,860	40,860
	622,881	617,172	600,789
Less accumulated depreciation and amortization	(349,553)	(343,873)	(336,698)
Net property, plant and equipment	273,328	273,299	264,091

Goodwill, net	139,217	137,337	114,182
Investment in direct financing leases	13,257	13,490	14,163
Deferred tax asset, net	7,536	7,549	8,789
Other assets	26,301	26,850	22,280
Total assets	$943,602	970,245	883,657

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$16,469	57,750	43,495
Current maturities of long-term debt and capitalized lease obligations	6,482	5,364	5,174
Accounts payable	224,026	217,822	182,607
Accrued expenses	86,304	90,869	74,527
Income taxes	9,590	11,819	13,756
Total current liabilities	342,871	383,624	319,559

Long-term debt	328,364	321,761	311,670
Capitalized lease obligations	47,607	47,046	48,639
Other liabilities	13,933	14,406	16,676
Stockholders’ equity:
Preferred stock - no par value. Authorized 500 shares; none issued	—	—	—
Common stock of $1.66 2/3 par value. Authorized 25,000 shares, issued 11,966 and 11,831 shares, respectively	19,944	19,718	19,608
Additional paid-in capital	25,408	21,894	19,465
Restricted stock	(1,405)	—	(9)
Accumulated other comprehensive income	(2,232)	(2,518)	(970)
Retained earnings	170,106	165,317	150,465
	211,821	204,411	188,559
Less cost of 71 and 73 shares of common stock in treasury, respectively	(994)	(1,003)	(1,446)
Total stockholders’ equity	210,827	203,408	187,113

Total liabilities and stockholders’ equity	$943,602	970,245	883,657

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Twelve Weeks Ended
	March 23,	March 24,
	2002	2001
Operating activities:
Net earnings	$5,859	3,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,307	10,647
Provision for bad debts	940	982
Deferred income tax expense	2,304	718
Other	581	(679)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	1,596	13,911
Inventories	9,295	6,540
Prepaid expenses	1,550	(3,989)
Accounts payable	6,205	(6,076)
Accrued expenses	(4,918)	6,518
Income taxes	(2,229)	357
Net cash provided by operating activities	30,490	32,184

Investing activities:
Disposal of property, plant and equipment	185	519
Additions to property, plant and equipment	(7,468)	(12,999)
Business acquired, net of cash	(3,356)	(1,070)
Loans to customers	(1,394)	(6,468)
Payments from customers on loans	5,613	1,205
Repurchase of receivables	—	(4,325)
Other	1,477	(3,917)
Net cash used for investing activities	(4,943)	(27,055)

Financing activities:
Proceeds from long-term debt	—	2,307
Proceeds of revolving debt	8,000	1,700
Dividends paid	(1,070)	(1,044)
Payments of long-term debt	(410)	(209)
Payments of capitalized lease obligations	(489)	(147)
Decrease in outstanding checks	(41,281)	(8,547)
Other	775	698

Net cash used for financing activities	(34,475)	(5,242)
Net decrease in cash	$(8,928)	(113)

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$1,180	3,866
Acquisition of minority interest		1,964

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Fiscal period ended March 23, 2002,

December 29, 2001 and December 30, 2000

(In thousands, except per share amounts)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Restricted	Treasury stock		Total stockholders’
	Shares	Amount	capital	earnings	income (loss)	stock	Shares	Amount	equity

Balance at January 1, 2000	11,641	$19,402	18,247	136,905	—	(57)	(231)	$(1,823)	172,674
Net earnings	—	—	—	15,471	—	—	—	—	15,471
Dividend declared of $.36 per share	—	—	—	(4,122)	—	—	—	—	(4,122)
Common stock issued for employee stock purchase plan	70	116	309	—	—	—	—	—	425
Amortized compensation under restricted stock plan	—	—	—	—	—	4	—	—	4
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	43	—	—	43
Distribution of stock pursuant to performance awards	—	—	8	—	—	—	5	37	45

Balance at December 30, 2000	11,711	19,518	18,564	148,254	—	(10)	(226)	(1,786)	184,540
Net earnings	—	—	—	21,267	—	—	—	—	21,267
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	(128)	—	—	—	(128)
Additional minimum pension liability	—	—	—	—	(2,390)	—	—		(2,390)
Comprehensive income	—	—	—	—	—	—	—		18,749
Dividend declared of $.36 per share	—	—	—	(4,204)	—	—	—	—	(4,204)
Treasury stock issued upon exercise of options	—	—	943	—	—	—	102	523	1,466
Common stock issued upon exercise of options	28	46	264	—	—	—	—	—	310
Common stock issued for employee stock purchase plan	92	154	655	—	—	—	—	—	809
Amortized compensation under restricted stock plan	—	—	—	—	—	1	—	—	1
Stock based deferred compensation	—	—	993	—	—	—	—	—	993
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	9	—	—	9
Distribution of stock pursuant to performance awards	—	—	475	—	—	—	51	260	735

Balance at December 29, 2001	11,831	19,718	21,894	165,317	(2,518)	—	(73)	(1,003)	203,408
Net earnings	—	—	—	5,859	—	—	—	—	5,859
Other comprehensive income, net of tax
Deferred gain on hedging activities	—	—	—	—	286	—	—	—	286
Comprehensive income	—								6,145
Dividend declared of $.09 per share	—	—	—	(1,070)	—	—	—	—	(1,070)
Treasury stock issued upon exercise of options	—	—	31	—	—	—	3	13	44
Common stock issued for employee stock purchase plan	24	41	429	—	—	—	—	—	470
Issuance of restricted stock	50	83	1,373	—	—	(1,456)	—	—	—
Amortized compensation under restricted stock plan	—	—	—	—	—	51	—	—	51
Stock based deferred compensation	—	—	5	—	—	—	—	—	5
Distribution of stock pursuant to performance awards	61	102	1,676	—	—	—	(1)	(4)	1,774

Balance at March 23, 2002 (unaudited)	11,966	$19,944	25,408	170,106	(2,232)	(1,405)	(71)	$(994)	210,827

See accompanying notes to condensed consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 23, 2002

Note 1 — Basis of Presentation

                The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 23, 2002, December 29, 2001 and March 24, 2001, and the results of operations and changes in cash flows for the 12 weeks ended March 23, 2002 and March 24, 2001.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications have been made in the first quarter 2001 financial statements to conform to classifications adopted in the second quarter of last year.  These reclassifications had no impact on net income, earnings per share or stockholders’ equity.

Note 2 — Inventories

                The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $48.7 million, $47.8 million and $45.3 million higher at March 23, 2002, December 29, 2001, and March 24, 2001, respectively.  For the quarter, the Company recorded a LIFO charge of $.9 million compared to $.2 million last year.

Note 3 — Earnings per share

                The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	March 23,	March 24,
	2002	2001
Numerator:
Net earnings	$5,859	3,255
Denominator:
Denominator of basic earnings per share (weighted-average shares)	11,708	11,508
Effect of dilutive options and awards	404	221
Denominator for diluted earnings per share (adjusted weighted average shares)	12,112	11,729
Basic earnings per share	$.50	.28
Diluted earnings per share	$.48	.28

Note 4 — Derivative Instruments

                The Company uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis.  During the quarter, the Company entered into a commodity swap agreement in order to reduce price risk associated with anticipated purchases of diesel fuel. Such swap agreements are considered to be a hedge against changes in future cash flows.  Accordingly, interest rate and commodity swap agreements are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  These deferred gains and losses are then amortized as an adjustment to expense over the same period in which the related payments being hedged are recognized in the income statement.  At the end of the quarter, deferred gains in the amount of $.3 million, net of taxes, are recognized as other comprehensive income increasing stockholders’ equity.

                At March 23, 2002 the Company had three outstanding interest rate swap agreements, which commenced on December 6, 2001, each with notional amounts of $35 million and expiring in six month intervals beginning June 6, 2002.  The commodity swap, with a notional amount of 3,500 barrels, or approximately 40% of the Company’s monthly fuel consumption, expires in August 2003.

Note 5 — Recently Adopted Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should no longer be amortized but instead tested for impairment at least annually.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing.  The Company was required to apply the provisions of SFAS No. 141 including the nonamortization provision of goodwill under SFAS No. 142 to all business combinations completed after June 30, 2001, while SFAS No. 142 is fully effective at the beginning of 2002. Effective with the beginning of fiscal 2002, the Company must perform the required impairment tests of goodwill and indefinite lived intangible assets.  At this time the Company is assessing the potential impact of adoption and expects to be completed by the end of the second quarter as required by the standard.

In June 2001, the FASB approved SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting for legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  This standard becomes effective for fiscal years beginning after June 15, 2002.  The Company does not expect this standard to have a significant impact on the consolidated financial statements.

                In November 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal of Long-lived Assets.  This standard clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting pronouncements.  This standard is effective for fiscal years beginning after December 15, 2001.  The standard did not have a significant effect on the consolidated financial statements.

Note 6 — Goodwill Amortization

In conjunction with SFAS No.142 the following table provides a reconciliation of 2001 reported earnings for the twelve-week first quarter to the adjusted earnings excluding amortization expense relating to goodwill:

	March 23, 2002	March 24, 2001
Reported net income	$5,859	3,255
Add back: Goodwill amortization net of income taxes	—	996
Adjusted net income	$5,859	4,251

Basic earnings-per-share:
Reported net income	$.50	.28
Goodwill amortization net of income taxes	—	.09
Adjusted net income	$.50	.37

Diluted earnings-per-share:
Reported net income	$.48	.28
Goodwill amortization net of income taxes	—	.08
Adjusted net income	$.48	.36

Note 7 — Restricted Stock

On February 19, 2002 the Board of Directors awarded 50,000 shares of restricted stock to the Company’s Chief Executive Officer.  Under terms of the award, he has voting power over all of the shares, and is entitled to receive cash dividends or other distributions made to stockholders generally with respect to all such shares.  Investment power, however, will vest in 20% increments on February 19 of each of the years 2003 through 2007, inclusive.  Compensation expense is recognized on a straight-line basis over the vesting period.

Note 8 — Segment Reporting

A summary of the major business segments of the Company are as follows:

Twelve weeks ended March 23, 2002

	Food Distribution	Retail	Military	Totals
Revenue from external customers	$452,177	237,830	230,834	920,841
Inter-segment revenue	128,628	—	—	128,628
Segment profit	12,097	8,605	7,152	27,854

 Twelve weeks ended March 24, 2001

	Food Distribution	Retail	Military	Totals
Revenue from external customers	$454,362	229,527	221,050	904,939
Inter-segment revenue	128,121	—	—	128,121
Segment profit	11,850	6,961	6,470	25,281

Reconciliation to statements of income:

(In thousands)

Twelve weeks ended March 23, 2002 and March 24, 2001

	2002	2001
Profit and loss
Total profit for segments	$27,854	25,281
Unallocated amounts:
Adjustment of inventory to LIFO	(923)	(200)
Unallocated corporate overhead	(17,182)	(19,527)
Earnings before income taxes	$9,749	5,554

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

Total revenues for the twelve-week first quarter were $920.8 million compared to $904.9 million last year, an increase of 1.8%.

Food distribution revenues for the quarter were $452.2 million compared to $454.4 million last year, a decrease of .5%.  The revenue decline is attributed to soft sales experienced by independent retailers because of new competition in certain markets, as well as the loss of marginal accounts the Company chose to no longer service.  The Company anticipates improvement as it focus on strategies that continue to strengthen the competitiveness of its independent retailers.

Retail segment revenues for the quarter were $237.8 million compared to $229.5 million last year, an increase of 3.6%.  The increase is primarily attributed to the Company’s acquisition, in August 2001, of U Save Foods, Inc. (“U Save”), a privately held company operating 14 stores primarily in the state of Nebraska, offset by the sale of 20 stores in the Southeast region in 2001.  All U Save stores acquired have been converted to the Company’s primary banners.  Same store sales declined .8% compared to the first quarter last year.  The decline is attributed to growing retail competition in certain areas.  At the end of the quarter, the Company operated 111 stores compared to 119 stores last year.

The Company has developed two specialty store formats, one designed to service the Hispanic market, which the Company believes is under-served by traditional grocery stores, and a second format under the Buy n Save® name to service low income, value conscious consumers.  During the quarter, the Company opened one store and converted two other existing stores to Buy n Save locations.  The Company operates a total of seven Buy n Save stores and expects to further expand this format in the Upper Midwest in 2002.  The Company currently operates three Hispanic format stores operating under the name Wholesale Food Outlet and has announced a new banner for the Hispanic stores called AVANZA™.  The first AVANZA store will open in the second quarter in Denver, Colorado, with expectation of opening additional stores during 2002.

Military segment revenues for the quarter were $230.8 million compared to $221.1 million last year, an increase of 4.4%.  The increase resulted from higher year-over-year exports to bases overseas.  A significant portion of the revenue increase in the quarter represents shipments that normally would have occurred in the second quarter.  Consequently, we expect second quarter sales to be proportionately reduced.  We expect overall sales to remain stable for the year.

Gross Margin

Gross margin for the quarter was 11.3% compared to 11.4% last year.  Margins were relatively flat in all segments compared to last year.  The slight decline is attributed to an increase in the LIFO charge to $.9 million this year compared to $.2 million last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter, as a percent of total revenues, were 8.5% compared to 8.7% a year ago.  The decrease this year is largely the result of cost containment efforts across all business segments.

Depreciation and Amortization Expense

Depreciation and amortization expense for the quarter was $9.3 million compared to $10.6 million last year, a decrease of 12.3%.  The decrease primarily reflects the elimination of goodwill amortization resulting from a new accounting standard (see Note 5 — Recently Adopted Accounting Standards) which was effective at the beginning of this year.

Interest Expense

Interest expense for the quarter was $6.6 million compared to $8.2 million last year, a decrease of 20%.  The decreased costs are attributed to lower borrowing rates this year, under the revolving credit facility, partially offset by an average borrowing level that was higher than last year.  The average borrowing rate under the revolving credit facility, which consists of a $100 million term loan and $150 million in revolving credit, including the impact of the swap agreements, was 4.42% this year compared to 8.80% last year.  Average borrowing levels were impacted by a greater utilization of the revolving credit facility as a supplement to cash provided by operations.

Income Taxes

                Income tax expense is provided on an interim basis using management’s estimate of the annual effective tax rate.  The effective income tax rate for 2002 decreased to 39.9% from 41.4% in fiscal 2001.  The reduction in the effective rate is primarily attributed to changes in accounting rules relating to elimination of goodwill amortization for financial reporting (see Note 5 — Recently Adopted Accounting Standards).

Net Earnings

                Net earnings for the quarter were $5.9 million, or $.48 per diluted share, compared to $4.3 million, or $.36 per diluted share last year, excluding goodwill amortization, an increase of 37.2%.  All segments continue to contribute to the improvement over prior year performance through operational efficiencies, cost containment efforts and leveraging of procurement opportunities. Corporate overhead, which is not allocated back to business segments, generally decreased on a pretax basis by $2.3 million ($1.3 million from elimination of goodwill amortization) compared to last year. The current quarter included a pretax LIFO charge of $.9 million compared to $.2 million in the first quarter of 2001.

EBITDA

                The Company’s revolving credit facility contains various restrictive covenants.  Several of these covenants are based on earnings from operations before interest, taxes, depreciation, amortization and non-recurring items (EBITDA).  This information is not intended to be an alternative to performance measures under generally accepted accounting principles, but rather as a presentation important for understanding the Company’s performance relative to its debt covenants (in thousands):

	Twelve Weeks
	March 23, 2002	March 24, 2001
Earnings before income taxes	$9,749	5,554
Add (Deduct):
LIFO effect	923	200
Depreciation and amortization	9,307	10,647
Interest expense	6,647	8,202
Other	(7)	282
Total EBITDA	$26,619	24,885

LIQUIDITY AND CAPITAL RESOURCES

                Historically, the Company has financed its capital needs through a combination of internal and external sources.  These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

                Cash provided by operating activities was $30.5 million for the first twelve weeks of 2002 compared to $32.2 million last year.  The change in cash flows from operating activities is primarily the result of changes in operating assets and liabilities as compared to the same period last year.

                Cash used in investing activities decreased from $27.1 million last year to $4.9 million for the twelve-week period this year. Investing activities in 2002 consisted primarily of $7.5 million in capital expenditures, offset by $4.2 million in net loan payments from customers.  The Company’s capital plan for the year is approximately $65 million with most initiatives scheduled during the remainder of the year. Also, during the quarter, the Company acquired a store in Wisconsin from an existing customer. Investing activities are funded by cash flows from operations and the revolving credit facility. Prior year investing activities primarily included $13.0 million for capital expenditures, $5.3 million of loans to customers, net of payments received, and the repurchase of $4.3 million in receivables under a revolving securitization agreement that was terminated in December 2001.

Cash used in financing activities increased from $5.2 million in 2001 to $34.5 million in 2002.  The change is largely due to a decrease in outstanding checks of $32.5 million caused by the timing of payments to suppliers.

Working capital increased to $110.8 million from $95.7 million at year end and $103.6 million last year.  The change from year end is primarily attributed to a seasonal reduction in accounts payable, of $35.1 million including outstanding checks, offset by reductions in current assets.  The increase compared to last year results from an increase of $39.4 million in accounts receivable largely due to the termination of the securitization agreement in December 2001, partially offset by increases in current liabilities.

                At March 23, 2002 total debt was $382.5 million compared to $374.2 million at the end of 2001 and $365.5 million last year. Amounts outstanding under the revolving credit facility were $48 million at the end of the quarter compared to $40 million at the end of the year and $29 million last year.  Changes in total debt largely reflect utilization of the revolving credit facility as a supplement to operating cash flows to fund transactions such as the U Save acquisition in August 2001 and the termination of the securitization agreement.  In December 2001, the Company entered into three swap agreements converting floating rate debt to fixed.  The agreements, each with notional amounts of $35 million, provide fixed interest rates of 2.35%, 2.58% and 2.97% expiring in six, twelve and eighteen month intervals, respectively.

                The Company believes that borrowing under the revolving credit facility, proceeds from its sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company’s working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the documents that may be incorporated by reference into this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” and other similar expressions generally identify forward-looking statements.  These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including, without limitation:

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

Additional information regarding these and other risks is included in Exhibit 99.1, “Risk Factors,” filed with the Company’s Form 10-K for the fiscal year ended December 29, 2001.

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

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

(a)                                  Exhibits:

                                                10.1  Excerpts from the minutes of the February 19, 2002 meeting of the Board of Directors regarding director compensation

(b)                                 Reports on Form 8-K:

                                                Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY

Registrant

Date: April 26, 2002	By	/s/ Ron Marshall
Ron Marshall
President and Chief Executive Officer

	By	/s/ Robert B. Dimond
Robert B. Dimond
Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Twelve Weeks Ended March 23, 2002

Item No.

Item

Method of Filing

10.1	Excerpts from the minutes of the February 19, 2002 meeting of the Board of Directors regarding director compensation	Filed herewith