Form 10-Q
period 2002-06-15
NASH FINCH CO
filed 2002-07-26
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve weeks ended June 15, 2002

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

As of July 22, 2001, 11,923,942 shares of Common Stock of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

                This report is for the twelve and twenty-four week interim periods beginning March 24, 2002 and December 30, 2001, respectively, and ended June 15, 2002.

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

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15,	June 16,	June 15,	June 16,
	2002	2001	2002	2001

Total sales and revenues	$937,050	949,559	1,857,891	1,854,498

Cost and expenses:
Cost of sales	828,477	842,447	1,645,403	1,644,320
Selling, general and administrative	79,342	79,380	157,554	158,043
Depreciation and amortization	9,165	10,631	18,472	21,278
Interest expense	6,651	8,085	13,298	16,287
Total costs and expenses	923,635	940,543	1,834,727	1,839,928

Earnings before income taxes	13,415	9,016	23,164	14,570

Income taxes	5,352	3,733	9,242	6,032

Net earnings	$8,063	5,283	13,922	8,538

Basic earnings per share:	$0.68	0.46	1.18	0.74

Diluted earnings per share:	0.66	0.44	1.15	0.72

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	11,795	11,579	11,752	11,543
Diluted	12,196	12,025	12,154	11,876

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 15,	December 29,	June 16,
	2002	2001	2001
	(unaudited)		(unaudited)
Assets
Current assets:
Cash	$1,501	10,467	8,380
Accounts and notes receivable, net	165,119	166,808	131,736
Inventories	251,960	274,995	262,562
Prepaid expenses	14,322	16,345	15,911
Deferred tax assets	8,533	10,748	16,455
Total current assets	441,435	479,363	435,044

Investments in affiliates	556	621	704
Notes receivable, net	27,805	31,736	36,978

Property, plant and equipment:
Land	26,828	26,979	24,991
Buildings and improvements	158,540	157,159	152,066
Furniture, fixtures and equipment	319,906	319,378	309,347
Leasehold improvements	71,256	68,487	66,701
Construction in progress	7,977	4,309	1,678
Assets under capitalized leases	42,040	40,860	40,860
	626,547	617,172	595,643
Less accumulated depreciation and amortization	(355,253)	(343,873)	(335,508)
Net property, plant and equipment	271,294	273,299	260,135

Goodwill, net	139,721	137,337	112,824
Investment in direct financing leases	13,017	13,490	13,945
Deferred tax asset, net	2,407	7,549	8,507
Other assets	25,308	26,850	25,883
Total assets	$921,543	970,245	894,020

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$13,408	57,750	10,662
Current maturities of long-term debt and capitalized lease obligations	6,738	5,364	5,716
Accounts payable	216,284	217,822	236,670
Accrued expenses	81,281	90,869	76,149
Income taxes	7,267	11,819	14,127
Total current liabilities	324,978	383,624	343,324

Long-term debt	320,792	321,761	294,082
Capitalized lease obligations	47,027	47,046	48,120
Other liabilities	10,783	14,406	15,220
Stockholders’ equity:
Preferred stock — no par value
Authorized 500 shares; none issued	—	—	—
Common stock of $1.66 2/3 par value
Authorized 50,000 shares, issued 11,981, 11,831 and 11,764 shares, respectively	19,969	19,718	19,608
Additional paid-in capital	25,643	21,894	21,018
Restricted stock	(1,252)	—	(4)
Accumulated other comprehensive income	(2,479)	(2,518)	(949)
Retained earnings	177,097	165,317	154,702
	218,978	204,411	194,375
Less cost of 68, 73 and 92 shares of common stock in treasury, respectively	(1,015)	(1,003)	(1,101)
Total stockholders’ equity	217,963	203,408	193,274

Total liabilities and stockholders’ equity	$921,543	970,245	894,020

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-four Weeks Ended
	June 15,	June 16,
	2002	2001
Operating activities:
Net earnings	$13,922	8,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,472	21,278
Provision for bad debts	1,790	2,210
Deferred income tax expense	7,357	2,131
Other	62	(99)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(81)	4,622
Inventories	23,889	9,278
Prepaid expenses	2,033	(3,958)
Accounts payable	(1,568)	49,369
Accrued expenses	(11,971)	7,704
Income taxes	(4,553)	727
Net cash provided by operating activities	49,352	101,800

Investing activities:
Disposal of property, plant and equipment	512	3,119
Additions to property, plant and equipment	(14,441)	(20,413)
Business acquired, net of cash	(3,356)	(1,070)
Loans to customers	(1,609)	(9,954)
Payments from customers on loans	6,022	3,667
Repurchase of receivables	—	(3,950)
Other	1,767	(6,324)
Net cash used in investing activities	(11,105)	(34,925)

Financing activities:
Payments of revolving debt	—	(17,300)
Dividends paid	(2,142)	(2,090)
Payments of long-term debt	(990)	(662)
Payments of capitalized lease obligations	(987)	(589)
Decrease in outstanding checks	(44,342)	(41,380)
Other	1,248	1,992

Net cash used in financing activities	(47,213)	(60,029)
Net (decrease) increase in cash	$(8,966)	6,846

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$1,180	3,866
Acquisition of minority interest	1,182	4,294

See accompanying notes to condensed consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

Fiscal period ended June 15, 2002 December 29, 2001 and December 30, 2000	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Restricted	Treasury stock		Total stockholders’
(In thousands, except per share amounts)	Shares	Amount	capital	earnings	income (loss)	stock	Shares	Amount	equity

Balance at January 1, 2000	11,641	19,402	18,247	136,905	—	(57)	(231)	(1,823)	172,674
Net earnings	—	—	—	15,471	—	—	—	—	15,471
Dividend declared of $.36 per share	—	—	—	(4,122)	—	—	—	—	(4,122)
Common stock issued for employee stock purchase plan	70	116	309	—	—	—	—	—	425
Amortized compensation under restricted stock plan	—	—	—	—	—	4	—	—	4
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	43	—	—	43
Distribution of stock pursuant to performance awards	—	—	8	—	—	—	5	37	45

Balance at December 30, 2000	11,711	19,518	18,564	148,254	—	(10)	(226)	(1,786)	184,540
Net earnings	—	—	—	21,267	—	—	—	—	21,267
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	(128)	—	—	—	(128)
Additional minimum pension liability	—	—	—	—	(2,390)	—	—	—	(2,390)
Comprehensive income	—	—	—	—	—	—	—	—	18,749
Dividend declared of $.36 per share	—	—	—	(4,204)	—	—	—	—	(4,204)
Treasury stock issued upon exercise of options	—	—	943	—	—	—	102	523	1,466
Common stock issued upon exercise of options	28	46	264	—	—	—	—	—	310
Common stock issued for employee stock purchase plan	92	154	655	—	—	—	—	—	809
Amortized compensation under restricted stock plan	—	—	—	—	—	1	—	—	1
Stock based deferred compensation	—	—	993	—	—	—	—	—	993
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	9	—	—	9
Distribution of stock pursuant to performance awards	—	—	475	—	—	—	51	260	735

Balance at December 29, 2001	11,831	19,718	21,894	165,317	(2,518)	—	(73)	(1,003)	203,408
Net earnings	—	—	—	13,922	—	—	—	—	13,922
Other comprehensive income, net of tax
Deferred gain on hedging activities	—	—	—	—	39	—	—	—	39
Comprehensive income	—	—	—	—	—	—	—	—	13,961
Dividend declared of $.18 per share	—	—	—	(2,142)	—	—	—	—	(2,142)
Treasury stock issued upon exercise of options	—	—	73	—	—	—	7	37	110
Common stock issued upon exercise of options	15	24	120	—	—	—	—	—	144
Common stock issued for employee stock purchase plan	24	41	429	—	—	—	—	—	470
Issuance of restricted stock	50	84	1,373	—	—	(1,456)	—	—	1
Amortized compensation under restricted stock plan	—	—	—	—	—	204	—	—	204
Stock based deferred compensation	—	—	81	—	—	—	—	—	81
Forfeiture of restricted stock issued pursuant to performance awards	—	—	(12)	—	—	—	(3)	(51)	(63)
Distribution of stock pursuant to performance awards	61	102	1,685	—	—	—	1	2	1,789

Balance at June 15, 2002 (unaudited)	11,981	$19,969	25,643	177,097	(2,479)	(1,252)	(68)	$(1,015)	217,963

See accompanying notes to condensed consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 15, 2002

Note 1 — Basis of Presentation

                The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 15, 2002, December 29, 2001, and June 16, 2001, and the results of operations and changes in cash flows for the 12 and 24-weeks ended June 15, 2002 and June 16, 2001, respectively.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

                Certain reclassifications have been made to the financial statements.  These reclassifications had no impact on net income, earnings per share or stockholders’ equity.

Note 2 — Inventories

                The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used inventories would have been approximately $49.0 million, $47.8 million and $46.0 million higher at June 15, 2002, December 29, 2001 and June 16, 2001, respectively.  For the twenty-four week period ending June 15, 2002 and June 16, 2001, the Company recorded a LIFO charge of $1.2 million and $.9 million, respectively.

Note 3 — Earning per share

                The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 15,	June 16,	June 15,	June 16,
	2002	2001	2002	2001
Numerator:
Net earnings	$8,063	5,283	13,922	8,538
Denominator:
Denominator of basic earnings per share (weighted-average shares)	11,795	11,579	11,752	11,543
Effect of diluted options and awards	401	446	402	333
Denominator for diluted earnings per share (adjusted weighted average shares)	12,196	12,025	12,154	11,876
Basic earnings per share	$.68	.46	1.18	.74
Diluted earnings per share	$.66	.44	1.15	.72

Note 4 — Derivative Instruments

                The Company uses interest rate swap agreements that effectively convert a portion of variable rate debt to a fixed rate basis.  In addition, the Company is using a commodity swap agreement to reduce price risk associated with anticipated purchases of diesel fuel. Such swap agreements are considered to be a hedge against changes in future cash flows.  Accordingly, interest rate and commodity swap agreements are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  These deferred gains and losses are then recognized as an adjustment to expense over the same period in which the related payments being hedged are recognized in the income statement.  For the twenty-four week period ending June 15, 2002 deferred gains in the amount of $.04 million, net of taxes, are recognized as other comprehensive income, increasing stockholder’s equity.

                At June 15, 2002 the Company had two outstanding interest rate swap agreements, which commenced on December 6, 2001, each with notional amounts of $35 million.  One expires on December 6, 2002 and the other on June 6, 2003.  The commodity swap, with a notional amount of 3,500 barrels, or approximately 40% of the Company’s monthly fuel consumption, expires in August 2003.

Note 5 — Recently Adopted Accounting Standards

                In July 2001, the Financial Accounting Standards Board (“FASB”) issued, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  These standards require that all business combinations be accounted for using the purchase method and that goodwill and intangible assets with indefinite useful lives should no longer be amortized but instead tested for impairment at least annually.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  These standards outline the criteria for initial recognition and measurement of intangibles, assignment of assets and liabilities including goodwill to reporting units and goodwill impairment testing.  The Company was required to apply the provisions of SFAS No. 141 including the nonamortization provision of goodwill under SFAS No. 142 to all business combinations completed after June 30, 2001, while SFAS No. 142 is fully effective at the beginning of 2002.  The Company has performed the required impairment tests of goodwill and indefinite lived intangible assets and determined that no impairment issues exist.

Note 6 — Goodwill Amortization

                In conjunction with SFAS No. 142 the following table provides a reconciliation of 2001 reported earnings for the twelve and twenty-four weeks ended June 16, 2001 to adjusted earnings excluding goodwill amortization (in thousands, except per share amounts):

	Twelve Weeks		Twenty-four Weeks
	June 15, 2002	June 16, 2001	June 15, 2002	June 16, 2001

Reported net income:	$8,063	5,283	13,922	8,538
Add back: Goodwill amortization net of income taxes	—	1,103	—	2,099
Adjusted net income	$8,063	6,386	13,922	10,637
Basic earnings-per-share:
Reported net income	$.68	.46	1.18	.74
Goodwill amortization net of income taxes	—	.09	—	.18
Adjusted net income	$.68	.55	1.18	.92
Diluted earnings-per-share:
Reported net income	$.66	.44	1.15	.72
Goodwill amortization net of income taxes	—	.09	—	.18
Adjusted net income	$.66	.53	1.15	.90

Note 7 — Restricted Stock

On February 19, 2002 the Board of Directors awarded 50,000 shares of restricted stock to the Company’s Chief Executive Officer.  Under terms of the award, he has voting power over all of the shares, and is entitled to receive cash dividends or other distributions made to stockholders generally.  Investment power, however, will vest in 20% increments on February 19 of each of the years 2003 through 2007, inclusive.  The award provides for a cash payment in the amount equal to forty percent of the fair market value of each increment, at the time of vesting, to partially offset the taxes due upon lapse of the restrictions.  Compensation expense is recognized on a straight-line basis over the vesting period.

Note 8 — Segment Reporting

A summary of the major segments of the business is as follows (in thousands):

Twelve weeks ended June 15, 2002

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$456,715	245,073	235,262	937,050
Inter-segment revenue	130,706	—	—	130,706
Segment profit	14,638	9,232	7,499	31,369

Twelve weeks ended June 16, 2001

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$478,360	237,117	234,082	949,559
Inter-segment revenue	131,296	—	—	131,296
Segment profit	13,644	8,723	7,713	30,080

Twenty-four weeks ended June 15, 2002

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$908,892	482,903	466,096	1,857,891
Inter-segment revenue	259,334	—	—	259,334
Segment profit	26,735	17,837	14,651	59,223

Twenty-four weeks ended June 16, 2001

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$932,722	466,644	455,132	1,854,498
Inter-segment revenue	260,140	—	—	260,140
Segment profit	25,494	15,684	14,183	55,361

Reconciliation to statements of income:
(In thousands)

Twelve weeks ended June 15, 2002 and June 16, 2001

	2002	2001

Profit and loss
Total profit for segments	$31,369	30,080
Unallocated amounts:
Adjustment of inventory to LIFO	(300)	(692)
Unallocated corporate overhead	(17,654)	(20,372)
Earnings before income taxes	$13,415	9,016

Twenty-four weeks ended June 15, 2002 and June 16, 2001

	2002	2001

Profit and loss
Total profit for segments	$59,223	55,361
Unallocated amounts:
Adjustment of inventory to LIFO	(1,223)	(892)
Unallocated corporate overhead	(34,836)	(39,899)
Earnings before income taxes	$23,164	14,570

Note 9 — Subsequent Events

                On July 9, 2002 the Company extended two interest rate swap agreements, each with a notional amount of $35 million.  The agreements commence on December 6, 2002 and June 6, 2003 and are at rates of 3.50% and 3.97%, respectively.  Both agreements expire on October 6, 2004.

                In addition, the Company executed an additional swap agreement with a notional amount of $50 million at a rate of 2.75%.  The agreement begins on July 26, 2002 and expires on September 25, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues

                Total revenues for the twelve-week second quarter were $937.1 million compared to $949.6 million last year, a decrease of 1.3%.  For the twenty-four weeks, total revenues increased .2% from $1.854 billion to $1.858 billion.

                Food distribution revenues for the twelve and twenty-four weeks ended June 15, 2002, were $456.7 million and $908.9 million respectively, compared to $478.4 million and $932.7 million for the same periods last year reflecting a decrease of 4.5%, and 2.6% for the twelve and twenty-four weeks, respectively.  The revenue decline is attributed to soft sales experienced by independent retailers because of new competition in certain markets, as well as the loss of marginal accounts the Company chose to no longer service.

                Retail segment revenues for the twelve and twenty-four weeks ended June 15, 2002, were $245.1 million and $482.9 million compared to $237.1 million and $466.6 million for the same periods last year, reflecting increases of 3.4% and 3.5% for the twelve and twenty-four weeks, respectively.  The increase is primarily attributed to the Company’s acquisition, in August 2001, of U Save Foods, Inc. (“U Save”), a privately held company operating 14 stores primarily in the state of Nebraska, offset by the sale of 20 stores in the Southeast region in 2001.  All U Save stores acquired have been converted to the Company’s primary banners.  Same store sales declined 3.6% compared to the twelve week second quarter last year and declined 2.2% compared to the twenty-four week period last year.  The decline is attributed to new store openings and increased competitive activity experienced system wide.  During the quarter the Company closed one under-performing conventional retail store that had reached the end of its lease.  In the first quarter of 2002 the Company acquired one conventional retail store and closed an additional under-performing store.  At the end of the quarter, the Company operated 112 stores compared to 105 stores at the end of the second quarter last year and 110 stores at the end of 2001.

                The Company has developed two specialty store formats, one designed to service the Hispanic market, which the Company believes is under-served by traditional grocery stores, and a second format under the Buy n Save® name to service low income, value conscious consumers.  During the quarter, the Company opened one new Buy n Save location.  In the first quarter, the Company opened one new Buy n Save store and converted two other existing stores to the Buy n Save format.  The Company currently operates a total of eight Buy n Save stores and expects to further expand this format in the Upper Midwest in 2002.  The Company currently operates three Hispanic format stores under the name Wholesale Food Outlet and has announced a new banner for the Hispanic stores called AVANZA™.  The first AVANZA store opened in the second quarter in Denver, Colorado, with expectation of opening additional stores during 2002.

                Military segment revenues for the quarter were $235.3 million compared to $234.1 million last year, an increase of .5%.  For the twenty-four weeks, revenues were $466.1 million compared to $455.1 million last year, an increase of 2.4%.  The increase resulted primarily from higher year-over-year exports to bases overseas. We expect overall sales to remain stable for the year.

Gross Margin

                Gross margin for the quarter was 11.6% compared to 11.3% last year.  The improvement is attributed to increased productivity and efficient utilization of distribution facilities, improved retail store sales mix in higher margin departments and to a lesser degree the higher proportion of retail segment revenues.  For the twenty-four week period gross margin was an 11.4% in fiscal 2002 compared to 11.3% last year.

Selling, General and Administrative Expenses

                Selling, general and administrative expenses for the quarter, as a percent of total revenues, were 8.5% compared to 8.4% a year ago. The increase is largely due to a higher percentage of retail segment revenues that operate at higher expense levels than does food distribution or military offset by overhead cost reductions attained through implementation of many process improvements.  For the twenty-four week period selling, general and administration expenses were 8.5% for the current and prior year.

Depreciation and Amortization Expense

                Depreciation and amortization expense for the quarter was $9.2 million compared to $10.6 million last year, a decrease of 13.2%.  For the twenty-four weeks, depreciation and amortization expense decreased from $21.3 million last year to $18.5 million in 2002, a decrease of 13.1%.  The decrease primarily reflects the elimination of goodwill amortization of $1.4 million and $2.7 million for the twelve and twenty-four weeks, respectively, resulting from a new accounting standard (see Note 5 — Recently Adopted Accounting Standards) which was effective at the beginning of this year.

Interest Expense

                Interest expense for the quarter was $6.7 million compared to $8.1 million last year, a decrease of 17.3%.  For the twenty-four week period interest expense was $13.3 million compared to $16.3 million, a decrease of 18.4%.  The decreased costs are attributed to lower borrowing rates this year, under the revolving credit facility, partially offset by an average borrowing level that was higher than last year.  The average borrowing rate under the revolving credit facility, which consists of a $100 million term loan and $150 million in revolving credit, including the impact of the swap agreements, was 4.39% this year compared to 9.30% last year.  Higher average borrowing levels under the revolving credit facility were a result of the termination of the receivable securitization agreement in December 2001.  The receivable securitization facility provided approximately $35 million in off balance sheet financing.

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

Net Earnings

                Net earnings for the quarter were $8.1 million compared to $6.4 million last year, excluding goodwill amortization, an increase of 26.6%.  For the twenty-four weeks, net earnings increased 31.1% to $13.9 million from $10.6 million, excluding goodwill amortization.  The increase was driven by a combination of gross margin improvements, overhead cost reductions and lower interest rates.  All segments continue to contribute to the improvement over prior year performance through operational efficiencies, cost containment efforts and leveraging of procurement opportunities. Corporate overhead, which is not allocated back to business segments, generally decreased on a pretax basis by $2.7 million due to the elimination of goodwill amortization compared to last year.

EBITDA

                The Company’s revolving credit facility contains various restrictive covenants.  Several of these covenants are based on earnings from operations before interest, taxes, depreciation, amortization and non-recurring items (EBITDA).  At the end of the second quarter the Company is in compliance with all its debt convenants.  This information is not intended to be an alternative to performance measures under generally accepted accounting principles, but rather as a presentation important for understanding the Company’s performance relative to its debt covenants (in thousands):

	Twelve Weeks		Twenty-four Weeks
	June 15,	June 16,	June 15,	June 16,
	2002	2001	2002	2001
Earnings before income taxes
Add (Deduct):	$13,415	9,016	23,164	14,570
LIFO effect	300	662	1,223	862
Depreciation and amortization	9,165	10,631	18,472	21,278
Interest expense	6,651	8,085	13,298	16,287
Other	(5)	154	—	436
Total EBITDA	$29,526	28,548	56,145	53,433

LIQUIDITY AND CAPITAL RESOURCES

                Historically, the Company has financed its capital needs through a combination of internal and external sources.  These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

                Cash provided by operating activities was $45.1 million for the first twenty-four weeks of 2002 compared to $101.8 million last year.  The change in cash flows from operating activities is primarily the result of changes in operating assets and liabilities as compared to the same period last year.

                Cash used in investing activities decreased from $34.9 million last year to $6.9 million for the twenty-four week period this year.  Investing activities in 2002 consisted primarily of $14.4 million in capital expenditures, offset by $8.6 million in net loan payments from customers.  The Company’s capital plan for the year is approximately $50 million with most initiatives scheduled during the remainder of the year. Also, during the twenty-four week period, the Company acquired a store in Wisconsin from an existing customer. Investing activities are funded by cash flows from operations and the revolving credit facility. Prior year investing activities primarily included $20.4 million for capital expenditures, $6.3 million of loans to customers, net of payments received, and the repurchase of $4.0 million in receivables under a revolving securitization agreement that was terminated in December 2001.

                Cash used in financing activities decreased from $60.0 million in 2001 to $47.2 million in 2002.  This change is primarily due to payments on the revolving credit facility in the prior year of $17.3 million.

                Working capital increased to $116.5 million from $95.7 million at year-end and $91.7 million last year.  The change from year-end is primarily attributed to a seasonal reduction in inventory and accounts payable including outstanding checks.  The increase compared to last year results primarily from an increase in accounts receivable largely due to the termination of the securitization agreement in December 2001.

                At June 15, 2002 total debt was $374.6 million compared to $374.2 million at the end of 2001 and $347.9 million last year. Amounts outstanding under the revolving credit facility were $40 million at the end of the quarter and at the end of last year as compared to $10 million at the end of the second quarter last year.  Changes in total debt largely reflect utilization of the revolving credit facility as a supplement to operating cash flows to fund transactions such as the U Save acquisition in August 2001 and the termination of the securitization agreement.  In December 2001, the Company entered into three swap agreements converting floating rate debt to fixed.  The agreements, each with notional amounts of $35 million, provide fixed interest rates of 2.35%, 2.58% and 2.97% expiring in six, twelve and eighteen month intervals, respectively.  The two remaining agreements were each extended through October 6, 2004 at rates of 3.50% and 3.97% subsequent to quarter end.  In addition the Company executed an additional swap agreement with a notional amount of $50 million at a rate of 2.75%.  The agreement begins on July 26, 2002 and expires on September 25, 2004.

                The Company believes that borrowing under the revolving credit facility, proceeds from its sale of subordinated notes, other credit agreements, cash flows from operating activities and lease financing will be adequate to meet the Company’s working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

                This Form 10-Q and the documents that may be incorporated by reference into this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” and other similar expressions generally identify forward-looking statements.  These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties, including, without limitation:

•                  risks related to the Company’s industry as a whole, including the emergence of new or growing competitors and the competitive practices in the Company’s industry, changes in the Company’s economic and business operating environments and changes in the food distribution and retail industry in which the Company operate;

•                  risks related to the Company’s business and strategy, including the Company’s ability to acquire, and successfully integrate, traditional grocery stores, successfully roll out the Company’s new store formats and retain the Company’s customers or acquire new customers, the risk of credit losses, the Company’s ability to attract and retain qualified personnel and the risk of issues with the quality, safety or integrity of the food products the Company sells; and

•                  risks related to the Company’s indebtedness, including the adverse impact of outstanding debt on the Company’s operating results or of certain terms of the Company’s outstanding debt that could materially restrict the Company’s business and operating flexibility.

                Additional information regarding these and other risks is included in Exhibit 99.1, “Risk Factors,” filed with the Company’s Form 10-K for the fiscal year ended December 29, 2001.

                In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements will in fact occur.  The forward-looking statements are based on the Company’s predictions of future performance and actual results may differ materially from those expressed in the forward-looking statements.  As a result, you should not place undue reliance on these forward-looking statements.  The Company does not undertake to update the Company’s forward-looking statements to reflect future events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                In December 2000 the Company completed the refinancing of a revolving credit facility.  The agreement has a five year term and provides a $100 million term loan and $150 million in revolving credit.  Borrowings under the term loan bear interest at the Eurodollar rate plus a margin increase and a commitment commission in the unused portion of the revolver.  The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement.  The new agreement contains financial covenants which among other matters requires the Company to maintain predetermined ratio levels related to interest coverage, fixed charges, leverage and working capital.  The Company uses interest rate swap agreements to manage its exposure to variable rate debt.

                The Company is also subject to commodity price risk associated with the purchase of diesel fuel.  The Company uses a commodity swap agreement to hedge this risk (See Note 4 — Derivative Instruments and Note 9 — Subsequent Events).

PART II - OTHER INFORMATION

Items 3 and 5 are not applicable.

Item  1                    Legal Proceedings

The Company is engaged from time to time in routine legal proceedings incidental to our business.  We do not believe that any pending legal proceedings will have a material impact on the business or financial condition of Nash Finch Company and its subsidiaries, taken as a whole.

Item  2                    Changes in Securities and Use of Proceeds

During the quarter, the Company and Wells Fargo Bank Minnesota, N.A. entered into an amendment to the Company’s Stockholder Rights Agreement.  The amendment further clarifies the terms of the Company’s Common Stock Purchase Rights, providing that the covenant to reserve shares of common stock to permit the exercise in full of all outstanding rights is not an immediate requirement and is applicable only if a Distribution Date, as defined under the Rights Agreement, occurs.

Item  4.                   Submission of Matters to a Vote of Security Holders.

(a)        The annual meeting of stockholders was held on May 14, 2002.

(b)       Not required.  (Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to management’s nominees as listed in the proxy statement, and all of such nominees were elected.)

(c)        At the annual meeting, the following proposals were presented to the stockholders and voted upon:  (1) election of directors, (2) adoption to the amendment to Nash Finch’s Restated Certificate of Incorporation, (3) adoption of an amendment to the Nash Finch 2000 Stock Incentive Plan, (4) adoption of an amendment to the Nash Finch 1995 Director Stock Option Plan, and (5) adoption of the Nash Finch Performance Incentive Plan.

(1)           Election of Directors.
Three nominees, all incumbent directors, were elected to serve for three-year  terms expiring in 2005.  The terms of the other seven directors do not expire until  2003 and 2004.

                The director nominees elected for and voting results are as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes
Carole F. Bitter	9,790,304	924,319	-0-
John H Grunewald	9,773,654	940,969	-0-
William R. Voss	9,789,861	924,762	-0-

(2)           Amendment to Nash Finch’s Restated Certificate of Incorporation.
Stockholders approved the adoption of the amendment to Nash Finch’s Restated Certificate of Incorporation.  The voting results are as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,210,839	2,434,733	69,051	-0-

(3)           Amendment to the Nash Finch 2002 Stock Incentive Plan.
The stockholders approved the adoption of the amendment to the Nash Finch 2000 Stock Incentive.  The voting results are as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,112,493	2,541,050	61,080	-0-

(3)           Amendment to the Nash Finch 1995 Director Stock Option Plan.
The stockholders approved the adoption of the amendment to the Nash Finch 1995 Director Stock Option Plan.  The voting results are as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,429,328	2,222,852	62,443	-0-

(3)           Adoption of the Nash Finch Performance Incentive Plan.
The stockholders approved the adoption of the Nash Finch Performance Incentive Plan. The voting results are as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
9,955,658	688,020	70,945	-0-

Item 6.                    Exhibits and Reports on Form 8-K.

(a)           Exhibits:

                The exhibits to this Form 10-Q are listed in the exhibit index on page 21.

(b)                               Reports on Form 8-K:

                Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY

Registrant

Date: July 25, 2002	By /s/ Ron Marshall
Ron Marshall
President and Chief Executive Officer

By /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Twelve Weeks Ended June 15, 2002

Item No.

Item

Method of Filing

3.1	Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002	Filed herewith

4.1	Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002	See Exhibit 3.1

10.1	Nash Finch 2000 Stock Incentive Plan, as amended	Filed herewith

10.2	Nash Finch 1995 Director Stock Option Plan, as amended	Filed herewith

10.3	Amendment to Stockholder Rights Agreement, dated October 30, 2001	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (filed on July 26, 2002)

10.4	Form of letter agreement specifying benefits in the event of termination following a change in control, entered into by Michael Mott and Kathleen McDermott	Filed herewith

10.5	Restricted Stock Award Agreement between the Company and Ron Marshall, dated effective as of February 19, 2002	Filed herewith

10.6	Nash Finch Performance Incentive Plan	Filed herewith