Form 10-Q/A
period 2002-06-15
NASH FINCH CO
filed 2002-08-01
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

                Cash provided by operating activities was $49.4 million for the first twenty-four weeks of 2002 compared to $101.8 million last year.  The change in cash flows from operating activities is primarily the result of changes in operating assets and liabilities as compared to the same period last year.

                Cash used in investing activities decreased from $34.9 million last year to $11.1 million for the twenty-four week period this year.  Investing activities in 2002 consisted primarily of $14.4 million in capital expenditures, offset by $4.4 million in net loan payments from customers.  The Company’s capital plan for the year is approximately $50 million with most initiatives scheduled during the remainder of the year. Also, during the twenty-four week period, the Company acquired a store in Wisconsin from an existing customer. Investing activities are funded by cash flows from operations and the revolving credit facility. Prior year investing activities primarily included $20.4 million for capital expenditures, $6.3 million of loans to customers, net of payments received, and the repurchase of $4.0 million in receivables under a revolving securitization agreement that was terminated in December 2001.

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