Form 10-Q
period 2002-10-05
NASH FINCH CO
filed 2003-05-15
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the sixteen weeks ended October 5, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-785

NASH-FINCH COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	41-0431960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7600 France Ave. South, Edina, Minnesota	55435
(Address of principal executive offices)	(Zip Code)

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

YES ☐                                                                                    NO ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

As of April 30, 2003, 11,943,217 shares of Common Stock of the Registrant were outstanding.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5,	October 6,	October 5,	October 6,
	2002	2001	2002	2001
Sales	$1,191,072	$1,235,398	$2,993,913	$3,032,228

Cost and expenses:
Cost of sales	1,053,610	1,099,347	2,647,287	2,689,897
Selling, general and administrative	104,803	101,120	259,033	255,265
Special charges	(765)	—	(765)	—
Depreciation and amortization	12,298	14,139	30,770	35,417
Interest expense	9,235	10,472	22,533	26,759
Total costs and expenses	1,179,181	1,225,078	2,958,858	3,007,338

Earnings before income taxes	11,891	10,320	35,055	24,890

Income taxes	4,429	4,272	13,671	10,304

Net earnings	$7,462	$6,048	$21,384	$14,586

Basic earnings per share:	$0.63	$0.52	$1.81	$1.26

Diluted earnings per share:	$0.61	$0.50	$1.76	$1.23

Cash dividends declared per common share:	$0.09	$0.09	$0.27	$0.27

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	11,831	11,684	11,784	11,599
Diluted	12,163	12,065	12,162	11,889

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 5, 2002	December 29, 2001	October 6, 2001
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,422	$10,467	$22,844
Accounts and notes receivable, net	164,679	168,154	135,936
Inventories	276,679	274,995	290,565
Prepaid expenses	12,550	15,000	10,863
Deferred tax assets	8,186	10,748	12,103
Total current assets	467,516	479,364	472,311

Investments in affiliates	556	621	725
Notes receivable, net	32,701	40,867	44,244
Property, plant and equipment:
Land	25,442	26,979	27,067
Buildings and improvements	156,258	157,159	162,974
Furniture, fixtures and equipment	318,654	319,378	312,679
Leasehold improvements	72,576	68,487	67,055
Construction in progress	12,364	4,309	3,202
Assets under capitalized leases	42,040	40,860	40,860
	627,334	617,172	613,837
Less accumulated depreciation and amortization	(360,537)	(343,873)	(340,761)
Net property, plant and equipment	266,797	273,299	273,076

Goodwill, net	147,764	137,337	138,103
Investment in direct financing leases	14,707	13,490	13,721
Deferred tax asset, net	3,974	7,549	9,293
Other assets	15,597	17,718	18,480
Total assets	$949,612	$970,245	$969,953

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$14,895	$57,750	$17,640
Current maturities of long-term debt and capitalized lease obligations	6,701	5,364	5,666
Accounts payable	228,163	217,822	271,448
Accrued expenses	90,377	90,869	93,629
Income taxes payable	12,299	11,819	12,149
Total current liabilities	352,435	383,624	400,532

Long-term debt	313,687	321,761	308,445
Capitalized lease obligations	48,379	47,046	47,588
Other liabilities	10,212	14,406	13,926
Commitments and Contingencies
Stockholders’ equity:
Preferred stock — no par value Authorized 500 shares; none issued	—	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 12,012, 11,831 and 11,818 shares, respectively	20,011	19,718	19,697
Additional paid-in capital	26,326	21,894	21,713
Restricted stock	(1,047)	—	—
Accumulated other comprehensive loss	(2,834)	(2,518)	(637)
Retained earnings	183,484	165,317	159,694
	225,940	204,411	200,467
Less cost of 68, 73 and 73 shares of common stock in treasury, respectively	(1,041)	(1,003)	(1,005)
Total stockholders’ equity	224,899	203,408	199,462
Total liabilities and stockholders’ equity	$949,612	$970,245	$969,953

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Forty Weeks Ended
	October 5, 2002	October 6, 2001
Operating activities:
Net earnings	$21,384	$14,586
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges — non cash portion	(765)	—
Depreciation and amortization	30,770	35,417
Amortization of deferred financing costs	873	895
Amortization of rebatable loans	1,193	254
Provision for bad debts	4,638	3,763
Deferred income tax expense	6,137	6,052
(Gain) loss on sale of property, plant & equipment	(1,532)	230
LIFO charge	1,223	2,661
Retail impairment	1,518	—
Other	(37)	1,066
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	3,437	(2,619)
Inventories	(2,052)	(21,386)
Prepaid expenses	2,460	10,095
Accounts payable	7,573	79,827
Accrued expenses	(1,438)	21,293
Income taxes payable	480	(545)
Other assets and liabilities	(2,645)	(2,468)
Net cash provided by operating activities	73,217	149,121

Investing activities:
Disposal of property, plant and equipment	3,591	3,931
Additions to property, plant and equipment	(28,889)	(30,516)
Business acquired, net of cash	(3,356)	(46,904)
Loans to customers	(3,948)	(21,579)
Payments from customers on loans	8,604	6,961
Repurchase of receivables	—	675
Other	2,473	435
Net cash used in investing activities	(21,525)	(86,997)

Financing activities:
Payments of revolving debt	(7,000)	(2,300)
Dividends paid	(3,217)	(3,146)
Payments of long-term debt	(1,728)	(1,293)
Payments of capitalized lease obligations	(2,313)	(1,178)
Decrease in outstanding checks	(42,855)	(34,402)
Other	376	1,505

Net cash used in financing activities	(56,737)	(40,814)
Net (decrease) increase in cash and cash equivalents	(5,045)	21,310
Cash and cash equivalents at beginning of period	10,467	1,534
Cash and cash equivalents at end of period	$5,422	$22,844

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$3,789	$3,866
Acquisition of minority interest	1,849	4,294

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

October 5, 2002

Explanatory Note

On November 18, 2002, Nash Finch Company (the “Company”) announced a delay in the filing of this Quarterly Report on Form 10-Q because of a previously disclosed internal review of its practices and procedures with respect to certain promotional allowances provided to the Company that reduce the cost of sales.  The review was focused on how the Company assesses “count-recount” charges (see Part I, Item 1 of this report under Note 3 – “Count-Recount Charges”), which was also the subject of a previously disclosed informal inquiry then being conducted by the staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC” or the “Commission”) (see Part II, Item I of this report under the caption “SEC Investigation”).

As a result of this delay, the Company received a Nasdaq Staff Determination on November 26, 2002 indicating that its failure to timely file this Form 10-Q violated Nasdaq Marketplace Rules and caused the Company’s securities to be subject to delisting by Nasdaq.  The Company requested and received a hearing before the Nasdaq Listing Qualifications Panel (“Nasdaq Panel”), which continued the listing of the Company’s securities subject to its filing this Form 10-Q by March 19, 2003, and the Company’s Annual Report on Form 10-K for fiscal 2002 by March 28, 2003.  The delay in filing this Form 10-Q also resulted in a breach of a reporting covenant under the indenture for the Company’s 8 1/2% Senior Subordinated Notes due 2008 which, if unremedied, would have resulted in an event of default under both that indenture and the Company’s bank credit facility.  The Company obtained amendments to both the indenture and the bank credit facility to extend the deadlines for the Company to file this Form 10-Q, the Company’s Annual Report on Form 10-K, and the Company’s first quarter 2003 Form 10-Q (see Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

Effective January 28, 2003, Deloitte & Touche LLP resigned as the Company’s independent auditors.  On February 4, 2003, the Company received a formal order of investigation from the SEC.  After providing a written communication detailing the basis for the manner in which the Company assesses and accounts for count-recount charges, and after meeting with members of the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance, the Company was informed by a letter dated March 7, 2003 that, based on its oral and written representations, the staffs of the SEC’s Office of the Chief Accountant and Division of Corporation Finance would not object at that time to the Company’s accounting for the count-recount charges.  The investigation by the SEC’s Division of Enforcement is ongoing.

Effective March 11, 2003, the Audit Committee engaged Ernst & Young LLP as its independent auditors, and the Company sought a further extension of the filing deadlines from the Nasdaq Panel.  On March 24, 2003, the Company was notified that the Nasdaq Panel had agreed to extend the filing deadlines for this Form 10-Q to May 15, 2003, for the Company’s Annual Report on Form 10-K to May 30, 2003, and for the Company’s first quarter 2003 Form 10-Q to June 9, 2003.  These filing deadlines are the same as or earlier than those established in the amendments to the indenture and the bank credit facility.

This Quarterly Report on Form 10-Q is being filed on May 15, 2003.  The Company expects to file its Annual Report on Form 10-K and its first quarter 2003 Form 10-Q before the Nasdaq deadlines.

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2001.

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 5, 2002, December 29, 2001, and October 6, 2001, and the results of operations for the sixteen and forty weeks ended and changes in cash flows for the forty weeks ended October 5, 2002 and October 6, 2001.  All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications have been made to the prior period financial statements.  These reclassifications had no impact on net income, earnings per share or stockholders’ equity.

The Company reclassified its treatment of facilitated services, which include invoicing and payment services, where it acts as processing agent for its independent retailers.   Prior to the reclassification, amounts invoiced to independent retailers by the Company for facilitated services were recorded as sales and the related amounts due and paid by the Company to its vendors were recorded as cost of sales.  The reclassification reduced sales and cost of sales by $39.3 million and $39.4 million for the sixteen weeks ended October 5, 2002 and October 6, 2001, respectively.  For the forty weeks ended October 5, 2002 and October 6, 2001, sales and cost of sales were reduced by $94.4 million and $97.1 million, respectively.  The reclassification did not have an impact on gross profit, earnings before income taxes, net earnings, cash flows or financial position for any period or their respective trends.

Note 2 – Vendor Allowances and Credits

The Company participates with its vendors in a broad menu of promotions to increase sales of products.  These promotions fall into two main categories:  off-invoice allowances and performance-based allowances.  These promotional arrangements are often subject to negotiation with the Company’s vendors.

In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by the Company during a specified period of time.  The Company uses off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions.  The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or the Company is allowed to deduct the allowance as an offset against the vendor’s invoice when it is paid.

In the case of performance-based allowances, the allowance or rebate is based on the Company’s completion of some specific activity, such as purchasing or selling product during a certain time period.  This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking quantities of product sold (as is the case with count-recount promotions discussed below), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities.  The billing for these performance-based allowances is normally in the form of a “bill-back” in which case the Company is invoiced at the regular price with the understanding that the Company may bill back the vendor for the requisite allowance when the performance is satisfied.

Collectively with its vendors, the Company plans promotions and arrives at the amount the respective vendor plans to spend on promotions with the Company. The Company and the vendors then monitor, review and discuss the results of such promotions, and resolve issues relating to promotions and billings.  Each vendor has its own method for determining the amount of promotional funds budgeted to be spent with the Company during the period.  In most situations, the vendor allowances are based on units the Company purchased from the vendor.  In other situations, the allowances are based on its past or anticipated purchases and/or the anticipated performance of the planned promotions.

The Company jointly negotiates with its vendors the promotional calendar that governs all promotions. Forecasting promotional expenditures is a critical part of the Company’s twice yearly planning sessions with its vendors.  Most vendors work with the Company to project not just overall spending, but also spending on a category and regional basis.  As individual promotions are completed and the associated billing is processed, the vendors track the Company’s promotional program execution and spend rate.  The vendors discuss the tracking, performance and spend rate with the Company on a regular basis throughout the year.  Depending upon the vendor arrangements, such discussions can occur on a weekly, monthly, quarterly or annual basis.  These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and the Company. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and the Company.

Note 3 – Count-Recount Charges

As discussed above, the Company participates with its vendors in a broad menu of promotions to increase sales of products.  Certain promotions require the Company to track specific shipments of goods to retailers, or to customers in the case of its own retail stores, during a specified period.  At the end of the promotional period, the Company invoices its vendors for the total promotional allowance based on the quantity of goods sold.  This type of promotion, which is often referred to as “count-recount,” requires wholesalers and retailers such as the Company to incur significant administrative and other costs to manage such programs.

As a result of the increased costs associated with count-recount program administration and implementation, the Company historically, but not uniformly, assessed an administrative fee to recoup its reasonable costs of performing the tasks associated with administering these promotions. In some instances this fee was separately identified on the invoice to the vendor and in other instances the Company increased the invoice amounts by adding additional cases to the quantity of goods sold reflected on the invoices to vendors. Although the Company attempted to standardize the latter practice at a range of between 15% and 20% on wholesale movement billings and approximately 12% on retail scan billings for its retail stores, the application of the practice was uneven across time and divisions. The aggregate fees charged to vendors, represented as a percent of total count-recount promotional dollars, were approximately 17% in fiscal 2000 and 23% in fiscal 2001 and 2002. The Company’s costs associated with administering this program are estimated at approximately 20% of the total count-recount promotional dollars.

The count-recount practice described above was established against a backdrop of what the Company believes was a common industry practice, of which vendors generally were aware.  The Company believes that its efforts to recapture count-recount costs by adding additional cases to the invoices in lieu of a separately delineated administrative fee were appropriate. The arrangements between the Company and its vendors did not separately address or provide for the addition of such charges in lieu of a separately invoiced administrative fee. The Company’s conclusion that its accounting for such charges has been correct, that the charges were appropriately recognized as a reduction of cost of sales in the period the product was sold and in which the count-recount promotions were actually performed by the Company, is based on its overall relationship and method of doing business with its vendors.

Historical Accounting Treatment and Impact on Financial Statements

Count-recount allowances are recorded as a reduction to cost of sales as performance has been completed and as the related inventory is sold.    Count-recount charges in lieu of administrative fees were approximately $6.7 million in fiscal 2000, $8.6 million in fiscal 2001 and $6.7 million through November 17, 2002 when the Company, as a uniform practice across all divisions, began stating the administrative fee separately on the invoices to the vendor.

Communications with Vendors

In November 2002, the Company met with its vendors, and brokers representing vendors, collectively comprising approximately 88% of its purchases that were subject to count-recount charges in lieu of an administrative fee.  In those meetings, the Company advised the vendors and brokers that (i) the Company had a historical practice of charging an administrative fee either separately or, in most instances, by adding amounts to actual quantities sold in the range of 15% to 20% in lieu of an administrative fee, (ii) such fee had not always been separately disclosed on invoices to vendors, (iii) the Company had attempted to standardize the practice in late 1999 at a range of 15% to 20%, (iv) the Company had not been successful in standardizing such practice in that in some situations the application of the practice had been uneven across time and divisions resulting in a move away from a fixed percentage and sometimes resulting in an uneven percentage being applied, and (v) in the future the Company would charge a flat fee set at a fixed percentage of sales, which would be separately  itemized on invoices. In those meetings, substantially all the vendors acknowledged the fees previously charged and none indicated that they would seek any refund based upon the past practice. Subsequently, on November 26, 2002, the Company notified all of its vendors and brokers (including but not limited to those with whom the Company had met in person) in writing of its prior and current practices related to count-recount.  As of the date of the filing of these financial statements, none of its vendors or their brokers is requesting a return of any of the historical count-recount charges assessed, and none has indicated they will make a reduction in future promotional funding.

SEC Investigation

On October 9, 2002, the Company received a letter from the staff of the Division of

Enforcement of the SEC indicating that they were conducting an informal inquiry into the Company’s process for assessing count-recount charges to the Company’s vendors and how it accounts for those charges.  In response, the Company commenced an internal review of its practices in conjunction with the Audit Committee, special outside counsel and its prior and then-current auditors.  The Company filed a written response to the inquiry on November 22, 2002.

On February 3, 2003, the Company provided the Office of the Chief Accountant of the SEC a written communication detailing the basis for the manner in which it assesses and accounts for count-recount charges, advising that the Company believes these charges were properly accounted for in accordance with generally accepted accounting principles, seeking the SEC staff’s concurrence with this conclusion, and requesting a meeting with the staff of the Office of Chief Accountant at which these matters could be discussed.  On February 4, 2003, the Company was notified by the staff of the SEC’s Division of Enforcement that the SEC had approved a formal order of investigation of the Company.

Representatives of the Company met with members of the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance on February 19, 2003.  In a letter dated March 7, 2003, the staffs of the SEC’s Office of the Chief Accountant and Division of Corporation Finance indicated that, based on the Company’s oral and written representations, they would not object at that time to the Company’s accounting for the count-recount charges.  The investigation by the SEC’s Division of Enforcement is ongoing and the response by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any action by the Division of Enforcement.

Note 4 – Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $49.0 million, $47.8 million and $47.8 million higher at October 5, 2002, December 29, 2001, and October 6, 2001, respectively.  For the forty week periods ending October 5, 2002 and October 6, 2001, the Company recorded LIFO charges of $1.2 million and $2.7 million, respectively.

Note 5 – Earnings per share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Numerator:
Net earnings	$7,462	$6,048	$21,384	$14,586
Denominator:
Denominator of basic earnings per share (weighted average shares)	11,831	11,684	11,784	11,599
Effect of dilutive options and awards	332	381	378	290
Denominator for diluted earnings per share (adjusted weighted average shares)	12,163	12,065	12,162	11,889
Basic earnings per share	$0.63	$0.52	$1.81	$1.26
Diluted earnings per share	$0.61	$0.50	$1.76	$1.23

Note 6 – Derivative Instruments

Effective December 31, 2000, the Company adopted Financial Accounting Standard Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No.133) as amended.  SFAS No. 133 requires derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.

The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel. The Company’s objective in managing its exposure to changes in interest rates and commodity prices is to reduce fluctuations on earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions.   The Company does not enter into derivative agreements for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument.

The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.   Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.  For the forty week period ending October 5, 2002, deferred losses in the amount of $0.3 million, net of taxes, were recognized as other comprehensive income, decreasing stockholders’ equity.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At October 5, 2002 the Company had three outstanding interest swap agreements, two of which commenced on December 6, 2001, each with notional amounts of $35 million and a third agreement which commenced on July 26, 2002, with a notional amount of $50 million.  The agreements expire on December 6, 2002, June 6, 2003 and September 25, 2004, respectively.  The agreements call for an exchange of interest payments with the Company making payments based on fixed rates of 2.58%, 2.97% and 2.75% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.   On July 9, 2002, the Company entered into two agreements to extend the swaps expiring on December 6, 2002.  These agreements, each with notional amounts of $35 million, commence on December 6, 2002 and June 6, 2003 and both expire on October 6, 2004.

In addition, at October 5, 2002, the Company had an outstanding commodity swap agreement expiring in August 2003 with a notional amount of 3,500 barrels per month, or approximately 40% of the Company’s monthly fuel consumption to manage the Company’s commodity price risk associated with anticipated purchases of diesel fuel.

Note 7 – Other Comprehensive Income

Comprehensive income is as follows:

	Sixteen Weeks		Forty Weeks
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Net earnings:	$7,462	$6,048	$21,384	$14,586
Cumulative effect on adoption, net of tax	—	—	—	(568)
Unrealized gain (loss), net of tax	(217)	183	(193)	195
Comprehensive income	$7,245	$6,231	$21,191	$14,213

During 2002 and 2001, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS No. 133.

Note 8 – Impairment Charge

During the third quarter of 2002, the Company recorded an impairment charge of $1.5 million related to the long-lived assets of six retail stores.  As a result of increased competition, the estimated undiscounted cash flows related to these facilities indicated that the carrying value of these assets may not be recoverable based on current expectations.  The entire charge has been reflected as selling, general and administrative expense in the consolidated statements of income.

Note 9 – Recently Adopted and Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The Company was required to apply the provisions of SFAS No. 142 at the beginning of 2002. The Company had no intangible assets with indefinite useful lives as of October 5, 2002, December 29, 2001 or October 6, 2001.  The Company has performed the required transitional impairment test of goodwill and determined that no impairment issues exist.  At October 5, 2002, the Company had $147.8 million of goodwill on its consolidated balance sheet of which $98.8 million was related to the retail segment, $23.2 million to the food distribution segment and $25.8 million to the military segment.

In conjunction with SFAS No. 142 the following table provides a reconciliation of 2001 reported net income for the sixteen and forty weeks ended October 6, 2001 to adjusted net income excluding goodwill amortization (in thousands, except per share amounts):

	Sixteen Weeks		Forty Weeks
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001

Reported net income:	$7,462	$6,048	$21,384	$14,586
Add back: Goodwill amortization net of income taxes	—	1,419	—	3,518
Adjusted net income	$7,462	$7,467	$21,384	$18,104

Basic earnings per share:
Reported earnings per share	$0.63	$0.52	$1.81	$1.26
Goodwill amortization net of income taxes	—	0.12	—	0.30
Adjusted earnings per share	$0.63	$0.64	$1.81	$1.56

Diluted earnings per share:
Reported earnings per share	$0.61	$0.50	$1.76	$1.23
Goodwill amortization net of income taxes	—	0.12	—	0.29
Adjusted earnings per share	$0.61	$0.62	$1.76	$1.52

Other intangible assets included in other assets on the consolidated balance sheets were as follows:

	At October 5, 2002
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount
Service contracts	$10,358	$5,117	$5,241
Tradenames	3,300	762	2,538
Franchise agreements	2,703	618	2,085
Non-compete agreements	2,014	1,054	960
Leasehold interests	1,726	1,696	30
Consulting agreements and other	823	751	72
Total	$20,924	$9,998	$10,926

	At December 29, 2001
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount
Service contracts	$10,358	$4,147	$6,211
Tradenames	3,300	660	2,640
Franchise agreements	2,703	533	2,170
Non-compete agreements	1,814	824	990
Leasehold interests	1,726	1,628	98
Consulting agreements and other	823	703	120
Total	$20,724	$8,495	$12,229

	At October 6, 2001
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount
Service contracts	$10,358	$3,830	$6,528
Tradenames	3,300	630	2,670
Franchise agreements	2,703	507	2,196
Non-compete agreements	1,814	732	1,082
Leasehold interests	1,687	1,597	90
Consulting agreements and other	823	679	144
Total	$20,685	$7,975	$12,710

Aggregate amortization expense recognized for the sixteen and forty weeks ended October 5, 2002 was $0.5 million and $1.5 million, respectively, compared to $0.6 million and $1.7 million for the sixteen and forty weeks ended October 6, 2001.  The aggregate amortization expense for each of the five succeeding fiscal years is expected to approximate $1.2 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (SFAS No. 144).  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale and broadens the financial reporting presentation of discontinued operations to include more disposal transactions.  On December 30, 2001, the Company adopted SFAS No. 144.   The standard did not have a significant effect on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, (SFAS No. 145).  SFAS No. 145 allows only gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements.  SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.  Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while the remaining provisions became effective for the Company on December 29, 2002.  The Company does not expect the adoption of the standard to have a significant impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (SFAS No. 146).  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 applies to costs associated with an exit activity that do not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an amendment of FASB Statement No. 123”, (SFAS No. 148).  SFAS No. 148 provides two additional transition methods for entities adopting the fair value method of accounting for stock issued to employees and requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Polices in the Notes to the Consolidated Financial Statements.  The adoption of the standard did not have a financial impact on the consolidated financial statements.  The expanded disclosure will be required in our quarterly financial reports beginning the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (FIN 45).  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.   The adoption of FIN 45 will have no impact on our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.  Future guarantees, if issued, will be accounted for in accordance with this pronouncement.

Emerging Issue Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)”, which codified EITF Issue Nos. 00-14, “Accounting for Certain Sales Incentives”; 00-22, “Accounting for Points and Certain Other Time-Based Sales and Incentive Offers”; and 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” became effective for the Company on December 30, 2001.  These issues address the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products.  EITF No. 01-09 did not have a significant effect on the consolidated financial statements.

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

In January 2003, the EITF concluded that new arrangements, including modifications of existing arrangements entered into after December 31, 2002 should apply the treatment outlined in EITF No. 02-16.   If determinable, pro forma disclosure of the impact of the consensus on prior periods presented is encouraged.  In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of a change in accounting principle.  The Company will elect to adopt the provisions of EITF No. 02-16 in the fourth quarter of 2002, retroactive to the beginning of fiscal 2002.  The Company expects the charge for the cumulative effect of a change in accounting principle to be approximately $7.0 million, net of income taxes of $4.4 million, which represents the cumulative effect of the deferral of cash received from vendors.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003 (the third quarter of 2003 for the Company), regardless of when the variable interest was created.  The Company is currently evaluating the impact the adoption of FIN No. 46 will have on the consolidated financial statements.

Note 10 – Segment Reporting

A summary of the major segments of the business is as follows:

Sixteen weeks ended October 5, 2002

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$555,511	$321,633	$313,928	$1,191,072
Inter-segment revenue	175,259	—	—	175,259
Segment profit	17,922	6,205	9,380	33,507

Sixteen weeks ended October 6, 2001

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$616,419	$314,879	$304,100	$1,235,398
Inter-segment revenue	170,975	—	—	170,975
Segment profit	18,587	12,656	9,959	41,202

Forty weeks ended October 5, 2002

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$1,409,353	$804,536	$780,024	$2,993,913
Inter-segment revenue	434,593	—	—	434,593
Segment profit	44,657	24,042	24,031	92,730

Forty weeks ended October 6, 2001

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$1,491,473	$781,523	$759,232	$3,032,228
Intra segment revenue	431,115	—	—	431,115
Segment profit	44,081	28,340	24,142	96,563

Reconciliation to statements of operations:

(In thousands)

Sixteen weeks ended October 5, 2002 and October 6, 2001

	2002	2001
Profit and loss
Total profit for segments	$33,507	$41,202
Unallocated amounts:
Adjustment of inventory to LIFO	—	(1,799)
Unallocated corporate overhead	(22,381)	(29,083)
Special charges	765	—
Earnings before income taxes	$11,891	$10,320

Forty weeks ended October 5, 2002 and October 6, 2001

	2002	2001
Profit and loss
Total profit for segments	$92,730	$96,563
Unallocated amounts:
Adjustment of inventory to LIFO	(1,223)	(2,661)
Unallocated corporate overhead	(57,217)	(69,012)
Special charges	765	—
Earnings before income taxes	$35,055	$24,890

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

Sales by the Company (also referred to as “we” or “us”) for the sixteen weeks ended October 5, 2002 were $1,191.1 million compared to $1,235.4 million for the same period last year, reflecting a decrease of $44.3 million or 3.6%. For the forty weeks ended October 5, 2002, sales were $2,993.9 million compared to $3,032.2 million for the same period last year, reflecting a decrease of $38.3 million or 1.3%.

Food distribution sales for the sixteen weeks ended October 5, 2002, were $555.5 million compared to $616.4 million for the same period last year, reflecting a decrease of $60.9 million or 9.9%.  Sales for the forty weeks ended October 5, 2002 were $1,409.4 million compared to $1,491.5 million for the same period last year, reflecting a decrease of $82.1 million or 5.5%.  Decreased sales in both comparisons are attributed to soft sales experienced by independent retailers because of difficult economic conditions and increased competition in certain markets and the loss of marginal accounts we chose to no longer service.

Retail segment sales for the sixteen weeks ended October 5, 2002, were $321.6 million compared to $314.9 million for the same period last year, reflecting an increase of $6.7 million or 2.1%.  Sales for the forty weeks ended October 5, 2002 were $804.5 million compared to $781.5 million for the same period last year, reflecting an increase of $23.0 million or 2.9%.  The increase in both comparisons is primarily attributed to our acquisition, in August 2001, of U Save Foods Inc. (U Save) which operates 14 stores primarily in Nebraska.  Same store sales, which compares retail sales for stores which were in operation for the same number of weeks in the comparative periods, declined by 4.4% and 3.1% for the sixteen and forty weeks ended October 5, 2002, respectively.  The decline is attributed to the intense level of competition throughout our retail marketing areas, largely reflecting the growth of supercenter competition, and retail customers trading down and/or purchasing less in conventional supermarket channels, which is attributed to difficult economic conditions.  As a result of the competitive environment, we expect same store sales to further decline during the fourth quarter.

We have developed two specialty store formats, one under the AVANZATM banner designed to service the Hispanic market, which we believe is under-served by conventional grocery stores, and a second format under the Buy•n•Save®  banner to service low income, value conscious consumers.  We opened our second AVANZA store in September 2002 in Denver, Colorado.  During the quarter we opened one new Buy•n•Save location and closed an underperforming existing location.  During the first two quarters of fiscal 2002, we opened two new Buy•n•Save stores and converted two other existing stores to the Buy•n•Save format.  At the end of the third quarter, we had eight Buy•n•Save stores in operation.

Military segment sales for the sixteen weeks ended October 5, 2002 were $313.9 million compared to $304.1 million for the same period last year, reflecting an increase of $9.8 million or 3.2%.    Sales for the forty weeks ended October 5, 2002 were $780.0 million compared to $759.2 million for the same period last year, reflecting an increase of $20.8 million or 2.7%. The increase resulted primarily from higher year-over-year sales to bases overseas and U.S. military ships afloat.

We expect the impact of military deployment in the Middle East to have a positive impact on our military segment.

Gross Profit

Gross profit for the sixteen weeks ended October 5, 2002 was 11.5% of sales compared to 11.0% for the same period last year.  Gross profit for the forty weeks ended October 5, 2002 was 11.6% of sales in fiscal 2002, compared to 11.3% last year.  The increase in gross profit for the sixteen weeks ended October 5, 2002 is primarily attributed to accounts payable audit recoveries partially offset by inefficient use of promotional monies within our retail segment relative to the same quarter one year ago. Gross profit for both comparisons was positively impacted by distribution efficiencies gained in our food distribution segment.  In addition, we did not recognize a LIFO charge in the third quarter as a result of deflation in costs of products and reduced inventory levels.  We recorded a $1.8 million LIFO charge for the sixteen weeks ended October 6, 2001.  For the forty weeks ended, gross margins included a LIFO charge of $1.2 million compared to a charge of $2.7 million for the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the sixteen weeks ended October 5, 2002 were $104.8 million, or 8.8% of sales, compared to $101.1 million, or 8.2% of sales, for the same period last year.  For the forty weeks ended October 5, 2002, selling, general and administrative expenses were $259.0 million, or 8.7% of sales, compared to $255.3 million, or 8.4% of sales, for the same period last year.  The increase for both comparisons is primarily due to negative same store sales which have not been completely offset by reductions in expenses.  In addition we recorded a $1.5 million charge for retail store impairments and $0.4 million in closed store lease costs in the sixteen weeks ended October 5, 2002.  The impairment charges relate to six stores which were determined to be impaired as a result of increased competition within our market area.  The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations.  Partially offsetting the increase in SG&A expenses were $1.4 million in gains on the sale of real estate recorded in the sixteen weeks ended October 5, 2002.

Special Charges

We recorded special charges totaling $31.3 million in fiscal 1997 and $71.4 million (offset by $2.9 million of fiscal 1997 charge adjustments) in fiscal 1998.  These charges affected our food distribution and retail segments, as well as the produce growing and marketing business that was sold in fiscal 1999, and were also designed to redirect our technologies efforts.  All actions contemplated by the charges are complete.  At October 5, 2002, the remaining accrued liability was $2.8 million and consisted primarily of lease commitments and pension and post-employment related obligations.

During the sixteen weeks ended October 5, 2002, we reversed $0.6 million and $0.1 million of our fiscal 1998 and fiscal 1997 special charges, respectively, due to an agreement reached to buy out the remaining lease for less than what we had originally estimated.

Depreciation and Amortization Expense

Depreciation and amortization expense for the sixteen weeks ended October 5, 2002 was $12.3 million compared to $14.1 million for the same period last year, reflecting a decrease of 12.8%.  For the forty weeks ended October 5, 2002, depreciation and amortization expense was $30.8 million compared to $35.4 million for the same period last year, reflecting a decrease of 13.0%.  The decrease primarily reflects the elimination of goodwill amortization of $1.8 million and $4.5 million for the sixteen and forty week periods in 2002, respectively, resulting from the adoption of SFAS No. 142 which requires that goodwill no longer be amortized but instead be tested for impairment at least annually.

Interest Expense

Interest expense for the sixteen weeks ended October 5, 2002 was $9.2 million compared to $10.5 million for the same period last year, reflecting a decrease of 12.4%.  For the forty weeks ended October 5, 2002, interest expense was $22.5 million compared to $26.8 million for the same period last year, reflecting a decrease of 16.0%.  The decrease is attributed to lower borrowing rates this year under the revolving credit facility, partially offset by an increase in the average borrowing level.  The average borrowing rate under the revolving credit facility, which consists of a $100 million term loan and $150 million in revolving credit, including the impact of the swap agreements, was 4.4% for the forty weeks ended October 5, 2002 compared to 9.0% for the same period last year.  The average borrowing levels for the forty weeks ended October 5, 2002 were higher due to the termination of the receivable securitization agreement in December of 2001.  The receivable securitization facility provided approximately $35 million in off balance sheet financing.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate for the forty weeks ended October 5, 2002 was 39.0% compared to 41.4% for the same period last year.  The reduction in the effective rate is primarily attributed to changes in accounting rules relating to elimination of goodwill amortization for financial reporting (see Part 1, Item 1 of this report under Note 9 – “Recently Adopted and Issued Accounting Standards”) as well as a higher proportion of taxable income being generated in lower tax jurisdictions.

Net Earnings

Net earnings for the sixteen weeks ended October 5, 2002 were $7.5 million, or $0.61 per diluted share, compared to $6.0 million, or $0.50 per diluted share, for the sixteen weeks ended October 6, 2001.  Excluding goodwill amortization of $1.4 million, or $0.12 per diluted share, net of tax from the sixteen weeks ended October 6, 2001 results, net earnings would have been $7.5 million, or $0.62 per diluted share.  For the forty weeks ended October 5, 2002, net earnings were $21.4 million, or $1.76 per diluted share, compared to $14.6 million, or $1.23 per diluted share, for the forty weeks ended October 6, 2001.  Excluding goodwill amortization of $3.5 million, or $0.29 per diluted share, net of tax from the forty weeks ended October 6, 2001 results, net earnings would have been $18.1 million or $1.52 per diluted share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Vendor Allowances and Credits

We participate with our vendors in a broad menu of promotions to increase sales of products.  These promotions fall into two main categories:  off-invoice allowances and performance-based allowances.  These promotional arrangements are often subject to negotiation with our vendors.

In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by us during a specified period of time.  We use off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions.  The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or we are allowed to deduct the allowance as an offset against the vendor’s invoice when it is paid.

In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period.  This basic performance requirement may be accompanied by an additional performance  requirement such as providing advertising or special in-store promotion, tracking quantities of product sold (as is the case with count-recount promotions discussed below), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities.  The billing for these performance-based allowances is normally in the form of a “bill-back” in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied.

We collectively plan promotions with our vendors and arrive at the amount the respective vendor plans to spend on promotions with us.  We and the vendors then monitor, review and discuss the results of such promotions, and resolve issues relating to promotions and billings. Each vendor has its own method for determining the amount of promotional funds budgeted to be spent with us during the period.  In most situations, the vendor allowances are based on units we purchased from the vendor.  In other situations, the allowances are based on our past or anticipated purchases and/or the anticipated performance of the planned promotions.

We jointly negotiate with our vendors the promotional calendar that governs all promotions. Forecasting promotional expenditures is a critical part of our twice yearly planning sessions with our vendors.  Most vendors work with us to project not just overall spending, but also spending on a category and regional basis.  As individual promotions are completed and the associated billing is processed, the vendors track our promotional program execution and spend rate.  The vendors discuss the tracking, performance and spend rate with us on a regular basis throughout the year.  Depending upon the vendor arrangements, such discussions can occur on a weekly, monthly, quarterly or annual basis.  These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and us.  In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and us.

As is common in our industry, we use a third party service to undertake accounts payable audits on an ongoing basis.  These audits examine vendor allowances offered to us during a given year as well as cash discounts, freight allowances and duplicate payments and establishes a basis for us to recover overpayments made to vendors.  We reduce future payments to vendors based on the results of these audits, at which time we also establish reserves for commissions payable to the third party service as well as for amounts that may not be collected.  Although our estimates of reserves do not anticipate changes in our historical payback rates, such changes could have considerable impact on our currently recorded reserves.

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts - Methodology

We evaluate the collectability of our accounts and notes receivable based on a combination of factors.  In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  In determining the adequacy of the reserves, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors.  It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectibility based on information considered and further deterioration of accounts.  If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero.

Lease Commitments

We have historically leased store sites for sublease to qualified independent retailers, at rates that are at least as high as the rent paid by us.  Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy.  We also lease store sites for our retail segment.  Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management.  Our reserves for such properties can be materially affected by factors such as the extent of interested sublessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, and general economic conditions and the demand for commercial property.  More often than not, we have been able to re-sublease such locations to other qualified retailers with minimal interruption of sublease recoveries and cost to us.  Should the number of defaults by sublessees or corporate store closures materially increase the remaining lease commitments we must record, there could be a material adverse effect on operating results and cash flows.

Guarantees of Debt and Lease Obligations of Others

We have guaranteed the debt and lease obligations of certain of our food distribution customers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.  In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer.  In determining the adequacy of these reserves, we analyze factors such as those described above.  It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts.  Triggering these guarantees would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives.

Impairment of Long-lived Assets

Impairment losses are recognized when expected net future cash flows are less than the assets’ carrying value.  We consider historical performance and estimated future results in our evaluation of potential impairment.  Future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss.  No assurance can be given that these assessments and implementation of any resulting initiatives will result in profit margins sufficient to recover the carrying value of long lived assets.

Reserves for Self Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs.  It is our policy to record our self insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported.  Worker’s compensation and general and automobile liabilities are actuarially determined on a discounted basis.  We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis.  Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.  Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a considerable impact on future claim costs and currently recorded liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our capital needs through a combination of internal and external sources.  These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing.

Operating cash flows were $73.2 million for the forty weeks ended October 5, 2002 compared to $149.1 million for the same period last year.  The change in cash flows from operating activities is primarily due to the timing of the accounts payable payments, changes in inventory levels and changes in accrued liabilities.  Working capital was $115.1 million at October 5, 2002 compared to $71.8 for the same period last year.

Cash used in investing activities was $21.5 million for the forty weeks ended October 5, 2002 compared to $87.0 million for the same period last year.  Investing activities in 2002 consisted primarily of $28.9 million in capital expenditures, $3.4 million in acquisition costs, offset by $4.7 million in payments of loans from customers, net of new loans.  Prior year investing activity consisted primarily of $46.9 million for the purchase of U Save and another business from an existing customer,

$30.5 million in capital expenditures, and $14.6 million in loans to customers, net of payments received.

Cash used in financing activities was $56.7 million for the forty weeks ended October 5, 2002 compared to $40.8 million for the same period last year.  This change is primarily due to the decrease in the outstanding check balance of $42.9 million for 2002 compared to $34.4 million for 2001. In addition, payments made on the revolving debt balance were $7.0 million for the forty weeks ended 2002 versus $2.3 million for the same period last year.

At October 5, 2002, total debt, including capitalized leases, was $368.8 million compared to $374.2 million at December 29, 2001 and $361.7 million as of October 6, 2001.  Amounts outstanding under the revolving credit facility were $33.0 million at October 5, 2002, $40.0 million at December 29, 2001 and $25.0 million at October 6, 2001.

On February 13, 2003, we were notified by the Trustee for our $165.0 million 8.5% Senior Subordinated Notes, due in 2008 that a default had occurred under the Indenture as a result of our failure to timely file this Form 10-Q with the SEC and that, unless remedied within the 30 day grace period, such failure would constitute an event of default under the Indenture.  In addition, if the default was not remedied within the 30 days, an event of default would also occur under our bank credit facility.

On February 28, 2003, we announced that holders of more than 51% of our Senior Subordinated Notes agreed to waive the default under the Indenture.  The waiver requires us to file this Form 10-Q by May 15, 2003. Such holders also agreed to extend the time for us to file our Form 10-K for our fiscal year ended December 28, 2002 until May 30, 2003 and our Form 10-Q for the first fiscal quarter of 2003 until June 15, 2003. In consideration for the waiver, we paid a fee to the bondholders equal to 1.5% of the outstanding principal amount of the notes.

On March 26, 2003, we announced that the requisite number of bank lenders under our revolving credit facility had agreed to extend until June 15, 2003 the deadline for submission to the lenders of our audited fiscal 2002 financial statements.  The credit agreement had originally called for us to provide to our lenders our audited financial statements for fiscal 2002 by March 28, 2003.  In consideration for the amendment to the credit facility, we paid a fee to the bank lenders equal to 0.50% of the sum of our revolving loan commitments and aggregate outstanding term loans as of the effective date of the amendment.

Our revolving credit facility contains various restrictive covenants.  The agreement contains financial covenants which, among other matters, require us to maintain predetermined ratio levels related to interest coverage, fixed charge coverage, leverage and working capital.  Several of these covenants are based on EBITDA with some adjustments (“Adjusted EBITDA”).  Adjusted EBITDA is defined in our credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, and non-cash LIFO and other charges (such as closed store lease costs and retail impairments).

As of October 5, 2002, we were in compliance with all Adjusted EBITDA-based debt covenants as defined in our credit agreement.  Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity.  The amount of Adjusted EBITDA is provided as additional information relative to compliance with our debt covenants.  The following is a summary of the calculation of Adjusted EBITDA (in thousands) for the sixteen and forty weeks ended October 5, 2002 and October 6, 2001:

	Sixteen Weeks		Forty Weeks
	October 5, 2002	October 6, 2001	October 5, 2002	October 6, 2001
Earnings before income taxes	$11,891	$10,320	$35,055	$24,890
Add (Deduct):
LIFO	—	1,799	1,223	2,661
Depreciation and amortization	12,298	14,139	30,770	35,417
Interest expense	9,235	10,472	22,533	26,759
Special charges	(765)	—	(765)	—
Closed store lease costs	353	—	353	282
Retail impairments	1,518	—	1,518	—
(Gains) losses on sale of real estate	(1,386)	44	(1,398)	198

Total Adjusted EBITDA	$33,144	$36,774	$89,289	$90,207

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel. Our objective in managing our exposure to changes in interest rates and commodity prices is to minimize the impact of fluctuations on earnings and cash flows. To achieve these objectives, we use derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions.  We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in our consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.   Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At October 5, 2002, we had three outstanding interest rate swap agreements, two of which commenced on December 6, 2001, each with notional amounts of $35 million and a third agreement, which commenced on July 26, 2002, with a notional amount of $50 million. The agreements expire on December 6, 2002, June 6, 2003 and September 25, 2004, respectively.  The agreements call for an exchange of interest payments with the us making payments based on fixed rates of 2.58%, 2.97% and 2.75% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.   On July 9, 2002, we entered into two agreements to extend the interest rate swaps expiring on December 6, 2002 and June 6, 2003, each with notional amounts of $35 million, through October 6, 2004 at rates of 3.50% and 3.97%, respectively.

In addition, we are using a commodity swap agreement to reduce price risk associated with anticipated purchases of diesel fuel.  The commodity swap agreement, with a notional amount of 3,500 barrels per month, or approximately 40% of our monthly fuel consumption, expires in August 2003.

We believe that cash flow from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause material differences are identified and discussed in Part II, Item 5 and elsewhere in this report.  You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to revise or update publicly any forward-looking statements.  You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  We were required to apply provisions of SFAS No. 142 at the beginning of 2002.  We have performed the required transitional impairment test of goodwill and indefinite lived intangible assets and determined that no impairment issues exist.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, (SFAS No. 144).  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale and broadens the financial reporting presentation of discontinued operations to include more disposal transactions.  On December 30, 2001, we adopted SFAS No. 144.   The standard did not have a significant effect on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, (SFAS No. 145).  SFAS No. 145 allows only gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements.  SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.  Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while the remaining provisions became effective for us on December 29, 2002.  We do not expect the adoption of the standard to have a significant impact on the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In December 2002, The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an amendment of FASB Statement No. 123”, (SFAS No. 148).  SFAS No. 148 provides two additional transition methods for entities adopting the fair value method of accounting for stock issued to employees and requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Polices in the Notes to the Consolidated Financial Statements.  The adoption of the standard did not have a financial impact on the consolidated financial statements.  The expanded disclosure will be required in the Company’s quarterly financial reports beginning the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (FIN 45).  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.   The adoption of FIN 45 will have no impact on the Company’s historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45.  Future guarantees, if issued, will be accounted for in accordance with this pronouncement.

EITF Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor’s Products)”, which codified EITF Issue Nos. 00-14, “Accounting for Certain Sales Incentives”; 00-22, “Accounting for Points and Certain Other Time-Based Sales and Incentive Offers”, and 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products” became effective for us on December 30, 2001.  These issues address the accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products.  EITF No. 01-09 did not have a significant effect on the consolidated financial statements.

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

In January 2003, the EITF concluded that new arrangements, including modifications of existing arrangements entered into after December 31, 2002 should apply the treatment outlined in

EITF No. 02-16.   If determinable, pro forma disclosure of the impact of the consensus on prior periods presented is encouraged.  In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of a change in accounting principle.  The Company will elect to adopt the provisions of EITF No. 02-16 in the fourth quarter of 2002, retroactive to the beginning of fiscal 2002.  The Company expects the charge for the cumulative effect of a change in accounting principle to be approximately $7.0 million, net of income taxes of $4.4 million, which represents the cumulative effect of the deferral of cash received from vendors.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003 the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003 (the third quarter of 2003 for us), regardless of when the variable interest was created.  The Company is currently evaluating the impact the adoption of FIN No. 46 will have on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel.   We use interest rate and commodity swap agreements to manage our risk exposure. (See Part I, Item 1 of this report under Note 6 – “Derivative Instruments”).

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the internal inquiry into our process for assessing count-recount charges to our vendors and how we account for those charges, we re-evaluated our system of internal controls and reporting processes as they relate to vendor allowances and credits generally.  As a result of that re-evaluation, we have implemented a number of additional controls and reporting processes and established a vendor policy oversight committee that includes senior Company officers to improve consistency, oversight and reporting in this area.  In addition, we have implemented a policy under which the administrative fee associated with count-recount charges will be set as a fixed percentage of sales and separately itemized on invoices.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, subsequent to the events described in the previous paragraph and as of a date within 90 days prior to the filing date of this report.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures are effective to insure that information required to be disclosed by us in reports that are filed or submitted to the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Subsequent to the date of the most recent evaluation of our internal controls, and except as discussed in the first paragraph of this Item 4, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

Shareholder Litigation

Between December 2002 and March 2003, seven class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of the Company’s common stock during the period from February 23, 2000 through February 4, 2003.  The complaints generally allege that the defendants violated  the Securities Exchange Act of 1934 by issuing false statements, including false financial results in which the Company included income from vendor promotions to which the Company was not entitled, so as to maintain favorable credit ratings on its debt.  Three derivative actions have also been filed in state court in Minnesota by shareholders alleging that certain officers and directors violated duties to the Company to oversee and administer the Company’s accounting.  These actions are directly tied to the allegations in the securities class actions.  We believe that the lawsuits are without merit and intend to vigorously defend the actions.  No damages have been specified.  We are unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings, but do not believe that the eventual outcome will have a material impact on our financial position or results of operations.

SEC Investigation

On October 9, 2002, we received a letter from the staff of the Division of Enforcement of the SEC indicating that they were conducting an informal inquiry into our process for assessing count-recount charges to our vendors and how we account for those charges.  In response, we commenced an internal review of our practices in conjunction with the Audit Committee, special outside counsel and our prior and then-current auditors.  We filed a written response to the inquiry on November 22, 2002.

On February 3, 2003, we provided the Office of the Chief Accountant of the SEC a written communication detailing the basis for the manner in which we assess and account for count-recount charges, advising that we believe these charges were properly accounted for in accordance with generally accepted accounting principles, seeking the SEC staff’s concurrence with this conclusion, and requesting a meeting with the staff of the Office of Chief Accountant at which these matters could be discussed.  On February 4, 2003, we were notified by the staff of the SEC’s Division of Enforcement that the SEC had approved a formal order of investigation of the Company.

Our representatives met with members of the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance on February 19, 2003.  In a letter dated March 7, 2003, the staffs of the SEC’s Office of the Chief Accountant and Division of Corporation Finance indicated that, based on our oral and written representations, they would not object at that time to our accounting for the count-recount charges.  The investigation by the SEC’s Division of Enforcement of our treatment of count-recount charges is ongoing and the response by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any action by the Division of Enforcement.

We are also engaged from time to time in routine legal proceedings incidental to our business.  We do not believe that any of the pending legal proceedings not discussed above will have a material impact on the business or financial condition of the Company and its subsidiaries, taken as a whole.

ITEM 5.    OTHER INFORMATION.

CAUTIONARY FACTORS

Nash Finch and its representatives may, from time to time, make written or oral forward-looking statements relating to developments, results, conditions or other events that the Company expects or anticipates will occur in the future.  These forward-looking statements may involve a wide variety of topics, such as the Company’s future financial performance or condition, its strategies, market or economic conditions or the competitive environment.  Any forward-looking statements made are based on management’s then current expectations and assumptions and, as a result, are subject to various risks and uncertainties that could cause actual results or conditions to differ materially from those predicted or projected.

The following cautionary factors are considered to be the more significant factors that could cause actual results to differ materially from those predicted or projected by any forward-looking statements, and are provided here as a readily available reference.  These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any forward-looking statement, or contained elsewhere in this report.

Competitive Conditions

The wholesale food distribution and food retailing businesses are intensely competitive, characterized by high inventory turnover, narrow profit margins and increasing consolidation.  Our food retailing business, focused on the Upper Midwest, has historically competed with traditional grocery stores and is increasingly competing with alternative store formats such as supercenters, warehouse clubs and extreme value food stores.  Our distribution business competes not only with local, regional and national food distributors, but also with vertically-integrated national and regional chains utilizing a variety of formats, including supercenters, supermarkets and warehouse clubs.  Some of our competitors are substantially larger and may have greater financial resources, lower merchandise acquisition costs and lower operating expenses than we do, intensifying price competition at the wholesale and retail levels.  Industry consolidation and the expansion of alternative store formats, which have gained market share at the expense of traditional grocery stores, tend to produce even stronger competition for our food retail business and for the independent retailer customers of our distribution business.  To the extent our independent customers are acquired by competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will also be affected.  If we fail to effectively implement strategies to respond to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

Economic Conditions

The food distribution and retailing industry is sensitive to national and regional economic conditions, particularly those that influence consumer confidence, spending and buying habits.  Economic downturns or uncertainty may not only adversely affect overall demand and exacerbate price competition, but also cause consumers to “trade down” by purchasing lower priced, and often lower margin, items and to purchase less in traditional supermarket channels.  These consumer responses, coupled with the impact of general economic factors such as prevailing interest rates, food price inflation or deflation, employment trends in our markets, and labor and energy costs, can also have a significant impact on the Company’s operating results and performance with respect to forecasts.  Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude.

Credit Risk

In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations.  We also lease store sites for sublease to independent retailers.  Generally, our loans and other financial accommodations are extended to small businesses that are unrated and have limited access to conventional financing.  Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements, particularly in times of economic difficulty or uncertainty, could negatively impact our financial condition and operating results.

Expansion and Acquisition

The growth strategy for our retail and distribution businesses includes new store openings, new affiliations and acquisitions.  Expansion is subject to a number of risks, including the adequacy of our capital resources, the location of suitable store or distribution center sites and the negotiation of acceptable lease or purchase terms, the expansion into formats with which we have limited experience, and the ability to hire and train employees.  Acquisitions entail certain additional risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, timely and effectively integrating the operations, systems and personnel of the acquired business, and diversion of management’s time and attention from other business concerns.

Indebtedness and Liquidity

Our current level of debt and covenants in the documents governing our outstanding debt could limit our operating and financial flexibility.  Our ability to respond to market conditions and opportunities as well as capital needs could be constrained by the degree to which we are leveraged, by changes in the availability or cost of capital, and by contractual limitations on the degree to which we may, without the consent of our lenders, take actions such as engaging in mergers or acquisitions, incurring additional debt, making capital expenditures and making investments, loans or advances.  If needs or opportunities were identified that would require financial resources beyond existing resources, obtaining those resources could increase the Company’s borrowing costs, further reduce financial flexibility, require alterations in strategies and affect future operating results.

Other Factors

Other factors that could cause actual results to differ materially from those predicted include changes in federal, state and local laws and regulations; changes affecting the food distribution and retail industry generally, such as a shift in consumer preferences towards eating away from home, other changes in consumer buying and spending patterns, the growth of alternative store formats, and the manner in which vendors target their promotional dollars; the ability to attract and retain qualified employees; unanticipated problems with product procurement or changes in vendor promotions or allowances; adverse determinations or developments with respect to litigation, other legal proceedings or the SEC investigation of Nash Finch; the success or failure of new business ventures or initiatives; natural disasters and acts of terrorism.

The foregoing discussion of important factors is not exhaustive, and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits filed with this Form 10-Q:

10.1      Restricted Stock Award Agreement between the Company and Ron Marshall.

99.1      Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

On September 26, 2002, Nash Finch Company filed a Form 8-K reporting under “Item 5 – Other Events”:

Nash Finch Company announced reduced earnings estimates for the third and fourth quarters of fiscal 2002.

On September 24, 2002, Nash Finch Company filed a Form 8-K reporting under “Item 5 – Other Events”:

Nash Finch Company announced the promotion of Jerry L. Nelson to President and Chief Operating Officer.  Nash Finch Company also announced that David J. Bersie was promoted to Senior Vice President, Food Distribution.

On July 29, 2002, Nash Finch Company filed a Form 8-K reporting under “Item 4 – Changes in Registrant’s Certifying Accountants”:

Nash Finch Company dismissed Ernst & Young LLP and engaged Deloitte & Touche LLP as the principal accountant to audit the Company’s financial statements, beginning with its financial statements for the year ending December 28, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

By /s/ Ron Marshall
Ron Marshall
Chief Executive Officer

By /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

Date: May 15, 2003

I, Ron Marshall, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nash-Finch Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ Ron Marshall
	Name:	Ron Marshall
	Title:	Chief Executive Officer

I, Robert B. Dimond, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Nash-Finch Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2002	By:	/s/ Robert B. Dimond
	Name:	Robert B. Dimond
	Title:	Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Sixteen Weeks Ended October 5, 2002

Item No.	Item	Method of Filing
10.1	Restricted Stock Award Agreement between the Company and Ron Marshall.	Filed herewith
99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith