Form 10-K
period 2002-12-28
NASH FINCH CO
filed 2003-05-15
CIK 69671

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period                               to                              .

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
Common Stock Purchase Rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes         No X

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X    No

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter) was $342,655,096, based on the last reported sale price of $29.50 on the NASDAQ National Market on the last trading day prior to such date.

        As of April 30, 2003, 11,943,217 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Nash Finch Company

Index

Nash Finch Company

PART I

        Throughout this report, we refer to Nash Finch Company, together with its subsidiaries, as "we," "us," "Nash Finch" or "the Company."

        This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as "may," "will," "should," "likely," "expects," "anticipates," "estimates," "believes" or "plans," or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are identified and discussed in this report, particularly in Part II, Item 7 under the caption "Cautionary Factors". You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (the "SEC" or the "Commission").

        We own or have the rights to various trademarks, trade names and service marks, including the following referred to in this report: AVANZA™, Buy•n•Save®, Econofoods®, Sun Mart®, Family Thrift Center™, Our Family®, Fame®, Value Choice™, Food Pride®, Fresh Place®, Kids Korner™ Performance Driven® and logo. The trademark IGA®, referred to in this report, is the registered trademark of another.

Explanatory Note

        On November 18, 2002, we announced a delay in the filing of our Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 because of a previously disclosed internal review of our practices and procedures with respect to certain promotional allowances provided to us that reduce the cost of sales. The review was focused on how we assess "count-recount" charges (see Item 1 of this report under the caption "Vendor Allowances and Credits"), which was also the subject of a previously disclosed informal inquiry then being conducted by the staff of the Division of Enforcement of the SEC (see Item 3 of this report under the caption "SEC Investigation").

        As a result of this delay, we received a Nasdaq Staff Determination on November 26, 2002 indicating that our failure to timely file that Form 10-Q violated Nasdaq Marketplace Rules and caused our securities to be subject to delisting by Nasdaq. We requested and received a hearing before the Nasdaq Listing Qualifications Panel ("Nasdaq Panel"), which continued the listing of our securities subject to our filing the third quarter 2002 Form 10-Q by March 19, 2003, and this Annual Report on Form 10-K by March 28, 2003 (see Item 5 of this report). The delay in filing the Form 10-Q also resulted in a breach of a reporting covenant under the indenture for our 8 1/2% Senior Subordinated Notes due 2008 which, if unremedied, would have resulted in an event of default under both that indenture and our bank credit facility. We obtained amendments to both the indenture and the bank credit facility to extend the deadlines for us to file the third quarter 2002 Form 10-Q, this Annual Report, and our first quarter 2003 Form 10-Q (see Item 7 of this report under the caption "Liquidity and Capital Resources").

        Effective January 28, 2003, Deloitte & Touche LLP resigned as our independent auditors (see Item 9 of this report and Exhibit 99.2). On February 4, 2003 we received a formal order of investigation from the SEC. After providing a written communication detailing the basis for the manner in which we assess and account for count-recount charges, and after meeting with members of the staff of the SEC's Office of the Chief Accountant and Division of Corporation Finance, we were informed by a letter dated March 7, 2003 that, based on our oral and written representations, the staffs of the SEC's Office of the Chief Accountant and Division of Corporation Finance would not object at that time to our accounting for the count-recount charges. The investigation by the SEC's Division of Enforcement is ongoing.

        Effective March 11, 2003, our Audit Committee engaged Ernst & Young LLP as our independent auditors, and we sought a further extension of the filing deadlines from the Nasdaq Panel. On March 24, 2003, we were notified that the Nasdaq Panel had agreed to extend the filing deadlines for our third quarter 2002 Form 10-Q to May 15, 2003, for this Annual Report to May 30, 2003, and for our first quarter 2003 Form 10-Q to June 9, 2003. These filing deadlines are the same as or earlier than those established in the amendments to the indenture and the bank credit facility.

        The third quarter 2002 Form 10-Q was filed with the SEC on May 15, 2003, and this Annual Report is being filed on May 15, 2003. We expect to file our first quarter 2003 Form 10-Q on or before the June 9, 2003 deadline.

ITEM 1. BUSINESS

A. GENERAL DEVELOPMENT OF BUSINESS.

        Originally established in 1885 and incorporated in 1921, today we are one of the leading food distribution and retail companies in the United States, with approximately $3.9 billion in annual sales. Our business consists of three primary operating segments: food distribution, food retailing and military food distribution.

        Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products from 15 distribution centers to more than 1,500 grocery stores and institutional customers located in 24 states across the United States. We continue to implement operating initiatives to enhance productivity and expand profitability while providing a higher level of service to our distribution customers. We believe that in order to continue to grow our food distribution operations we must provide our customers with low prices, exceptional customer service and successful marketing and merchandising programs.

        Our food retailing segment is made up of 109 corporate-owned stores located primarily in the Upper Midwest states of Colorado, Illinois, Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin. We believe that approximately 62% of our conventional grocery stores are #1 or #2 in their respective local markets, which includes all stores within the respective city limits in which our stores are located, based on sales. We are focused on becoming the leading grocery store chain in the Upper Midwest, as there are currently few national or multi-regional grocery store chains that have a significant presence in this market. Our corporate-owned stores, which range from conventional stores in rural trade areas to modern supermarkets in growing urban areas, principally operate under the following six banners: AVANZA, Buy•n•Save, Econofoods, Sun Mart, Family Thrift Center and Wholesale Food Outlet. During 2002, we opened our first two prototype Hispanic supermarkets in Denver, Colorado under the AVANZA trade name. Our AVANZA and existing Wholesale Food Outlet stores are designed to meet the specific tastes and needs of Hispanic shoppers which we believe are under-served by conventional grocery stores. We also opened three Buy•n•Save locations, converted two other existing stores to the Buy•n•Save format and closed an underperforming existing location to bring the total number of Buy•n•Save stores in operation to eight. These stores are designed to service low income, value conscious consumers.

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

B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

        Financial information about our business segments for the most recent three fiscal years is contained in Part II, Item 8 of this report under Note (20)—"Segment Information" of Notes to Consolidated Financial Statements.

C. NARRATIVE DESCRIPTION OF THE BUSINESS.

Food Distribution Segment

  Overview

        Our food distribution segment, which operates 15 distribution centers, sells and distributes a wide variety of grocery products to approximately 1,500 grocery stores and institutional customers across the United States. Our customers are relatively diverse, with the largest customer consisting of a consortium of stores representing approximately 11.8%, and three others representing approximately 3.8%, 3.6% and 3.1% of our fiscal 2002 food distribution sales. No other customer represents more than 3% of our food distribution business. Approximately 54% of our food distribution sales are generated through customers with whom we have long-term sales and service agreements. Several of our distribution centers also distribute products to military commissaries located in their geographic areas.

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

        Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand, private label and perishable products. Non-food items and specialty grocery products are distributed from a dedicated area of the distribution center located in Bellefontaine, Ohio, and from the distribution centers located in Sioux Falls, South Dakota. We currently have a modern fleet of 283 tractors and 709 semi-trailers, which deliver the vast majority of our products to our customers.

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

  Products

        We primarily sell and distribute nationally advertised branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. We also sell and distribute first quality private label products under the proprietary trademark Our Family, a long-standing private label of Nash Finch. During the year, we introduced AVANZA, a first quality private label, to address the tastes of our Hispanic customers. In addition, we sell and distribute a second label price brands program under the Fame and a new Value Choice line. Under our private label line of products, we offer over 2,500 SKUs of competitively priced high quality grocery products, which compete with national branded products and other value brand products.

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

  •
  retail equipment procurement assistance;

  •
  consumer and market research;

  •
  remodeling and store development services;

  •
  negotiating real estate transactions;

  •
  securing existing grocery stores that are for sale or lease in the market areas we serve and, occasionally, acquiring or leasing existing stores for resale or sublease to these customers; and

  •
  NashNet which provides supply chain efficiencies through internet services.

        We also provide financial assistance to our food distribution customers primarily in connection with new store development or the upgrading and expansion of existing stores. As of December 28, 2002, we had approximately $43.8 million of loans outstanding to 97 of our food distribution customers, and guaranteed outstanding debt and lease obligations of other food distribution customers in the amount of $26.5 million. We typically enter into long-term supply agreements with independent customers, ranging from 2 to 20 years, representing more than 54% of food distribution revenues. These agreements may also contain provisions that give us the opportunity to purchase customers' independent retail businesses before any third party.

        We distribute products to independent stores that carry our proprietary Food Pride banner and the IGA banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to larger grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of December 28, 2002, we served approximately 83 retail stores under our Food Pride banner and 153 stores under the IGA banner.

Retail Segment

  Overview

        Our food retailing segment is made up of our corporate-owned stores which range from conventional stores in rural trade areas to modern supermarkets in growing urban areas. These stores principally operate under the AVANZA, Buy•n•Save, Econofoods, Sun Mart, Family Thrift Center and Wholesale Food Outlet banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of December 28, 2002, we operated 109 corporate-owned stores, primarily in the Upper Midwest, including 94 conventional grocery stores, 3 Wholesale Food Outlet grocery stores, 8 Buy•n•Save grocery stores, 2 AVANZA grocery stores and 2 other retail stores. The Company continues to focus on operating and customer service initiatives to improve the financial performance of our retail stores.

  Conventional Grocery Stores

        Our conventional grocery stores offer a wide variety of high quality grocery products and services. Many have specialty departments such as fresh meat counters, delicatessens, bakeries, eat-in cafes, pharmacies, photo centers, dry cleaners, banks, floral and video rental departments. Kids Korner, which is offered in 15 store locations, is a secure, complimentary in-store supervised play area for children. Upon entering the play area, each child is given a wristband, which will trigger an alarm if the child leaves the area, and the parents are given a pager so that they can be immediately contacted if there are any problems with their child. Video monitors are also placed throughout the store so parents can monitor their children while shopping. We emphasize outstanding customer service. We have created our G.R.E.A.T. (Greet, React, Escort, Anticipate, Thank) Customer Service Program in order to train every associate (employee) on the core elements of providing exceptional customer service. A mystery shopper visits each store every two weeks to measure performance and we distribute the results to management and store personnel.

        We continued the expansion of the "Fresh Place" concept within our conventional grocery stores. "Fresh Place" is an umbrella banner that emphasizes our conventional grocery stores' high-quality perishable products, such as fresh produce, deli, meats, seafood, baked goods, and takeout foods for today's busy consumer. Of our 94 conventional grocery stores, 32 carry the Fresh Place banner.

  Hispanic Stores

        Our Hispanic stores currently operate under the AVANZA and Wholesale Food Outlet banners and offer products designed to meet the specific tastes and needs of Hispanic shoppers, with a focus on the higher profit products most frequently purchased by Hispanic shoppers such as produce, meat, baked goods and imported products from Mexico. In addition to a vast selection of familiar Hispanic products, these stores have bilingual signs and product packaging, national magazines in both English and Spanish and Spanish-speaking personnel in a clean, festive environment. These stores also provide services such as check cashing, fax services, money wiring and phone cards. Our AVANZA and Wholesale Food Outlet stores are located in Colorado, Iowa, and Nebraska.

  Extreme Value Stores

        In addition to responding to the changing demographics in the United States, we have also responded to the shift in income disparity with our extreme value grocery stores operating under the Buy•n•Save banner. Buy•n•Save stores were designed to attract value-conscious shoppers, typically with household incomes under $35,000, for whom low prices are a critical factor in selecting a grocery store. These stores provide a limited assortment of Grade A quality products, consisting of approximately 20% national brands and 80% private label products, including our own proprietary labels, with savings up to 40% off comparable nationally branded items. As of December 28, 2002, we operated eight Buy•n•Save stores in Minnesota, Iowa and Nebraska.

Military Food Distribution Segment

        Our military food segment distributes grocery products to U.S. military commissaries located predominately in the Mid-Atlantic region of the United States. We also distribute grocery products for use on U.S. military ships afloat and U.S. military bases located in Europe. We have two distribution centers which are located near the largest concentration of military bases in the United States and are exclusively dedicated to supplying products to commissaries. These distribution centers are located in Norfolk, Virginia and Baltimore, Maryland. We have consistently received the highest available service ratings from the Defense Commissary Agency, which performs monthly assessments of service to military commissaries. The ratings are based on service metrics which include fill rate, on-time delivery and handling of order adjustments. We have an outstanding reputation as a supplier to U.S. military commissaries, with fill rates among the highest in the industry.

Competition

  Food Distribution Segment

        Competition is intense among the top distributors in the food distribution segment as evidenced by the low margin nature of the business. Success in this segment will be measured by the ability to leverage scale in order to gain pricing advantages, to provide superior merchandising programs and services to the independent customer base and to utilize technology to increase distribution efficiencies. We compete with local, regional and national food distributors, as well as grocery store and supercenter chains that purchase directly from suppliers and self-distribute products to their stores. We face competition from these companies on the basis of price, quality, variety and availability of products, strength of private label brands, schedules and reliability of deliveries, and the range and quality of customer services.

  Food Retailing Segment

        Competition in the retail grocery business in our geographic markets is intense. We compete with many organizations of various sizes, ranging from national and regional chains utilizing a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of national and regional supercenter chains. These competitive pressures, occurring in the context of a low margin industry, have contributed to the current trend toward consolidation in the retail grocery business. Depending upon the product and location involved, we compete based on price, quality and assortment, store appeal, including store location and format, sales promotions, advertising, service and convenience. We believe that by focusing on convenience, outstanding perishable execution and exceptional customer service, we can successfully compete.

        Our AVANZA and Wholesale Food Outlet stores compete primarily with small independent Hispanic retailers, which we believe lack the scale to have a meaningful impact on our targeted markets, as well as with national grocery store chains and supercenters.

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

        In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by us during a specified period of time. We use off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions. The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or we are allowed to deduct the allowance as an offset against the vendor's invoice when it is paid.

        In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking quantities of product sold (as is the case with count-recount promotions discussed below), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a "bill-back" in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied.

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

Count-Recount Charges

        As discussed above, we participate with our vendors in a broad menu of promotions to increase sales of products. Certain promotions require us to track specific shipments of goods to retailers, or to customers in the case of our own retail stores, during a specified period. At the end of the promotional period, we invoice our vendors for the total promotional allowance based on the quantity of goods sold. This type of promotion, which is often referred to as "count-recount," requires wholesalers and retailers such as us to incur significant administrative and other costs to manage such programs.

        As a result of the increased costs associated with count-recount program administration and implementation, we historically, but not uniformly, assessed an administrative fee to recoup our reasonable costs of performing the tasks associated with administering these promotions. In some instances this fee was separately identified on the invoice to the vendor and in other instances we raised the invoice amounts by adding additional cases to the quantity of goods sold reflected on the invoices to vendors. Although we attempted to standardize the latter practice at a range of between 15% and 20% on wholesale movement billings and approximately 12% on retail scan billings for our retail stores, the application of the practice was uneven across time and divisions. The aggregate fees charged to vendors, represented as a percent of total count-recount promotional dollars, were approximately 17% in fiscal 2000 and 23% in fiscal 2001 and 2002. Our costs associated with administering this program are estimated at approximately 20% of the total count-recount promotional dollars.

        The count-recount practice described above was established against a backdrop of what we believe was a common industry practice, of which vendors generally were aware. We believe that our efforts to recapture count-recount costs by adding additional cases to the invoices in lieu of a separately delineated administrative fee were appropriate. The arrangements between us and our vendors did not separately address or provide for the addition of such charges in lieu of a separately invoiced administrative fee. Our conclusion that our accounting for such charges has been correct, that the charges were appropriately recognized as a reduction of cost of sales in the period the product was sold and in which the count-recount promotions were actually performed by us, is based on our overall relationship and method of doing business with our vendors.

Historical Accounting Treatment and Impact on Financial Statements

        Count-recount allowances are recorded as a reduction to cost of sales as performance has been completed and as the related inventory is sold. Count-recount charges in lieu of administrative fees were approximately $6.7 million in fiscal 2000, $8.6 million in fiscal 2001 and $6.7 million through November 17, 2002 when we, as a uniform practice across all divisions, began stating the administrative fee separately on the invoices to the vendor.

Communications with Vendors

        In November 2002, we met with our vendors, and brokers representing vendors, collectively comprising approximately 88% of our purchases that were subject to count-recount charges in lieu of an administrative fee. In those meetings, we advised the vendors and brokers that (i) we had a historical practice of charging an administrative fee either separately or, in most instances, by adding amounts to actual quantities sold in the range of 15% to 20% in lieu of an administrative fee, (ii) such fee had not always been separately disclosed on invoices to vendors, (iii) we had attempted to standardize the practice in late 1999 at a range of 15% to 20%, (iv) we had not been successful in standardizing such practice in that in some situations the application of the practice had been uneven across time and divisions resulting in a move away from a fixed percentage and sometimes resulting in an uneven percentage being applied, and (v) in the future we will charge a flat fee set at a fixed percentage of sales, which would be separately itemized on invoices. In those meetings, substantially all the vendors acknowledged the fees previously charged and none indicated that they would seek any refund based upon the past practice. Subsequently, on November 26, 2002, we notified all of our vendors and brokers (including but not limited to those with whom we had met in person) in writing of its prior and current practices related to count-recount. As of the date of the filing of these financial statements, none of our vendors or brokers is requesting a return of any of the historical count-recount charges assessed, and none has indicated they will make a reduction in future promotional funding.

SEC Investigation

        As previously disclosed, on October 9, 2002, we received a letter from the staff of the Division of Enforcement of the SEC indicating that they were conducting an informal inquiry into our process for assessing count-recount charges to our vendors and how we account for those charges. In response, we commenced an internal review of our practices in conjunction with the Audit Committee, special outside counsel and our prior and then-current auditors. We filed a written response to the inquiry on November 22, 2002.

        On February 3, 2003, we provided the Office of the Chief Accountant of the SEC a written communication detailing the basis for the manner in which we assess and account for count-recount charges, advising that we believe these charges were properly accounted for in accordance with generally accepted accounting principles, seeking the SEC staff's concurrence with this conclusion, and requesting a meeting with the staff of the Office of Chief Accountant at which these matters could be discussed. On February 4, 2003, we were notified by the staff of the SEC's Division of Enforcement that the SEC had approved a formal order of investigation of Nash Finch.

        Our representatives met with members of the staff of the SEC's Office of the Chief Accountant and Division of Corporation Finance on February 19, 2003. In a letter dated March 7, 2003, the staffs of the SEC's Office of the Chief Accountant and Division of Corporation Finance indicated that, based on our oral and written representations, they would not object at that time to our accounting for the count-recount charges. The investigation by the SEC's Division of Enforcement is, however, ongoing and the response by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any further action by the Division of Enforcement.

Trademarks and Servicemarks

        We own or license a number of trademarks, tradenames and servicemarks that relate to our products and services, including those mentioned in this report. We consider certain of these trademarks, tradenames and servicemarks to be of material value to our business, and we actively defend and enforce such trademarks, tradenames and servicemarks.

Employees

        As of December 28, 2002, we employed 10,621 persons, of whom 6,063 were employed on a full-time basis and 4,558 were employed on a part-time basis. We consider our employee relations to be good. Only 487 of our employees are represented by unions and consist primarily of the distribution center personnel and drivers in our Ohio and Michigan distribution centers.

Available Information

        Our internet website is www.nashfinch.com. The references to our website in this report are inactive references only, and the information on our website is not incorporated by reference in this report. Through the Investor Relations portion of our website and a link to a third-party content provider (under the tab "SEC Filings"), you may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

        Our principal executive offices are located in Minneapolis, Minnesota, and consist of approximately 120,486 square feet of office space in a building that we own.

Food Retailing Segment

        The table below sets forth, as of December 28, 2002, selected information regarding our 109 corporate-owned stores. We own 34 and lease 75 of these stores.

Banner	Number of Stores	Areas of Operation	Average Square Feet
Econofoods	53	IA, IL, MN, SD, WI, WY	38,659
Sun Mart	35	NE, MN, ND, CO, KS	31,998
Buy•n•Save	8	MN, IA, NE	16,219
Family Thrift Center	6	SD	33,394
Wholesale Food Outlet	3	CO, NE, IA	28,784
AVANZA	2	CO	33,247
Other Stores	2	WI, MN	5,356

        As of December 28, 2002, the aggregate square footage of our 109 retail grocery stores totaled 3,662,557 square feet.

Food Distribution Segment

        The table below lists, as of December 28, 2002, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers.

Location	Approx. Size (Square Feet)
Upper Midwest Region:
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota(1)	340,400
Omaha, Nebraska	626,900
Fargo, North Dakota	288,800
Minot, North Dakota	185,200
Rapid City, South Dakota(3)	195,100
Sioux Falls, South Dakota(4)	303,400
Southeast Region:
Statesboro, Georgia(2)	230,500
Lumberton, North Carolina(2)	368,900
Bluefield, Virginia	187,500
Central Region:
Bellefontaine, Ohio(5)	706,600
Cincinnati, Ohio(6)	411,800
Bridgeport, Michigan(2)	604,500

Total Square Footage	4,801,500

(1)
Includes 11,400 square feet that we lease.

(2)
Leased facility.

(3)
Includes 8,000 square feet that we lease.

(4)
Includes 107,300 square feet that we lease. The Sioux Falls facility represents two distinct distribution centers, one that distributes limited variety and slow moving products, and the other that distributes general merchandise and health and beauty care products.

(5)
Includes 40,500 square feet that we lease. This facility includes two separate distribution operations, one that distributes dry groceries, frozen foods, fresh and processed meat products, and a variety of non-food products, and the other that distributes health and beauty care products, general merchandise and specialty grocery products. The general merchandise services distribution center uses approximately 254,000 square feet of the total owned and leased space.

(6)
Includes 8,600 square feet that we lease.

Military Distribution Segment

        The table below lists, as of December 28, 2002, the locations and sizes of our distribution centers exclusively used in our military distribution business. Unless otherwise indicated, we lease each of these distribution centers.

Location	Approx. Size (Square Feet)
Baltimore, Maryland	375,800
Norfolk, Virginia(1)	737,600

Total Square Footage	1,113,400

(1)
Includes 59,300 square feet that we own.

ITEM 3. LEGAL PROCEEDINGS

  Shareholder Litigation

        Between December 2002 and March 2003, seven class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of the Company's common stock during the period from February 23, 2000 through February 4, 2003. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false statements, including false financial results in which the Company included income from vendor promotions to which the Company was not entitled, so as to maintain favorable credit ratings on its debt. Three derivative actions have also been filed in state court in Minnesota by shareholders alleging that certain officers and directors violated duties to the Company to oversee and administer the Company's accounting. These actions are directly tied to the allegations in the federal securities action. We believe that the lawsuits are without merit and intend to vigorously defend the actions. No damages have been specified. We are unable to evaluate the likelihood of prevailing in these cases at this early stage of the proceedings, but do not believe that the eventual outcome will have a material impact on our financial position or results of operations.

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

        On February 3, 2003, we provided the Office of the Chief Accountant of the SEC a written communication detailing the basis for the manner in which we assess and account for count-recount charges, advising that we believe these charges were properly accounted for in accordance with generally accepted accounting principles, seeking the SEC staff's concurrence with this conclusion, and requesting a meeting with the staff of the Office of Chief Accountant at which these matters could be discussed. On February 4, 2003, we were notified by the staff of the SEC's Division of Enforcement that the SEC had approved a formal order of investigation of Nash Finch.

        Our representatives met with members of the staff of the SEC's Office of the Chief Accountant and Division of Corporation Finance on February 19, 2003. In a letter dated March 7, 2003, the staffs of the SEC's Office of the Chief Accountant and Division of Corporation Finance indicated that, based on our oral and written representations, they would not object at that time to our accounting for the count-recount charges. The investigation by the SEC's Division of Enforcement is, however, ongoing and the response by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any further action by the Division of Enforcement.

  USDA Inspection

        In December 1999, the U.S. Department of Agriculture began an investigation of our Lumberton, North Carolina distribution center. We cooperated throughout the investigation and the inquiry culminated in an agreement between the Company and the United States on October 4, 2001. In accordance with that agreement, the Company appeared in Federal District Court for the Eastern District of North Carolina and entered a guilty plea to a misdemeanor charge of causing and permitting articles capable of use as human food to become exposed to dust, dirt and unsanitary conditions (the "causing" charge), and applied to a pre-trial diversion program with respect to a misdemeanor charge of selling adulterated meat and poultry products to a South Carolina salvage dealer (the "selling" charge).

        On March 13, 2002, the Company was sentenced to pay a fine of $100,000 and to a probationary period of five years on the causing charge, with the probation subject to certain special conditions regarding establishment of a quality control program, employee training, documentation of disposal of unwholesome products, monthly inspections and reports to appropriate authorities by representatives of the Company's home office, and that this matter be disclosed in this report. The Company was accepted into the pre-trial diversion program on the selling charge and, as part of that program, donated 40,000 pounds of food to charitable organizations in North Carolina. Upon successful completion of this 18 month program, the Government will dismiss the selling charge.

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

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the Nasdaq National Market and currently trades under the symbol NAFCE. On November 26, 2002, we received a Nasdaq staff determination stating that the delay in filing our Form 10-Q for the quarter ended October 5, 2002 violates Nasdaq Marketplace Rule 4310(c) (14) and that our common stock is subject to delisting from the Nasdaq National Market. In connection with this determination, the letter "E" was added to our stock symbol. The delay in filing was attributable to the previously described investigation of our practices and procedures with respect to count-recount charges. On January 22, 2003, we received a determination from the Nasdaq Listing Qualifications Panel ("Nasdaq Panel") that continued the listing of our securities on the Nasdaq National Market so long as we filed with the SEC and Nasdaq by March 19, 2003 our Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 and by March 28, 2003 our Annual Report on Form 10-K for the fiscal year ended December 28, 2002. On March 24, 2003, the Nasdaq Panel agreed to extend the deadlines for the filing of our Quarterly Report on Form 10-Q for third quarter of fiscal 2002 until May 15, 2003, our Annual Report on Form 10-K for fiscal 2002 until May 30, 2003 and our Quarterly Report on Form 10-Q for the first quarter of fiscal 2003 until June 9, 2003. Satisfaction of the revised deadlines is a condition to the continued listing of our securities on the Nasdaq National Market.

        The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the Nasdaq National Market, and the quarterly cash dividends paid per share of common stock. Prices do not include adjustments for retail mark-ups, mark-downs or commissions. At December 28, 2002 there were 2,797 stockholders of record.

	2002		2001		Dividends Per Share
	High	Low	High	Low	2002	2001
First Quarter	$31.10	$25.22	$17.50	$11.81	$0.09	$0.09
Second Quarter	32.20	23.55	23.94	17.19	0.09	0.09
Third Quarter	33.18	12.50	35.54	19.88	0.09	0.09
Fourth Quarter	15.34	7.12	30.77	20.65	0.09	0.09

NASH FINCH COMPANY and SUBSIDIARIES
Consolidated Summary of Operations
Five years ended December 28, 2002 (not covered by Independent Auditors' Report)

(Dollar amounts in thousands except per share amounts)	2002 (52 weeks)		2001 (52 weeks)		2000 (52 weeks)		1999 (52 weeks)		1998 (52 weeks)
Sales(1)		$3,874,672		$3,982,206		$3,839,499		$3,922,701		$3,966,621
Cost of sales including warehousing and transporation expenses(1)		3,408,409		3,529,124		3,409,778		3,535,066		3,615,752
Selling, general and adminstrative, and other operating expenses		347,418		335,886		322,448		296,733		268,037
Special charges		(765)		—		—		(7,045)		68,471
Interest expense		29,490		34,303		34,444		29,931		27,651
Depreciation and amortization		39,988		46,601		45,330		41,563		45,128
Provision for income taxes		19,552		15,025		11,659		11,216		(18,837)

Net earnings (loss) from continuing operations		$30,580		$21,267		$15,840		$15,237		$(39,581)
Earnings (loss) from discontinued operations, net of income tax (benefit)		—		—		—		—		426
Earnings (loss) on disposal of discontinued operations, net of income tax		—		—		—		4,566		(16,913)
Extraordinary charge from early extinguishment of debt, net of income tax		—		—		(369)		—		(5,569)
Cumulative effect of change in accounting principle, net of income tax(2)		(6,960)		—		—		—		—

Net earnings (loss)		$23,620		$21,267		$15,471		$19,803		$(61,637)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations		$2.59		$1.83		$1.38		$1.35		$(3.50)
Earnings (loss) from discontinued operations		—		—		—		0.40		(1.46)
Extraordinary charge from early extinguishment of debt		—		—		(0.03)		—		(0.49)
Cumulative effect of change in accounting principle(2)		(0.59)		—		—		—		—

Basic earnings (loss) per share		$2.00		$1.83		$1.35		$1.75		$(5.45)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations		$2.52		$1.78		$1.38		$1.34		$(3.50)
Earnings (loss) from discontinued operations		—		—		—		0.40		(1.46)
Extraordinary charge from early extinguishment of debt		—		—		(0.03)		—		(0.49)
Cumulative effect of change in accounting principle(2)		(0.57)		—		—		—		—

Diluted earnings (loss) per share		$1.95		$1.78		$1.35		$1.74		$(5.45)

Cash dividends declared per common share	$	..36	$	..36	$	..36	$	..36	$	..72

Pretax earnings (loss) from continuing operations as a percent of sales		1.29%		0.91%		0.72%		0.67%		(1.47)%
Net earnings (loss) as a percent of sales		0.61%		0.53%		0.40%		0.50%		(1.55)%
Effective income tax rate		39.0%		41.4%		42.4%		42.4%		(32.2)%
Current assets		$468,281		$479,364		$433,539		$465,563		$467,108
Current liabilities		$309,256		$383,624		$324,786		$327,327		$331,473
Net working capital		$159,025		$95,740		$108,753		$138,236		$135,635
Ratio of current assets to current liabilities		1.51		1.25		1.33		1.42		1.41
Total assets		$947,922		$970,245		$880,828		$862,443		$833,095
Capital expenditures		$52,605		$43,924		$54,066		$52,282		$52,730
Long-term obligations (long-term debt and capitalized lease obligations)		$405,376		$368,807		$353,664		$347,809		$327,947
Stockholders' equity		$221,479		$203,408		$184,540		$172,674		$156,473
Stockholders' equity per share(3)		$18.61		$17.43		$16.12		$15.22		$13.80
Return on stockholders' equity(4)		13.81%		10.46%		8.58%		8.82%		(25.30)%
Number of common stockholders of record at year-end		2,797		2,710		2,786		2,348		2,214
Common stock high price(5)		$33.18		$35.54		$13.56		$14.50		$20.00
Common stock low price(5)		$7.12		$11.81		$6.00		$5.88		$13.13

(1)
See Item 8, Note 1 of this report under the caption "Revenue Recognition" regarding the reclassification of facilitated services.

(2)
See Item 8, Note 1 of this report under the caption "New Accounting Standards" regarding the adoption of EITF No. 02-16.

(3)
Based on average outstanding shares at year-end.

(4)
Return based on continuing operations.

(5)
High and low closing sales price on Nasdaq National Market.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal 2002 vs. 2001

  Sales

        Sales for fiscal 2002 were $3,874.7 million compared to $3,982.2 million for fiscal 2001, a decrease of 2.7%. The decrease is due to increased competitive pressures and a weak economy for fiscal 2002. The distribution of sales by operating segment is as follows:

Operating Segments	2002		2001
Food distribution	$1,825.8	47.1%	$1,951.4	49.0%
Retail	1,028.2	26.5%	1,035.1	26.0%
Military	1,020.7	26.4%	995.7	25.0%

	$3,874.7	100.0%	$3,982.2	100.0%

        Food distribution segment sales decreased 6.4% from fiscal 2001 to 2002 due to continued difficult economic conditions, soft sales and store closings because of increased competition in certain markets and the elimination of marginal accounts the Company chose to no longer service.

        Retail segment sales decreased 0.7% from fiscal 2001 to fiscal 2002 as declines in same store sales were largely offset by the acquisition of U Save Foods Inc. (U Save) in the second half of fiscal 2001. Same store sales, which compares retail sales for stores which were in operation for the same number of weeks in the comparative years, declined by 5.3% from fiscal 2001 to fiscal 2002 and by 11.7% for the fourth quarter of fiscal 2002 relative to the fourth quarter of fiscal 2001. These declines primarily reflected the growth of supercenter competition in our retail territories and retail consumers trading down and/or purchasing less in conventional supermarket channels. As a result of the competitive environment, we expect the trend of declining same store sales to continue in fiscal 2003. During fiscal 2002, our corporate store count changed as follows:

Fiscal Year 2002
Number of stores at beginning of year	110
New stores	5
Acquired stores	1
Closed or sold stores	(7)

Number of stores at end of year	109

        We continued to actively respond to the increasingly competitive retail environment by expanding our two specialty store formats in fiscal 2002. The first format under the AVANZA banner is designed to service the Hispanic market, which we believe is under-served by conventional grocery stores. We opened our first two prototype Hispanic supermarkets in Denver, Colorado under the AVANZA trade name. The second format under the Buy•n•Save banner is designed to service low income, value conscious consumers. We opened three Buy•n•Save locations, converted two other existing stores to the Buy•n•Save format and closed an underperforming location, bringing the total number of Buy•n•Save stores in operation to eight compared to four stores in fiscal 2001. The expansion of these two new store formats is part of our strategy to differentiate ourselves in today's competitive retail markets.

        Military segment sales increased 2.5% from fiscal 2001 to 2002. The increase is primarily attributed to higher year-over-year sales to bases overseas and U.S. military ships afloat. We expect the deployment of military forces in and about the Middle East to temporarily benefit sales in our military segment.

  Gross Profit

        Gross profit for fiscal 2002 was 12.0% of sales compared to 11.4% for fiscal 2001. Gross profit was positively impacted by distribution efficiencies gained in our food distribution segment as well as more efficient use of promotional spending in our retail segment. In addition, gross profit was increased by a LIFO credit of $2.2 million in fiscal 2002 compared to a LIFO charge of $2.7 million, in fiscal 2001. The LIFO credit in fiscal 2002 is due to food price deflation and decreased inventory levels as a result of lower sales.

        In the fourth quarter of fiscal 2002 we elected to early adopt the provisions of EITF No. 02-16 "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor," (See "New Accounting Standards" below for discussion) retroactive to the beginning of fiscal 2002. The impact of the adoption on gross profit in fiscal 2002, excluding the cumulative effect adjustment, was an increase of $1.4 million. In addition, the adoption resulted in a reclassification of $9.1 million of net cooperative advertising income from selling, general and administrative expenses to cost of sales.

  Selling, General and Administrative

        Selling, general and administrative expenses for fiscal 2002 were $347.4 million, or 9.0% of sales, compared to $335.9 million, or 8.4% of sales, for fiscal 2001, an increase of $11.5 million or 3.4%. Selling, general and administrative expense included a $6.6 million charge in fiscal 2002 for retail impairments compared to a $1.9 million charge recorded in fiscal 2001. The impairment charge for fiscal 2002 related to fifteen stores whose carrying values were impaired due to increased competition within the stores, respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, causing these assets to be written down in accordance with SFAS No. 144. Selling, general and administrative expenses also included a $1.5 million charge for fiscal 2002 for closed store lease costs compared to a $1.1 million charge recorded in fiscal 2001. The closed store lease costs were recorded for non-cancelable lease costs related to closed corporate-owned and independent customer stores where we were obligated to assume the lease liability. Selling, general and administrative expenses were also impacted by an increase in bad debt expense from $4.8 million in fiscal 2001 to $9.0 million in fiscal 2002. The increase in bad debt expense is primarily due to a former customer that has filed for bankruptcy. The foregoing charges were partially offset by $3.8 million and $2.6 million in gains on the sale of real estate for fiscal 2002 and 2001, respectively. In addition, selling, general and administrative expenses were impacted by employee benefit costs which increased by $5.5 million in fiscal 2002 relative to fiscal 2001 as a result of rising health care costs, offset by overhead cost reductions attained through process improvements and cost savings initiatives. Finally, selling, general and administrative expenses were increased as a result of the reclassification of net cooperative advertising income of $9.1 million to cost of sales in accordance with EITF No. 02-16. (See Item 7 of this report under the caption "New Accounting Standards")

  Special Charges

        We recorded special charges totaling $31.3 million in fiscal 1997 and $71.4 million (offset by $2.9 million of fiscal 1997 charge adjustments) in fiscal 1998. These charges impacted our food distribution and retail segments as well as our produce growing and marketing business which was sold in fiscal 1999, and were also designed to redirect our technologies efforts. All actions contemplated by the charges are complete. At December 28, 2002, the remaining accrued liability is $2.6 million and consists primarily of lease commitments and pension and post-employment related obligations.

        During fiscal 2002, we reversed $0.63 million and $0.13 million of our fiscal 1998 and fiscal 1997 special charges, respectively, due to an agreement reached to buyout the remaining lease for less than what we had originally estimated. In addition, during fiscal 2002 we recorded $0.9 million of pension benefits related to the distribution segment and $2.5 million in continuing lease and exit costs related to closed retail stores through our 1997 and 1998 special charge reserves.

  Depreciation and Amortization Expense

        Depreciation and amortization expense for fiscal 2002 was $40.0 million compared to $46.6 million for fiscal 2001, a decrease of $6.6 million or 14.2%. The decrease primarily reflects the elimination of goodwill amortization of $5.9 million resulting from the adoption of SFAS No. 142, at the beginning of fiscal 2002, which requires that goodwill no longer be amortized, but instead be tested at least annually for impairment.

  Interest Expense

        Interest expense for fiscal 2002 was $29.5 million compared to $34.3 million for fiscal 2001, a decrease of $4.8 million or 14.0%. The decrease primarily relates to a $4.3 million reduction in interest expense paid under the revolving credit facility as a result of a lower average borrowing rate, partially offset by an increase in the average borrowing level under the credit facility. The average borrowing rate under the credit facility was 4.5% in fiscal 2002 and 8.5% in fiscal 2001. The average borrowing level under the credit facility was $156.6 million in fiscal 2002 and $133.7 million in fiscal 2001.

  Income Tax Expense

        The effective tax rate for fiscal 2002 was 39.0% compared to 41.4% in fiscal 2001. The reduction in the effective rate is primarily attributed to changes in accounting rules relating to the elimination of goodwill amortization for financial reporting as well as a higher proportion of taxable income being generated in lower tax jurisdictions. Refer to the tax rate table in Part II, Item 8 of this report under Note (9)—"Income Taxes" of Notes to the Consolidated Financial Statements for the comparative components of these rates.

  Cumulative Effect of Change in Accounting Principle

        We adopted the provisions of EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Considerations Received From a Vendor" as of the beginning of fiscal 2002. The cumulative effect at the beginning of fiscal 2002 was a charge of $7.0 million, net of income taxes of $4.4 million. The cumulative effect of a change in accounting principle has been presented in our consolidated statement of income as of December 28, 2002 (See "Critical Accounting Polices" under the caption "Vendor Allowances and Credits" and "New Accounting Standards" in Part II, Item 7 of this report).

  Net Earnings

        Net earnings for fiscal 2002 were $23.6 million, or $1.95 per diluted share compared to $21.3 million, or $1.78 per diluted share, for fiscal 2001. Excluding the cumulative effect of change in accounting principle for fiscal 2002 due to the adoption of EITF No. 02-16 and excluding the goodwill amortization in fiscal 2001, which was no longer required in fiscal 2002 upon the adoption of SFAS No. 142, net earnings are as follows:

	December 28, 2002	December 29, 2001
Reported net income:	$23,620	21,267
Add back: Goodwill amortization net of income taxes	—	4,690
Cumulative effect of change in accounting principle, net of income taxes	6,960	—

Adjusted net income	$30,580	25,957

Diluted earnings per share:
Reported earnings per share	$1.95	1.78
Goodwill amortization Net of income taxes	—	0.39
Cumulative effect of change in accounting principle, net of income taxes	0.57	—

Adjusted earnings per share	$2.52	2.17

Fiscal 2001 vs. 2000

  Sales

        Sales for fiscal 2001 were $3,982.2 million compared to $3,839.5 million for fiscal 2000, an increase of 3.7%. The increase is attributed to new food distribution and military business we were able to capture in fiscal 2001. The distribution of total revenues by operating segment is as follows:

Operating Segments	2001		2000
Food distribution	$1,951.4	49.0%	$1,841.6	48.0%
Retail	1,035.1	26.0%	1,029.0	26.8%
Military	995.7	25.0%	968.9	25.2%

	$3,982.2	100.0%	$3,839.5	100.0%

        Food distribution segment revenues for fiscal 2001 were $1,951.4 million compared to $1,841.6 million for fiscal 2000, an increase of 6.0%. The increase is primarily attributed to new food distribution customers as we continued to improve service to new and existing customers. In addition, food distribution revenues were improved by the transfer of revenues from the retail segment as a result of the sale of 18 corporate-owned retail stores, in North and South Carolina, to existing food distribution customers during fiscal 2001.

        Retail segment revenues were $1,035.1 million for fiscal 2001 compared to $1,029.0 million for fiscal 2000, an increase of 0.6%. The improvement is largely due to the acquisition of 14 stores from U Save on August 13, 2001, offset by the sale of the corporate-owned stores in the Southeast. U Save, a privately held company, operates stores primarily in Nebraska. All of the stores acquired have been converted to ourprimarybanners. The sale of the Southeast stores allows us to focus our retail strategy on store operations in the upper Midwest.

        Same store sales, which compares retail sales for stores which were in operation for the same number of weeks in the comparative years, declined by 1%, a direct result of reductions in promotional activity compared to fiscal 2000 and competitive pressures in certain markets. During fiscal 2001, our corporate store count changed as follows:

Fiscal Year 2001
Number of stores at beginning of fiscal 2001	118
New stores	2
Acquired stores	15
Closed or sold stores	(25)

Number of stores at end of fiscal 2001	110

        Military segment revenues were $995.7 million for fiscal 2001 compared to $968.9 million for fiscal 2000, an increase of 2.8%. The improvement reflects an addition of new business in Europe and North Carolina, awarded to us in fiscal 2000 by a major manufacturer. The deployment of military forces in response to the September 11 terrorist attacks had a short-term negative impact, though not significant (0.9%), on military sales. The negative impact was a result of tighter security which prevented merchandise from reaching certain military bases as well as off-base personnel having limited access to shop on the base.

  Gross Profit

        Gross profit was 11.4% of sales for fiscal 2001, compared to 11.2% for fiscal 2000. The improvement is attributed to increased productivity, more efficient utilization of distribution facilities, improved sales mix of private label and value-added products in retail stores and increased procurement efficiencies. These increases were partially offset by a LIFO charge of $2.7 million, or .07% of sales, in fiscal 2001 compared to a LIFO credit of $1.1 million, or .03% of sales, which increased gross margins for fiscal 2000. The charge in fiscal 2001 is due to food price inflation and increased inventory levels to accommodate new business.

  Selling, General and Administrative Expense

        Selling, general and administrative expenses for fiscal 2001 were $335.9 million compared to $322.4 million for fiscal 2000, both representing 8.4% of sales, and an increase of $13.5 million, or 4.2%. Selling, general and administrative expenses in fiscal 2001 included retail store impairments of $1.9 million. The write-down of long-lived assets resulted from our intention to close two stores, as well as the write down of the carrying value of three additional stores due to increased competition within the respective market areas which resulted in declining market share, deterioration of operating performance and inadequate projected cash flows for these stores. There were no impairment charges recorded in fiscal 2000. Bad debt expense of $4.8 million was recorded in fiscal 2001 relative to $7.4 million in 2000. The decrease is primarily due to a variety of accounts experiencing financial difficulty in fiscal 2000. In addition, selling, general and administrative expense for 2001 and 2000 included gains from the sale of real estate in the amounts of $2.6 million and $3.0 million, respectively. Substantially all of the gain in fiscal 2001 relates to the sale of real estate associated with a distribution center closed as part of the 1998 revitalization plan. The fiscal 2000 real estate gains included $1.1 million from the sale of real estate associated with a distribution center closed as part of the 1997 revitalization plan, while the remainder primarily relates to the sale of retail stores. Lease related costs associated with stores closed in fiscal 2001 and fiscal 2000 were $1.1 million and $2.7 million, respectively.

  Special Charges

        All actions contemplated by the previously discussed special charges we recorded in fiscal 1997 and fiscal 1998 were complete at December 29, 2001. At December 29, 2001, the remaining accrued liability was $6.8 million and consisted primarily of lease commitments and pension and post-employment related obligations.

        During fiscal 2001, we recorded $0.7 million of pension benefits related to the distribution segment and $0.8 million in continuing lease and exit costs related to closed retail stores through our 1998 special charges reserve. In addition, we recorded $0.13 million and $0.19 million related to warehouse and retail closing through our 1997 special charge reserve.

  Depreciation and Amortization Expense

        Depreciation and amortization expense was $46.6 million for fiscal 2001 compared to $45.3 million for fiscal 2000, an increase of $1.3 million or 2.9%. The increase primarily reflects the addition of several new stores in fiscal 2000 and 2001 including the acquisition of U Save, offset by the sale of the Southeast stores.

  Interest Expense

        Interest expense for the year was relatively flat at $34.3 million for fiscal 2001 compared to $34.4 million for fiscal 2000. Higher interest costs under the revolving credit facility resulted from the Company fixing a rate under a swap agreement which expired on December 6, 2001. The average borrowing rate under the revolving credit facility, including the impact of the interest swap was 8.5% for fiscal 2001 compared to 8.0% for fiscal 2000. The rate difference was offset by an average revolving debt level that was $23.4 million lower relative to fiscal 2000.

  Income Taxes

        The effective income tax rate for fiscal 2001 was 41.4% compared to 42.4% for fiscal 2000. The rate reduction is attributed to a decrease in the ratio of nondeductible goodwill to pretax income. Refer to the tax rate tables in Part II, Item 8 of this report under Note (9)—"Income Taxes" of Notes to Consolidated Financial Statements for the comparative components of these rates.

  Net Earnings

        Net earnings for fiscal 2001 were $21.3 million, or $1.78 per diluted share, compared to $15.5 million, or $1.35 per diluted share, for fiscal 2000.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in applying certain critical accounting policies. Critical accounting policies are those that require the most subjective and complex judgments. We consider the following to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:

Vendor Allowances and Credits

        We participate with our vendors in a broad menu of promotions to increase sales of products. These promotions fall into two main categories: off-invoice allowances and performance-based allowances. These promotional arrangements are often subject to negotiation with our vendors.

        In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by us during a specified period of time. We use off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions. The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or we are allowed to deduct the allowance as an offset against the vendor's invoice when it is paid.

        In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking quantities of product sold (as is the case with count-recount promotions discussed below), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a "bill-back" in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied.

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

        EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," addresses how a reseller of a vendor's products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. We elected to early adopt the provisions of EITF No. 02-16 at the beginning of fiscal 2002, and recognized a charge of $7.0 million, net of income taxes of $4.4 million, that represents the cumulative effect of the deferral of consideration received from vendors as of the beginning of fiscal 2002. Excluding the cumulative impact, the adoption of EITF No. 02-16 on the year ended December 28, 2002 was an increase to net earnings of $0.8 million, net of income taxes of $0.6 million.

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

Customer Exposure and Credit Risk

  Allowance for Doubtful Accounts—Methodology

        We evaluate the collectability of our accounts and notes receivable based on a combination of factors. In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer's ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In determining the adequacy of the reserves, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectibility based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero. Refer to Part II, Item 8 of this report under Note (7)—"Accounts and Notes Receivable" of Notes to Consolidated Financial Statements for a discussion of these allowances.

  Lease Commitments

        We have historically leased store sites for sublease to qualified independent retailers, at rates that are at least as high as the rent paid by us. Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy. We also lease store sites for our retail segment. Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management. Our reserves for such properties can be materially affected by factors such as the extent of interested sublessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, and general economic conditions and the demand for commercial property. More often than not, we have been able to re-sublease such locations to other qualified retailers with minimal interruption of sublease recoveries and cost to us. Should the number of defaults by sublessees or corporate store closures materially increase, the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows. Refer to Part II, Item 8 of this report under Note (14)—"Leases" of Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

  Guarantees of Debt and Lease Obligations of Others

        We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($26.5 million as of December 28, 2002), which would be due in accordance with the underlying agreements. In circumstances when we become aware of factors that indicate deterioration in a customer's ability to meet its financial obligations guaranteed by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer's behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts. Triggering these guarantees would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives.

Impairment of Long-lived Assets

        Impairment losses are recognized when expected net future cash flows are less than the assets' carrying value. We consider historical performance and estimated future results in our evaluation of potential impairment. Future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss. No assurance can be given that these assessments and implementation of any resulting initiatives will result in profit margins sufficient to recover the carrying value of long lived assets.

Reserves for Self Insurance

        We are primarily self-insured for workers' compensation, general and automobile liability and health insurance costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker's compensation and general and automobile liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Any projection of losses concerning workers' compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a considerable impact on future claim costs and currently recorded liabilities.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have financed capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing.

        Operating cash flows were $57.0 million during fiscal 2002 compared to $90.2 million in fiscal 2001 and $82.2 million in fiscal 2000. The decrease in operating cash flows in fiscal 2002 was primarily due to changes in operating assets and liabilities. Accounts payable decreased by approximately $48.7 million which was partially offset by a decrease in inventory balances of approximately $24.4 million. Both of the changes are the result of management's efforts to reduce inventory levels in conjunction with lower sales volume from the continued difficult economy. The changes in operating cash flows in fiscal 2001 were also due to changes in operating assets and liabilities. Accounts receivable increased by $36.3 million primarily due to the discontinuance of a receivables securitization program in December 2001, offset by increases in accounts payable of $26.2 million and accrued expenses of $17.1 million due to timing of payments and increased benefit costs, respectively.

        Cash used for investing activities for fiscal 2002 was $34.6 million compared to $92.2 million in 2001 and $81.3 million in 2000. The reduction in cash used for investing activities in 2002 primarily relates to the level of acquisitions in fiscal 2001 and fiscal 2000 relative to fiscal 2002 and the reduction in loans extended to customers during fiscal 2002. Investing activities in fiscal 2002 included $3.4 million of business acquisitions and $4.5 million in net payments received from customer loan activity. In fiscal 2001, investing activities included business acquisitions of $47.7 million, primarily attributed to U Save, and loans to customers, net of payments received, totaling $9.9 million. Investing activities for 2000 included business acquisitions of $20.0 million, which consisted of the Hinky Dinky Supermarkets, Inc. acquisition in January of 2000 as well as three other stores, and loans to customers, net of payments received, totaling $14.9 million.

        Cash used for financing activities for fiscal 2002 was $1.5 million compared to $10.9 million in cash provided by financing activities in fiscal 2001. In fiscal 2000, cash used for financing activities was

$15.8 million. Cash used in financing activities increased in fiscal 2002 compared to fiscal 2001 due to an increase in proceeds received from the revolving line of credit of $39.4 million which was offset by a decrease in outstanding checks of $30.7 million. In fiscal 2001, the proceeds from the revolving line of credit were $12.7 million and there was an increase in outstanding checks of $5.7 million. In fiscal 2000 the Company made a net payment on the revolving line of credit of $2.7 million after it had completed the refinancing of the agreement. In addition, the outstanding checks decreased by $2.9 million in fiscal 2000.

        We have certain contractual obligations that extend beyond 2002. These commitments include long-term debt and capital and operating lease obligations, primarily related to store locations for the our retail segment, as well as store locations subleased to independent food distribution customers. The following summarizes these contractual cash obligations as of December 28, 2002:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Long Term Debt(1)	$362,785	$5,193	$183,382	$2,929	$171,281
Capital Lease Obligations(2)(3)	97,191	7,906	15,602	15,217	58,466
Operating Leases(2)	200,598	30,309	53,515	38,401	78,373

Total Contractual Cash Obligations	$660,574	$43,408	$252,499	$56,547	$308,120

(1)
The $183,382 shown as scheduled for payment in years 1-3 includes repayment of the revolving credit facility based on the current outstanding balance of $179,400. Typically, the Company is able to refinance the credit facility with a new agreement either before or upon maturity of the current agreement. Refer to Part II, Item 8 in this report under Note (8) —"Long-term Debt and Credit Facilities" in Notes to Consolidated Financial Statements to the discussion of covenant compliance below for additional information regarding long term debt.

(2)
A discussion of lease commitments can be found Part II, Item 8 in this report under Note (14)—"Leases" in Notes to Consolidated Financial Statements and under the caption "Lease Commitments" under "Critical Accounting Policies," above.

(3)
Includes amounts classified as imputed interest.

        We also have made certain commercial commitments that extend beyond 2002. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of December 28, 2002:

		Commitment Expiration Per Period
Other Commercial Commitments (in thousands)	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Standby Letters of Credit(1)	$17,391	$2,122	$15,269	—	—
Guarantees(2)	26,493	68	724	$694	$25,007

Total Other Commercial Commitments	$43,884	$2,190	$15,993	$694	$25,007

(1)
Letters of credit relate primarily to supporting workers' compensation obligations and are renewable annually.

(2)
Refer to Part II, Item 8 of this report under Note (15)—"Concentration of Credit Risk" of Notes to Consolidated Financial Statements and under the caption "Guarantees of Debt and Lease Obligations of Others" under "Critical Accounting Policies," above, for additional information regarding debt and lease guarantees.

        In December 2000, we completed the refinancing of our revolving credit facility. The credit agreement has a five year term and provides a $100 million term loan and $150 million in revolving credit. Borrowings under the term loan bear interest at the Eurodollar rate plus a margin increase and a commitment commission on the unused portion of the revolver. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At December 28, 2002 the margin and commitment commission were 2.0% and 0.5%, respectively, compared to 1.75% and 0.375% at the end of 2001.

        The credit agreement contains financial covenants which, among other matters, require us to maintain predetermined ratio levels related to interest coverage, fixed charges coverage, leverage and working capital based on EBITDA. Several of these financial covenants are based on EBITDA with some adjustments ("Adjusted EBITDA"). Adjusted EBITDA is defined in our credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, and non-cash LIFO and other charges (such as closed store lease costs and retail impairments).

        As of December 28, 2002, we were in compliance with all Adjusted EBITDA-based debt covenants as defined in our credit agreement. Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. The amount of Adjusted EBITDA is provided as additional information relative to compliance with our debt covenants. The following is a summary of the calculation of Adjusted EBITDA (in thousands) for 2002, 2001 and 2000:

	2002	2001	2000
Earnings before income taxes, extraordinary charge and cumulative effect of change in accounting principle	$50,132	36,292	27,499
Interest expense	29,490	34,303	34,444
Depreciation and amortization	39,988	46,601	45,330
LIFO	(2,234)	2,661	(1,092)
Closed store lease costs	1,454	1,105	2,722
Retail impairments	6,585	1,931	—
Gains on sale of real estate	(3,826)	(2,647)	(2,954)
Special charge	(765)	—	—

Total Adjusted EBITDA	$120,824	120,246	105,949

        Borrowings under the credit facility are collateralized by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements. The credit agreement also contains covenants that limit the Company's ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase its stock, make capital expenditures and make loans or advances to others, including customers.

        On February 13, 2003 we were notified by the Trustee for our $165.0 million 8.5% Senior Subordinated Notes, due in 2008 that a default had occurred under the Indenture as a result of our failure to file our Form 10-Q for the third quarter ended October 5, 2002 with the SEC and that, unless remedied within the 30 day grace period, such failure would constitute an event of default under the Indenture. In addition, if the default was not remedied within the 30 days, an event of default would also occur under our bank credit facility.

        On February 28, 2003 we announced that holders of more than 51% of our Senior Subordinated Notes agreed to waive the default under the Indenture. The waiver requires us to file our Form 10-Q for the third fiscal quarter of 2002 by May 15, 2003. Such holders also agreed to extend the time for us to file our Form 10-K for our fiscal year ended December 28, 2002 until May 30, 2003 and our Form 10-Q for the first fiscal quarter ended March 22, 2003 until June 15, 2003. In consideration for the waiver, we paid a fee to the bondholders equal to 1.5% of the outstanding principal amount of the notes.

        On March 26, 2003, we announced that the requisite number of bank lenders under our revolving credit facility had agreed to extend until June 15, 2003 the deadline for submission to the lenders of our audited fiscal 2002 financial statements. The credit agreement had originally called for us to provide to our lenders our audited financial statements for fiscal 2002 by March 28, 2003. In consideration for the amendment to the credit facility, we paid a fee to the bank lenders equal to 0.5% of the sum of our revolving loan commitments and aggregate outstanding term loans as of the effective date of the amendment.

        For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of December 28, 2002:

	Fixed Rate			Variable
(In thousands)
	Fair Value	Amount	Rate	Fair Value	Amount	Rate
2003		$5,083	8.5%		$110	3.7%
2004		1,863	8.5%		110	3.7%
2005		1,899	8.5%		179,510	1.9%
2006		2,081	8.5%		110	1.8%
2007		678	8.5%		60	1.8%
Thereafter		171,221	8.5%		60	1.8%

	$132,976	$182,825		$179,842	$179,960

        We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel. Our objective in managing our exposure to changes in interest rates and commodity prices is to reduce fluctuations in earnings and cash flows. To achieve these objectives, we use derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

        The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in our consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders' equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

        Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At December 28, 2002, we had three outstanding interest rate swap agreements which commenced on December 6, 2001, July 26, 2002 and December 6, 2002, respectively. The agreements expire on June 6, 2003, September 25, 2004 and October 6, 2004 with notional amounts of $35 million, $50 million and $35 million, respectively. In addition, we are using a commodity swap agreement to reduce price risk associated with anticipated purchases of diesel fuel. The commodity swap agreement, with a notional amount of 3,500 barrels per month, or approximately 40% of our monthly fuel consumption, expires in August 2003.

        The three interest rate swap agreements described above total $120.0 million in notional amounts, which are used to calculate the contractual cash flows to be exchanged under the contract. Interest rate swap agreements outstanding at year end and their fair value at that date are summarized as follows (in thousands):

	2002	2001
Pay fixed / receive variable	$120,000	$105,000
Fair value	(2,315)	(214)
Average receive rate	1.4%	2.1%
Average pay rate	3.0%	2.6%

        We expect our capital expenditures for fiscal 2003 to approximate $60.0 million excluding acquisitions. Approximately $40.0 million of the 2003 capital budget has been identified for use in the Company's retail segment with the remaining balance relating to distribution maintenance, information technology and other corporate projects.

        We believe that cash flows from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. We were required to apply provisions SFAS No. 142 at the beginning of 2002, at which time goodwill was tested for impairment. We have performed the required impairment test of goodwill upon adoption and as of December 28, 2002 and determined that no impairment issues exist.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale and broadens the financial reporting presentation of discontinued operations to include more disposal transactions. On December 30, 2001, we adopted SFAS No. 144. The standard did not have a significant effect on our consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", (SFAS No. 145). SFAS No. 145 allows only gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15, 2002, while the remaining provisions became effective for us on December 29, 2002. The standard did not and is not expected to have a significant effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of FASB Statement No. 123", (SFAS No. 148). SFAS No. 148 provides two additional transition methods for entities adopting the fair value method of accounting for stock issued to employees and requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Polices in the Notes to the Consolidated Financial Statements. The adoption of the standard did not have a financial impact on the consolidated financial statements. The expanded disclosure will be required in our quarterly financial reports beginning the first quarter of 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 will have no impact on our historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. Future guarantees, if issued, will be accounted for in accordance with this pronouncement.

        Emerging Issue Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)", which codified EITF Issue Nos. 00-14, "Accounting for Certain Sales Incentives"; 00-22, "Accounting for Points and Certain Other Time-Based Sales and Incentive Offers"; and 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" became effective for us on December 30, 2001. These issues address the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. EITF No. 01-09 did not have a significant effect on our consolidated financial statements.

        EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", addresses how a reseller of a vendor's products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

        In January 2003, the EITF concluded that new arrangements, including modifications of existing arrangements entered into after December 31, 2002 should apply the treatment outlined in EITF No. 02-16. If determinable, pro forma disclosure of the impact of the consensus on prior periods presented is encouraged. In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of change in accounting principle. We elected to early adopt the provisions of EITF No. 02-16 at the beginning of fiscal 2002, and recognized a charge of $7.0 million, net of income taxes of $4.4 million, that represents the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. The impact of the adoption of EITF No. 02-16, on the year ended December 28, 2002, excluding the cumulative effect adjustment, was an increase to net earnings of $0.8 million, net of income taxes of $0.6 million.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities may have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.

The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003 the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003 (the third quarter of 2003 for us), regardless of when the variable interest was created. We are currently evaluating the impact the adoption of FIN No. 46 will have on the consolidated financial statements.

CAUTIONARY FACTORS

        Nash Finch and its representatives may, from time to time, make written or oral forward-looking statements relating to developments, results, conditions or other events that the Company expects or anticipates will occur in the future. These forward-looking statements may involve a wide variety of topics, such as the Company's future financial performance or condition, its strategies, market or economic conditions or the competitive environment. Any forward-looking statements made are based on management's then current expectations and assumptions and, as a result, are subject to various risks and uncertainties that could cause actual results or conditions to differ materially from those predicted or projected.

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

Economic Conditions

        The food distribution and retailing industry is sensitive to national and regional economic conditions, particularly those that influence consumer confidence, spending and buying habits. Economic downturns or uncertainty may not only adversely affect overall demand and exacerbate price competition, but also cause consumers to "trade down" by purchasing lower priced, and often lower margin, items and to purchase less in traditional supermarket channels. These consumer responses, coupled with the impact of general economic factors such as prevailing interest rates, food price inflation or deflation, employment trends in our markets, and labor and energy costs, can also have a significant impact on the Company's operating results and performance with respect to forecasts.

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

Expansion and Acquisition

        The growth strategy for our retail and distribution businesses includes new store openings, new affiliations and acquisitions. Expansion is subject to a number of risks, including the adequacy of our capital resources, the location of suitable store or distribution center sites and the negotiation of acceptable lease or purchase terms, the expansion into formats with which we have limited experience, and the ability to hire and train employees. Acquisitions entail certain additional risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, timely and effectively integrating the operations, systems and personnel of the acquired business, and diversion of management's time and attention from other business concerns.

Indebtedness and Liquidity

        Our current level of debt and covenants in the documents governing our outstanding debt could limit our operating and financial flexibility. Our ability to respond to market conditions and opportunities as well as capital needs could be constrained by the degree to which we are leveraged, by changes in the availability or cost of capital, and by contractual limitations on the degree to which we may, without the consent of our lenders, take actions such as engaging in mergers or acquisitions, incurring additional debt, making capital expenditures and making investments, loans or advances. If needs or opportunities were identified that would require financial resources beyond existing resources, obtaining those resources could increase the Company's borrowing costs, further reduce financial flexibility, require alterations in strategies and affect future operating results.

Other Factors

        Other factors that could cause actual results to differ materially from those predicted include changes in federal, state and local laws and regulations; changes affecting the food distribution and retail industry generally, such as a shift in consumer preferences towards eating away from home, other changes in consumer buying and spending patterns, the growth of alternative store formats, and the manner in which vendors target their promotional dollars; the ability to attract and retain qualified employees; unanticipated problems with product procurement and changes in vendor promotions or allowances; adverse determinations or developments with respect to litigation, other legal proceedings or the SEC investigation of Nash Finch; the success or failure of new business ventures or initiatives; natural disasters and acts of terrorism.

        The foregoing discussion of important factors is not exhaustive, and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of debt obligations outstanding, and derivatives employed from time to time to time to hedge long term variable interest rate debt. In addition, we are using a commodity swap agreement to reduce price risk associated with anticipated purchases of diesel fuel.

        We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. (Refer to Part II, Item 8 of this report under Note 7—"Accounts and Notes Receivable" in Notes to Consolidated Financial Statements for more information). See disclosures set forth under Item 7 under the caption "Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nash Finch Company
Report of Management

        The consolidated financial statements are the responsibility of management and have been prepared in conformity with generally accepted accounting principles and include, where required, amounts based on management's best estimates and judgments. Financial information appearing throughout this Annual Report is consistent with that in the consolidated financial statements. In order to meet its responsibility, management maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that all transactions are properly authorized and reflected in the financial records. The concept of reasonable assurance recognizes that the relative cost of a control procedure should not exceed the expected benefits. Management believes the selection and development of qualified personnel, the establishment and communication of accounting and administrative policies and procedures (including a code of conduct), and a program of internal audit are important elements of these control systems. The report of Ernst & Young LLP, the Company's independent accountants, covering their audit of the financial statements, is included in this Annual Report. Their independent audit of the Company's financial statements includes a review of the system of internal accounting controls to the extent they consider necessary to evaluate the system as required by auditing standards generally accepted in the United States. The Audit Committee of the Board of Directors, composed entirely of directors who are not employees of the Company and who are, in the opinion of the Board of Directors, free of any relationships that would interfere with the exercise of judgment independent of management, meets regularly with financial management, the independent auditors, and the director of internal audit to review accounting control, auditing and financial reporting matters. The internal and independent auditors have unrestricted access to the Audit Committee.

/s/ RON MARSHALL Ron Marshall Chief Executive Officer

/s/ ROBERT B. DIMOND Robert B. Dimond, Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Nash Finch Company:

        We have audited the accompanying consolidated balance sheets of Nash Finch Company and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash Finch Company and subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

May 12, 2003
Minneapolis, Minnesota

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income

Fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 (In thousands, except per share amounts)	2002 (52 weeks)	2001 (52 weeks)	2000 (52 weeks)
Sales	$3,874,672	$3,982,206	$3,839,499
Cost and expenses:
Cost of sales	3,408,409	3,529,124	3,409,778
Selling, general and administrative	347,418	335,886	322,448
Special charges	(765)	—	—
Depreciation and amortization	39,988	46,601	45,330
Interest expense	29,490	34,303	34,444

Total cost and expenses	3,824,540	3,945,914	3,812,000
Earnings before income taxes, extraordinary charge and cumulative effect of change in accounting principle	50,132	36,292	27,499
Income tax expense	19,552	15,025	11,659

Earnings before extraordinary charge and cumulative effect of change in accounting principle	30,580	21,267	15,840
Extraordinary charge from early extinguishment of debt, net of income tax benefits of $271	—	—	(369)
Cumulative effect of change in accounting principle, net of income tax benefits of $4,450	(6,960)

Net earnings	$23,620	$21,267	$15,471

Basic earnings per share:
Earnings before extraordinary charge and cumulative effect of change in accounting principle	$2.59	$1.83	$1.38
Extraordinary charge from early extinguishment of debt, net of income tax benefit	—	—	(0.03)
Cumulative effect of change in accounting principle, net of income tax benefit	(0.59)

Net earnings per share	$2.00	$1.83	$1.35

Diluted earnings per share:
Earnings before extraordinary charge and cumulative effect of change in accounting principle	$2.52	$1.78	$1.38
Extraordinary charge from early extinguishment of debt, net of income tax benefit			(0.03)
Cumulative effect of change in accounting principle, net of income tax benefit	(0.57)	—

Net earnings per share	$1.95	$1.78	$1.35

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 28, 2002	December 29, 2001
Assets
Current assets:
Cash and cash equivalents	$31,419	$10,467
Accounts and notes receivable, net	165,527	168,154
Inventories	245,477	274,995
Prepaid expenses	12,335	15,000
Deferred tax assets	13,523	10,748

Total current assets	468,281	479,364
Investments in affiliates	556	621
Notes receivable, net	32,596	40,867
Property, plant and equipment:
Land	25,500	26,979
Buildings and improvements	155,865	157,159
Furniture, fixtures and equipment	323,201	319,378
Leasehold improvements	75,360	68,487
Construction in progress	7,169	4,309
Assets under capitalized leases	42,040	40,860

	629,135	617,172
Less accumulated depreciation and amortization	(360,615)	(343,873)

Net property, plant and equipment	268,520	273,299
Goodwill, net	148,028	137,337
Investment in direct financing leases	14,463	13,490
Deferred tax asset, net	467	7,549
Other assets	15,011	17,718

Total assets	$947,922	$970,245

Liabilities and Stockholders' Equity
Current liabilities:
Outstanding checks	$27,076	$57,750
Current maturities of long-term debt and capitalized lease obligations	7,497	5,364
Accounts payable	170,542	217,822
Accrued expenses	94,068	90,869
Income taxes	10,073	11,819

Total current liabilities	309,256	383,624
Long-term debt	357,592	321,761
Capitalized lease obligations	47,784	47,046
Other liabilities	11,811	14,406
Commitments and Contigencies
Stockholders' equity:
Preferred stock—no par value Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 12,012 and 11,831 shares, respectively	20,021	19,718
Additional paid-in capital	26,275	21,894
Restricted stock	(894)	—
Accumulated other comprehensive income	(7,507)	(2,518)
Retained earnings	184,645	165,317

	222,540	204,411
Less cost of 70 and 73 shares of common stock in treasury, respectively	(1,061)	(1,003)

Total stockholders' equity	221,479	203,408

Total liabilities and stockholders' equity	$947,922	$970,245

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	2002	2001	2000
Operating activities:
Net earnings	$23,620	$21,267	$15,471
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges—non cash portion	(765)	—	—
Depreciation and amortization	39,988	46,601	45,330
Amortization of deferred financing costs	1,135	1,183	1,107
Amortization of rebatable loans	1,798	254	—
Provision for bad debts	8,997	4,812	7,361
Deferred income tax expense	8,320	8,630	2,884
Gain on sale of property, plant and equipment	(3,815)	(2,608)	(3,403)
Cumulative effect of change in accounting principle	6,960	—	—
LIFO charge (credit)	(2,234)	2,661	(1,092)
Retail impairments	6,585	1,931	—
Other	1,256	1,345	(44)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(859)	(36,255)	23,710
Inventories	24,448	3,033	133
Prepaid expenses	2,675	(2,890)	(646)
Accounts payable	(48,718)	26,200	(6,457)
Accrued expenses	(8,265)	17,140	(10,673)
Income taxes payable	(1,309)	(875)	8,594
Other assets and liabilities	(2,777)	(2,253)	(102)

Net cash provided by operating activities	57,040	90,176	82,173

Investing activities:
Disposal of property, plant and equipment	14,435	8,889	19,993
Additions to property, plant and equipment	(52,605)	(43,924)	(54,066)
Business acquired, net of cash	(3,356)	(47,680)	(19,985)
Loans to customers	(5,551)	(27,813)	(27,656)
Payments from customers on loans	10,042	17,936	12,751
Repurchase of receivables	—	—	(7,970)
Other	2,473	435	(4,342)

Net cash used in investing activities	(34,562)	(92,157)	(81,275)

Financing activities:
Proceeds from long-term debt	—	—	100,000
Proceeds (payments) of revolving debt	39,400	12,700	(102,700)
Dividends paid	(4,292)	(4,204)	(4,122)
Payments of long-term debt	(3,491)	(3,378)	(1,492)
Payments of capitalized lease obligations	(2,845)	(1,620)	(1,790)
(Decrease) increase in outstanding checks	(30,674)	5,708	(2,932)
Other	376	1,708	(2,717)

Net cash (used in) provided by financing activities	(1,526)	10,914	(15,753)

Net increase (decrease) in cash	20,952	8,933	(14,855)
Cash and cash equivalents at beginning of year	10,467	1,534	16,389

Cash and cash equivalents at end of year	$31,419	$10,467	$1,534

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$3,789	$3,866	$16,049
Acquisition of minority interest	1,849	4,294

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

					Accmulated other comprehensive income (loss)
Fiscal period ended December 28, 2002 December 29, 2001 and December 30, 2000 (In thousands, except per share amounts)	Common stock							Treasury stock
			Additional paid-in capital	Retained earnings	Minimum pension liab. adjustment	Deferred gain/ (loss) on hedging activities	Restricted stock			Total stockholders' equity
	Shares	Amount						Shares	Amount
Balance at January 1, 2000	11,641	$19,402	$18,247	$136,905	$—	$—	$(57)	(231)	$(1,823)	$172,674
Net earnings	—	—	—	15,471	—	—	—	—	—	15,471
Dividend declared of $.36 per share	—	—	—	(4,122)	—	—	—	—	—	(4,122)
Common stock issued for employee stock purchase plan	70	116	309	—	—	—	—	—	—	425
Amortized compensation under restricted stock plan	—	—	—	—	—	—	4	—	—	4
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	—	43	—	—	43
Distribution of stock pursuant to performance awards	—	—	8	—	—	—	—	5	37	45

Balance at December 30, 2000	11,711	19,518	18,564	148,254	—	—	(10)	(226)	(1,786)	184,540
Net earnings	—	—	—	21,267	—	—	—	—	—	21,267
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	—	(128)	—	—	—	(128)
Additional minimum pension liability	—	—	—	—	(2,390)	—	—	—	—	(2,390)

Comprehensive income	—	—	—	—	—	—	—	—	—	18,749
Dividend declared of $.36 per share	—	—	—	(4,204)	—	—	—	—	—	(4,204)
Treasury stock issued upon exercise of options	—	—	943	—	—	—	—	102	523	1,466
Common stock issued upon exercise of options	28	46	264	—	—	—	—	—	—	310
Common stock issued for employee stock purchase plan	92	154	655	—	—	—	—	—	—	809
Amortized compensation under restricted stock plan	—	—	—	—	—	—	1	—	—	1
Stock based deferred compensation	—	—	993	—	—	—	—	—	—	993
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	—	9	—	—	9
Distribution of stock pursuant to performance awards	—	—	475	—	—	—	—	51	260	735

Balance at December 29, 2001	11,831	19,718	21,894	165,317	(2,390)	(128)	—	(73)	(1,003)	203,408
Net earnings	—	—	—	23,620	—	—	—	—	—	23,620
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	—	(1,105)	—	—	—	(1,105)
Additional minimum pension liability	—	—	—	—	(3,884)	—	—	—	—	(3,884)

Comprehensive income	—	—	—	—	—	—	—	—	—	18,631
Dividend declared of $.36 per share	—	—	—	(4,292)	—	—	—	—	—	(4,292)
Treasury stock issued upon exercise of options	—	—	73	—	—	—	—	7	37	110
Common stock issued upon exercise of options	21	35	195	—	—	—	—	—	—	230
Common stock issued for employee stock purchase plan	43	72	878	—	—	—	—	—	—	950
Issuance of restricted stock	50	84	1,373	—	—	—	(1,457)	—	—	—
Amortized compensation under restricted stock plan	—	—	—		—	—	563			563
Stock based deferred compensation	—	—	248	—	—	—	—	—	—	248
Forfeiture of restricted stock issued pursuant to performance awards	—		(61)	—	—	—		(5)	(101)	(162)
Distribution of stock pursuant to performance awards	67	112	1,675	—	—	—	—	1	6	1,793

Balance at December 28, 2002	12,012	$20,021	$26,275	$184,645	$(6,274)	$(1,233)	$(894)	(70)	$(1,061)	$221,479

NASH FINCH COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  Fiscal Year

        Nash Finch Company's fiscal year ends on the Saturday nearest to December 31. Fiscal years 2002, 2001, and 2000 each consisted of 52 weeks. The Company's interim quarters consist of 12 weeks except for the third quarter which has 16 weeks.

  Principles of Consolidation

        The accompanying financial statements include the accounts of Nash Finch Company (the "Company"), its majority-owned subsidiaries and the Company's share of net earnings of a 50% owned company. The equity method of accounting is applied to the investment as the ownership structure prevents Nash Finch from exercising a controlling influence over operating and financial policies of the business as a result of the voting interests of the members. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

        The Company reclassified its treatment of facilitated services, which include invoicing and payment services, where it acts as processing agent for its independent retailers. Prior to the reclassification, amounts invoiced to independent retailers by the Company for facilitated services were recorded as sales and the related amounts due and paid by the Company to its vendors were recorded as costs of sales. The reclassification reduced sales and cost of sales by $117.9 million, $125.2 million and $116.3 million for fiscal years 2002, 2001 and 2000, respectively, but did not have an impact on gross profit, earnings before income taxes and extraordinary charge, net earnings, cash flows or financial position for any period or their respective trends.

  Cost of sales

        Cost of sales includes the cost of inventory sold during the period, including distribution costs and shipping and handling fees.

  Vendor Allowances and Credits

        The Company reflects vendor allowances and credits, which include allowances and incentives similar to discounts, as a reduction of cost of sales when the related inventory has been sold, based on the underlying arrangement with the vendor. These allowances primarily consist of promotional allowances, quantity discounts and payments under merchandising arrangements. Amounts received under promotional or merchandising arrangements that require specific performance are recognized when the performance is satisfied and the related inventory has been sold. Discounts based on the quantity of purchases from the Company's vendors or sales to customers are recognized as the product is sold. When payment is received prior to fulfillment of the terms, the amounts are deferred and recognized according to the terms of the arrangement. (Refer to Part II, Item 8 of this report under Note 2, "Vendor Allowances and Credits").

  Inventories

        Inventories are stated at the lower of cost or market. At December 28, 2002 and December 29, 2001, approximately 81% of the Company's inventories were valued on the last-in, first-out (LIFO) method. During fiscal 2002, the Company recorded a LIFO credit of $2.2 million compared to a charge of $2.7 million in fiscal 2001 and a credit of $1.1 million in fiscal 2000. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $45.5 million and $47.7 million higher at December 28, 2002 and December 29, 2001, respectively.

  Capitalization, Depreciation and Amortization

        Property, plant and equipment are stated at cost. Assets under capitalized leases are recorded at the present value of future lease payments or fair market value, whichever is lower. Expenditures which improve or extend the life of the respective assets are capitalized while maintenance and repairs are expensed as incurred. Interest costs primarily associated with construction projects and software development in the amount of $0.3 million, $0.1 million and $0.9 million have been capitalized during 2002, 2001 and 1999, respectively.

        Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets which generally range from 10-40 years for buildings and improvements and 3-10 years for furniture, fixtures andequipment. Leasehold improvements and capitalized leases are amortized on a straight-line basis over the shorter of the term of the lease or the useful life of the asset.

  Impairment of Long-lived Assets

        An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be individual stores; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. The Company allocates the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store's total contribution to the Company. The Company considers historical performance and future estimated results in its evaluation of potential impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

  Reserves for Self Insurance

        The Company is primarily self-insured for workers' compensation, general and automobile liability and Health insurance costs. It is the Company's policy to record its self insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker's compensation and general and automobile liabilities are actuarially determined on a discounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis. Any projection of losses concerning workers' compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

  Goodwill and Intangible Assets

        Intangible assets, consisting primarily of goodwill resulting from business acquisitions, are carried at cost. Effective December 30, 2001, Nash Finch implemented SAS No. 142, "Goodwill and Other Intangible Assets." The Company re-evaluates the carrying value of intangible assets for impairment annually and/or when factors indicating impairment are present, using an undiscounted operating cash flow assumption.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company was required to apply the provisions of SFAS No. 142 at the beginning of 2002. The Company has performed the required impairment test of goodwill upon adoption and at December 28, 2002 and determined that no impairment issues exist. The Company had no intangible assets with indefinite useful lives as of December 28, 2002 or December 29, 2001. At December 28, 2002, the Company had $148.0 million of goodwill on its consolidated balance sheet of which $99.0 million related to the retail segment, $23.2 million related to the food distribution segment and $25.8 million related to the military segment. At December 29, 2001, the Company had $137.3 million of goodwill on its consolidated balance sheet of which $88.3 million related to the retail segment, $23.2 million related to the food distribution segment and $25.8 million related to the military segment.

        In conjunction with SFAS No. 142 the following table provides a reconciliation of fiscal 2002, 2001 and 2000 reported net income excluding goodwill amortization (in thousands, except per share amounts):

	December 28, 2002	December 29, 2001	December 30, 2000
Reported net income:	$23,620	$21,267	$15,471
Add back: Goodwill amortization net of income taxes	—	4,690	4,534

Adjusted net income	$23,620	$25,957	$20,005

Basic earnings per share:
Reported earnings per share	$2.00	$1.83	$1.35
Goodwill amortization net of income taxes	—	0.40	0.40

Adjusted earnings per share	$2.00	$2.23	$1.75

Diluted earnings per share:
Reported earnings per share	$1.95	$1.78	$1.35
Goodwill amortization net of income taxes	—	0.39	0.39

Adjusted earnings per share	$1.95	$2.17	$1.74

        Changes in the net carrying amount of goodwill were as follows (in thousands):

Goodwill as of December 30, 2000	$113,584
Fiscal 2001 amortization expense	(5,915)
Retail acquisitions	29,668

Goodwill as of December 29, 2001	$137,337
Retail acquisitions	10,691

Goodwill as of December 28, 2002	$148,028

        Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	December 28, 2002			December 29, 2001
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Gross Carrying Value	Accum. Amort.	Net Carrying Amount
Service contracts	$10,358	$5,303	$5,055	$10,358	$4,147	$6,211
Tradenames	3,300	792	2,508	3,300	660	2,640
Franchise agreements	2,703	644	2,059	2,703	533	2,170
Non-compete agreements	2,014	1,124	890	1,814	824	990
Leasehold interests	1,726	1,699	27	1,726	1,628	98
Consulting agreements and Other	823	761	62	823	703	120

Total	$20,924	$10,323	$10,601	$20,724	$8,495	$12,229

        Aggregate amortization expense recognized for fiscal 2002, 2001 and 2000 was $1.8 million, $2.1 million and $2.6 million, respectively. The aggregate amortization expense for each of the five succeeding fiscal years is expected to be approximate $1.2 million. Intangible assets with a definite life are amortized on a straight-line basis over estimated useful lives ranging from 4-25 years.

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

  Financial Instruments

        The Company accounts for derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities as amended. SFAS No. 133 requires derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.

        The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel. The Company's objective in managing its exposure to changes in interest rates and commodity prices is to reduce fluctuations in earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions. The Company does not enter into derivative agreements for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument.

  Stock Option Plans

        As permitted by the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. As a result, the Company does not recognizecompensation costs if the option price equals or exceeds market price at date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation ($ in thousands, except per share amounts):

	2002	2001	2000
Reported net income	$23,620	$21,267	$15,471
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of tax	1,157	657	325

Adjusted net income	$22,463	$20,610	$15,146

Reported basic earnings per share	$2.00	$1.83	$1.35

Adjusted basic earnings per share	$1.90	$1.77	$1.32

Reported diluted earnings per share	$1.95	$1.78	$1.35

Adjusted diluted earnings per share	$1.85	$1.72	$1.32

  Comprehensive Income

        The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings, but rather are recorded directly in the Consolidated Statements of Stockholders' Equity.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  New Accounting Standards

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", (SFAS No. 144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale and broadens the financial reporting presentation of discontinued operations to include more disposal transactions. On December 30, 2001, the Company adopted SFAS No. 144. The standard did not have a significant effect on the consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", (SFAS No. 145). SFAS No. 145 allows only gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements. SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Certain provisions of SFAS No. 145 are effective for transactions occurring after May 15,

2002, while the remaining provisions became effective for the Company on December 29, 2002. The standard did not and is not expected to have a significant impact on the consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of FASB Statement No. 123", (SFAS No. 148). SFAS No. 148 provides two additional transition methods for entities adopting the fair value method of accounting for stock issued to employees and requires expanded disclosure regarding stock-based compensation in the Summary of Significant Accounting Polices in the Notes to the Consolidated Financial Statements. The adoption of the standard did not have a financial impact on the consolidated financial statements. The expanded disclosure will be required in the Company's quarterly financial reports beginning the first quarter of 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 will have no impact on the Company's historical financial statements as existing guarantees are not subject to the measurement provisions of FIN 45. Future guarantees, if issued, will be accounted for in accordance with this pronouncement.

        Emerging Issue Task Force (EITF) Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of a Vendor's Products)", which codified EITF Issue Nos. 00-14, "Accounting for Certain Sales Incentives"; 00-22, "Accounting for Points and Certain Other Time-Based Sales and Incentive Offers"; and 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" became effective for the Company on December 30, 2001. These issues address the accounting for consideration given by a vendor to a customer or a reseller of the vendor's products. EITF No. 01-09 did not have a significant effect on the consolidated financial statements.

        EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor", addresses how a reseller of a vendor's products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

        In January 2003, the EITF concluded that new arrangements, including modifications of existing arrangements entered into after December 31, 2002 should apply the treatment outlined in EITF No. 02-16. If determinable, pro forma disclosure of the impact of the consensus on prior periods presented is encouraged. In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of change in accounting principle. The Company elected in the fourth quarter of fiscal 2002 to early adopt the provisions of EITF No. 02-16 at the beginning of fiscal 2002, and recognized a charge of $7.0 million, net of income taxes of $4.4 million, that represents the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002. The impact of the adoption of EITF No. 02-16 on the year ended December 28, 2002, excluding the cumulative effect adjustment, was an increase to net earnings of $0.8 million, net of income taxes of $0.6 million.

        The approximate effect of the change in accounting principle impacts previously disclosed financial information for each quarter of 2002 as follows (in thousands):

	Net earnings	Net earnings per diluted share
First quarter	$927	$0.08
Second quarter	1,430	0.12
Third quarter	(809)	(0.07)
Fourth quarter	(709)	(0.06)

Total	$839	$0.07

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003 the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003, regardless of when the variable interest was created. The Company is currently evaluating the impact the adoption of FIN No. 46 will have on the consolidated financial statements.

(2) Vendor Allowances and Credits

        The Company participates with its vendors in a broad menu of promotions to increase sales of products. These promotions fall into two main categories: off-invoice allowances and performance- based allowances. These promotional arrangements are often subject to negotiation with the Company's vendors.

        In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by the Company during a specified period of time. The Company uses off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions. The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or we are allowed to deduct the allowance as an offset against the vendor's invoice when it is paid.

        In the case of performance-based allowances, the allowance or rebate is based on the Company's completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking quantities of product sold (as is the case with count-recount promotions discussed below), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a "bill-back" in which case the Company is invoiced at the regular price with the understanding that the Company may bill back the vendor for the requisite allowance when the performance is satisfied.

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

        The Company jointly negotiates with its vendors the promotional calendar that governs all promotions. Forecasting promotional expenditures is a critical part of the Company's twice yearly planning sessions with its vendors. Most vendors work with the Company to project not just overall spending, but also spending on a category and regional basis. As individual promotions are completed and the associated billing is processed, the vendors track the Company's promotional program execution and spend rate. The vendors discuss the tracking, performance and spend rate with the Company on a regular basis throughout the year. Depending upon the vendor arrangements, such discussions can occur on a weekly, monthly, quarterly or annual basis. These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and the Company. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and the Company.

(3) Count-Recount Charges

        As discussed above, the Company participates with its vendors in a broad menu of promotions to increase sales of products. Certain promotions require the Company to track specific shipments of goods to retailers, or to customers in the case of the Company's own retail stores, during a specified period. At the end of the promotional period, the Company invoices its vendors for the total promotional allowance based on the quantity of goods sold. This type of promotion, which is often referred to as "count-recount," requires wholesalers and retailers such as the Company to incur significant administrative and other costs to manage such programs.

        As a result of the increased costs associated with count-recount program administration and implementation, the Company historically, but not uniformly, assessed an administrative fee to recoup its reasonable costs of performing the tasks associated with administering these promotions. In some instances this fee was separately identified on the invoice to the vendor and in other instances the Company raised the invoice amounts by adding additional cases to the quantity of goods sold reflected on the invoices to vendors. Although the Company attempted to standardize the latter practice at a range of between 15% and 20% on wholesale movement billings and approximately 12% on retail scan billings for its retail stores, the application of the practice was uneven across time and divisions. The aggregate fees charged to vendors, represented as a percent of total count-recount promotional dollars, were approximately 17% in fiscal 2000 and 23% in fiscal 2001 and 2002. The Company's costs associated with administering this program are estimated at approximately 20% of the total count-recount promotional dollars.

        The count-recount practice described above was established against a backdrop of what the Company believes was a common industry practice, of which vendors generally were aware. The Company believes that its efforts to recapture count-recount costs by adding additional cases to the invoices in lieu of a separately delineated administrative fee were appropriate. The arrangements between the Company and its vendors did not separately address or provide for the addition of such charges in lieu of a separately invoiced administrative fee. The Company's conclusion that its accounting for such charges has been correct, that the charges were appropriately recognized as a reduction of cost of sales in the period the product was sold and in which the count-recount promotions were actually performed by the Company, is based on its overall relationship and method of doing business with our vendors.

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

  Communications with Vendors

        In November 2002, the Company met with its vendors, and brokers representing vendors, collectively comprising approximately 88% of its purchases that were subject to count-recount charges in lieu of an administrative fee. In those meetings, the Company advised the vendors and brokers that (i) the Company had a historical practice of charging an administrative fee either separately or, in most instances, by adding amounts to actual quantities sold in the range of 15% to 20% in lieu of an administrative fee, (ii) such fee had not always been separately disclosed on invoices to vendors, (iii) the Company had attempted to standardize the practice in late 1999 at a range of 15% to 20%, (iv) the Company had not been successful in standardizing such practice in that in some situations the application of the practice had been uneven across time and divisions resulting in a move away from a fixed percentage and sometimes resulting in an uneven percentage being applied, and (v) in the future the Company would charge a flat fee set at a fixed percentage of sales, which would be separately itemized on invoices. In those meetings, substantially all the vendors acknowledged the fees previously charged and none indicated that they would seek any refund based upon the past practice. Subsequently, on November 26, 2002, the Company notified all of its vendors and brokers (including but not limited to those with whom the Company had met in person) in writing of its prior and current practices related to count-recount. As of the date of these financial statements, none of its vendors or their brokers is requesting a return of any of the historical count-recount Charges assessed, and none has indicated they will make a reduction in future promotional funding.

  SEC Investigation

        On October 9, 2002, the Company received a letter from the staff of the Division of Enforcement of the SEC indicating that they were conducting an informal inquiry into the Company's process for assessing count-recount charges to the Company's vendors and how it accounts for those charges. In response, the Company commenced an internal review of its practices in conjunction with the Audit Committee, special outside counsel and its prior and then-current auditors. The Company filed a written response to the inquiry on November 22, 2002.

        On February 3, 2003, the Company provided the Office of the Chief Accountant of the SEC a written communication detailing the basis for the manner in which it assesses and accounts for count-recount charges, advising that the Company believes these charges were properly accounted for in accordance with generally accepted accounting principles, seeking the SEC staff's concurrence with this conclusion, and requesting a meeting with the staff of the Office of Chief Accountant at which these matters could be discussed. On February 4, 2003, the Company was notified by the staff of the SEC's Division of Enforcement that the SEC had approved a formal order of investigation of the Company

        Representatives of the Company met with members of the staff of the SEC's Office of the Chief Accountant and Division of Corporation Finance on February 19, 2003. In a letter dated March 7,

2003, the staffs of the SEC's Office of the Chief Accountant and Division of Corporation Finance indicated that, based on the Company's oral and written representations, they would not object at that time to the Company's accounting for the count-recount charges. The investigation by the SEC's Division of Enforcement is ongoing and the response by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any action by the Division of Enforcement.

(4) Business Acquisitions

        On March 5, 2002, the Company acquired two stores in Chilton and Kiel, Wisconsin through a cash purchase of 100% of the net assets. The acquisition of these stores resulted in goodwill of $1.9 million. Results of operations are included in the consolidated statements from the date of acquisition. The pro forma effects of the acquisition are immaterial for disclosure.

        On August 13, 2001, the Company acquired U Save Foods, Inc. ("U Save"), through a cash purchase of 100% of U Save's outstanding capital stock. U Save was a privately held retail grocery store chain operating 14 stores, primarily in Nebraska, with annual sales of approximately $145 million. The acquisition resulted in goodwill of $35.6 million which is not required to be amortized in accordance with SFAS No. 142. Results of operations are included in the consolidated statements from the date of acquisition. The pro forma effects of the acquisition are immaterial for disclosure.

        On January 30, 2000 the Company acquired Hinky Dinky Supermarkets, Inc. ("Hinky Dinky") through a cash purchase of all of Hinky Dinky's outstanding capital stock. Hinky Dinky was a majority owner of twelve supermarkets located in Nebraska with annualized sales of approximately $90 million. Assets and liabilities assumed have been recorded at their fair values at the date of acquisition resulting in goodwill of $14.2 million, which is not required to be amortized in accordance with SFAS No. 142. Results of operations are included in the consolidated statements from the date of acquisition. The pro forma effects of the acquisition are immaterial for disclosure.

(5) Special Charges

        The Company recorded special charges totaling $31.3 million in 1997 and $71.4 million (offset by $2.9 million of 1997 charge adjustments) in 1998. These charges impacted the Company's food distribution and retail segments and the produce growing and marketing business which was sold in 1999, and were designed to redirect the Company's technologies efforts. All actions contemplated by the charges are complete. At December 28, 2002, the remaining accrued liability is $2.6 million and consists primarily of lease commitments and pension and post-employment related obligations.

        During the third quarter of fiscal 2002, the Company reversed $0.63 million and $0.13 million of its 1998 and 1997 special charges, respectively, due to an agreement reached to buyout the remaining lease for less than what we had originally estimated. In addition, during fiscal 2002, the Company recorded $0.9 million of pension benefits related to the distribution segment and $2.5 million in continuing lease and exit costs related to closed retail stores through its 1997 and 1998 special charge reserves.

(6) Impairment Charges

        Impairment charges of $6.6 million and $1.9 million were recorded for retail impairments in fiscal 2002 and 2001, respectively. These charges were recorded with respect to fifteen stores in fiscal 2002 and five stores in fiscal 2001 due to increased competition within the stores respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with SFAS No. 144.

(7) Accounts and Notes Receivable

        Accounts and notes receivable at the end of fiscal years 2002 and 2001 are comprised of the following components (in thousands):

	2002	2001
Customer notes receivable, current	$14,571	$11,976
Customer accounts receivable	140,960	147,869
Other receivables	36,729	31,296
Allowance for doubtful accounts	(26,733)	(22,987)

Net current accounts and Notes receivable	165,527	168,154

Long-term customer notes receivable	29,261	45,299
Other noncurrent receivables	3,626	4,070
Allowance for doubtful accounts	(291)	(8,502)

Net long-term notes receivable	$32,596	$40,867

        Operating results include bad debt expense totaling $9.0 million, $4.8 million and $7.4 million during fiscal years 2002, 2001 and 2000, respectively. The increase in bad debt expense from fiscal 2001 to fiscal 2002 is primarily due to a former customer that has filed for bankruptcy. The decrease in bad debt expense from fiscal 2000 to fiscal 2001 is primarily due to a variety of accounts experiencing financial difficulty in fiscal 2000.

        Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value.

(8) Long-term Debt and Credit Facilities

        Long-term debt at the end of the fiscal years 2002 and 2001 is summarized as follows (in thousands):

	2002	2001
Revolving credit	$79,400	$40,000
Term loan	100,000	100,000
Senior subordinated debt, 8.5% due in 2008	164,310	164,178
Industrial development bonds, 1.8% to 7.8% due in various installments through 2014	7,080	8,675
Notes payable and mortgage notes, 3% to 11.5% due in various installments through 2018	11,995	12,175

	362,785	325,028
Less current maturities	5,193	3,267

	$357,592	$321,761

        In December 2000, the Company completed the refinancing of a revolving credit facility. The credit agreement has a five year term and provides a $100 million term loan and $150 million in revolving credit. Borrowings under the term loan bear interest at the Eurodollar rate plus a margin increase and a commitment commission on the unused portion of the revolver. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At December 28, 2002, the margin and commitment commission were 2.0% and 0.5%, respectively compared to 1.75% and 0.375% at the end of 2001. The agreement contains financial covenants which, among other matters require the Company to maintain predetermined ratio levels related to interest coverage, fixed charges, leverage and working capital.

        The refinancing resulted in the write-off of deferred financing costs, associated with the previous facility, which have been classified as an extraordinary charge in fiscal 2000 of $0.4 million, or $0.03 per share, net of tax benefit of $0.2 million.

        At December 28, 2002, the Company had three outstanding interest rate swap agreements which commenced on December 6, 2001, July 26, 2002 and December 6, 2002, respectively to manage interest rates on a portion of its long-term debt. The agreements expire on June 6, 2003, September 25, 2004 and October 6, 2004 with notional amounts of $35 million, $50 million and $35 million, respectively. The agreements call for an exchange of interest payments with the Company making payments based on fixed rates of 2.97%, 2.75% and 3.5% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based. Interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheet and related losses of $1.2 million net of income taxes are deferred in stockholders' equity as a component of other comprehensive income.

        In addition, the Company entered into an additional interest rate swap agreement commencing on June 6, 2003 and expiring on October 6, 2004, with a notional amount of $35 million. The agreement calls for an exchange of interest payments with the Company making payments based on a fixed rate of 3.97% and receiving payments based on a floating rate, without an exchange of the notional amount upon which the payments are based.

        The Company has outstanding letters of credit in the amounts of $17.4 million and $18.7 million at December 28, 2002 and December 29, 2001, respectively, primarily supporting workers' compensation obligations.

        At December 28, 2002, land in the amount of $1.8 million and buildings and other assets with a depreciated cost of approximately $7.1 million are pledged to secure outstanding mortgage notes and obligations under issues of industrial development bonds. In addition, borrowings under the credit facility are collaterized by a security interest in substantially all remaining assets not pledged under other debt agreements, including those of wholly owned subsidiaries.

        Aggregate annual maturities of long-term debt for the five fiscal years after December 28, 2002 are as follows (in thousands):

2003	$5,193
2004	1,973
2005	181,409
2006	2,191
2007	738
Thereafter	171,281

        Interest paid was $28.4 million, $32.4 million and $37.9 million, for fiscal years 2002, 2001 and 2000, respectively.

        Based on borrowing rates currently available to the Company for long-term financing with similar terms and average maturities, the fair value of long-term debt, including current maturities, utilizing discounted cash flows is $312.8 million.

        On February 13, 2003 the Company was notified by the Trustee for its $165.0 million 8.5% Senior Subordinated Notes, due in 2008, that a default had occurred under the Indenture as a result of the Company's failure to file its Form 10-Q for the third quarter ended October 5, 2002 with the SEC and that, unless remedied within the 30 day grace period, such failure would constitute an event of default under the Indenture. In addition, if the default was not remedied within the 30 days, an event of default would also occur under the bank credit facility.

        On February 28, 2003 the Company announced that holders of more than 51% of its Senior Subordinated Notes agreed to waive the default under the Indenture. The waiver requires the Company to file our Form 10-Q for the third fiscal quarter of 2002 by May 15, 2003. Such holders also agreed to extend the time for the Company to file its Form 10-K for its fiscal year ended December 28, 2002 until May 30, 2003 and its Form 10-Q for the first fiscal quarter ended March 22, 2003 until June 15, 2003. In consideration for the waiver, the Company paid a fee to the bondholders equal to 1.5% of the outstanding principal amount of the notes.

        On March 26, 2003, the Company announced that the requisite number of bank lenders under its revolving credit facility had agreed to extend until June 15, 2003 the deadline for submission to the lenders of its audited fiscal 2002 financial statements. The credit agreement had originally called for the Company to provide to its lenders its audited financial statements for fiscal 2002 by March 28, 2003. In consideration for the amendment to the credit facility, the Company paid a fee to the bank lenders equal to 0.5% of the sum of its revolving loan commitments and aggregate outstanding term loans as of the effective date of the amendment.

(9) Derivative Instruments

        Effective December 31, 2000, the Company adopted Financial Accounting Standard Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No.133) as amended. SFAS No. 133 requires derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.

        The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel. The Company's objective in managing its exposure to changes in interest rates and commodity prices is to reduce fluctuations in earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions. The Company does not enter into derivative agreements for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument.

        The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company's consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders' equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

        Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At December 28, 2002, the Company had three outstanding interest rate swap agreements which commenced on December 6, 2001, July 26, 2002 and December 6, 2002, respectively to manage interest rates on a portion of its long-term debt. The agreements expire on June 6, 2003, September 25, 2004 and October 6, 2004 with notional amounts of $35 million, $50 million and $35 million, respectively. The agreements call for an exchange of interest payments with the Company making payments based on fixed rates of 2.97%, 2.75% and 3.5% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.

        In addition, at December 28, 2002, the Company had an outstanding commodity swap agreement, expiring in August 2003 with a notional amount of 3,500 barrels per month, or approximately 40% of the Company's monthly fuel consumption to manage the Company's commodity price risk associated with anticipated purchases of diesel fuel. Interest rate and commodity swap agreements are reflected at fair value in the Company's consolidated balance sheet and related losses of $1.2 million net of income taxes are deferred in stockholders' equity as a component of other comprehensive income. The Company expects $0.8 million of the losses deferred in other comprehensive income to reverse during fiscal 2003.

        In addition, the Company entered into an additional interest rate swap agreement commencing on June 6, 2003 and expiring on October 6, 2004, with a notional amount of $35 million. The agreement calls for an exchange of interest payments with the Company making payments based on a fixed rate of 3.97% and receiving payments based on a floating rate, without an exchange of the notional amount upon which the payments are based.

(10) Income Taxes

        Income tax expense attributable to continued operations is made up of the following components (in thousands):

	2002	2001	2000
Current:
Federal	$6,575	$10,643	$5,490
State	1,205	2,114	1,091
Tax credits	(62)	(11)	(7)
Deferred:	11,834	2,279	5,085

Total	$19,552	$15,025	$11,659

        Total income tax expense is allocated as follows:

	2002	2001	2000
Income from continuing operations	$19,552	$15,025	$11,659
Cumulative effect of change in accounting principle	(4,450)	—	—
Extraordinary item	—	—	(271)

Total income tax expense	$15,102	$15,025	$11,388

        Income tax expense differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2002	2001	2000
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.9	4.2	4.2
Non-deductible goodwill	—	2.9	3.7
Other net	0.1	(0.7)	(0.5)

Effective tax rate	39.0%	41.4%	42.4%

        Income taxes paid (refunded) were $9.2 million, $4.6 million and $(0.4) million during fiscal years 2002, 2001 and 2000, respectively.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2002 and December 29, 2001, are presented below (in thousands):

	2002	2001
Deferred tax assets:
Inventories	$346	$954
Provision for obligations to be settled in future periods	34,917	33,841
Closed locations	2,099	2,000
Other	1,179	2,215

Total deferred tax assets	38,541	39,010

Deferred tax liabilities:
Depreciation and amortization	13,723	8,527
Acquired asset adjustments for fair values	10,305	9,590
Accelerated tax deductions	523	1,437
Other	—	1,159

Total deferred tax liabilities	24,551	20,713

Net deferred tax asset	$13,990	$18,297

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

(11) Stockholder Rights Plan

        Under the Company's 1996 Stockholder Rights Plan, one right is attached to each outstanding share of common stock. Each right entitles the holder to purchase, under certain conditions, one-half share of common stock at a priceof $30.00 ($60.00 per full share). The rights are not yet exercisable and no separate rights certificates have been distributed. All rights expire on March 31, 2006.

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

        Upon the rights becoming exercisable, subject to certain adjustments or alternatives, each right would entitle theholder (other than the acquiring person or group, whose rights become void) to purchase a number of shares of the Company's common stock having a market value of twice the exercise price of the right. If the Company is involved in a merger or other business combination, or certain other events occur, each right would entitle the holder to purchase common shares of the acquiring company having a market value of twice the exercise price of the right. Within 30 days after the rights become exercisable following a flip-in event, the Board of Directors may exchange shares of Company common stock or cash or other property for exercisable rights.

(12) Stock-Based Compensation Plans

        The Company follows APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

        The Company has four stock incentive plans under which incentive stock options, non-qualified stock options and other forms of stock-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. Under the 1995 Director Stock Option Plan ("1995 Plan"), each non-employee director receives an annual grant of a non-qualified stock option covering 5,000 shares of the Company's common stock. Each option has an exercise price equal to the fair market value of a share of the Company's stock on the date of grant, becomes fully exercisable six months after the date of grant, and has a five year term. The Company also maintains the 1997 Non-Employee Director Stock Compensation Plan under which each non-employee director receives one-half of his or her annual retainer in shares of Company common stock. Each director may also defer receipt of those shares as well as some or all of the balance of his or her annual director compensation until his or her service as a director has ended, and may elect payout of the cash amounts deferred in shares of Company common stock.

        Under the 1994 Stock Incentive Plan ("1994 Plan"), employees of the Company could be awarded stock options, shares of restricted stock or performance units payable in cash, stock or both. An award under the 1994 Plan was generally an incentive stock option that had an exercise price equal to the fair market value of a share of the Company's stock on the date of grant, that became exercisable as to 20% of the shares covered by the option on the grant date and 12, 24, 36 and 48 months thereafter, and that had a term no longer than 10 years. No further awards of any kind may be made under the 1994 Plan.

        Under the 2000 Stock Incentive Plan ("2000 Plan"), employees, non-employee directors and consultants may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses. To date, only employees have received awards under the 2000 Plan, and those awards have commonly been non-qualified stock options with terms comparable to those of options granted under the 1994 Plan, except that any option is first exercisable six months after the date of the grant. Awards of restricted stock in lieu of cash have been made under the 2000 Plan to certain employees in connection with the Company's annual bonus program for executives, with such shares subject to a one-year vesting period. In addition, an award of 50,000 restricted shares was made to the Company's CEO in February 2002, with 20% of such shares vesting on each of the first five anniversaries of the grant date. Under terms of the award, he has voting power over all of the shares, and is entitled to receive ordinary cash dividends paid generally to shareholders. The award also provides for a cash payment on each vesting date in an amount equal to forty percent of the fair market value of the shares vesting at that time to partially offset the taxes due upon vesting. Compensation expense is recognized over the periods during which the restrictions lapse. Performance units have also been granted to three executives in exchange for phantom stock units those executives had accrued under a now discontinued bonus and deferred compensation plan.

        The Company also maintains the 1999 Employee Stock Purchase Plan under which Company employees may purchase shares of Company common stock at the end of each offering period at a price equal to 85% of the lesser of the fair market value of a share of the Company's common stock at the beginning or end of such offering period. An offering period under the plan is typically six months, although the Board of Directors extended the offering period that commenced July 1, 2002 until June 30, 2003. Employees purchased 43,026, 92,253 and 69,170 shares in fiscal 2002, 2001 and 2000, respectively, under this plan. At December 28, 2002 179,519 shares of additional common stock were available for purchase under the plan.

        Changes in outstanding options under the 1995 Plan, the 1994 Plan and the 2000 Plan during the three fiscal years ended December 28, 2002 are summarized as follows:

	Shares	Weighted Average Option Price Per Share
	(in thousands)
Options outstanding January 1, 2000	613	$13.15
Exercised	—	—
Forfeited	(188)	9.72
Granted	519	9.01

Options outstanding December 30, 2000	944	11.56
Exercised	(130)	13.63
Forfeited	(137)	13.96
Granted	469	21.36

Options outstanding December 29, 2001	1,146	15.04
Exercised	(29)	11.94
Forfeited	(126)	21.22
Granted	354	29.93

Options outstanding December 28, 2002	1,345	$18.45

        Stock options totaling 734,474 and 454,684 were exercisable at December 28, 2002 and December 29, 2001, respectively.

        The following tables summarize information concerning currently outstanding and exercisable stock options at December 28, 2002:

	Options Outstanding
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7.25 - 14.50	486,250	2.51	$9.15
14.50 - 21.75	247,224	3.73	16.73
21.75 - 29.00	351,050	3.59	22.84
29.00 - 36.25	260,000	4.50	31.52

	1,344,524	3.40	$18.45

	Options Exercisable
Ranges of Exercise Prices	Number Exercisable		Weighted Average Exercise Price
$7.25 - 14.50	296,950		$8.93
14.50 - 21.75	244,824		16.71
21.75 - 29.00	147,500		22.49
29.00 - 36.25	45,200		31.19

	734,474		$15.62

        The weighted average fair value of options granted during 2002, 2001 and 2000 are $8.42, $6.81 and $1.99 respectively. The fair value of each option grant is estimated as of the date of grant using the

Black-Scholes single option pricing model assuming a weighted average risk-free interest rate of 2.74%, an expected dividend yield of 4.66%, expected lives of two and one-half years and volatility of 55%. Pro forma compensation cost for the stock incentive plans would reduce our net income as described in the "Summary of Significant Accounting Policies" as required by SFAS No. 148.

(13) Earnings per Share

        The following table sets forth the computation of basic and diluted earnings per share for continuing operations (in thousands, except per share amounts):

	2002	2001	2000
Numerator:
Earnings before extraordinary charge and cumulative effect of change in accounting principle	$30,580	$21,267	$15,840

Denominator:
Denominator for basic earnings per share (weighted-average shares)	11,796	11,624	11,443
Effect of dilutive options and awards	318	335	52

Denominator for diluted earnings per share (adjusted weighted-average shares)	12,114	11,959	11,495

Basic earnings per share	$2.59	$1.83	$1.38

Diluted earnings per share	$2.52	$1.78	$1.38

(14) Leases

        A substantial portion of the store and warehouse properties of the Company are leased. The following table summarizes assets under capitalized leases (in thousands):

	2002	2001
Buildings and improvements	$42,040	$40,860
Less accumulated amortization	(15,374)	(13,334)

Net assets under capitalized leases	$26,666	$27,526

        Total future minimum sublease rents receivable related to operating and capital lease obligations as of December 28, 2002 are $71.2 million and $31.8 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At December 28, 2002, future minimum rental payments under non-cancelable leases and subleases are as follows (in thousands):

	Operating leases	Capital leases
2003	$30,309	$7,906
2004	28,382	7,867
2005	25,134	7,734
2006	20,510	7,627
2007	17,890	7,591
Thereafter	78,373	58,466

Total minimum lease payments	$200,598	$97,191

Less imputed interest (rates ranging from 7% to 24.6%)		47,103

Present value of net minimum lease payments		50,088
Less current maturities		(2,304)

Capitalized lease obligations		$47,784

        Total rental expense under operating leases for fiscal years 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000
Total rentals	$43,858	$45,648	$43,431
Less real estate taxes, insurance and other occupancy costs	(3,805)	(3,378)	(2,692)

Minimum rentals	40,053	42,270	40,739
Contingent rentals	(175)	(175)	51
Sublease rentals	(14,092)	(15,687)	(15,575)

	$25,786	$26,408	$25,215

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

(15) Concentration of Credit Risk

        The Company provides financial assistance in the form of loans to some of its independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. The Company establishes allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts. In addition, the Company may guarantee lease and debt obligations of retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

        As of December 28, 2002, one retailer comprises 29.9% of the Company's notes receivable balance. In addition, the Company has guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $26.5 million, including $13.5 million in loan guarantees to two larger retailers.

(16) Fair Value of Financial Instruments

        The estimated fair value of notes receivable approximates the carrying value at December 28, 2002 and December 29, 2001. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

        The estimated fair value of the Company's long-term debt, including current maturities, was $312.8 million and $316.0 million at December 28, 2002 and December 29, 2001, respectively, utilizing discounted cash flows.

        The estimated fair value of the Company's interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the agreements based upon quoted market prices as provided by the financial institutions which are counter parties to the agreements.

        The estimated fair value of the Company's commodity fuel hedge agreement is the estimated amount the Company would have to pay or receive to terminate the agreement based upon quoted market prices as provided by the financial institution which is the counterparty to the commodity agreement.

(17) Commitments and Contingencies

  Shareholder Litigation

        Between December 2002 and March 2003, seven class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of the Company's common stock during the period from February 23, 2000 through February 4, 2003. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false statements, including false financial results in which the Company included income from vendor promotions to which the Company was not entitled, so as to maintain favorable credit ratings on its debt. Three derivative actions have also been filed in state court in Minnesota by shareholders alleging that certain officers and directors violated duties to the Company to oversee and administer the Company's accounting. These actions are directly tied to the allegations in the federal securities actions. The Company believes that the lawsuits are without merit and intends to vigorously defend the actions. No damages have been specified. The Company is unable to evaluate the likelihood of prevailing in the case at this early stage of the proceedings, but does not believe that the eventual outcome will have a material impact on its financial position or results of operations.

  SEC Investigation

        On October 9, 2002, the Company received a letter from the staff of the Division of Enforcement of the SEC indicating that they were conducting an informal inquiry into our process for assessing count-recount charges to the Company's vendors and how it accounts for those charges. In response, it commenced an internal review of its practices in conjunction with the Audit Committee, special outside counsel and its prior and then-current auditors. The Company filed a written response to the inquiry on November 22, 2002.

        On February 3, 2003, the Company provided the Office of the Chief Accountant of the SEC a written communication detailing the basis for the manner in which it assesses and accounts for count-recount charges, advising that the Company believes these charges were properly accounted for in accordance with generally accepted accounting principles, seeking the SEC staff's concurrence with this conclusion, and requesting a meeting with the staff of the Office of Chief Accountant at which these matters could be discussed. On February 4, 2003, the Company was notified by the staff of the SEC's Division of Enforcement that the SEC had approved a formal order of investigation of the Company.

        Representatives of the Company met with members of the staff of the SEC's Office of the Chief Accountant and Division of Corporation Finance on February 19, 2003. In a letter dated March 7, 2003, the staffs of the SEC's Office of the Chief Accountant and Division of Corporation Finance indicated that, based on our oral and written representations, they would not object at that time to the Company's accounting for the count-recount charges. The investigation by the SEC's Division of Enforcement is ongoing and the response by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any action by the Division of Enforcement.

(18) Long-Term Compensation Plans

        The Company has a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performances. Profit sharing expense for 2002, 2001 and 2000 was $4.7 million, $4.9 million and $3.3 million, respectively. Effective January 1, 2003, the Company added a Company match feature to its 401(k) plan. The contribution expense for the 401(k) plan will be netted against the profit sharing plan before contributions are made to the noncontributory profit sharing trust.

        On January 1, 2000, the Company adopted a Supplemental Executive Retirement Plan ("SERP") for key employees and executive officers. On the last day of the calendar year, each participant's SERP account is credited with an amount equal to 20% of the participant's base salary for the year. Benefits payable under the SERP vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years' participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive's termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody's Corporate Bond Yield Averages. Compensation expense related to the plan was $0.6 million, $0.5 million and $0.5 million in 2002, 2001 and 2000, respectively.

        The Company also has an income deferral plan for a select group of management or highly compensated employees. The plan is an unfunded pension plan which permits eligible executives to defer receipt of a portion of the base salary or annual bonus that would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the executive's termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody's Corporate Bond Yield Averages.

(19) Pension and Other Post-retirement Benefits

        The Company has a qualified non-contributory retirement plan to provide retirement income for certain eligible full-time employees who are not covered by a union retirement plan. Pension benefits under the plan are based on length of service and compensation. The Company contributes amounts necessary to meet minimum funding requirements. This plan has been curtailed and no new employees can enter the plan.

        The Company provides certain health care benefits for retired employees not subject to collective bargaining agreements. Employees become eligible for those benefits when they reach normal retirement age and meet minimum age and service requirements. Health care benefits for retirees are provided under a self-insured program administered by an insurance company.

        The accumulated postretirement benefit obligation was reduced by $9.1 million in 2002 due to a plan amendment effective June 20, 2002. The amendment to the plan: (1) froze entry into the plan for employees hired after June 30, 2002, (2) eliminated coverage for employees whose age plus service were less than 50 as of June 30, 2002, and (3) capped the medical benefits to be provided effective July, 1, 2002 at $175 a month for pre-65 retirees and $70 a month for post-65 retirees.

        The estimated future cost of providing post-retirement health costs is accrued over the active service life of the employees. The following table sets forth the benefit obligations and funded status of the curtailed pension plan and post-retirement benefits.

        The actuarial present value of benefit obligations and funded plan status of December 28, 2002 and December 29, 2001 were (in thousands):

	PENSION BENEFITS		OTHER BENEFITS
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$(37,434)	$(35,634)	$(22,377)	$(22,400)
Service cost	(42)	(61)	(402)	(1,122)
Interest cost	(2,759)	(2,716)	(737)	(1,420)
Amendment	—	—	9,050	(347)
Participant contributions	—	—	(808)	(778)
Actuarial (loss) gain	(3,599)	(1,696)	3,255	1,079
Benefits paid	2,720	2,673	2,820	2,611

Benefit obligation at end of year	(41,114)	(37,434)	(9,199)	(22,377)

Change in plan assets
Fair value of plan assets at beginning of year	36,034	38,799	—	—
Actual return on plan assets	(402)	(92)	—	—
Contributions to plan	—	—	2,820	2,611
Benefits paid	(2,720)	(2,673)	(2,820)	(2,611)

Fair value of plan assets at end of year	32,912	36,034	—	—

Funded status	(8,202)	(1,400)	(9,199)	(22,377)
Unrecognized actuarial loss (gain)	10,608	4,202	5,298	9,082
Unrecognized transition obligation	—	—	—	2,719
Unrecognized prior service cost	(76)	(91)	(4,788)	992

Prepaid (accrued) benefit cost	$2,330	$2,711	$(8,689)	$(9,584)

	PENSION BENEFITS		OTHER BENEFITS
	2002	2001	2002	2001
Weighted-average assumptions
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	5.00%	—	—

        At December 28, 2002 the accumulated benefit obligation exceeded the plan assets. Accordingly, the Company recorded an additional minimum liability in the amount of $6.5 million, the offset of which is recorded, net of tax benefit of $2.6 million, as a reduction of comprehensive income. At December 29, 2001 the Company recorded an additional minimum liability in the amount of $4.0 million, the offset of which is recorded, net of a tax benefit of $1.6 million, as a reduction of comprehensive income.

        The aggregate costs for the Company's retirement benefits included the following components (in thousands):

Components of net periodic benefit cost (income)

	PENSION BENEFITS			OTHER BENEFITS
	2002	2001	2000	2002	2001	2000
Service cost	$42	$61	$92	$402	$1,122	$887
Interest cost	2,759	2,716	2,675	737	1,420	1,509
Expected return on plan assets	(2,448)	(2,673)	(2,900)	—	—	—
Amortization of prior service costs	(15)	(15)	(15)	—	—	—
Recognized actuarial (gain) loss	43	—	—	—	—	—
Amortization of unrecognized transition obligation	—	—	—	(22)	828	688
Amortization of unrecognized net (gain) loss	—	—	(24)	—	—	—

Net periodic benefit cost (income)	$381	$89	$(172)	$1,117	$3,370	$3,084

        Assumed health care cost trend rates have a significant effect on the 2002 amounts reported for the health care plans. The assumed annual rate of future increases in per capita cost of health care benefits was 10.0% in fiscal 2002 declining gradually to 5.5% in 2008 and thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$24	(22)
Effect on post-retirement benefit obligation	207	(192)

        Approximately 4.6% of the Company's employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. The Company does not have the information available to reasonably estimate its share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $2.3 million, $2.3 million and $2.5 million in 2002, 2001 and 2000, respectively.

(20) Segment Information

        The Company and its subsidiaries sell and distribute products that are typically found in supermarkets. The Company has three reportable operating segments. The Company's food distribution segment consists of 15 distribution centers that sell to independently operated retail food stores, 109 corporate-owned retail food stores, and institutional customers. The retail segment consists of corporate-owned stores that sell directly to the consumer. The military distribution segment consists of two distribution centers that sell products exclusively to military commissaries.

        Information presented below relates only to results of continuing segments. The Company evaluates segment performance and allocates resources based on profit or loss before income taxes, general corporate expenses, interest, restructuring charges and earnings from equity investments. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies except the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

        Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at the Company's distribution centers related to corporate-owned stores is allocated to the retail segment. Certain revenues and costs from the Company's distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the wholesale segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2002, 37% of such warehouse operational profits were allocated to the retail operations compared to 34% and 36% in 2001 and 2000, respectively. Prior year's segment information has been restated to reflect reclassifications of certain transactions from revenues to expense or cost of sales, changes in the method of allocating marketing revenues, and an allocation of a military management fee to the military segment.

Schedules

Year end December 28, 2002 (in thousands)	Food Distribution	Retail	Military	Total
Revenue from external customers	$1,825,788	$1,028,174	$1,020,710	$3,874,672
Inter-segment revenue	553,287	—	—	553,287
Interest revenue	(454)	(338)	—	(792)
Interest expense (includes capital lease interest)	(443)	3,302	—	2,859
Depreciation and amortization expense	10,507	12,851	1,420	24,778
Segment profit	61,493	33,738	30,336	125,567
Segment assets	379,166	160,673	132,170	672,009
Expenditures for long-lived assets	8,126	22,894	1,604	32,624
Year end December 29, 2001 (in thousands)	Food Distribution	Retail	Military	Total
Revenue from external customers	$1,951,384	$1,035,154	$995,668	$3,982,206
Inter-segment revenue	575,301	—	—	575,301
Interest revenue	(741)	(339)	—	(1,080)
Interest expense (includes capital lease interest)	(724)	2,847	—	2,123
Depreciation and amortization expense	12,427	12,771	1,373	26,571
Segment profit	60,717	38,751	31,366	130,834
Segment assets	386,088	169,051	133,223	688,362
Expenditures for long-lived assets	20,484	8,909	1,721	31,114
Year end December 30, 2000 (in thousands)	Food Distribution	Retail	Military	Total
Revenue from external customers	$1,841,653	$1,028,961	$968,885	$3,839,499
Inter-segment revenue	584,216	—	—	584,216
Interest revenue	(2,724)	(349)	—	(3,073)
Interest expense (includes capital lease interest)	(221)	2,469	—	2,248
Depreciation and amortization expense	14,990	12,215	1,888	29,093
Segment profit	47,783	33,290	28,637	109,710
Segment assets	402,234	164,202	139,329	705,765
Expenditures for long-lived assets	11,273	33,931	875	46,079

Reconciliation (In thousands)

	2002	2001	2000
Revenues
Total external revenue for segments	$3,874,672	$3,982,206	$3,839,499
Inter-segment revenue from reportable segments	553,287	575,301	584,216
Elimination of intra-segment revenue	(553,287)	(575,301)	(584,216)

Total consolidated revenues	$3,874,672	$3,982,206	$3,839,499

Profit or Loss
Total profit for segments	$125,567	$130,834	$109,710
Unallocated amounts:
Adjustment of LIFO to inventory	2,234	(2,661)	1,092
Unallocated corporate overhead	(78,434)	(91,881)	(83,303)
Special charges	765	—	—

Income before income taxes	$50,132	$36,292	$27,499

Assets
Total assets for segments	$672,009	$688,362	$705,765
Unallocated corporate assets	328,643	338,907	226,959
Accumulated LIFO reserves	(45,519)	(47,753)	(45,092)
Elimination of intercompany receivables	(7,141)	(9,271)	(6,804)

Total consolidated assets	$947,992	$970,245	$880,828

Other Significant Items—2002

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$24,778	$15,210	$39,988
Interest expense	2,859	26,631	29,490
Expenditures for long-lived assets	32,624	19,981	52,605

Other Significant Items—2001

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$26,571	$20,030	$46,601
Interest expense	2,123	32,180	34,303
Expenditures for long-lived assets	31,114	12,810	43,924

Other Significant Items—2000

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$29,093	$16,237	$45,330
Interest expense	2,248	32,196	34,444
Expenditures for long-lived assets	46,079	7,987	54,066

        The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. The Company's market areas are in the Midwest, Mid-Atlantic and Southeast United States.

(21) Subsidiary Guarantees

        The following table presents summarized combined financial information for certain wholly owned subsidiaries which guarantee on a full unconditional and joint and several basis, $165.0 million of senior subordinated notes due May 1, 2008, which were offered and sold by the Company on April 24, 1998:

Summarized financial information for the year ended December 28, 2002 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Current assets	$331,992	$141,829	$(5,540)	$468,281
Non-current assets	655,153	47,041	(222,553)	479,641
Current liabilities	279,120	37,450	(7,314)	309,256
Non-current liabilities	410,654	23,542	(17,009)	417,187
Sales	3,027,101	1,057,740	(210,169)	3,874,672
Operating expenses	2,983,286	1,051,423	(210,169)	3,824,540
Operating profit	43,815	6,317	—	50,132
Net earnings	19,826	3,794	—	23,620

Summarized financial information for the year ended December 29, 2001 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Current assets	$333,721	$145,507	$136	$479,364
Non-current assets	659,269	57,606	(225,994)	490,881
Current liabilities	348,358	48,150	(12,884)	383,624
Non-current liabilities	371,163	23,901	(11,851)	383,213
Sales	3,084,317	1,082,307	(184,418)	3,982,206
Operating expenses	3,065,258	1,065,074	(184,418)	3,945,914
Operating profit	20,099	16,193	—	36,292
Net earnings	11,495	9,772	—	21,267

Summarized financial information for the year ended December 30, 2000 (in thousands):

	Nash Finch	Guarantor Subsidiaries	Elimination	Consolidated
Current assets	$282,800	$146,946	$3,793	$433,539
Non-current assets	554,965	106,331	(214,007)	447,289
Current liabilities	293,911	42,764	(11,889)	324,786
Non-current liabilities	334,370	44,944	(7,812)	371,502
Sales	2,897,595	1,099,719	(157,815)	3,839,499
Operating expenses	2,883,084	1,086,731	(157,815)	3,812,000
Operating profit	15,655	11,844	—	27,499
Net earnings	8,664	6,807	—	15,471

NASH FINCH COMPANY AND SUBSIDIARIES
Quarterly Financial Information (Unaudited)

	First Quarter 12 Weeks		Second Quarter 12 Weeks		Third Quarter 16 Weeks		Fourth Quarter 12 Weeks
A summary of quarterly financial information is presented. (In thousands, except per share amounts)
	2002	2001	2002	2001	2002	2001	2002	2001
Sales(1)	$894,575	$877,595	$908,266	$919,235	$1,191,072	$1,235,398	$880,759	$949,978
Cost of sales(1)	788,639	776,604	796,797	813,946	1,052,278	1,099,347	770,695	839,227
Earnings before income taxes and cumulative effect of change in accounting principle	11,291	5,554	15,795	9,016	10,508	10,320	12,538	11,402
Income taxes	4,505	2,299	6,302	3,733	3,854	4,272	4,891	4,721
Net earnings before cumulative effect of change in accounting principle	6,786	3,255	9,493	5,283	6,654	6,048	7,647	6,681
Cumulative effect of change in accounting principle, net of income tax benefit(2)	(6,960)	—	—	—	—	—	—	—
Net earnings(2)	(174)	3,255	9,493	5,283	6,654	6,048	7,647	6,681
Percent to sales and revenues(2)	(0.02)	0.37	1.05	0.57	0.56	0.49	0.87	0.70
Basic earnings per share
Earnings before cumulative accounting change	$0.58	$0.28	$0.80	$0.46	$0.56	$0.52	$0.65	$0.57
Net earnings	$(0.01)	$0.28	$0.80	$0.46	0.56	$0.52	$0.65	$0.57
Diluted earnings per share
Earnings before cumulative accounting charge	$0.56	$0.28	$0.78	$0.44	$0.55	$0.50	$0.64	$0.55
Net earnings	$(0.01)	0.28	$0.78	$0.44	$0.55	$0.50	$0.64	$0.55

(1)
Commencing with the 3rd quarter of fiscal 2002, previously reported sales and cost of sales have been revised for all prior periods by reclassifying cost of sales against sales for facilitated services provided to independent retailers. The reclassification did not have an impact on gross profit, earnings before income taxes and extraordinary charge, net earnings, cash flows or financial position for any period or their respective trends. Refer to Note (1) under the caption "Revenue Recognition" for additional information.

(2)
In the fourth quarter of fiscal 2002, the Company elected to early adopt the provisions of EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," effective as of the beginning of fiscal 2002, and restated its results of operations for fiscal 2002 (see Note (1) Summary of Significant Accounting Policies under the caption "New Accounting Standards"). Net earnings for the Fiscal 2002 first quarter includes ($6,960) or ($0.59) per basic share and ($0.57) per diluted share, net of income taxes, for the cumulative effect of the adoption of EITF 02-16. Quarterly financial data for Fiscal 2002 as previously reported, prior to restatement for the adoption of EITF 02-16 is as follows:

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002
Sales	$894,575	$908,266	$1,191,072
Cost of sales	792,389	801,288	1,053,610
Earnings before income taxes and cumulative effect of change in accounting principle	9,749	13,415	11,891
Income taxes	3,890	5,352	4,429
Net earnings before cumulative effect of change in accounting principle	5,859	8,063	7,462
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—
Net earnings	5,859	8,063	7,462
Basic earnings per share	$0.50	$0.68	$0.63
Diluted earnings per share	$0.48	$0.66	$0.61

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Information regarding changes in our principal independent accountants during fiscal 2002 and the first fiscal quarter of 2003 is incorporated herein by reference to Exhibit 99.2.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    DIRECTORS OF THE REGISTRANT.

Information Regarding Directors

        The following information is provided concerning the directors of Nash Finch as of April 30, 2003:

Three-year terms expiring in 2003:
Jerry L. Ford Director since 1997 Age 62
Mr. Ford has been an independent business consultant since March 2000. Mr. Ford previously served as the Chief Development Officer of Jetways, Inc., a business aircraft management firm, from April 1, 1999 through March 2000; as a consultant to Jetways, Inc. from November 1, 1998 until March 31, 1999; and as Executive Vice President and Chief Operating Officer for Comdisco Network Services, a division of Comdisco, Inc., a computer network implementation and management firm, from June 30, 1994 until April 15, 1998. He also served in various management and officer positions with The Pillsbury Company and General Mills, Inc. Mr. Ford is a director of Western Horizons Resorts, Inc.
Robert F. Nash Director since 1968 Age 69
Mr. Nash retired in January 1996 as Vice President and Treasurer of Nash Finch, a position he had held for more than five years. Mr. Nash is retiring from the Board of Directors and will not stand for re-election at the Annual Meeting of stockholders on July 8, 2003.
John E. Stokely Director since 1999 Age 50
Mr. Stokely has been an independent business consultant since August 1999. Mr. Stokely previously served as Chairman of the Board, President and Chief Executive Officer of Richfood Holdings, Inc., a wholesale and retail food distributor, from 1998 to August 1999, after holding various senior executive positions at Richfood between 1991 and 1999, including President from 1995 until August 1999, and Chief Executive Officer from 1996 until August 1999. Mr. Stokely also serves as a director of Performance Food Group Company, SCP Pool Corporation and Transaction Systems Architects, Inc.
Three year terms expiring in 2004:
Allister P. Graham Director since 1992 Age 67
Mr. Graham retired in September 1998 as the Chief Executive Officer of The Oshawa Group Limited, a food distributor in Canada, a position he held for more than five years. He retired in February 1999 as the Chairman and a director of The Oshawa Group Limited as a result of a change of control. Mr. Graham also serves as a director of Manulife Financial of Toronto, Canada.

Ron Marshall Director since 1998 Age 49
Mr. Marshall has served as the Chief Executive Officer of Nash Finch since June 1998, and served as the President of Nash Finch from June 1998 to September 2002. Mr. Marshall previously served as Executive Vice President and Chief Financial Officer of Pathmark Stores, Inc., a retail grocery store chain, from September 1994 to May 1998.
Laura Stein Director since 2001 Age 41
Ms. Stein has served as Senior Vice President and General Counsel of H. J. Heinz Company, a global marketer and manufacturer of branded food products, since January 2000. She previously served in various positions in the Legal Services Department of The Clorox Company, a global manufacturer of branded household products, from May 1992 to December 1999, last holding the position of Assistant General Counsel—Regulatory Affairs.
Three year terms expiring in 2005:
Carole F. Bitter Director since 1993 Age 57	Dr. Bitter has served as the President and Chief Executive Officer of Harold Friedman, Inc., an operator of retail supermarkets, since 1976.
John H. Grunewald Director since 1992 Age 66
Mr. Grunewald retired in January 1997 as Executive Vice President, Finance and Administration of Polaris Industries, Inc., a manufacturer of recreational equipment, a position he had held since September 1993. Mr. Grunewald also serves as a director of Renaissance Learning, Inc.
William R. Voss Director since 1998 Age 49
Mr. Voss has served as Managing Director of Lake Pacific Partners, LLC, a private equity investment firm, since January 2000. From June 1999 to December 1999, he was an independent business consultant. He previously served as Chairman of the Board, President and Chief Executive Officer of Natural Nutrition Group, Inc., a manufacturer of organic and natural food products, from August 1995 until May 1999. Mr. Voss also serves as a director of Interphase Corporation.
William H. Weintraub Director since 2002 Age 60
Mr. Weintraub is currently an adjunct professor in the School of Journalism and Mass Communications at the University of Colorado at Boulder. He is also a frequent guest lecturer at several other universities and he is Executive-in-Residence at the University of Colorado's Leeds School of Business. He was the Senior Vice President of Marketing of the Coors Brewing Company from 1993 to 2002. His professional career also includes 15 years at Procter & Gamble Company, as well as chief marketing officer positions at Kellogg Company and Tropicana, Inc.

Audit Committee Financial Experts

        The Nash Finch Board of Directors has determined that four members of the Audit Committee, John E. Stokely, John H. Grunewald, Robert F. Nash and William R. Voss, qualify as "audit committee financial experts" as defined in Item 401(h) of Regulation S-K, and that each of those individuals is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code of Ethics

        On April 15, 2003, the Nash Finch Board of Directors adopted a Code of Ethics for Senior Financial Management, which is applicable to its Chief Executive Officer, Executive Vice President and Chief Financial Officer, and Vice President and Corporate Controller. This document has been filed as Exhibit 14.1 to this report. This Code of Ethics supplements the Nash Finch Code of Ethics and Business Conduct applicable to all employees, including the three officers previously mentioned.

B.    EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth information about our executive officers as of March 31, 2003:

Name	Age	Year First Elected or Appointed as an Executive Officer	Title
Ron Marshall	49	1998	Chief Executive Officer
Jerry L. Nelson	56	2000	President and Chief Operating Officer
Christopher A. Brown	40	1999	Executive Vice President, Merchandising
Robert B. Dimond	41	2000	Executive Vice President, Chief Financial Officer and Treasurer
David J. Bersie	52	2002	Sr. Vice President, Food Distribution
Bruce A. Cross	51	1998	Sr. Vice President, Business Transformation
James R. Dorcy	43	2001	Sr. Vice President, Retail
Kathleen E. McDermott	53	2002	Sr. Vice President, General Counsel and Secretary
Rose M. Bailey	52	2001	Vice President, Human Resources
William F. Harbecke	58	2002	Vice President, Real Estate and Construction
Jeffrey E. Poore	44	2001	Vice President, Distribution and Logistics
LeAnne M. Stewart	38	1999	Vice President and Corporate Controller

        There are no family relationships between or among any of our executive officers or directors. Our executive officers are elected by the Board of Directors for one-year terms, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors.

        Ron Marshall has served as our Chief Executive Officer and a director since June 1998 and as our President from June 1998 to September 2002. Mr. Marshall previously served as Executive Vice President and Chief Financial Officer of Pathmark Stores, Inc., a grocery store chain, from September 1994 to May 1998.

        Jerry L. Nelson has served as our President and Chief Operating Officer since September 2002. He previously served as our Executive Vice President, Food Distribution from October 2000 to September 2002, as our Senior Vice President, Midwest Region, from April 2000 to October 2000, and as Vice President, Midwest Region, from November 1999 to April 2000. Prior to joining us, he served as Executive Vice President of Hagemeyer N.A., a specialty food distributor, from March 1997 to June 1999. From March 1995 to August 1996, he served as Operating Group President of Fleming Companies Inc., a food wholesaler and retailer.

        Christopher A. Brown has served as Executive Vice President, Merchandising since October 1999. Prior to joining us, Mr. Brown was employed for over five years by Richfood Holdings, Inc., a food wholesaler and retailer. At Richfood Holdings, Inc., he served in various executive positions, including Executive Vice President, Procurement and Merchandising of the Farm Fresh Division from

October 1998 to October 1999, Executive Vice President, Procurement for Richfood Holdings, Inc. from April 1997 to October 1998, Senior Executive Vice President of Super Rite Foods division from March 1996 to April 1997 and President and Chief Operating Officer of Rotelle, Inc., a subsidiary, from August 1994 to March 1996.

        Robert B. Dimond has served as our Executive Vice President since May 2002, as Treasurer since May 2001, as our Chief Financial Officer since October 2000 and as our Senior Vice President from October 2000 to May 2002. Mr. Dimond previously served as Group Vice President and Chief Financial Officer for the western region of Kroger Co., a grocery store chain, from March 1999 to September 2000. From February 1992 until March 1999, he served as Group Vice President, Administration and Controller, for Smith's Food & Drug Centers, Inc., a grocery store chain.

        David J. Bersie has served as our Senior Vice President, Food Distribution since September 2002. He previously served as our Vice President of the Midwest Region from October 2000 to September 2002 and as Division Manager of the Cincinnati and Cedar Rapids Distribution Centers from October 1999 to October 2000. Prior to joining us, he served in various positions with Fleming Companies, including Division President—Peoria Division, Director of Merchandising and Director of Grocery—Minneapolis Division, from 1977 to 1999.

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

        Kathleen E. McDermott has served as our Senior Vice President, General Counsel and Secretary since March 2002. She previously served as a Partner with Collier Shannon Scott, PLLC, a law firm, from January 2001 to March 2002. From June 1993 to June 1996, she served as Executive Vice President and Chief Legal Officer at American Stores Company. From 1980 to 1993, she served as a Partner with the Collier, Shannon, Rill & Scott law firm.

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

        William F. Harbecke has served as our Vice President, Real Estate and Construction since May 2002. He previously served as Regional Vice President of Real Estate for Albertson's Inc. from 1999 to 2002. From 1986 to 1999 he served in various positions with American Stores Company ranging from Director of Real Estate in Anaheim, CA and Oakbrook, IL to Senior Vice President of Real Estate in Salt Lake City, UT.

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

C.    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and all persons who beneficially own more than 10% of our outstanding shares of common stock to file with the SEC reports of initial ownership and reports of changes in ownership in Nash Finch securities. We provide assistance to our directors and executive officers in complying with Section 16(a), including preparing the reports and forwarding them to the SEC for filing.

        To our knowledge, based upon a review of the copies of reports filed and written representations, all filing requirements applicable to directors and executive officers were complied with during the fiscal year ended December 28, 2002 except for the following:

  •
  Due to administrative error, we failed to file reports on Form 4 on behalf of certain directors with respect to two quarterly acquisitions of phantom stock units resulting from the deferral of director compensation. This affected Carole F. Bitter, Jerry L. Ford, Allister P. Graham, Robert F. Nash, Laura Stein, William Voss and William Weintraub. The acquisition of these units was subsequently reported by each individual on a Form 5.

  •
  We inadvertently failed to include on a Form 4 filed for Allister P. Graham the exercise of a stock option that was subsequently reported on an amended Form 4.

  •
  As a result of delays in communications, we filed a late Form 4 for John H. Grunewald on two occasions, each covering a single transaction, a late Form 4 for Jeffrey E. Poore reporting a stock option grant, and a late Form 3 for David J. Bersie.

ITEM 11. EXECUTIVE COMPENSATION

A.    COMPENSATION OF DIRECTORS

        Directors' Fees.    Directors who are not full-time employees of Nash Finch, otherwise known as our outside directors, receive compensation for serving as a director and are reimbursed for out-of-pocket traveling expenses incurred in attending Board and committee meetings.

        Each outside director is entitled to receive $1,500 for each Board meeting attended and $750 for each committee meeting attended. Each outside director, other than the Board Chair, is also entitled to receive a retainer of $1,833 per month ($22,000 annually) for serving as a director. Since March 1, 2002, outside directors have received an additional retainer of either $208 per month ($2,500 annually) for serving as a member of a committee of the Board or $416 per month ($5,000 annually) for serving as chair of a committee of the Board. Prior to March 1, 2002, the committee and committee chair retainers were $125 per month ($1,500 annually) and $250 per month ($3,000 annually), respectively. The Board Chair receives a retainer of $5,500 per month ($66,000 annually).

        1997 Non-Employee Director Stock Compensation Plan.    The 1997 Non-Employee Director Stock Compensation Plan provides outside directors with (i) 50% of their annual retainer either in shares of common stock or units credited to a phantom stock account, and (ii) the opportunity to defer the receipt of the remainder of their director compensation either through units credited to a phantom stock account or dollar denominated credits to an interest bearing cash account. Amounts deferred to the phantom stock account will be credited with additional units representing the deemed reinvestment of dividend equivalents, and distributions from the phantom stock account are made only in shares of common stock. Amounts deferred to the cash account are payable only in cash. In each case, the amounts deferred are payable upon termination of service as a director.

        1995 Director Stock Option Plan.    The 1995 Director Stock Option Plan currently provides for an annual grant of an option to purchase 5,000 shares of common stock to each outside director, effective immediately following each annual meeting of stockholders of Nash Finch while the plan is in effect. The options have an exercise price equal to the fair market value of a share of Nash Finch common stock on the date of grant, become exercisable six months after the date of grant and have five-year terms. According to the terms of the plan, each outside director was granted an option under the 1995 Director Stock Option Plan on May 14, 2002.

        Outside directors are also eligible to participate in the 2000 Stock Incentive Plan. However, no awards have been granted to outside directors under that plan.

        A director who is a current employee of Nash Finch receives no additional compensation for serving as a director.

B.    EXECUTIVE COMPENSATION AND OTHER BENEFITS

Summary of Cash and Certain Other Compensation

        The following table sets forth the cash and non-cash compensation earned during the fiscal years ending December 28, 2002, December 29, 2001 and December 30, 2000 by our Chief Executive Officer and our four other most highly compensated executive officers, otherwise known as our "named executive officers."

Summary Compensation Table

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)(a)(b)	Restricted Stock Awards ($)(c)	Securities Underlying Options (#)		All Other Compensation ($)
Ron Marshall Chief Executive Officer	2002 2001 2000	$673,149 655,889 582,533	$507,303 750,000 297,750	$1,456,750 — —	40,000 85,000 75,000	(d)	$148,147 137,557 120,421	(e)
Jerry L. Nelson President and Chief Operating Officer	2002 2001 2000	$350,191 288,246 205,876	$252,805 275,000 107,549	$1,795 — —	25,000 25,000 60,000		$78,977 60,455 63,011	(f)
Christopher A. Brown Executive Vice President, Merchandising	2002 2001 2000	$359,109 349,040 307,807	$289,205 350,000 150,000	— — —	25,000 25,000 30,000		$80,262 69,808 285,460	(g)
Robert B. Dimond Executive Vice President, Chief Financial Officer and Treasurer	2002 2001 2000	$284,506 247,742 69,041	$210,707 240,000 36,923	$4,488 — —	25,000 15,000 75,000		$60,840 78,598 78,420	(h)
Bruce A. Cross Sr. Vice President, Business Transformation	2002 2001 2000	$254,300 247,742 229,561	$168,565 192,000 83,370	— — —	7,500 15,000 25,000		$59,391 55,927 47,343	(i)

(a)
Bonuses for services rendered have been included as compensation for the year earned, even though bonuses were actually paid in the following year. For fiscal 2002, each executive officer was entitled to elect to receive some or all of his or her bonus in shares of Nash Finch common stock, valued at the fair market value of such stock on May 12, 2003, the date the Compensation Committee approved the bonus payouts. To the extent a recipient elected to receive shares of common stock as part of a bonus payout, the recipient would also receive shares of restricted common stock equal in amount to 15% of the unrestricted shares received. The bonus amounts shown in the table for 2002 include the value of the shares of unrestricted common stock received in 2003, but the value of the additional restricted shares received in 2003 is reported under "Restricted Stock Awards." The following named executive officers elected to receive a portion of their 2002 bonuses in shares of common stock:

Name	Amount of 2002 Bonus Paid in Shares	No. Unrestricted Shares Issued
Jerry L. Nelson	$11,994	1,069
Robert B. Dimond	$29,991	2,673
(b)
For fiscal 2001 and 2000, the amount of each bonus shown was paid 50% in cash and 50% in restricted shares of common stock. The number of restricted shares received was determined utilizing the fair market value of Nash Finch common stock on the date the Compensation Committee approved the bonus payouts. Restricted shares awarded vested one year after the date of grant. Restricted share awards to the named executive officers in payment of 50% of the bonuses approved for 2001 and 2000 are summarized as follows:

	Restricted Shares Awarded in Payment of 50% of Bonus
Name
	2001	2000
Ron Marshall	12,818	9,925
Jerry L. Nelson	4,700	3,584
Christopher A. Brown	5,981	5,000
Robert B. Dimond	4,101	1,230
Bruce A. Cross	3,281	2,779
(c)
The amount shown for Mr. Marshall for 2002 reflects the value of an award of 50,000 shares of restricted stock under the 2000 Stock Incentive Plan effective February 19, 2002. Of the 50,000 shares of restricted stock subject to this award, 20% vest annually beginning one year after the date of grant. On each vesting date, Mr. Marshall also receives a cash payment in an amount equal to 40% of the fair market value of the shares that vest on that date to partially offset taxes due. The amounts shown for Messrs. Nelson and Dimond reflect the value of awards of 160 and 400 restricted shares, respectively, on May 12, 2003, the date that bonus payments for 2002 were approved. Those shares vest in full two years after the date they were awarded. Cash dividends are paid on restricted stock if, and to the extent, dividends are paid on common stock generally. The aggregate unvested restricted stock holdings of the named executive officers on December 28, 2002, and the value of those holdings on that date (based on the fair market value of Nash Finch common stock), were as follows:

Name	Restricted Shares at 12/28/02	Value at 12/28/02
Ron Marshall	62,818	$471,763
Jerry L. Nelson	4,700	35,279
Christopher A. Brown	5,981	44,917
Robert B. Dimond	4,101	30,799
Bruce A. Cross	3,281	24,640

(d)
Non-qualified stock option awarded on May 12, 2003 in connection with the decision by the Compensation Committee to make a discretionary reduction in the cash bonus payable for 2002 under the Performance Incentive Plan. The exercise price of the option is equal to the fair market value of Nash Finch common stock on the grant date. The option has a term of five years and becomes exercisable as to 20% of the shares six months after the grant date and on each of the first four anniversaries of the grant date.

(e)
Includes a credit of $134,630 to Nash Finch's Supplemental Executive Retirement Plan (SERP), above-market interest of $6,124 accrued during fiscal 2002 on SERP and deferred compensation balances, and a contribution of $7,393 to the Nash Finch Profit Sharing Plan.

(f)
Includes a credit of $70,038 to the SERP, above-market interest of $1,546 accrued during fiscal 2002 on SERP and deferred compensation balances, and a contribution of $7,393 to the Nash Finch Profit Sharing Plan.

(g)
Includes a credit of $71,822 to the SERP, above-market interest of $1,047 accrued during fiscal 2002 on SERP and deferred compensation balances, and a contribution of $7,393 to the Nash Finch Profit Sharing Plan.

(h)
Includes a credit of $56,901 to the SERP, above-market interest of $1,174 accrued during fiscal 2002 on SERP and deferred compensation balances, and a contribution of $2,765 to the Nash Finch Profit Sharing Plan.

(i)
Includes a credit of $50,860 to the SERP, above-market interest of $1,168 accrued during fiscal 2002 on SERP and deferred compensation balances, and a contribution of $7,393 to the Nash Finch Profit Sharing Plan.

Option Grants During Fiscal 2002

        The following table summarizes the options granted to the named executive officers during fiscal 2002.

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(b)
		% of Total Options Granted to Employees during Fiscal Year 2002
	Number of Securities Underlying Options(a) —
Name			Exercise Price ($/sh)	Expiration Date
					5% ($)	10% ($)
Ron Marshall	—	—	—	—	—	—
Jerry L. Nelson	25,000	7.1%	31.60	7/7/07	$218,262	$482,303
Christopher A. Brown	25,000	7.1%	31.60	7/7/07	$218,262	$482,303
Robert B. Dimond	25,000	7.1%	31.60	7/7/07	$218,262	$482,303
Bruce A. Cross	7,500	2.0%	31.60	7/7/07	$65,479	$144,691

(a)
Reflects grants of stock options under the 2000 Stock Incentive Plan on July 8, 2002, each at an exercise price equal to the fair market value of our common stock on that date. Each option has a five-year term, and vests in 20% increments beginning six months after the date of grant and, thereafter, on each of the first four anniversaries of the date of grant.

(b)
Potential realizable value is calculated based on an assumption that the price of our common stock will appreciate at the assumed annual rates shown (5% and 10%), compounded annually from the date of grant of the option until the end of the option term. These assumed annual rates are applied according to Securities and Exchange Commission ("SEC") rules and therefore are not intended to forecast possible future appreciation, if any, of our common stock. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions and the continued employment of the named executive by Nash Finch. There can be no assurance that the amounts reflected in this table will be realized.

Option Exercises in Fiscal 2002/Fiscal Year-End Option Values

        The following table summarizes the number of shares acquired upon exercise of stock options by our named executive officers during fiscal year 2002 and the number of their outstanding stock options at the end of the fiscal year and the value of such options for which the fair market value of our common stock on that date exceeded the exercise price.

			Number of Securities Underlying Unexercised Options at 12/28/02		Value of Unexercised In-the- Money Options at 12/28/02(a)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Ron Marshall	—	—	279,000	81,000	—	—
Jerry L. Nelson	—	—	56,000	69,000	$790	$198
Christopher A. Brown	—	—	73,000	67,000	$11,700	$3,900
Robert B. Dimond	—	—	51,000	64,000	—	—
Bruce A. Cross	—	—	46,000	26,500	—	—

(a)
Represents the difference between the fair market value of common stock on December 28, 2002 ($7.51) and the exercise price of the in-the-money options, before payment of applicable income taxes.

Supplemental Executive Retirement Plan

        The Nash Finch Supplemental Executive Retirement Plan ("SERP") is an unfunded plan designed to provide retirement income to eligible participants to supplement amounts available from other sources. The plan is administered by the Compensation Committee, which selects participants from among Nash Finch's management or highly compensated employees, including the named executive officers.

        Under the SERP, each participant who is actively employed by, or on an approved leave of absence from, Nash Finch or an affiliated entity on the last day of a calendar year will be credited with an amount equal to 20% of his or her base salary for that year. On the last day of each calendar quarter, the Compensation Committee will credit each participant's SERP account with earnings on the average daily account balance for the quarter equal to the quarterly equivalent of the average annual corporate bond yield for each month during the quarter, as reported by Moody's Investor's Service, Inc.

        Participants become fully vested in their SERP contribution account and the related earnings upon attaining age 65. Participants also become fully vested in their SERP accounts upon death or disability during the term of their employment. If a participant's employment terminates prior to any of the foregoing events, the degree of vesting will be determined on the basis of his or her years of participation in the SERP, ranging from 0% for less than five years' participation to full vesting for ten or more years' participation. The entire balance of a participant's SERP account will be forfeited if the participant competes with Nash Finch while the participant is employed by Nash Finch or an affiliated entity or is receiving distributions under the SERP, or if the participant's employment is terminated for dishonesty or criminal conduct.

        Distributions under the SERP begin the first month of the next calendar year following a participant's termination of employment. Payments will be made in 120 monthly installments, determined in each case by dividing the participant's vested account balance by the number of remaining payments due. Prior to commencement of a participant's distributions, the Compensation Committee may elect to make the distribution in any alternative form, subject to certain conditions set forth in the SERP.

        We credited the SERP accounts of the named executive officers with respect to fiscal year 2002 as shown in the Summary Compensation Table above.

Change in Control and Severance Arrangements

        We have entered into change in control agreements with certain executive officers and key employees of Nash Finch and its subsidiaries, including the executive officers named in the Summary Compensation Table. Absent a "change in control," these agreements do not require Nash Finch to retain the executives or to pay them any specified level of compensation or benefits.

        Each agreement provides that if an employee is terminated within 24 months of a change in control of Nash Finch (or, in limited circumstances, prior to such a change in control) for any reason other than death, disability, retirement or cause, or if the employee terminates within 24 months of a change in control for "good reason," then the employee is entitled to receive a lump sum payment equal to the employee's highest monthly compensation during the 36 months prior to the termination multiplied by either 12, 24 or 36 months. The employee is also entitled to the continuation of certain benefit plans (including health, life, dental and disability) for the employee and his or her dependents for 12, 24 or 36 months. The multiple referred to above is 36 months for Mr. Marshall, 24 months for Mr. Brown, Mr. Nelson, Mr. Cross and Mr. Dimond, and either 24 months or 12 months for all other designated employees. In addition, if the employee is required to pay any federal excise tax or related interest or penalties on the payments associated with the change in control, an additional payment ("gross-up") is required in an amount such that after the payment of all taxes, income and excise, the employee will be in the same after-tax position as if no such excise tax had been imposed.

        For purposes of these agreements, "good reason" generally includes reductions in compensation or benefits, demotions, relocation and any termination for reasons other than death, disability or retirement within 6 months of a change in control. A "change in control" is generally deemed to have occurred if: (a) a majority of Nash Finch's Board is no longer comprised of individuals who were directors at the time these agreements were entered into or who became directors with the approval of a majority of the "incumbent directors"; (b) another party becomes the beneficial owner of at least 30% of Nash Finch's outstanding voting stock; (c) Nash Finch sells or otherwise disposes of all or substantially all of its assets, or is liquidated or dissolved; or (d) a change in control of the type required to be reported in response to item 1(a) of Form 8-K under the Securities Exchange Act occurs.

        Similar events, which specifically include certain mergers or consolidations and a third party becoming the beneficial owner of varying percentages of Nash Finch's outstanding voting stock, also constitute a change in control under other compensation and benefit plans maintained by Nash Finch and in which the executive officers named in the Summary Compensation Table participate. Under the terms of the 1994 Stock Incentive Plan and the 2000 Stock Incentive Plan and the agreements evidencing stock options awarded under these plans, upon a change in control, the Compensation Committee may (a) provide that the options will become immediately exercisable upon the change in control, or (b) provide that the optionee will receive, as of the effective date of the change in control, cash in an amount equal to the "spread" between the fair market value of the option shares immediately prior to the change in control and the exercise price of the option shares.

        Under the terms of the 2000 Stock Incentive Plan and award agreements thereunder, if a change in control of Nash Finch occurs, all restricted stock awards that have been outstanding at least six months will immediately and fully vest, and the forfeiture provisions relating to the shares underlying all performance units will lapse and the units will immediately be settled and the underlying shares distributed, unless the named executive (or his designee) waives the right to acceleration.

        Under the terms of deferred compensation plans applicable to directors and officers of Nash Finch, upon a change in control, Nash Finch must transfer to a benefit protection trust to be established in connection with each such plan an amount of assets sufficient to bring the value of trust assets to at least 125% of the aggregate balance of all participant accounts in each such plan as of the last day of the month immediately preceding the change in control.

        Under the terms of the Nash Finch Employee Stock Purchase Plan, the Compensation Committee may accelerate the end of an offering period upon a change in control and either provide for the immediate exercise of all outstanding options under that plan or terminate such options and refund all payroll deductions to plan participants.

        Under the terms of their employment offer letters, Mr. Brown and Mr. Dimond are both entitled to payment of twelve months of severance compensation in the event that their employment is terminated by the Company, other than for cause or by reason of a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

A.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following table sets forth information regarding beneficial ownership of our common stock as of April 30, 2003 for each stockholder who we know owns beneficially more than five percent of the outstanding shares of common stock on that date.

Name and Address of the Beneficial Owner	Amount		Percent of Class(a)
Barclay's Global Investors, N.A.	894,330	(b)	7.5%
Barclay's Global Fund Advisors 45 Fremont Street San Francisco, CA 94105
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	860,992	(c)	7.2%
Franklin Resources, Inc.,	800,000	(d)	6.7%
Charles B. Johnson,
Rupert H. Johnson, Jr. One Franklin Parkway San Mateo, CA 94403;
Franklin Advisory Services, LLC One Parker Plaza, 16th Floor, Fort Lee, NJ 07024

(a)
Based upon 11,943,217 shares of common stock outstanding as of April 30, 2003.

(b)
The amount of shares is based upon a Schedule 13G dated February 10, 2003 reporting beneficial ownership as of December 31, 2002. Barclay's Global Investors, N.A. reported that it has sole voting and investment power over 718,524 shares. Barclay's Global Fund Advisors reported that it has sole voting and investment power over 176,076 shares. All such shares are held in trust accounts for the economic benefit of the beneficiaries of those accounts.

(c)
The amount of shares is based upon a Schedule 13G dated February 3, 2003 reporting beneficial ownership as of December 31, 2002. Dimensional Fund Advisors, Inc. ("DFA") reported that it is an investment advisor or manager for certain investment companies, trusts and accounts ("funds"), and as such possesses sole voting and investment power over the 860,992 Nash Finch shares that are owned by such funds. None of these funds, to the knowledge of DFA, owns more than 5% of the class. DFA disclaims beneficial ownership of such securities.

(d)
The amount of shares is based upon a Schedule 13G dated February 12, 2003 reporting beneficial ownership of common stock by such persons as of December 31, 2002. Franklin Advisory Services, LLC ("FAS") reported that it is an investment advisor for investment companies and other managed accounts ("funds"), and as such possesses sole voting and investment power over the 800,000 Nash Finch shares owned by such funds. One of these funds, Franklin Balance Sheet Investment Company, a series of the registered investment company Franklin Value Investment Trust, is reported to have an interest in more than 5% of the common stock of Nash Finch. The Schedule 13G also reports that Franklin Resources, Inc. ("FRI"), as the parent company of FAS, and the individuals named, as principal shareholders of FRI, are deemed the beneficial owners of the securities held by persons and entities advised by FAS.

B.    SECURITY OWNERSHIP OF MANAGEMENT

        The table below sets forth information regarding beneficial ownership of our common stock as of April 30, 2003 for:

  •
  each of our directors;

  •
  each of our executive officers named in the Summary Compensation Table in Item 11 above, otherwise known as our "named executive officers;" and

  •
  all of our directors and executive officers as a group.

        For the purpose of calculating the percentage of the class beneficially owned, the number of shares of common stock outstanding includes:

  •
  11,943,217 shares of common stock outstanding as of April 30, 2003; and

  •
  shares of common stock subject to options held by the person or group that are currently exercisable or exercisable within 60 days from April 30, 2003, or shares of common stock that the person or group may have the right to acquire through other means within 60 days from April 30, 2003.

        Except as indicated in the footnotes to this table and subject to any applicable community property laws, the persons in the following table have sole voting and investment power with respect to all shares listed as beneficially owned by them.

					Total Shares of Common Stock Beneficially Owned
				Number of Share Units(a) / Performance Units(b)
Name of Beneficial Owner	Number of Shares		Number of Options		Amount	Percent of Class
Carole F. Bitter	4,000	(c)	11,000	21,724	36,724	*
Jerry L. Ford	8,500	(d)	11,000	6,782	26,282	*
Allister P. Graham	17,000		11,000	30,917	58,917	*
John H. Grunewald	10,569	(e)	8,000	16,253	34,822	*
Robert F. Nash	80,253	(f)	11,000	7,532	98,785	*
Laura Stein	300		7,500	3,220	11,020	*
John E. Stokely	7,765		10,000	—	17,765	*
William R. Voss	2,043		10,500	16,317	28,860	*
William H. Weintraub	1,500		—	887	2,387	*
Ron Marshall	91,180	(g)	279,000	8,175	378,355	3.1%
Christopher A. Brown	24,774		78,000	1,132	103,906	*
Jerry L. Nelson	9,284		61,000	—	70,284	*
Bruce A. Cross	14,060		47,500	3,342	64,902	*
Robert B. Dimond	5,331		56,000	—	61,331	*
All Directors and Executive Officers as a Group (21 persons)	299,520	(h)	671,500	116,281	1,087,301	8.5%

*
Less than 1%.

(a)
Share Units represent phantom shares of common stock payable in shares of common stock to non-employee directors upon termination of service on the Board under the 1997 Non-Employee Directors Stock Compensation Plan.

(b)
Reflects shares that may be issued upon settlement of 50% of the total Performance Units held by the named executive officer if the officer voluntarily terminates employment with the Company before reaching age 60. As of April 30, 2003, the total Performance Units held by Mr. Marshall, Mr. Brown and Mr. Cross related to 16,349, 2,264 and 6,684 shares of common stock, respectively. Each named executive officer will have the right to settlement of 100% of the Performance Units if his employment ends before age 60 due to death, disability or termination by the Company without cause, or if his employment ends after age 60 for any reason other than termination for cause. If he is terminated for cause before age 65, he forfeits all Performance Units unless the Compensation Committee determines otherwise.

(c)
Includes 1,000 shares owned beneficially by a trust for the benefit of Dr. Bitter's husband, but as to which she disclaims any beneficial interest.

(d)
Includes 500 shares owned by Mr. Ford's wife, but as to which he disclaims any beneficial interest.

(e)
Includes 500 shares held by a trust for which Mr. Grunewald's wife serves as a trustee, but as to which he disclaims any beneficial interest.

(f)
Includes 29,082 shares held by a residuary trust resulting from the estate of Mr. Nash's wife, as to which Mr. Nash is both a trustee and a primary beneficiary of the trust, and as to which Mr. Nash shares voting and investment power.

(g)
Includes 6,100 shares owned beneficially by Mr. Marshall's wife and children, but as to which he disclaims any beneficial interest. Also includes 40,000 shares of unvested restricted stock as to which he has sole voting power; investment power, however, will vest in 10,000 share increments on February 19 of the years 2004 through 2007.

(h)
Includes 37,182 shares as to which voting and investment power are shared or may be deemed to be shared, and 40,000 shares of unvested restricted stock as discussed in note (g).

C.    EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch's equity compensation plans in effect as of December 28, 2002:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (exclud- ing securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,267,433	(1)	$18.73	(2)	786,060	(3)
Equity compensation plans not approved by security holders	200,000	(4)	$16.84		—

Total	1,467,433		$18.45		786,060

(1)
Includes stock options awarded under the 2000 Stock Incentive Plan ("2000 Plan"), the 1994 Stock Incentive Plan ("1994 Plan") and the 1995 Director Stock Option Plan ("1995 Director Plan"), performance units acquired under the 2000 Plan, and phantom stock units acquired under the 1997 Non-Employee Director Stock Compensation Plan ("1997 Director Plan").

(2)
Each phantom stock unit acquired through the deferral of director compensation under the 1997 Director Plan is payable in one share of Nash Finch common stock upon the individual's termination of service as a director, and each performance unit is payable in one share of Nash Finch common stock upon the executive's termination of employment after age 60. As they have no exercise price, the 97,713 phantom stock units and 25,196 performance units outstanding at December 28, 2002 are not included in the calculation of the weighted average exercise price.

(3)
The following numbers of shares remained available for issuance under each of our equity compensation plans at December 28, 2002. Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award
2000 Plan	386,329	Stock options, restricted stock, stock appreciation rights, performance units, stock bonuses
1995 Director Plan	139,500	Stock options
1997 Director Plan	80,712	Phantom stock units
Employee Stock Purchase Plan	179,519	Stock options (IRC §423 plan)

No shares remain available for issuance and no future awards may be made under the 1994 Plan. Shares reserved for issuance in connection with awards outstanding under the 1994 Plan will, if those awards are forfeited, be added to the shares available for issuance under the 2000 Plan.

(4)
Stock option award made to Ron Marshall, Chief Executive Officer, at the time he joined Nash Finch.

Description of Plan Not Approved by Shareholders

        Effective June 1, 1998, Mr. Marshall was granted an option to purchase 200,000 shares of Nash Finch common stock at an exercise price of $16.84 per share. The option became exercisable in 25% installments on each June 1 of the years 1999 - 2002. The option expires on May 31, 2007. If Mr. Marshall's employment ends due to his death, disability or retirement, the option will remain exercisable until the earlier of one year after the date his employment ends or May 31, 2007. If his employment ends for any other reason, the option will terminate unless the Compensation Committee of the Board causes it to remain exercisable. If a change in control of Nash Finch occurs, the Compensation Committee may cause the option to remain exercisable until May 31, 2007 regardless of whether Mr. Marshall remains employed by Nash Finch, or may cause Mr. Marshall to receive cash as of the effective date of the change in control in an amount equal to the "spread" between the fair market value of the option shares as of the date of the change in control and the aggregate exercise price of those shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        There are no reportable relationships or transactions.

ITEM 14. CONTROLS AND PROCEDURES

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

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, subsequent to the events described in the previous paragraph and as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the our disclosure controls and procedures are effective to insure that information required to be disclosed by us in reports that are filed or submitted to the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

        Subsequent to the date of the most recent evaluation of our internal controls, and except as discussed in the first paragraph of this Item 14, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.     FINANCIAL STATEMENTS.

        The following financial statements are included in this report on the pages indicated:

  Report of Management—page 33

  Independent Auditors' Report—page 34

  Consolidated Statements of Income for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000—page 35

  Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001—page 36

  Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000—page 37

  Consolidated Statements of Stockholders' Equity for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000—page 38

  Notes to Consolidated Financial Statements—pages 39 to 64

2.     FINANCIAL STATEMENT SCHEDULES.

  The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

  Valuation and Qualifying Accounts—page 88

  Other Schedules. Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.     EXHIBITS.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785) ).
3.2
Amendment to Restated Certificate of Incorporation of the Company, effective May 29, 1986 (incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 4, 1986 (File No. 0-785)).
3.3
Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 (File No. 33-14871)).
3.4
Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2002 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
3.5	Bylaws of the Company, as amended effective April 15, 2003 (filed herewith).
4.1
Stockholder Rights Agreement, dated February 13, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated February 13, 1996 (File No. 0-785)).

4.2
Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).
4.3
Indenture dated as of April 24, 1998 between the Company, the Guarantors, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 filed May 22, 1998 (File No. 333-53363)).
4.4
Form of Company's 8.5% Senior Subordinated Notes due 2008 Series A (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 1998 (File No. 0-785)).
4.5
Form of Company's 8.5% Senior Subordinated Notes due 2008 Series B (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 1998 (File No. 0-785)).
4.6
First Supplemental Indenture of Trust dated as of June 10, 1999 between the Company, the Subsidiary Guarantors, Erickson's Diversified Corporation and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).
4.7
Second Supplemental Indenture of Trust Dated as of January 31, 2000 between the Company, the Subsidiary Guarantors, Hinky Dinky Supermarkets, Inc., and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-785)).
4.8
Third Supplemental Indenture of Trust dated as August 13, 2001 between the Company, the Subsidiary Guarantors, U Save Foods, Inc., and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001(File No. 0-785)).
4.9
Fourth Supplemental Indenture of Trust, dated as of February 25, 2003, between the Company, the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 25, 2003 (File No. 0-785)).
10.1
Credit Agreement dated as of December 19, 2000 among the Company, Bankers Trust Company, as administrative agent, and various lenders (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-785)).
10.2
First Amendment, dated as of March 21, 2003, to Credit Agreement dated as of December 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 27, 2003. (File No. 0-785) ).
*10.3
Nash Finch Profit Sharing Trust Agreement (as restated effective January 1, 1994) (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).
*10.4
Excerpts from minutes of the February 19, 2002 meeting of the Board of Directors regarding director compensation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 23, 2002 (File No. 0-785)).
*10.5	Form of Change in Control Agreement (filed herewith).

*10.6	Nash Finch Income Deferral Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).
*10.7	Nash Finch 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 14, 1997 (File No. 0-785)).
*10.8	Nash Finch 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10.9	Nash Finch 1995 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File N. 0-785)).
*10.10
Nash Finch 1997 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 14, 1997 (File No. 0-785)).
*10.11	Nash Finch 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-785)).
*10.12	Declaration of Amendment to the Nash Finch 1999 Employee Stock Purchase Plan, dated as of March 28, 2003 (filed herewith).
*10.13	Nash Finch Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).
*10.14
Non-Statutory Stock Option Agreement dated as of June 1, 1998 between Nash Finch and Ron Marshall (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-785)).
*10.15
Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 (File No. 0-785)).
*10.16	Nash Finch Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
14.1	Code of Ethics for Senior Financial Management (filed herewith).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
24.1	Power of Attorney (filed herewith).
99.1
Certification Under Section 906 of the Sarbanes-Oxley Act of 2002 (included herewith). This certification shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act or otherwise subject to the liability of that section, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act.

99.2	Excerpts from the Company's Current Reports on Form 8-K dated July 29, 2002, January 28, 2003 and March 11, 2003 (filed herewith).

A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a stockholder of the Company as of April 30, 2003, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

*
Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

B.    REPORTS ON FORM 8-K:

  On April 1, 2003, the Company filed a Form 8-K reporting under "Item 5—Other Information and Regulation FD Disclosure":

    The Company announced that an amendment to the credit agreement between the Company and its bank lenders became effective on March 27, 2003. The amendment extends from March 28, 2003 until June 15, 2003 the deadline for submission to the lenders of the Company's audited fiscal 2002 financial statements.

  On March 25, 2003, the Company filed a Form 8-K reporting under "Item 5—Other Information and Regulation FD Disclosure":

    The Company announced that the Nasdaq Listing Qualifications Panel has agreed to extend the deadlines for the filing by the Company of its periodic reports for the third quarter 2002, fiscal 2002 and first quarter 2003.

  On March 14, 2003, the Company filed a Form 8-K reporting under "Item 4—Changes in Registrant's Certifying Accountants" and "Item 5—Other Information and Regulation FD Disclosure":

    The Company announced that effective March 11, 2003, the Company's Audit Committee engaged Ernst & Young LLP as the principal accountant to audit the Company's financial statements beginning with its financial statements for the year ending December 28, 2002. In addition the Company announced that the staffs of the SEC's Office of the Chief Accountant and Division of Corporation Finance had indicated that, based on the Company's oral and written representation, they would not object at that time to the Company's accounting for count-recount charges.

  On March 5, 2003, the Company filed a Form 8-K reporting under "Item 5—Other Information and Regulation FD Disclosure":

    The Company announced that holders of more than 51% of the Company's $165 million 8 1/2% Senior Subordinated Notes due 2008 (the "Notes") had agree to waive the previously reported default under the Indenture for the Notes resulting from the Company's failure to file certain reports with the Securities and Exchange Commission.

  On February 14, 2003, the Company filed a Form 8-K reporting under "Item 9—Regulation FD Disclosure":

    The Company announced that it was notified on February 13, 2003 by the Trustee for the Company's $165,000,000 8.5% Senior Subordinated Notes due 2008, that a default had occurred under the Indenture as a result of the Company's failure to file certain financial reports with the Securities and Exchange Commission.

  On February 4, 2003, the Company filed a Form 8-K reporting under "Item 4—Changes in Registrant's Certifying Accountant" and "Item 5—Other Events and Required FD Disclosure":

    The Company announced that Deloitte & Touche LLP resigned as the independent accountants of the Company. In addition, the Company was notified by the staff of the Division of Enforcement of the Commission that the Commission had approved a formal order of investigation of the Company.

  On January 22, 2003, the Company filed a Form 8-K reporting under "Item 5—Other Events and Regulation FD Disclosure":

    The Company announced that it received a determination from the Nasdaq Listing Qualifications Panel to continue the listing of the Company's securities on the Nasdaq National Market.

  On November 27, 2002, the Company filed a Form 8-K reporting under "Item 5—Other Events and Regulation FD Disclosure":

    The Company announced that it received a Nasdaq Staff Determination, indicating that the Company's failure to comply with the Form 10-Q filing requirement for the quarter ended October 5, 2002 violates Nasdaq Marketplace Rule 431(c)(14), and that the Company's securities are subject to delisting from the Nasdaq National Market.

  On November 21, 2002, the Company filed a Form 8-K reporting under "Item 5—Other Events and Regulation FD Disclosure":

    The Company submitted the sworn statements of its Chief Executive Officer and Chief Financial Officer:

  On November 18, 2002, the Company filed a Form 8-K reporting under "Item 5—Other Events and Regulation FD Disclosure":

    The Company announced that it postponed it third quarter, 2002 earnings release conference call and would not file its Form 10-Q on November 19, 2002:

  On November 8, 2002, the Company filed a Form 8-K reporting under "Item 5—Other Events and Regulation FD Disclosure":

    The Company announced that it postponed its third quarter, 2002 earnings release conference call until November 18, 2002.

NASH FINCH COMPANY and SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years ended December 28, 2002, December 29, 2001 and January 1, 2000

Description	Balance at beginning of year	Charged to costs and expenses	Charged (credited) to other accounts		Deductions		Balance at end of year
52 weeks ended December 30, 2000:
Allowance for doubtful receivables(c)	$30,430	$7,361	$23	(a)	$6,802	(b)	$31,012
Provision for losses relating to leases on closed locations	5,650	2,722			2,297	(d)	6,075

	$36,080	$10,083	$23		$9,099		$37,087

52 weeks ended December 29, 2001:
Allowance for doubtful receivables(c)	$31,012	$4,812	$1,083	(a)	$5,418	(b)	$31,489
Provision for losses relating to leases on closed locations	6,075	1,105			2,180	(d)	5,000

	$37,087	$5,917	$1,083		$7,598		$36,489

52 weeks ended December 28, 2002:
Allowance for doubtful receivables(c)	$31,489	$8,997	$956	(a)	$14,418	(b)	$27,024
Provision for losses relating to leases on closed locations	5,000	1,454			678	(d)	5,776

	$36,489	$10,451	$956		$15,096		$32,800

(a)
Recoveries on accounts previously charged off

(b)
Accounts charged off

(c)
Includes current and non-current receivables

(d)
Payments of lease obligations

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003	NASH-FINCH COMPANY
	By	/s/ RON MARSHALL Ron Marshall Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on May 15, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ RON MARSHALL Ron Marshall, Chief Executive Officer (Principal Executive Officer) and Director	/s/ LEANNE M. STEWART LeAnne M. Stewart, Vice President and Corporate Controller (Principal Accounting Officer)
/s/ ROBERT B. DIMOND Robert B. Dimond, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ CAROLE F. BITTER* Carole F. Bitter, Director	/s/ WILLIAM H. WEINTRAUB* William H. Weintraub, Director
/s/ JERRY L. FORD* Jerry L. Ford, Director	/s/ JOHN H. GRUNEWALD* John H. Grunewald, Director
/s/ ROBERT F. NASH* Robert F. Nash, Director	/s/ LAURA STEIN* Laura Stein, Director
/s/ JOHN E. STOKELY* John E. Stokely, Director	/s/ WILLIAM R. VOSS* William R. Voss, Director
/s/ ALLISTER P. GRAHAM* Allister P. Graham, Director

*By	/s/ KATHLEEN E. MCDERMOTT Kathleen E. McDermott Attorney-in-fact

I, Ron Marshall, certify that:

        1.     I have reviewed this annual report on Form 10-K of Nash-Finch Company;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ RON MARSHALL
Name: Ron Marshall
Title: Chief Executive Officer

I, Robert B. Dimond, certify that:

        1.     I have reviewed this annual report on Form 10-K of Nash-Finch Company;

        2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.     The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ ROBERT B. DIMOND
Name: Robert B. Dimond
Title: Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended December 28, 2002

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference (IBR)
3.2	Amendment to Restated Certificate of Incorporation of the Company, effective May 29, 1986	IBR
3.3	Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987	IBR
3.4	Amendment to Restated Certificate of Incorporation of the Company, effective March 16, 2002	IBR
3.5	Bylaws of the Company, as amended effective April 15, 2002	Electronically (E)
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Norwest Bank Minnesota, National Association	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001	IBR
4.3	Indenture dated as of April 24, 1998 between the Company, the Guarantors, and U.S. Bank Trust National Association	IBR
4.4	Form of Company's 8.5% Senior Subordinated Notes due 2008 Series A	IBR
4.5	Form of Company's 8.5% Senior Subordinated Notes due 2008 Series B	IBR
4.6	First Supplemental Indenture of Trust dated as of June 10, 1999 between the Company, the Subsidiary Guarantors, Erickson's Diversified Corporation and U.S. Bank Trust National Association	IBR
4.7	Second Supplemental Indenture of Trust Dated as of January 31, 2000 between the Company, the Subsidiary Guarantors, Hinky Dinky Supermarkets, Inc., and U.S. Bank Trust National Association	IBR
4.8	Third Supplemental Indenture of Trust Dated as August 13, 2001 between the Company, the Subsidiary Guarantors, U Save Foods, Inc., and U.S. Bank Trust National Association	IBR
4.9	Fourth Supplemental Indenture of Trust Dated as February 25, 2003, between the Company, the Subsidiary Guarantors and U.S. Bank Trust National Association	IBR
10.1	Credit Agreement dated as of December 19, 2000 among the Company, Bankers Trust Company, as administrative agent, and various lenders	IBR

10.2	First Amendment, dated as of March 21, 2003, to the Credit Agreement dated as of December 19, 2000	IBR
10.3	Nash Finch Profit Sharing Trust Agreement (as restated effective January 1, 1994)	IBR
10.4	Excerpts from minutes of the February 19, 2002 meeting of the Board of Directors regarding director compensation	IBR
10.5	Form of Change in Control Agreement	E
10.6	Nash Finch Income Deferral Plan	IBR
10.7	Nash Finch 1994 Stock Incentive Plan, as amended	IBR
10.8	Nash Finch 2000 Stock Incentive Plan, as amended	IBR
10.9	Nash Finch 1995 Director Stock Option Plan, as amended	IBR
10.10	Nash Finch 1997 Non-Employee Director Stock Compensation Plan	IBR
10.11	Nash Finch 1999 Employee Stock Purchase Plan	IBR
10.12	Declaration of Amendment to Nash Finch Employee Stock Purchase Plan, dated as of March 28, 2003	E
10.13	Nash Finch Supplemental Executive Retirement Plan	IBR
10.14	Non-Statutory Stock Option Agreement dated as of June 1, 1998 between Nash Finch and Ron Marshall	IBR
10.15	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002	IBR
10.16	Nash Finch Performance Incentive Plan	IBR
14.1	Code of Ethics for Senior Financial Management	E
21.1	Subsidiaries of the Company	E
23.1	Consent of Ernst & Young LLP	E
24.1	Power of Attorney	E
99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002	E
99.2	Excerpts from Current Reports on Form 8-K	E

QuickLinks

Nash Finch Company Index
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
NASH FINCH COMPANY and SUBSIDIARIES Consolidated Summary of Operations Five years ended December 28, 2002 (not covered by Independent Auditors' Report)
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
NASH FINCH COMPANY AND SUBSIDIARIES Quarterly Financial Information (Unaudited)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
Option Grants During Fiscal 2002
Option Exercises in Fiscal 2002/Fiscal Year-End Option Values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
NASH FINCH COMPANY and SUBSIDIARIES Valuation and Qualifying Accounts Fiscal Years ended December 28, 2002, December 29, 2001 and January 1, 2000
SIGNATURES
NASH FINCH COMPANY EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K For Fiscal Year Ended December 28, 2002