Form 10-Q
period 2003-03-22
NASH FINCH CO
filed 2003-05-22
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve weeks ended March 22, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-785

NASH-FINCH COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	41-0431960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7600 France Avenue South,
P.O. Box 355
Minneapolis, Minnesota	55435
(Address of principal executive offices)	(Zip Code)

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

YES ☐                                                                                                           NO ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

As of May 13, 2003, 11,951,408 shares of Common Stock of the Registrant were outstanding.

Explanatory Note

On November 18, 2002, Nash Finch Company (the “Company”) announced a delay in the filing of its third quarter fiscal 2002 Form 10-Q because of a previously disclosed internal review of its practices and procedures with respect to certain promotional allowances provided to the Company that reduce the cost of sales.  The review was focused on how the Company assesses “count-recount” charges (see Part II, Item 8 of the December 28, 2002 Form 10-K under Note 3 – “Count-Recount Charges”), which was also the subject of a previously disclosed informal inquiry then being conducted by the staff of the Division of Enforcement of the Securities and Exchange Commission (the “SEC” or the “Commission”).

As a result of the delay, the Company received a Nasdaq Staff Determination on November 26, 2002 indicating that its failure to timely file its third quarter fiscal 2002 Form 10-Q violated Nasdaq Marketplace Rules and caused the Company’s securities to be subject to delisting by Nasdaq.  The Company requested and received a hearing before the Nasdaq Listing Qualifications Panel (“Nasdaq Panel”), which continued the listing of the Company’s securities subject to filing its third quarter fiscal 2002 Form 10-Q by March 19, 2003, and the Company’s Annual Report on Form 10-K for fiscal 2002 by March 28, 2003.  The delay in filing its third quarter fiscal 2002 Form 10-Q also resulted in a breach of a reporting covenant under the indenture for the Company’s  8 1/2% Senior Subordinated Notes due 2008 which, if unremedied, would have resulted in an event of default under both that indenture and the Company’s bank credit facility.  The Company obtained amendments to both the indenture and the bank credit facility to extend the deadlines for the Company to file the Company’s third quarter 2002 Form 10-Q, the Company’s 2002 Annual Report on Form 10-K, and this first quarter 2003 Form 10-Q (see Part II, Item 7 of the December 28, 2002 Form 10-K and Part I, Item 2 of this report, each under the caption “Liquidity and Capital Resources”).

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

Effective March 11, 2003, the Company's Audit Committee engaged Ernst & Young LLP as its independent auditors, and the Company sought a further extension of the filing deadlines from the Nasdaq Panel.  On March 24, 2003, the Company was notified that the Nasdaq Panel had agreed to extend the filing deadlines for the third quarter fiscal 2002 Form 10-Q to May 15, 2003, for the Company’s 2002 Annual Report on Form 10-K to May 30, 2003, and for this first quarter 2003 Form 10-Q to June 9, 2003.  These filing deadlines are the same as or earlier than those established in the amendments to the indenture and the bank credit facility.

The Company filed its Quarterly Report on Form 10-Q for the third quarter of Fiscal 2002 and its 2002 Annual Report on Form 10-K on May 15, 2003.  This Quarterly Report on Form 10-Q is being filed on May 22, 2003, satisfying the remaining Nasdaq deadline.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 22, 2003	March 23, 2002

Sales	$856,664	$894,575

Cost and expenses:
Cost of sales	756,640	788,639
Selling, general and administrative	74,447	78,691
Depreciation and amortization	9,440	9,307
Interest expense	10,791	6,647
Total costs and expenses	851,318	883,284

Earnings before income taxes and cumulative effect of change in accounting principle	5,346	11,291

Income tax expense	2,085	4,505

Earnings before cumulative effect of change in accounting principle	3,261	6,786

Cumulative effect of change in accounting principle, net of income tax benefits of $4,450		(6,960)
Net earnings (loss)	$3,261	$(174)

Basic earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.27	$0.58

Cumulative effect of change in accounting principle, net of income tax benefits	—	(0.59)
Net earnings (loss) per share	$0.27	$(0.01)

Diluted earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.27	$0.56

Cumulative effect of change in accounting principle, net of income tax benefits	—	(0.57)
Net earnings (loss) per share	$0.27	$(0.01)

Cash dividends per common share:	$—	$0.09

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	11,903	11,708
Diluted	11,963	12,112

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 22, 2003	December 28, 2002	March 23, 2002
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,538	$31,419	$1,539
Accounts and notes receivable, net	148,197	165,527	161,987
Inventories	250,447	245,477	260,193
Prepaid expenses	14,322	12,335	13,460
Deferred tax assets	11,292	13,523	12,403
Total current assets	438,796	468,281	449,582

Investments in affiliates	180	556	556
Notes receivable, net	33,616	32,596	41,528

Property, plant and equipment:
Land	25,477	25,500	26,829
Buildings and improvements	155,579	155,865	157,854
Furniture, fixtures and equipment	324,958	323,201	319,771
Leasehold improvements	76,226	75,360	69,183
Construction in progress	4,313	7,169	7,204
Assets under capitalized leases	42,040	42,040	42,040
	628,593	629,135	622,881
Less accumulated depreciation and amortization	(366,076)	(360,615)	(349,553)
Net property, plant and equipment	262,517	268,520	273,328

Goodwill, net	150,053	148,028	139,217
Investment in direct financing leases	14,214	14,463	13,257
Deferred tax asset, net	—	467	7,536
Other assets	15,062	15,011	17,184
Total assets	$914,438	$947,922	$942,188

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$10,595	$27,076	$16,469
Current maturities of long-term debt and capitalized lease obligations	7,035	7,497	6,482
Accounts payable	185,287	170,542	223,687
Accrued expenses	100,977	94,068	91,149
Income taxes	9,410	10,073	9,703
Total current liabilities	313,304	309,256	347,490

Long-term debt	317,836	357,592	328,364
Capitalized lease obligations	46,582	47,784	47,607
Other liabilities	11,715	11,811	13,933
Commitments and Contingencies
Stockholders’ equity:
Preferred stock - no par value Authorized 500 shares; none issued	—	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 12,012, 12,012 and 11,966 shares, respectively	20,021	20,021	19,944
Additional paid-in capital	26,344	26,275	25,408
Restricted stock	(762)	(894)	(1,405)
Accumulated other comprehensive income	(7,447)	(7,507)	(2,232)
Retained earnings	187,906	184,645	164,073
	226,062	222,540	205,788
Less cost of 70, 70 and 71 shares of common stock in treasury, respectively	(1,061)	(1,061)	(994)
Total stockholders’ equity	225,001	221,479	204,794

Total liabilities and stockholders’ equity	$914,438	$947,922	$942,188

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Twelve Weeks Ended
	March 22, 2003	March 23, 2002
Operating activities:
Net earnings (loss)	$3,261	$(174)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,440	9,307
Amortization of deferred financing costs	260	263
Amortization of rebatable loans	68	15
Provision for bad debts	1,437	940
Cumulative effect of change in accounting principle	—	6,960
Deferred income tax expense	2,769	2,371
LIFO charge	400	923
Impairments	390	—
Loss / (gain) on sale of assets	(173)	(23)
Other	(95)	317
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	17,784	5,948
Inventories	(2,533)	6,839
Prepaid expenses	(1,714)	1,550
Accounts payable	13,391	7,195
Accrued expenses	6,052	(5,298)
Income taxes	(663)	(1,679)
Other assets and liabilities	(523)	(452)
Net cash provided by operating activities	49,551	35,002

Investing activities:
Proceeds from the sale of property, plant and equipment	751	208
Additions to property, plant and equipment	(3,664)	(7,468)
Business acquired, net of cash	(2,054)	(3,356)
Loans to customers	(3,264)	(1,394)
Payments from customers on loans	1,584	1,259
Other	2	2,000
Net cash used in investing activities	(6,645)	(8,751)

Financing activities:
(Payment) proceeds of revolving debt	(39,400)	8,000
Dividends paid	—	(1,070)
Payments of long-term debt	(3,375)	(410)
Payments of capitalized lease obligations	(531)	(489)
Decrease in outstanding checks	(16,481)	(41,281)
Other	—	71

Net cash used in financing activities	(59,787)	(35,179)
Net decrease in cash	(16,881)	(8,928)
Cash and cash equivalents at beginning of period	31,419	10,467
Cash and cash equivalents at end of period	$14,538	$1,539

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$—	$1,180

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 22, 2003

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form  10-K for the year ended December 28, 2002.

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 22, 2003, December 28, 2002 and March 23, 2002, and the results of operations and changes in cash flows for the twelve weeks ended March 22, 2003 and March 23, 2002.  All material intercompany accounts and transactions have been eliminated in the unaudited condensed consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

As previously disclosed, effective October 5, 2002, the Company reclassified its treatment of facilitated services, which include invoicing and payment services, where it acts as a processing agent for its independent retailers.  Prior to the reclassification, amounts invoiced to independent retailers by the Company for facilitated services were recorded as sales and the related amounts due and paid by the Company to its vendors were recorded as cost of sales.  The reclassification reduced cost of sales by $22.8 million and $26.2 million for the twelve weeks ended March 22, 2003 and March 23, 2002, respectively.  The reclassification did not have an impact on gross profit, earnings before income taxes, net earnings, cash flows or financial position.

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

In the case of performance-based allowances, the allowance or rebate is based on the Company’s completion of some specific activity, such as purchasing or selling product during a certain time period.  This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking quantities of product sold, slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities.  The billing for these performance-based allowances is normally in the form of a “bill-back” in which case the Company is invoiced at the regular price with the understanding that the Company may bill back the vendor for the requisite allowance when the performance is satisfied.

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

Note 3 - Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $45.9 million, $45.5 million and $48.7 million higher at March 22, 2003, December 28, 2002 and March 23, 2002, respectively.  For the twelve week periods ending March 22, 2003 and March 23, 2002, the Company recorded LIFO charges of $0.4 million and $0.9 million, respectively.

Note 4 – Stock Option Plans

As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.  As a result, the Company does not recognize compensation costs if the option price equals or exceeds market price at date of grant. The following table illustrates the effect on net income and earnings per share for the first 12 weeks of 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (In thousands, except per share amounts):

	Twelve Weeks Ended
	March 22, 2003	March 23, 2002
Reported net earnings (loss)	$3,261	$(174)
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of tax	(238)	(232)
Adjusted net earnings (loss)	$3,023	$(406)
Reported basic earnings (loss) per share	$0.27	$(0.01)
Adjusted basic earnings (loss) per share	$0.25	$(0.03)
Reported diluted earnings (loss) per share	$0.27	$(0.01)
Adjusted diluted earnings (loss) per share	$0.25	$(0.03)

Note 5 – Other Comprehensive Income

Comprehensive income is as follows (In thousands):

	Twelve Weeks Ended
	March 22, 2003	March 23, 2002
Net earnings (loss):	$3,261	$(174)
Unrealized gain, net of tax	37	174
Comprehensive income	$3,298	$—

During 2003 and 2002, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS No. 133.

Note 6 – Recently Adopted and Issued Accounting Standards

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, (SFAS No. 145).  SFAS No. 145 allows only gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements.  SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.  SFAS No. 145 became effective for the Company in the first quarter of fiscal 2003 and did not have a material effect on the Company’s consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

In January 2003, the EITF concluded that new vendor arrangements, including modifications of existing arrangements entered into after December 31, 2002, should apply the provisions outlined in EITF No. 02-16.  In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of a change in accounting principle.  The Company elected to early adopt the provisions of EITF No. 02-16 in the fourth quarter of 2002, retroactive to the beginning of fiscal 2002 and recognized a charge of $7.0 million, net of income taxes of $4.4 million, which represented the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (FIN 45).  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted FIN 45 on December 29, 2002 and such adoption did not have a material effect on its results of operations or financial position.

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

Note 7 – Segment Reporting

A summary of the major segments of the business is as follows:

(In thousands)

 Twelve weeks ended March 22, 2003

	Food Distribution	Retail	Military	Totals
Revenue from external customers	$388,448	$221,457	$246,759	$856,664
Inter-segment revenue	117,556	—	—	117,556
Segment profit	11,203	7,237	6,676	25,116

Twelve weeks ended March 23, 2002

	Food Distribution	Retail	Military	Totals
Revenue from external customers	$425,911	$237,830	$230,834	$894,575
Inter-segment revenue	128,628	—	—	128,628
Segment profit	13,292	8,952	7,152	29,396

Reconciliation to statements of operations:

(In thousands)

Twelve weeks ended March 22, 2003 and March 23, 2002

Profit and loss	2003	2002
Total profit for segments	$25,116	$29,396
Unallocated amounts:
Adjustment of inventory to LIFO	(400)	(923)
Unallocated corporate overhead	(19,370)	(17,182)
Earnings before income taxes and cumulative effect of change in accounting principle	$5,346	$11,291

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

Sales by the Company (also referred to as “we” or “us”) for the twelve weeks ended March 22, 2003 were $856.7 million compared to $894.6 million for the same period last year, reflecting a decrease of $37.9 million or 4.2%.  The distribution of sales by segment is as follows:

Operating Segments	2003		2002
Food distribution	$388.4	45.3%	$425.9	47.6%
Retail	221.5	25.9%	237.8	26.6%
Military	246.8	28.8%	230.9	25.8%
	$856.7	100.0%	$894.6	100.0%

Food distribution sales for the twelve weeks ended March 22, 2003 decreased $37.5 million or 8.8% compared to the prior year period due to continued difficult economic conditions, the loss of marginal accounts we chose to no longer service and soft sales and store closings experienced by independent retailers because of increased competition in certain markets.

Retail segment sales for the twelve weeks ended March 22, 2003 decreased $16.3 million or 6.9% compared to the prior year period. Same store sales, which compares retail sales for stores which were in operation for the same number of weeks in the comparative periods, declined by 11.0% for the twelve weeks ended March 22, 2003 relative to the twelve weeks ended March 23, 2002.  The decline is attributed to the intense level of competition throughout our retail marketing areas, largely reflecting the growth of supercenter competition, and retail customers trading down and/or purchasing less in conventional supermarket channels.  As a result of the competitive environment, we do not expect any significant improvement in same store sales comparisons prior to the fourth quarter of fiscal 2003.

During the first quarter of fiscal 2003, we opened our third AVANZATM store in Denver, Colorado.  This format is designed to service the Hispanic market, which we believe is under-served by conventional grocery stores.  We expect to open additional AVANZA stores in Pueblo, Colorado and Chicago, Illinois later this year.  We closed two underperforming Buy•n•Save® stores during the quarter, reducing to six the total number of these stores serving low income, value conscious consumers.

Military segment sales for the twelve weeks ended March 22, 2003 increased $15.9 million or 6.9% over the prior year period.  The increase is primarily attributed to the positive impact of the military deployment in the Middle East.  This trend is not expected to continue as a result of the end of the war in Iraq.

Gross Profit

Gross profit was relatively flat for the twelve weeks ended March 22, 2003 at 11.7% of sales compared to 11.8% for the same period last year.  The decrease is primarily attributed to an increase in the percentage of our overall sales that is derived from our military segment, which operates at a lower gross profit margin than our food distribution and retail segments.  For the twelve weeks ended March 22, 2003, gross margins included a LIFO charge of $0.4 million compared to a charge of $0.9 million for the same period last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $74.4 million for the twelve weeks ended March 22, 2003 compared to $78.7 million for the same period last year, a decline of 5.5%.  These expenses represented 8.7% and 8.8% of sales in the respective periods.  The decrease in selling, general and administrative expenses is primarily attributed to an increase in the percentage of our overall sales that is derived from our military segment, which incurs fewer selling, general and administrative expenses as a percentage of sales than do our food distribution and retail segments.  The impact of this shift in revenue mix was lessened, however, by temporary expense increases associated with the process of consolidating two military segment warehouses into one, a process scheduled to be completed by June 2003.

Depreciation and Amortization Expense

Depreciation and amortization expense was relatively flat for the twelve weeks ended March 22, 2003 at $9.4 million as compared to $9.3 million for the same period last year, reflecting an increase of 1.1%.

Interest Expense

Interest expense for the twelve weeks ended March 22, 2003 was $10.8 million compared to $6.6 million for the same period last year, reflecting an increase of $4.2 million, or 63.6%.  The increase in interest expense is primarily attributed to $2.5 million paid to our bondholders and $1.3 million paid to our bank lenders as consideration for waivers to extend the filing of our third quarter Form 10-Q for fiscal 2002, our Form 10-K for fiscal 2002 and this Form 10-Q.  In addition, our average borrowing rate (including the impact of our interest rate swap agreements) under the bank credit facility, which consists of a $100 million term loan and $150 million in revolving credit, was 4.9% for the twelve weeks ended March 22, 2003 compared to 4.4% for the same period last year.  Our average borrowing levels with respect to the bank credit facility were relatively flat for the twelve weeks ended March 22, 2003 compared to the same period last year.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate for the twelve weeks ended March 22, 2003 was 39.0% compared to 39.9% for the same period last year.  The reduction in the effective rate is primarily attributed to a higher proportion of taxable income being generated in lower tax jurisdictions.

Cumulative Effect of Change in Accounting Principle

We adopted the provisions of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received From a Vendor” as of the beginning of fiscal 2002.  The cumulative effect at the beginning of fiscal 2002 was a charge of $7.0 million, net of income taxes of

$4.4 million.  The cumulative effect of a change in accounting principle has been presented in our consolidated statement of income for the twelve weeks ended March 23, 2002.

Net Earnings

Net earnings for the twelve weeks ended March 22, 2003 were $3.3 million, or $0.27 per diluted share, compared to a net loss of $0.2 million, or ($0.01) per diluted share, for the twelve weeks ended March 23, 2002.  Excluding the waiver fees paid to our bondholders and our bank lenders during the twelve weeks ended March 22, 2003 and the cumulative effect of a change in accounting principle due to the adoption of EITF No. 02-16 for the twelve weeks ended March 23, 2002, adjusted earnings and adjusted diluted earnings per share (which are non-GAAP financial measures) are as follows:

	March 22, 2003	March 23, 2002

Reported net earnings:	$3,261	$(174)
Debt waiver fees, net of income taxes of $1,496	2,339	—
Cumulative effect of change in accounting principle, net of income taxes	—	6,960
Adjusted earnings	$5,600	$6,786

Diluted earnings per share:
Reported earnings per share	$0.27	$(0.01)
Debt waiver fees, net of income taxes	0.20	—
Cumulative effect of change in accounting principle, net of income taxes	—	0.57
Adjusted earnings per share	$0.47	$0.56

We believe that the presentation of adjusted earnings and adjusted earnings per diluted share provides useful information to investors in that it enhances the comparability of results of operations between the first quarters of 2003 and 2002 by excluding charges that have not occurred within the past two years and are not expected to occur within the next two years.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in applying certain critical accounting policies.  Critical accounting policies are those that require the most subjective and complex judgments.

On an on-going basis, the Company evaluates its estimates utilizing historic experience, consultation with experts and other methods the Company considers reasonable.  In any case, actual results may differ significantly from the Company’s estimates.  Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known (See Part II, Item 7 under the caption “Critical Accounting Policies” of our Form 10-K for the year ended December 28, 2002 for additional discussion).

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our capital needs through a combination of internal and external sources.  These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.

Operating cash flows were $49.6 million for the twelve weeks ended March 22, 2003 compared to $35.0 million for the same period last year.  The change in cash flows from operating activities is primarily due to the change in operating assets and liabilities.  Accounts receivable decreased by $17.8 million and accounts payable increased by $13.4 million, for the twelve weeks ended March 22, 2003 due to the timing of payments received and paid, respectively, compared to a decrease in accounts receivable and an increase of accounts payable of $5.9 million and $7.2 million, respectively, for the same period last year.  Accrued expenses increased by $6.1 million for the twelve weeks ended March 22, 2003 compared to a $5.3 million decrease for the same period last year.  The change in accrued expenses is primarily due to the timing of the payment of annual bonuses and profit sharing plan contributions.

Cash used in investing activities was $6.6 million for the twelve weeks ended March 22, 2003 compared to $8.8 million for the same period last year.  Investing activities for the twelve weeks ended March 22, 2003 consisted primarily of $3.7 million in capital expenditures, $2.1 million in acquisition costs and $1.7 million of new loans to customers, net of payments on loans from customers.  Prior year investing activity consisted primarily of $7.5 million in capital expenditures and $3.4 million in acquisition costs.

Cash used in financing activities was $59.8 million for the twelve weeks ended March 22, 2003 compared to $35.2 million for the same period last year.  This change is primarily due to payments made on the credit facility of $39.4 million for the twelve weeks ended March 22, 2003 compared to proceeds received of $8.0 million for the twelve weeks ended March 23, 2002.  This change was offset by the decrease in outstanding check balance of $16.5 million for the twelve weeks ended March 22, 2003 compared to a decrease of $41.3 million for the twelve weeks ended March 23, 2002.

At March 22, 2003 total debt, including capitalized leases was $371.5 million compared to $412.9 million at December 28, 2002 and $382.5 million as of March 23, 2002.  Amounts outstanding under the revolving credit facility were $40.0 million at March 22, 2003, $79.4 million at December 28, 2002 and $48.0 million at March 23, 2002.

Our revolving credit facility contains various restrictive covenants.  The agreement contains financial covenants which, among other matters, require us to maintain predetermined ratio levels related to interest coverage, fixed charge coverage, leverage and working capital.  Several of these covenants are based on EBITDA with some adjustments (Adjusted EBITDA).  Adjusted EBITDA is a non-GAAP financial measure that is defined as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, and non-cash LIFO and other charges (such as closed store lease costs and retail impairments).  Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity.  It is provided as additional information relative to our debt covenants.

As of March 22, 2003, we were in compliance with all Adjusted EBITDA-based debt covenants as defined in our credit agreement.  The following is a summary of the calculation of Adjusted EBITDA (In thousands) for the twelve week periods ended March 22, 2003 and March 23, 2002:

	Twelve Weeks
	March 22, 2003	March 23, 2002
Earnings before income taxes and cumulative effect of change in accounting principle	$5,346	$11,291
Add (Deduct):
LIFO	400	923
Depreciation and amortization	9,440	9,307
Interest expense	10,791	6,647
Impairments	390	—
Closed store lease costs	354	—
Gains on sale of real estate	(66)	(7)

Total Adjusted EBITDA	$26,655	$28,161

Borrowings under the credit facility are collateralized by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements. The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase its stock, make capital expenditures and make loans or advances to others, including customers.

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

On February 28, 2003 we announced that holders of more than 51% of our Senior Subordinated Notes agreed to waive the default under the Indenture. The waiver required us to file our Form 10-Q for the third fiscal quarter of 2002 by May 15, 2003. Such holders also agreed to extend the time for us to file our Form 10-K for our fiscal year ended December 28, 2002 until May 30, 2003 and this Form 10-Q for the first fiscal quarter ended March 22, 2003 until June 15, 2003. In consideration for the waiver, we paid a fee to the bondholders equal to 1.5% of the outstanding principal amount of the notes.

On March 26, 2003, we announced that the requisite number of bank lenders under our revolving credit facility had agreed to extend until June 15, 2003 the deadline for submission to the lenders of our audited fiscal 2002 financial statements. The credit agreement had originally called for us to provide to our lenders our audited financial statements for fiscal 2002 by March 28, 2003. In consideration for the amendment to the credit facility, we paid a fee to the bank lenders equal to 0.5% of the sum of our revolving loan commitments and aggregate outstanding term loans as of the effective date of the amendment. With the filing of this Quarterly Report on Form 10-Q, we have complied with the revised reporting deadlines under the Indenture and the credit facility.

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At March 22, 2003 we had three outstanding interest rate swap agreements which commenced on December 6, 2001, July 26, 2002 and December 6, 2002, respectively to manage interest rates on a portion of our long-term debt.  The agreements expire on June 6, 2003, September 25, 2004 and October 6, 2004 with notional amounts of $35 million, $50 million and $35 million, respectively.  The agreements call for an exchange of interest payments with us making payments based on fixed rates of 2.97%, 2.75% and 3.5% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.  In addition, we are using a commodity swap agreement to reduce price risk associated with anticipated purchases of diesel fuel.  The commodity swap agreement, with a notional amount of 3,500 barrels per month, or approximately 40% of our monthly fuel consumption, expires in August 2003.

We believe that borrowing under the revolving credit facility, cash flows from operating activities and lease financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations for the foreseeable future.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause material differences include the following:

•                    the effect of competition on the Company’s distribution and retail businesses;

•                    general economic conditions;

•                    credit risk from financial accommodations extended to customers;

•                    risks entailed by expansion, affiliations and acquisitions;

•                    limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•                    changes in vendor promotions or allowances;

•                    changes in consumer spending and buying patterns;

•                    the ability to execute plans to improve retail operations and to enhance wholesale operations;

•                    adverse determinations or developments with respect to litigation, other legal proceedings or the SEC investigation; and

•                    the success or failure of new business ventures or initiatives.

These factors are discussed more fully in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, under the caption “Cautionary Factors.”  You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to revise or update publicly any forward-looking statements.  You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.

NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, (SFAS No. 145).  SFAS No. 145 allows only gains and losses on the extinguishment of debt that meet the criteria of extraordinary items to be treated as such in the financial statements.  SFAS No. 145 also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.  SFAS No. 145 became effective for us in the first quarter of fiscal 2003 and did not have a material effect on our financial statements.

Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a customer (Including a Reseller) for Cash Consideration Received from a Vendor,” addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

In January 2003, the EITF concluded that new vendor arrangements, including modifications of existing arrangements entered into after December 31, 2002, should apply the provisions outlined in EITF No. 02-16.  In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of a change in accounting principle.  We elected to early adopt the provisions of EITF No. 02-16 in the fourth quarter of 2002, retroactive to the beginning of fiscal 2002 and recognized a charge of $7.0 million, net of income taxes of $4.4 million, which represented the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (FIN 45).  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 29, 2002.  The disclosure requirements became effective for financial statements of interim or annual periods ending after December 15, 2002.  We adopted FIN 45 on December 31, 2002 and such adoption did not have a material effect on its results of operations or financial position.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”.  FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003, regardless of when the variable interest was created.  We are currently evaluating the impact the adoption of FIN No. 46 will have on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel.  We use interest rate and commodity swap agreements to manage our risk exposure (See Part II, Item 7 of our December 28, 2002 Form 10-K and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

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

PART II - OTHER INFORMATION

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits filed with this Form 10-Q:

99.1                           Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

On May 13, 2003, the Company furnished a Form 8-K reporting in accordance with “Item 12 – Results of Operations and Financial Condition”:

The Company announced its results for the third and fourth quarters of its fiscal year 2002 and for its full fiscal year 2002 ended December 28, 2002.

On April 1, 2003, the Company filed a Form 8-K reporting under “Item 5 – Other Information and Regulation FD Disclosure”:

The Company announced that an amendment to the credit agreement between the Company and its bank lenders became effective on March 27, 2003.  The amendment extends from March 28, 2003 until June 15, 2003 the deadline for submission to the lenders of the Company’s audited fiscal 2002 financial statements.

On March 25, 2003, the Company filed a Form 8-K reporting under “Item 5 – Other Information and Regulation FD Disclosure”:

The Company announced that the Nasdaq Listing Qualifications Panel has agreed to extend the deadlines for the filing by the Company of its periodic reports for the third quarter 2002, fiscal 2002 and first quarter 2003.

On March 14, 2003, the Company filed a Form 8-K reporting under “Item 4 – Changes in Registrant’s Certifying Accountants” and “Item 5 – Other Information and Regulation FD Disclosure”:

The Company announced that effective March 11, 2003, the Company’s Audit Committee engaged Ernst & Young LLP as the principal accountant to audit the Company’s financial statements beginning with its financial statements for the year ending December 28, 2002.  In addition the Company announced that the staffs of the SEC’s Office of the Chief Accountant and Division of Corporation Finance had indicated that, based on the Company’s oral and written representation, they would not object at that time to the Company’s accounting for count-recount charges.

On March 5, 2003, the Company filed a Form 8-K reporting under “Item 5 – Other Information and Regulation FD Disclosure”:

The Company announced that holders of more than 51% of the Company’s $165 million 8 1/2% Senior Subordinated Notes due 2008 (the “Notes”) had agree to waive the previously reported default under the Indenture for the Notes resulting from the Company’s failure to file certain reports with the Securities and Exchange Commission.

On February 14, 2003, the Company furnished a Form 8-K reporting under “Item 9 – Regulation FD Disclosure”:

The Company announced that it was notified on February 13, 2003 by the Trustee for the Company’s $165 million 8.5% Senior Subordinated Notes due 2008, that a default had occurred under the Indenture as a result of the Company’s failure to file certain financial reports with the Securities and Exchange Commission.

On February 4, 2003, the Company filed a Form 8-K reporting under “Item 4 – Changes in Registrant’s Certifying Accountant” and “Item 5 – Other Events and Required FD Disclosure”:

The Company announced that Deloitte & Touche LLP resigned as the independent accountants of the Company.  In addition, the Company announced that the staff of the Division of Enforcement of the Commission had approved a formal order of investigation of the Company.

On January 22, 2003, the Company filed a Form 8-K reporting under “Item 5 – Other Events and Regulation FD Disclosure”:

The Company announced that it received a determination from the Nasdaq Listing Qualifications Panel to continue the listing of the Company’s securities on the Nasdaq National Market.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

	By	/s/ Ron Marshall
Ron Marshall
Chief Executive Officer

	By	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

Date: May 22, 2003

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

Date: May 22, 2003	By:	/s/ Ron Marshall
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

Date: May 22, 2003	By:	/s/ Robert B. Dimond
Name: Robert B. Dimond
Title: Executive Vice President and
Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Twelve Weeks Ended March 22, 2003

Item No.	Item	Method of Filing
99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.