Form 10-K/A
period 2002-12-28
NASH FINCH CO
filed 2003-05-27
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (952) 832-0534

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.66⅔ per share Common Stock Purchase Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 15, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $342,655,096, based on the last reported sale price of $29.50 on the NASDAQ National Market on the last trading day prior to such date.

As of April 30, 2003, 11,943,217 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

AMENDMENT NO. 1

TO

ANNUAL REPORT ON FORM 10-K

The Report of Independent Auditors on page 34 of Nash Finch Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (the “Report”) is hereby amended to include the conformed signature of Ernst & Young LLP, which was inadvertently omitted from the May 15, 2003 electronic filing of the Report.  No other changes have been made to the financial statements and other information included in Part II, Item 8 – “Financial Statements and Supplementary Data” of the Report in which the Report of Independent Auditors appears.  As amended, the Report of Independent Auditors reads as follows:

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Nash Finch Company:

We have audited the accompanying consolidated balance sheets of Nash Finch Company and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

May 12, 2003	/s/ Ernst & Young LLP
Minneapolis, Minnesota

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 27, 2003	NASH-FINCH COMPANY

	By	/s/ Robert B.Dimond
Robert B. Dimond
Executive Vice President, Chief Financial Officer

I, Ron Marshall, certify that:

1.      I have reviewed this amended annual report on Form 10-K/A of Nash-Finch Company;

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

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 27, 2003	By:	/s/ Ron Marshall
Name: Ron Marshall
Title: Chief Executive Officer

I, Robert B. Dimond, certify that:

1.     I have reviewed this amended annual report on Form 10-K/A of Nash-Finch Company;

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

(b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 27, 2003	By:	/s/ Robert B. Dimond
Name: Robert B. Dimond
	Title:	Executive Vice President and Chief Financial Officer