Form 10-Q
period 2003-06-14
NASH FINCH CO
filed 2003-07-17
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve weeks ended June 14, 2003

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

Yes  ☒  No  ☐

As of July 16, 2003, 11,955,327 shares of Common Stock of the Registrant were outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002

Sales	$888,612	$908,266	$1,745,276	$1,802,841

Cost and expenses:
Cost of sales	785,031	796,797	1,541,671	1,585,436
Selling, general and administrative	74,994	79,858	149,441	158,549
Depreciation and amortization	9,642	9,165	19,082	18,472
Interest expense	7,035	6,651	17,826	13,298
Total costs and expenses	876,702	892,471	1,728,020	1,775,755

Earnings before income taxes and cumulative effect of change in accounting principle	11,910	15,795	17,256	27,086

Income tax expense	4,645	6,302	6,730	10,807

Earnings before cumulative effect of change in accounting principle	7,265	9,493	10,526	16,279

Cumulative effect of change in accounting principle, net of income tax benefits of $4,450	—	—	—	(6,960)
Net earnings	$7,265	$9,493	$10,526	$9,319

Basic earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.61	$0.80	$0.88	$1.39

Cumulative effect of change in accounting principle, net of income tax benefits	—	—	—	(0.60)
Net earnings per share	$0.61	$0.80	$0.88	$0.79

Diluted earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.61	$0.78	$0.88	$1.34

Cumulative effect of change in accounting principle, net of income tax benefits	—	—	—	(0.57)
Net earnings per share	$0.61	$0.78	$0.88	$0.77

Cash dividends per common share:	$0.18	$0.09	$0.18	$0.18

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	11,906	11,795	11,904	11,752
Diluted	11,983	12,196	11,973	12,154

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 14, 2003	December 28, 2002	June 15, 2002
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,398	$31,419	$1,501
Accounts and notes receivable, net	148,787	165,527	165,974
Inventories	245,339	245,477	245,826
Prepaid expenses	15,172	12,335	12,975
Deferred tax assets	9,405	13,523	11,528
Total current assets	427,101	468,281	437,804

Investments in affiliates	20	556	556
Notes receivable, net	30,751	32,596	38,110

Property, plant and equipment:
Land	25,452	25,500	26,828
Buildings and improvements	156,049	155,865	158,540
Furniture, fixtures and equipment	325,971	323,201	319,906
Leasehold improvements	78,499	75,360	71,256
Construction in progress	7,676	7,169	7,977
Assets under capitalized leases	42,040	42,040	42,040
	635,687	629,135	626,547
Less accumulated depreciation and amortization	(372,284)	(360,615)	(355,253)
Net property, plant and equipment	263,403	268,520	271,294

Goodwill, net	150,053	148,028	139,721
Investment in direct financing leases	13,959	14,463	13,017
Deferred tax asset, net	—	467	2,407
Other assets	14,441	15,011	16,495
Total assets	$899,728	$947,922	$919,404

Liabilities and Stockholders' Equity
Current liabilities:
Outstanding checks	$5,108	$27,076	$13,408
Current maturities of long-term debt and capitalized lease obligations	7,046	7,497	6,738
Accounts payable	175,214	170,542	216,626
Accrued expenses	89,004	94,068	83,293
Income taxes payable	10,954	10,073	7,377
Total current liabilities	287,326	309,256	327,442

Long-term debt	323,343	357,592	320,792
Capitalized lease obligations	45,962	47,784	47,027
Other liabilities	12,908	11,811	10,783
Commitments and Contingencies
Stockholders equity:
Preferred stock - no par value Authorized 500 shares; none issued	—	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 12,012, 12,012 and 11,981 shares, respectively	20,021	20,021	19,969
Additional paid-in capital	26,458	26,275	25,643
Restricted stock	(676)	(894)	(1,252)
Accumulated other comprehensive income	(7,638)	(7,507)	(2,479)
Retained earnings	193,021	184,645	172,494
	231,186	222,540	214,375
Less cost of 57, 70 and 68 shares of common stock in treasury, respectively	(997)	(1,061)	(1,015)
Total stockholders equity	230,189	221,479	213,360

Total liabilities and stockholders equity	$899,728	$947,922	$919,404

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Twenty-Four Weeks Ended
	June 14, 2003	June 15, 2002
Operating activities:
Net earnings	$10,526	$9,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,082	18,472
Amortization of deferred financing costs	521	524
Amortization of rebatable loans	728	318
Provision for bad debts	2,881	1,790
Cumulative effect of change in accounting principle	—	6,960
Deferred income tax expense	6,177	8,375
LIFO charge	800	1,323
Impairments	390	—
Gain on sale of property, plant & equipment	(413)	(117)
Other	(161)	43
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	17,955	153
Inventories	2,175	20,806
Prepaid expenses	(2,564)	2,035
Accounts payable	3,318	134
Accrued expenses	(6,112)	(13,401)
Income taxes payable	881	(4,005)
Other assets and liabilities	(364)	(2,525)
Net cash provided by operating activities	55,820	50,204

Investing activities:
Disposal of property, plant and equipment	1,449	629
Additions to property, plant and equipment	(14,289)	(14,441)
Business acquired, net of cash	(2,054)	(3,356)
Loans to customers	(4,142)	(1,609)
Payments from customers on loans	2,717	5,785
Other	4	2,025
Net cash used in investing activities	(16,315)	(10,967)

Financing activities:
Payment of revolving debt	(33,400)	—
Dividends paid	(2,150)	(2,142)
Payments of long-term debt	(3,946)	(990)
Payments of capitalized lease obligations	(1,062)	(987)
Decrease in outstanding checks	(21,968)	(44,342)
Other	—	258

Net cash used in financing activities	(62,526)	(48,203)
Net decrease in cash and cash equivalents	(23,021)	(8,966)
Cash and cash equivalents at beginning of the period	31,419	10,467
Cash and cash equivalents at end of the period	$8,398	$1,501

Supplemental disclosure of cash flow information:
Non cash investing and financing activities Purchase of real estate under capital leases	$—	$1,180

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

June 14, 2003

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

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 14, 2003, December 28, 2002 and June 15, 2002, and the results of operations and changes in cash flows for the twelve and twenty-four weeks ended June 14, 2003 and June 15, 2002.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

As previously disclosed, effective October 5, 2002, the Company reclassified its treatment of facilitated services, which include invoicing and payment services, where it acts as a processing agent for its independent retailers.  Prior to the reclassification, amounts invoiced to independent retailers by the Company for facilitated services were recorded as sales and the related amounts due and paid by the Company to its vendors were recorded as cost of sales.  The reclassification reduced both sales and cost of sales by $24.4 million and $28.8 million for the twelve weeks ended June 14, 2003 and June 15, 2002, respectively.  For the twenty-four weeks ended June 14, 2003 and June 15, 2002, both sales and cost of sales were reduced by $47.3 million and $55.1 million, respectively. The reclassification did not have an impact on gross profit, earnings before income taxes, net earnings, cash flows or financial position.

Certain other reclassifications have been made to the prior period financial statements.  These reclassifications had no impact on net income, earnings per share or stockholders’ equity.

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

Note 3 - Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $46.3 million, $45.5 million and $49.0 million higher at June 14, 2003, December 28, 2002 and June 15, 2002, respectively.  For the twelve weeks ending June 14, 2003 and June 15, 2002, the Company recorded LIFO charges of $0.4 million and $0.3 million, respectively.  For the twenty-four weeks ending June 14, 2003 and June 15, 2002, the Company recorded LIFO charges of $0.8 million and $1.2 million, respectively.

Note 4 – Stock Option Plans

As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation.  As a result, the Company does not recognize compensation costs if the option price equals or exceeds market price at date of grant. The following table illustrates the effect on net income and earnings per share for the twelve and twenty-four weeks ended June 14, 2003 and June 15, 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002
Reported net earnings	$7,265	$9,493	$10,526	$9,319
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of tax	$(318)	$(269)	$(558)	$(501)
Adjusted net earnings	$6,947	$9,224	$9,968	$8,818
Reported basic earnings per share	$0.61	$0.80	$0.88	$0.79
Adjusted basic earnings per share	$0.58	$0.78	$0.84	$0.75
Reported diluted earnings per share	$0.61	$0.78	$0.88	$0.77
Adjusted diluted earnings per share	$0.58	$0.76	$0.83	$0.73

Note 5 – Other Comprehensive Income

Comprehensive income is as follows (in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002

Net earnings:	$7,265	$9,493	$10,526	$9,319
Unrealized gain, net of tax	(117)	(150)	(80)	24
Comprehensive income	$7,148	$9,343	$10,446	$9,343

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

In January 2003, the EITF concluded that new vendor arrangements, including modifications of existing arrangements entered into after December 31, 2002, should apply the provisions outlined in EITF No. 02-16.  In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of a change in accounting principle.  The Company elected to early adopt the provisions of EITF No. 02-16 in the fourth quarter of 2002, retroactive to the beginning of fiscal 2002 and recognized a charge of $7.0 million, net of income taxes of $4.4 million, which represented the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002.  This adoption also resulted in the reclassification of our net cooperative advertising income in fiscal 2002 from selling, general, and administrative expense to cost of sales retroactively as of the beginning of fiscal 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN No. 46).  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46’s consolidation requirements apply immediately to variable entities created or acquired after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003, which for the Company is the fourth quarter of fiscal 2003.  The Company is currently evaluating the impact the adoption of FIN No. 46 will have on the consolidated financial statements.

Note 7 – Segment Reporting

A summary of the major segments of the business is as follows:

(In thousands)

 Twelve weeks ended June 14, 2003

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$420,740	$220,019	$247,853	$888,612
Inter-segment revenue	113,940	—	—	113,940
Segment profit	13,585	9,955	6,695	30,235

Twelve weeks ended June 15, 2002

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$427,931	$245,073	$235,262	$908,266
Inter-segment revenue	130,706	—	—	130,706
Segment profit	16,298	9,952	7,499	33,749

Twenty-four weeks ended June 14, 2003

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$809,188	$441,476	$494,612	$1,745,276
Inter-segment revenue	231,496	—	—	231,496
Segment profit	24,788	17,192	13,371	55,351

Twenty-four weeks ended June 15, 2002

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$853,842	$482,903	$466,096	$1,802,841
Inter-segment revenue	259,334	—	—	259,334
Segment profit	29,590	18,904	14,651	63,145

Reconciliation to statements of operations:

(In thousands)

Twelve weeks ended June 14, 2003 and June 15, 2002

	2003	2002
Profit and loss
Total profit for segments	$30,235	$33,749
Unallocated amounts:
Adjustment of inventory to LIFO	(400)	(300)
Unallocated corporate overhead	(17,925)	(17,654)
Earnings before income taxes and cumulative effect of change in accounting principle	$11,910	$15,795

Twenty-four weeks ended June 14, 2003 and June 15, 2002

	2003	2002
Profit and loss
Total profit for segments	$55,351	$63,145
Unallocated amounts:
Adjustment of inventory to LIFO	(800)	(1,223)
Unallocated corporate overhead	(37,295)	(34,836)
Earnings before income taxes and cumulative effect of change in accounting principle	$17,256	$27,086

Note 8 – Guarantees

FIN 45, issued in November 2002, elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.

In the normal course of business, the Company may guarantee lease and debt obligations of retailers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.  As of June 14, 2003, the Company has guaranteed outstanding debt and lease obligations of retailers in the amount of $21.9 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

Sales by the Company (also referred to as “we” or “us”) for the twelve weeks ended June 14, 2003 were $888.6 million compared to $908.3 million for the same period last year, reflecting a decrease of $19.7 million or 2.2%.  For the twenty-four weeks ended June 14, 2003, sales were $1,745.3 million compared to $1,802.8 million for the same period last year reflecting a decrease of $57.5 million or 3.2%.  The distribution of sales by segment is as follows:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2003	June 15, 2002	June 14, 2003	June 15, 2002
Food distribution	$420.7	$427.9	$809.2	$853.8
Retail	220.0	245.1	441.5	482.9
Military	247.9	235.3	494.6	466.1
	$888.6	$908.3	$1,745.3	$1,802.8

Food distribution sales for the twelve weeks ended June 14, 2003 decreased $7.2 million or 1.7% compared to the prior year period and sales for the twenty-four weeks ended June 14, 2003 decreased $44.6 million or 5.2% compared to the prior year period.  The decreased sales are due to continued difficult economic conditions and soft sales/store closings experienced by independent retailers because of increased supercenter competition in certain markets, the effects of which were partially offset by new business with Kmart and various Fleming accounts.

Retail segment sales for the twelve weeks ended June 14, 2003 decreased $25.1 million or 10.2% compared to the prior year period. Sales for the twenty-four weeks ended decreased $41.4 million or 8.6% compared to the prior year period.  Same store sales, which compares retail sales for stores which were in operation for the same number of weeks in the comparative periods, declined by 12.3% and 11.6% for the twelve and twenty-four weeks ended June 14, 2003, respectively.  The decline is attributed to the intense level of competition throughout our retail marketing areas, largely reflecting the growth of supercenter competition, and retail customers trading down and/or purchasing less in conventional supermarket channels.  As a result of the competitive and economic environment, we do not expect any significant improvement in same store sales comparisons prior to the fourth quarter of fiscal 2003.  During the twelve and twenty-four weeks ended June 14, 2003, our corporate store count changed as follows:

	Twelve Weeks	Twenty-Four Weeks
Number of stores at beginning of period	111	109
New stores	—	1
Acquired stores	—	6
Closed or sold stores	(3)	(8)
Number of stores at end of period	108	108

During the first quarter of fiscal 2003, we opened our third AVANZATM store in Denver, Colorado.  This format is designed to service the Hispanic market, which we believe is under-served by conventional grocery stores.  We opened a fourth AVANZA store in Pueblo, Colorado in June 2003 and anticipate opening two stores in Chicago, Illinois later this year.  In addition, we closed two underperforming Buy·n·Save® stores during the first quarter of fiscal 2003, reducing to six the total number of these stores serving low income, value conscious consumers as of June 14, 2003.

Military segment sales for the twelve weeks ended June 14, 2003 increased $12.6 million or 5.4% over the prior year period.   Sales for the twenty-four weeks ended increased by $28.5 million or 6.1% over the prior year period.  The increase is primarily attributed to the positive impact of the military deployment in the Middle East.  This trend is not expected to continue as a result of the end of the war in Iraq and/or upon the return of troops deployed in the Middle East.

Gross Profit

Gross profit for the twelve weeks ended June 14, 2003 was 11.7% of sales compared to 12.3% for the same period last year.  Gross profit for the twenty-four weeks ended was 11.7% of sales compared to 12.1% for the same period last year.  The decrease in both periods is primarily attributed to an increase in the percentage of our overall sales that is derived from our food distribution and military segments, both of which operate at lower gross profit margins than our retail segment. For the twelve and twenty-four weeks ended June 14, 2003, gross margins included a LIFO charge of $0.4 million and $0.8 million, respectively, compared to a charge of $0.3 million and $1.2 million, respectively, for the same periods last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the twelve weeks ended June 14, 2003 were 8.4% of sales compared to 8.8% for the same period last year.  Selling, general and administrative expenses for the twenty-four weeks ended were 8.6% of sales compared to 8.8% for the same period last year.  The decrease in both periods is primarily attributed to the increase in the percentage of our overall sales that is derived from our food distribution and military segments, both of which incur fewer selling, general and administrative expenses as a percentage of sales as compared to our retail segment.

Depreciation and Amortization Expense

Depreciation and amortization expense for the twelve and twenty-four weeks ended June 14, 2003 was $9.6 million and $19.1 million as compared to $9.2 and $18.5 million, respectively, for the same periods last year, reflecting an increase of 4.4 % and 3.2%.    The increase in both periods primarily represents the addition of information technology products which are being depreciated over three years.

Interest Expense

Interest expense for the twelve weeks ended June 14, 2003 was $7.0 million compared to $6.7 million for the same period last year, reflecting an increase of $0.3 million, or 4.5%.   Interest expense for the twenty-four weeks ended June 14, 2003 was $17.8 million compared to $13.3 million for the same period last year, reflecting an increase of $4.5 million, or 33.8%.  The increase in interest expense for the twenty-four weeks ended is primarily attributed to $2.5 million paid to our bondholders and $1.3 million paid to our bank lenders during the first quarter of 2003 as consideration for waivers to extend the deadlines for providing our third quarter Form 10-Q for fiscal 2002, our Form 10-K for fiscal 2002 and our first quarter Form 10-Q for fiscal 2003.  In addition, our average borrowing rate (including the impact of our interest rate swap agreements) under the bank credit facility, which consists of a $100 million term loan and $150 million in revolving credit, was 4.8% for the twelve weeks and twenty-four weeks ended June 14, 2003 compared to 4.4% for the same periods last year.   The increase in our average borrowing rate for the twelve weeks ended June 14, 2003 was offset by a decrease in our average borrowing level with respect to the bank credit facility for the same period last year.  Our average borrowing level for the twenty-four weeks ended June 14, 2003 remained relatively flat compared to the same period last year.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate for the twelve weeks and twenty-four weeks ended June 14, 2003 was 39.0% compared to 39.9% for the same period last year.  The reduction in the effective rate is primarily attributed to a higher proportion of taxable income being generated in lower tax jurisdictions.

Cumulative Effect of Change in Accounting Principle

We adopted the provisions of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received From a Vendor” as of the beginning of fiscal 2002.  The cumulative effect at the beginning of fiscal 2002 was a charge of $7.0 million, net of income taxes of $4.4 million.  The cumulative effect of a change in accounting principle has been presented in our consolidated statement of income for the twenty-four weeks ended June 15, 2002.

Net Earnings

Net earnings for the twelve weeks ended June 14, 2003 were $7.3 million, or $0.61 per diluted share, compared to $9.5 million, or $0.78 per diluted share, for the twelve weeks ended June 15, 2002.  Net earnings for the twenty-four weeks ended June 14, 2003 were $10.5 million, or $0.88 per diluted share, compared to $9.3 million or $0.77 per diluted share for the same period last year.  Excluding the waiver fees paid to our bondholders and our bank lenders during the twenty-four weeks ended June 14, 2003 and the cumulative effect of a change in accounting principle due to the adoption of EITF No. 02-16 for the twenty-four weeks ended June 15, 2002, adjusted earnings and adjusted diluted earnings per share (which are non-GAAP financial measures) are as follows:

	Twenty-Four Weeks Ended
	June 14, 2003	June 15, 2002

Reported net earnings:	$10,526	$9,319
Debt waiver fees, net of income taxes of $1,496	2,339	—
Cumulative effect of change in accounting principle, net of income taxes	—	6,960
Adjusted earnings	$12,865	$16,279

Diluted earnings per share:
Reported earnings per share	$0.88	$0.77
Debt waiver fees, net of income taxes	0.20	—
Cumulative effect of change in accounting principle, net of income taxes	—	0.57
Adjusted earnings per share	$1.08	$1.34

We believe that the presentation of adjusted earnings and adjusted earnings per diluted share provides useful information to investors in that it enhances the comparability of results of operations between the twenty-four weeks of 2003 and 2002 by excluding charges that have not occurred within the past two years and are not expected to occur within the next two years.

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

Operating cash flows were $55.8 million for the twenty-four weeks ended June 14, 2003 compared to $50.2 million for the same period last year.  The change in cash flows from operating activities is primarily due to changes in operating assets and liabilities.  For the twenty-four weeks ended June 14, 2003, the most significant of these changes was a decrease in accounts receivable of

$18.0 million due to reduced sales volume and the timing of payments received.  The cash flow impact of that decrease was partially offset by a decrease in accrued expenses of $6.1 million.  For the twenty-four weeks ended June 14, 2002, the most significant change involved a decrease in inventories of $20.8 million, partially offset by a decrease in accrued expenses of $13.4 million.

Cash used in investing activities was $16.3 million for the twenty-four weeks ended June 14, 2003 compared to $11.0 million for the same period last year.  Investing activities for the twenty-four weeks ended June 14, 2003 consisted primarily of $14.3 million in capital expenditures, $2.1 million in acquisition costs and $1.4 million of new loans to customers, net of payments on loans from customers.  We expect our capital expenditures to be approximately $50 million for fiscal 2003.  The majority of these expenditures have been identified for use within our retail segment for continued expansion of our AVANZA store format and the remodeling of several of our existing conventional retail stores in response to the intense level of competition throughout our retail marketing areas.   Investing activity in the comparable twenty-four week period in the prior year consisted primarily of $14.4 million in capital expenditures, $3.4 million in acquisition costs and $4.2 million of net loan payments received from customers

Cash used in financing activities was $62.5 million for the twenty-four weeks ended June 14, 2003 compared to $48.2 million for the same period last year.  Cash used in the 2003 period primarily reflects payments of $33.4 million made on the credit facility and a decrease in the outstanding checks balance of $22.0 million.  In the 2002 period, cash used for financing activities primarily reflected a decrease of $44.3 million in the outstanding checks balance.

At June 14, 2003 total debt, including capitalized leases, was $376.4 million compared to $412.9 million at December 28, 2002 and $374.6 million as of June 15, 2002.  Amounts outstanding under the revolving credit facility were $46.0 million at June 14, 2003, $79.4 million at December 28, 2002 and $40.0 million at June 15, 2002.

Our revolving credit facility contains various restrictive covenants.  The agreement contains financial covenants which, among other matters, require us to maintain predetermined ratio levels related to interest coverage, fixed charge coverage and leverage.  These ratios are based on EBITDA with some adjustments (Adjusted EBITDA).  Adjusted EBITDA is a non-GAAP financial measure that is defined as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of real estate, and non-cash LIFO and other charges (such as closed store lease costs and retail impairments).  Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity.  It is provided as additional information relative to our debt covenants.

As of June 14, 2003, we were in compliance with all Adjusted EBITDA-based debt covenants as defined in our credit agreement.  The following summarizes our compliance with the aforementioned covenants as of June 14, 2003:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.00:1.00 (minimum)	3.42:1.00
Fixed Coverage Ratio (2)	1.05:1.00 (minimum)	1.23:1.00
Leverage Ratio (3)	3.75:1.00 (maximum)	3.23:1.00

(1)           Ratio of Adjusted EBITDA for the trailing four quarters to interest expense for such period.  The required minimum ratio per the credit agreement will be adjusted to 3.25:1.00 as of the fourth quarter of fiscal 2003.

(2)           Ratio of Adjusted EBITDA plus rent expense for the trailing four quarters to the sum of interest expense, rent expense and capital expenditures for such period.  The required minimum ratio per the credit agreement will be adjusted to 1.10:1.00 as of the first quarter of fiscal 2004.

(3)           Total outstanding debt and capitalized leases to Adjusted EBITDA for the trailing four quarters.  The maximum permitted ratio per the credit agreement will be adjusted to 3.50:1:00 as the fourth quarter of fiscal 2003.

The following is a summary of the calculation of Adjusted EBITDA (in thousands) for the twelve and twenty-four week periods ended June 14, 2003 and June 15, 2002:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 14, 2003	June 15, 2002	June, 14 2003	June 15, 2002
Earnings before income taxes and cumulative effect of change in accounting principle	$11,910	$15,795	$17,256	$27,086
Add (Deduct):
LIFO	400	300	800	1,223
Depreciation and amortization	9,642	9,165	19,082	18,472
Interest expense	7,035	6,651	17,826	13,298
Impairments			390
Closed store lease costs	32		386
Gains on sale of real estate	(126)	(5)	(192)	(12)

Total Adjusted EBITDA	$28,893	$31,906	$55,548	$60,067

Borrowings under the credit facility are collateralized by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements.  The credit agreement also contains covenants that specify a minimum working capital ratio, limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At June 14, 2003 we had three outstanding interest rate swap agreements which commenced on July 26, 2002, December 6, 2002 and June 6, 2003 to manage interest rates on a portion of our long-term debt.  The agreements expire on September 25, 2004, October 6, 2004 and October 6, 2004 with notional amounts of $50 million, $35 million and $35 million, respectively.  The agreements call for an exchange of interest payments with us making payments based on fixed rates of 2.75%, 3.5% and 3.97% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.  In addition, we are using a commodity swap agreement to reduce price risk associated with anticipated purchases of diesel fuel.  The commodity swap agreement, with a notional amount of 3,500 barrels per month, or approximately 40% of our monthly fuel consumption, expires in August 2003.

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

These factors are discussed more fully in Part I, Item 3 and Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, under the caption “Cautionary Factors.”  You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to revise or update publicly any forward-looking statements.  You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.

NEW ACCOUNTING STANDARDS

Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a customer (Including a Reseller) for Cash Consideration Received from a Vendor,” addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

In January 2003, the EITF concluded that new vendor arrangements, including modifications of existing arrangements entered into after December 31, 2002, should apply the provisions outlined in EITF No. 02-16.  In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of a change in accounting principle.  We elected to early adopt the provisions of EITF No. 02-16 in the fourth quarter of 2002, retroactive to the beginning of fiscal 2002 and recognized a charge of $7.0 million, net of income taxes of $4.4 million, which represented the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002.  This adoption also resulted in the reclassification of our net cooperative advertising income in fiscal 2002 from selling, general, and administrative expense to cost of sales retroactively as of the beginning of fiscal 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN No. 46).  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46’s consolidation requirements apply immediately to variable entities created or acquired after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003, which is our fourth quarter of fiscal 2003.  We are currently evaluating the impact the adoption of FIN No. 46 will have on our consolidated financial statements.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits filed with this Form 10-Q:

99.1                           Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                               Reports on Form 8-K:

On May 22, 2003, the Company furnished a Form 8-K reporting in accordance with “Item 12 — Results of Operations and Financial Condition”:

The Company announced its results for the first quarter of its fiscal year 2003.

On May 13, 2003, the Company furnished a Form 8-K reporting in accordance with “Item 12 — Results of Operations and Financial Condition”:

The Company announced its results for the third and fourth quarters of its fiscal year 2002 and for its full fiscal year 2002 ended December 28, 2002.

On April 1, 2003, the Company filed a Form 8-K reporting under “Item 5 — Other Information and Regulation FD Disclosure”:

The Company announced that an amendment to the credit agreement between the Company and its bank lenders became effective on March 27, 2003.  The amendment extended from March 28, 2003 until June 15, 2003 the deadline for submission to the lenders of the Company’s audited fiscal 2002 financial statements.

On March 25, 2003, the Company filed a Form 8-K reporting under “Item 5 — Other Information and Regulation FD Disclosure”:

The Company announced that the Nasdaq Listing Qualifications Panel had agreed to extend the deadlines for the filing by the Company of its periodic reports for the third quarter 2002, fiscal 2002 and first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

By /s/ Ron Marshall
Ron Marshall
Chief Executive Officer

By /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

Date: July 17, 2003

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

Date: July 17, 2003	By: /s/ Ron Marshall
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

Date: July 17, 2003	By: /s/ Robert B. Dimond
Name: Robert B. Dimond
Title: Executive Vice President and
Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Twelve and Twenty-Four Weeks Ended June 14, 2003

Item No.

Item

Method of Filing

99.1	Certification Under Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.