Form 10-Q
period 2003-10-04
NASH FINCH CO
filed 2003-11-05
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the sixteen weeks ended October 4, 2003

or

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

Yes  ☒   No  ☐

As of November 4, 2003, 12,101,212 shares of Common Stock of the Registrant were outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Sales	$1,214,781	$1,191,072	$2,960,057	$2,993,913

Cost and expenses:
Cost of sales	1,077,363	1,052,278	2,619,034	2,637,714
Selling, general and administrative	101,204	107,518	250,645	266,067
Special charge	—	(765)	—	(765)
Depreciation and amortization	13,098	12,298	32,180	30,770
Interest expense	9,011	9,235	26,837	22,533
Total costs and expenses	1,200,676	1,180,564	2,928,696	2,956,319

Earnings before income taxes and cumulative effect of change in accounting principle	14,105	10,508	31,361	37,594

Income tax expense	2,501	3,854	9,231	14,661

Earnings before cumulative effect of change in accounting principle	11,604	6,654	22,130	22,933

Cumulative effect of change in accounting principle, net of income tax benefits of $4,450	—	—	—	(6,960)
Net earnings	$11,604	$6,654	$22,130	$15,973

Basic earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.96	$0.56	$1.84	$1.95

Cumulative effect of change in accounting principle, net of income tax benefits	—	—	—	(0.59)
Net earnings per share	$0.96	$0.56	$1.84	$1.36

Diluted earnings per share:
Earnings before cumulative effect of change in accounting principle	$0.95	$0.55	$1.82	$1.89

Cumulative effect of change in accounting principle, net of income tax benefits	—	—	—	(0.58)
Net earnings per share	$0.95	$0.55	$1.82	$1.31

Cash dividends per common share:	$0.09	$0.09	$0.27	$0.27

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,098	11,831	12,046	11,784
Diluted	12,249	12,163	12,142	12,162

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	October 4, 2003	December 28, 2002	October 5, 2002
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,874	$31,419	$5,422
Accounts and notes receivable, net	149,003	165,527	165,678
Inventories	255,290	245,477	269,774
Prepaid expenses	13,264	12,335	12,550
Deferred tax assets	10,118	13,523	11,735
Total current assets	435,549	468,281	465,159

Investments in affiliates	20	556	556
Notes receivable, net	28,760	32,596	32,701

Property, plant and equipment:
Land	23,501	25,500	25,442
Buildings and improvements	154,578	155,865	156,258
Furniture, fixtures and equipment	324,927	323,201	318,654
Leasehold improvements	81,891	75,360	72,576
Construction in progress	4,409	7,169	12,364
Assets under capitalized leases	42,040	42,040	42,040
	631,346	629,135	627,334
Less accumulated depreciation and amortization	(377,780)	(360,615)	(360,537)
Net property, plant and equipment	253,566	268,520	266,797

Goodwill, net	150,053	148,028	147,764
Investment in direct financing leases	13,696	14,463	14,707
Deferred tax asset, net	—	467	3,974
Other assets	14,365	15,011	15,597
Total assets	$896,009	$947,922	$947,255

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$10,795	$27,076	$14,895
Current maturities of long-term debt and capitalized lease obligations	6,848	7,497	6,701
Accounts payable	195,618	170,542	229,554
Accrued expenses	93,058	94,068	91,953
Income taxes payable	11,509	10,073	12,387
Total current liabilities	317,828	309,256	355,490

Long-term debt	276,832	357,592	313,687
Capitalized lease obligations	45,326	47,784	48,379
Other liabilities	14,032	11,811	10,212
Commitments and contingencies
Stockholders’ equity:
Preferred stock - no par value Authorized 500 shares; none issued	—	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 12,132, 12,012 and 12,012 shares, respectively	20,221	20,021	20,011
Additional paid-in capital	27,628	26,275	26,326
Restricted stock	(561)	(894)	(1,047)
Accumulated other comprehensive income	(7,855)	(7,507)	(2,834)
Retained earnings	203,544	184,645	178,072
	242,977	222,540	220,528
Less cost of 55, 70 and 68 shares of common stock in treasury, respectively	(986)	(1,061)	(1,041)
Total stockholders’ equity	241,991	221,479	219,487

Total liabilities and stockholders’ equity	$896,009	$947,922	$947,255

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	October 4, 2003	October 5, 2002
Operating activities:
Net earnings	$22,130	$15,973
Adjustments to reconcile net earnings to net cash provided by operating activities:
Special charges - non cash portion	—	(765)
Depreciation and amortization	32,180	30,770
Amortization of deferred financing costs	868	873
Amortization of rebatable loans	1,235	1,193
Provision for bad debts	4,823	4,638
Cumulative effect of change in accounting principle	—	6,960
Deferred income tax expense	7,059	6,601
LIFO charge	841	1,223
Impairments	2,115	1,518
Gain on sale of property, plant & equipment	(608)	(1,532)
Other	(258)	(37)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	15,929	3,438
Inventories	(7,817)	(3,042)
Prepaid expenses	(656)	2,460
Accounts payable	23,722	10,294
Accrued expenses	(2,275)	(5,707)
Income taxes payable	1,436	1,005
Other assets and liabilities	(1,216)	(2,645)
Net cash provided by operating activities	99,508	73,218

Investing activities:
Disposal of property, plant and equipment	8,409	3,591
Additions to property, plant and equipment	(25,559)	(28,889)
Business acquired, net of cash	(2,054)	(3,356)
Loans to customers	(4,463)	(3,948)
Payments from customers on loans	4,653	8,604
Other	577	2,473
Net cash used in investing activities	(18,437)	(21,525)

Financing activities:
Payment of revolving debt	(79,400)	(7,000)
Dividends paid	(3,231)	(3,218)
Payments of long-term debt	(4,583)	(1,728)
Payments of capitalized lease obligations	(1,770)	(2,313)
Decrease in outstanding checks	(16,281)	(42,855)
Other	649	376

Net cash used in financing activities	(104,616)	(56,738)
Net decrease in cash and cash equivalents	(23,545)	(5,045)
Cash and cash equivalents at beginning of the period	31,419	10,467
Cash and cash equivalents at end of the period	$7,874	$5,422

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$—	$3,789
Acquisition of minority interest	—	1,849

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
October 4, 2003

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

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 4, 2003, December 28, 2002 and October 5, 2002, and the results of operations for the sixteen and forty weeks ended and changes in cash flows for the forty weeks ended October 4, 2003 and October 5, 2002.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $46.4 million, $45.5 million and $49.0 million higher at October 4, 2003, December 28, 2002 and October 5, 2002, respectively.  For the sixteen weeks ending October 4, 2003, the Company recorded a LIFO charge of $0.04 million.  No LIFO charge was recorded in the sixteen weeks ended October 5, 2002.  For the forty weeks ending October 4, 2003 and October 5, 2002, the Company recorded LIFO charges of $0.8 million and $1.2 million, respectively.

Note 4 – Stock Option Plans

As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation.  As a result, the Company does not recognize compensation costs if the option price equals or exceeds the market price at the date of grant. The following table illustrates the effect on net income and earnings per share for the sixteen and forty weeks ended October 4, 2003 and October 5, 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Reported net earnings	$11,604	$6,654	$22,130	$15,973
Total stock-based employee compensation expense determined under fair value based method for all option awards, net of tax	$(351)	$(395)	$(909)	$(896)
Adjusted net earnings	$11,253	$6,259	$21,221	$15,077
Reported basic earnings per share	$0.96	$0.56	$1.84	$1.36
Adjusted basic earnings per share	$0.93	$0.53	$1.76	$1.28
Reported diluted earnings per share	$0.95	$0.55	$1.82	$1.31
Adjusted diluted earnings per share	$0.92	$0.51	$1.75	$1.24

Note 5 – Other Comprehensive Income

Comprehensive income is as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002

Net earnings:	$11,604	$6,654	$22,130	$15,973
Unrealized gain, net of tax	(132)	(217)	(212)	(193)
Comprehensive income	$11,472	$6,437	$21,918	$15,780

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

In January 2003, the EITF concluded that new vendor arrangements, including modifications of existing arrangements entered into after December 31, 2002, should apply the provisions outlined in EITF No. 02-16.  In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of a change in accounting principle.  The Company elected to early adopt the provisions of EITF No. 02-16 in the fourth quarter of 2002, retroactive to the beginning of fiscal 2002 and recognized a charge of $7.0 million, net of income taxes of $4.4 million, which represented the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002.  This adoption also resulted in the reclassification of net cooperative advertising income in fiscal 2002 from selling, general, and administrative expense to cost of sales retroactively as of the beginning of fiscal 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN No. 46).  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46’s consolidation requirements apply immediately to variable entities created or acquired after January 31, 2003.  The consolidation requirements related to entities created before February 1, 2003 have been recently delayed to the first interim period ending after December 15, 2003, which for the Company is the fourth quarter of fiscal 2003.  The Company is currently evaluating whether financial support or accommodations provided or to be provided to customers of its food distribution segment could result in the consolidation of such a customer in the Company’s consolidated financial statements upon the adoption of FIN No. 46.

Note 7 – Segment Reporting

A summary of the major segments of the business is as follows:
(In thousands)

Sixteen weeks ended October 4, 2003

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$604,544	$291,246	$318,991	$1,214,781
Inter-segment revenue	150,911	—	—	150,911
Segment profit	19,623	10,056	9,267	38,946

Sixteen weeks ended October 5, 2002

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$555,511	$321,633	$313,928	$1,191,072
Inter-segment revenue	175,259	—	—	175,259
Segment profit	16,802	5,942	9,380	32,124

Forty weeks ended October 4, 2003

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$1,413,732	$732,722	$813,603	$2,960,057
Inter-segment revenue	382,407	—	—	382,407
Segment profit	44,411	27,248	22,638	94,297

Forty weeks ended October 5, 2002

	Food Distribution	Retail	Military	Totals

Revenue from external customers	$1,409,353	$804,536	$780,024	$2,993,913
Inter-segment revenue	434,593	—	—	434,593
Segment profit	46,392	24,846	24,031	95,269

Reconciliation to statements of operations:
(In thousands)

Sixteen weeks ended October 4, 2003 and October 5, 2002

	2003	2002
Profit and loss
Total profit for segments	$38,946	$32,124
Unallocated amounts:
Adjustment of inventory to LIFO	(41)	—
Unallocated corporate overhead	(24,800)	(22,381)
Special charges	—	765
Earnings before income taxes and cumulative effect of change in accounting principle	$14,105	$10,508

Forty weeks ended October 4, 2003 and October 5, 2002

	2003	2002
Profit and loss
Total profit for segments	$94,297	$95,269
Unallocated amounts:
Adjustment of inventory to LIFO	(841)	(1,223)
Unallocated corporate overhead	(62,095)	(57,217)
Special charges	—	765
Earnings before income taxes and cumulative effect of change in accounting principle	$31,361	$37,594

Note 8 – Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45).  FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

In the normal course of business, the Company may guarantee lease and debt obligations of retailers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.  As of October 4, 2003, the Company has guaranteed outstanding debt and lease obligations of retailers in the amount of $20.5 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

Sales by the Company (also referred to as “we” or “us”) for the sixteen weeks ended October 4, 2003 were $1,214.8 million compared to $1,191.1 million for the same period last year, reflecting an increase of $23.7 million or 2.0%.  For the forty weeks ended October 4, 2003, sales were $2,960.1 million compared to $2,993.9 million for the same period last year, reflecting a decrease of $33.8 million or 1.1%.  The distribution of sales by segment is as follows (dollars in millions):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Food distribution	$604.5	$555.5	$1,413.8	$1,409.4
Retail	291.3	321.7	732.7	804.5
Military	319.0	313.9	813.6	780.0
	$1,214.8	$1,191.1	$2,960.1	$2,993.9

Food distribution sales for the sixteen weeks ended October 4, 2003 increased $49.0 million or 8.8% compared to the prior year period and sales for the forty weeks ended October 4, 2003 increased $4.4 million or 0.3% compared to the prior year period.  The increase in both periods is due to new business primarily with former Fleming accounts and an increase in sales of private label products, partially offset by difficult economic conditions and soft sales/store closings experienced by independent retailers because of increased competition in certain markets.

Retail segment sales for the sixteen weeks ended October 4, 2003 decreased $30.4 million or 9.4% compared to the prior year period. Sales for the forty weeks ended October 4, 2003 decreased $71.8 million or 8.9% compared to the prior year period.  Same store sales, which compares retail sales for stores which were in operation for the same number of weeks in the comparative periods, declined by 11.3% and 11.5% for the sixteen and forty weeks ended October 4, 2003, respectively, as compared to the prior year periods.  The decline in both periods is attributed to the intense level of competition throughout our retail marketing areas, largely reflecting the growth of supercenter competition, and retail customers trading down and/or purchasing less in conventional supermarket channels.   We anticipate that same store sales comparisons will begin to improve in the fourth quarter of fiscal 2003 when we will have cycled the new competition added during the first three quarters of 2002.  During the sixteen and forty weeks ended October 4, 2003, our corporate store count changed as follows:

	Sixteen Weeks	Forty Weeks
Number of stores at beginning of period	108	109
New stores	2	3
Acquired stores	—	6
Closed or sold stores	(1)	(9)
Number of stores at end of period	109	109

In January of 2003, we opened our third AVANZATM store in Denver, Colorado.  This format is designed to service the Hispanic market, which we believe is under-served by conventional grocery stores.  We opened a fourth AVANZA store in Pueblo, Colorado in June 2003 and opened a fifth store in Chicago, Illinois in August 2003.  Our sixth AVANZA store was opened in Chicago in October of 2003.  In addition, we closed two underperforming Buy n Save® stores in January and February of 2003 and closed a third store in July of 2003, reducing to five the total number of these stores serving low income, value conscious consumers as of October 4, 2003.

Military segment sales for the sixteen weeks ended October 4, 2003 increased $5.1 million or 1.6% over the prior year period.   Sales for the forty weeks ended October 4, 2003 increased by $33.6 million or 4.3% over the prior year period.  The increase in sales for the forty weeks ended October 4, 2003 is primarily attributed to the positive impact of the military deployment in the Middle East.  As a result of the end of the war, the military segment sales trend slowed to its pre-war rate during the sixteen weeks ended October 4, 2003.

Gross Profit

Gross profit for the sixteen weeks ended October 4, 2003 was 11.3% of sales compared to 11.7% for the same period last year.  Gross profit for the forty weeks ended October 4, 2003 was 11.5% of sales compared to 11.9% for the same period last year.  The decrease in both periods is primarily attributed to an increase in the percentage of our overall sales that is derived from our food distribution and military segments, both of which operate at lower gross profit margins than our retail segment.  The impact of this change in revenue mix was partially offset by gross margin improvement in the retail segment reflecting improved operational execution and control relative to the same quarter a year ago in which actions we had taken reduced the retail segment’s gross margin by approximately 2% in response to competitive pressures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the sixteen weeks ended October 4, 2003 were 8.3% of sales compared to 9.0% for the same period last year.  Selling, general and administrative expenses for the forty weeks ended October 4, 2003 were 8.5% of sales compared to 8.9% for the same period last year.  The decrease in both periods is primarily attributed to the increase in the percentage of our overall sales that is derived from our food distribution and military segments, both of which incur lower selling, general and administrative expenses as a percentage of sales as compared to our retail segment.  Selling, general and administrative expenses also included transition costs of $0.8 million and $2.7 million for the sixteen and forty weeks ended October 4, 2003 for the consolidation of two military warehouses into one located in Norfolk, Virginia, and start-up costs related to our AVANZA format of approximately $2.0 million and $3.0 million for the sixteen and forty weeks ended October 4, 2003.  In addition, for the sixteen weeks ended October 4, 2003, we recorded a $1.7 million charge for retail store impairments and $0.6 million in closed store lease costs compared to $1.5 million and $0.4 million, respectively, for the same period a year ago.  For the forty weeks ended October 4, 2003 we recorded a $2.1 million charge for retail store impairments and $1.0 million in closed store lease costs compared to $1.5 million and $0.4 million, respectively, for the same period a year ago.  The retail impairment charges relate to stores which were determined to be impaired as a result of increased competition within our market area.  The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, causing these assets to be written down in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The closed store lease costs were recorded for non-cancelable lease costs related to closed corporate-owned retail and independent customer stores where we were obligated to assume the liability.

Depreciation and Amortization Expense

Depreciation and amortization expense for the sixteen weeks ended October 4, 2003 was $13.1 million compared to $12.3 million for the same period last year, reflecting an increase of $0.8 million, or 6.5%.  Depreciation and amortization expense for the forty weeks ended October 4, 2003 was $32.2 million compared to $30.8 million for the same period last year, reflecting an increase of $1.4 million, or 4.5%.  The increase in both periods primarily represents the addition of information technology software in 2003.

Interest Expense

Interest expense for the sixteen weeks ended October 4, 2003 was $9.0 million compared to $9.2 million for the same period last year, reflecting a decrease of $0.2 million, or 2.2%.   A decrease in the average borrowing level under our bank credit facility in the 2003 quarter, was offset by an increase in our average borrowing rate (including the impact of our interest rate swaps) from 4.5% in the 2002 quarter to 5.4% in the 2003 quarter.  Interest expense for the forty weeks ended October 4, 2003 was $26.8 million compared to $22.5 million for the same period last year, reflecting an increase of $4.3 million, or 19.1%.   The increase in interest expense for the 2003 year-to-date period is primarily attributed to $2.5 million paid to our bondholders and $1.3 million paid to our bank lenders during the first quarter of 2003 as consideration for waivers to extend the deadlines for filing our third quarter Form 10-Q for fiscal 2002, our Form 10-K for fiscal 2002 and our first quarter Form 10-Q for fiscal 2003.  Also contributing to the increase in interest expense was an increase in our average borrowing rate from 4.4% in the 2002 year-to-date period to 5.0% in the comparable 2003 period, the impact of which was partially offset by a decrease in our average borrowing level.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate was 29.4% for the forty weeks ended October 4, 2003 compared to 39% for the same period last year.  During the third quarter of 2003, the Company recognized a reduction in income tax expense of $3.0 million or $0.25 per diluted share, as a result of the resolution of various outstanding state and federal tax issues.

Cumulative Effect of Change in Accounting Principle

We adopted the provisions of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received From a Vendor” as of the beginning of fiscal 2002.  The cumulative effect at the beginning of fiscal 2002 was a charge of $7.0 million, net of income taxes of $4.4 million.  The cumulative effect of a change in accounting principle has been presented in our consolidated statement of income for the forty weeks ended October 5, 2002.

Net Earnings

Net earnings for the sixteen weeks ended October 4, 2003 were $11.6 million, or $0.95 per diluted share, compared to $6.7 million, or $0.55 per diluted share, for the sixteen weeks ended October 5, 2002.  Net earnings for the forty weeks ended October 4, 2003 were $22.1 million, or $1.82 per diluted share, compared to $16.0 million or $1.31 per diluted share for the same period last year.

Excluding the reduction of tax expense for the sixteen and forty weeks ended October 4, 2003, the waiver fees paid to our bondholders and our bank lenders during the forty weeks ended October 4, 2003, income from the reversal of special charges recognized for the sixteen and forty weeks ended October 5, 2002 and the cumulative effect of a change in accounting principle due to the adoption of EITF No. 02-16 for the forty weeks ended October 5, 2002, adjusted earnings and adjusted diluted earnings per share (which are non-GAAP financial measures) are as follows (dollars in thousands, except per share data):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4, 2003	October 5, 2002	October 4, 2003	October 5, 2002
Reported net earnings:	$11,604	$6,654	$22,130	$15,973
Debt waiver fees, net of income taxes of $1,496	—	—	2,339	—
Cumulative effect of change in accounting principle, net of income taxes of $4,450	—	—	—	6,960
Special charges, net of income taxes of $298	—	(467)	—	(467)
Income tax expense	(3,000)	—	(3,000)	—
Adjusted earnings	$8,604	$6,187	$21,469	$22,466

Diluted earnings per share:
Reported earnings per share	$0.95	$0.55	$1.82	$1.31
Debt waiver fees, net of income taxes	—	—	0.20	—
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	0.58
Special charges, net of income taxes	—	(0.04)	—	(0.04)
Income tax expense	(0.25)	—	(0.25)	—
Adjusted earnings per share	$0.70	$0.51	$1.77	$1.85

We believe that the presentation of adjusted earnings and adjusted earnings per diluted share provides useful information to investors in that it enhances a comparison of the Company’s underlying profitability between the 2003 and 2002 periods by eliminating the impact of events that do not affect both years.  The charges and gains excluded in computing adjusted earnings and adjusted earnings per share have not otherwise occurred within the past two years and are not expected to occur within the next two years.

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

Operating cash flows were $99.5 million for the forty weeks ended October 4, 2003 compared to $73.2 million for the same period last year.  The change in cash flows from operating activities is primarily due to changes in operating assets and liabilities.  For the forty weeks ended October 4, 2003, the most significant of these cash flow changes was an increase in accounts payable of $23.7 million, as compared to an increase in accounts payable of $10.3 million in the 2002 period.  Also contributing to the change in operating cash flows was a decrease in accounts receivable of $16.0 million in the 2003 period, compared to a decrease of $3.4 million in the 2002 period.  The cash flow impacts of these changes were partially offset by an increase in inventory of $7.8 million in the 2003 period.

Cash used in investing activities was $18.4 million for the forty weeks ended October 4, 2003 compared to $21.5 million for the same period last year.  Investing activities for the forty weeks ended October 4, 2003 consisted primarily of $25.6 million in capital expenditures and $2.1 million in acquisition costs, partially offset by $8.4 million in disposal of property, plant & equipment.   We expect our capital expenditures to be approximately $40 million for fiscal 2003.  The majority of these expenditures are within our retail segment for continued expansion of our AVANZA store format and the remodeling of several of our existing conventional retail stores.   Investing activity in the comparable forty week period in the prior year consisted primarily of $28.9 million in capital expenditures, $3.4 million in acquisition costs and $4.7 million of net loan payments received from customers

Cash used in financing activities was $104.6 million for the forty weeks ended October 4, 2003 compared to $56.7 million for the same period last year.  Cash used in the 2003 period primarily reflects payments of $79.4 million made on the credit facility and a decrease in the outstanding checks balance of $16.3 million.  In the 2002 period, cash used for financing activities primarily reflected a decrease of $42.9 million in the outstanding checks balance.

At October 4, 2003 total debt, including capitalized leases, was $329.0 million compared to $412.9 million at December 28, 2002 and $368.8 million as of October 5, 2002.  Amounts outstanding under the revolving credit facility were none at October 4, 2003, $79.4 million at December 28, 2002 and $33.0 million at October 5, 2002.

Our revolving credit facility contains various restrictive covenants, compliance with which is a condition to continued credit availability under the facility.  The agreement contains financial covenants which, among other matters, require us to maintain predetermined ratio levels related to interest coverage, fixed charge coverage and leverage.  These ratios are based on EBITDA with some adjustments (Adjusted EBITDA).  Adjusted EBITDA is a non-GAAP financial measure that is defined by the revolving credit facility as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of real estate, and non-cash LIFO and other charges (such as closed store lease costs and retail impairments).  Adjusted EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity.  It is provided as additional information relative to our debt covenants.

As of October 4, 2003, we were in compliance with all Adjusted EBITDA-based debt covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.00:1.00 (minimum)	3.63:1.00
Fixed Charge Coverage Ratio(2)	1.05:1.00 (minimum)	1.36:1.00
Leverage Ratio (3)	3.75:1.00 (maximum)	2.67:1.00

(1)           Ratio of Adjusted EBITDA for the trailing four quarters to interest expense for such period.  The required minimum ratio per the credit agreement will be adjusted upward to 3.25:1.00 for the fourth quarter of fiscal 2003.

(2)           Ratio of Adjusted EBITDA plus rent expense for the trailing four quarters to the sum of interest expense, rent expense and capital expenditures for such period.  The required minimum ratio per the credit agreement will be adjusted upward to 1.10:1.00 for the first quarter of fiscal 2004.

(3)           Total outstanding debt and capitalized leases to Adjusted EBITDA for the trailing four quarters.  The maximum permitted ratio per the credit agreement will be adjusted downward to 3.50:1:00 for the fourth quarter of fiscal 2003.

The following is a summary of the calculation of Adjusted EBITDA (in thousands) for the sixteen and forty week periods ended October 4, 2003 and October 5, 2002:

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4, 2003	October 5, 2002	October 4 2003	October 5, 2002
Earnings before income taxes and cumulative effect of change in accounting principle	$14,105	$10,508	$31,361	$37,594
Add (Deduct):
LIFO	41	—	841	1,223
Depreciation and amortization	13,098	12,298	32,180	30,770
Interest expense	9,011	9,235	26,837	22,533
Special charges	—	(765)	—	(765)
Impairments	1,725	1,518	2,115	1,518
Closed store lease costs	583	353	969	353
Gains on sale of real estate	(218)	(1,386)	(410)	(1,398)

Total Adjusted EBITDA	$38,345	$31,761	$93,893	$91,828

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

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities. Our objective in managing our exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows. To achieve these objectives, we use derivative instruments, primarily interest rate swap agreements, to manage risk exposures when appropriate, based on market conditions.  We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.   Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At October 4, 2003 we had three outstanding interest rate swap agreements which commenced on July 26, 2002, December 6, 2002 and June 6, 2003 to manage interest rates on a portion of our long-term debt.  The agreements expire on September 25, 2004, October 6, 2004 and October 6, 2004 with notional amounts of $50 million, $35 million and $35 million, respectively.  The agreements call for an exchange of interest payments with us making payments based on fixed rates of 2.75%, 3.5% and 3.97% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (FIN No. 46).  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both.  FIN No. 46’s consolidation requirements apply immediately to variable entities created or acquired after January 31, 2003.  The consolidation requirements related to entities created before February 1, 2003 have been recently delayed to the first interim period ending after December 15, 2003, which is our fourth quarter of fiscal 2003.  We are currently evaluating whether financial support or accommodations provided or to be provided to customers of our food distribution segment could result in the consolidation of such a customer in our consolidated financial statements upon the adoption of FIN No. 46.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities.  We use interest rate swap agreements to manage our risk exposure (See Part II, Item 7 of our December 28, 2002 Form 10-K and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of October 4, 2003.  Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably like to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company held its Annual Meeting of Stockholders on July 8, 2003

(b)                                 Two incumbent directors were nominated by the Board to serve as directors of the Company for three-year terms expiring at the 2006 Annual Meeting of Stockholders.  Both nominees were elected, with the results of votes of security holders as follows:

(1) Election of Directors	Votes For	Votes Withheld

Jerry L. Ford	10,293,211	367,063

John E. Stokely	10,250,581	409,693

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits filed or furnished with this Form 10-Q:

10.1                           Second Amendment, dated as of September 16, 2003, to the Credit Agreement dated as of December 19, 2000 among the Company, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as administrative agent, and various lenders.

31.1                           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                           Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1                           Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

(b)                                 Reports on Form 8-K:

On July 10, 2003, the Company furnished a Form 8-K reporting in accordance with “Item 12 – Results of Operations and Financial Condition” the issuance of a press release announcing its results for the second quarter of its fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: November 5, 2003	By /s/ Ron Marshall
Ron Marshall
Chief Executive Officer

Date: November 5, 2003	By /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q

For the Sixteen Weeks Ended October 4, 2003

Item No.

Item

Method of Filing

10.1

Second Amendment, dated as of September 16, 2003, to the Credit Agreement dated as of December 19, 2000 among the Company, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as administrative agent, and various lenders

Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Furnished herewith