Form 10-K
period 2004-01-03
NASH FINCH CO
filed 2004-03-10
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 3, 2004

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                             to                             .

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 13, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $155,143,090 based on the last reported sale price of $13.23 on the NASDAQ National Market on that date.

As of March 5, 2004, 12,220,137 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 are incorporated by reference into Part III, as specifically set forth in Part III.

Nash Finch Company
Index

Nash Finch Company

PART I

Throughout this report, we refer to Nash Finch Company, together with its subsidiaries, as “we,” “us,” “Nash Finch” or “the Company.”

This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are identified and discussed in this report, particularly in Part II, Item 7 under the caption “Cautionary Factors”. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (the “SEC” or the “Commission”).

We own or have the rights to various trademarks, trade names and service marks, including the following referred to in this report: AVANZA™, Buy·n·Save®, Econofoods®, Sun Mart®, Family Thrift Center™, Our Family®, Fame®, Value Choice™, Food Pride® and Fresh Place®. The trademark IGA®, referred to in this report, is the registered trademark of another.

ITEM 1.  BUSINESS

Originally established in 1885 and incorporated in 1921, today we are one of the leading food distribution and retail companies in the United States, with approximately $4.0 billion in annual sales. Our business consists of three primary operating segments: food distribution, military food distribution and food retailing. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (20)—“Segment Information” of Notes to Consolidated Financial Statements.

Food Distribution Segment

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products from 15 distribution centers to more than 1,800 grocery stores and institutional customers located in 25 states across the United States. Our customers are relatively diverse, with the largest customer consisting of a consortium of stores representing approximately 11.2%, and four others representing approximately 4.0%, 3.8%, 3.4% and 3.3% of our fiscal 2003 food distribution sales. No other customer represents more than 3% of our food distribution business. Approximately 54% of our food distribution sales in fiscal 2003 were generated through customers with whom we have long-term sales and service agreements. Several of our distribution centers also distribute products to military commissaries located in their geographic areas.

Our distribution centers are strategically located to efficiently serve our corporate-owned stores, our independent customer stores and other institutional customers. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping merchandise and are designed for high-volume operations at low unit costs. Our distribution centers had an on-time delivery rate, defined as being within ½ hour of our committed delivery time, of 98.6% for fiscal 2003 along with a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.0% for fiscal 2003. We continue to implement operating initiatives to enhance productivity and expand profitability while providing a higher level of service to our distribution customers. Our distribution centers have varying levels of excess capacity to serve additional customers without materially increasing our costs, while enhancing our profitability.

Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand, private label and perishable food or grocery products. Non-food items and specialty grocery products are distributed from a dedicated area of the distribution center located in Bellefontaine, Ohio, and from the two distribution centers located in Sioux Falls, South Dakota. We currently have a fleet of 232 tractors and 694 semi-trailers, which deliver the majority of our products to our customers.

Our retailers order their inventory at regular intervals through direct linkage with our information systems. Our food distribution sales are made on a market price-plus-fee and freight basis, with the fee based on the type of commodity and quantity purchased. We promptly adjust our selling prices based on the latest market information, and our freight policy contains a fuel surcharge clause that allows us to partially mitigate the impact of rising fuel costs.

Products

We sell and distribute primarily nationally advertised branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers’ representatives and brokers. We also sell and distribute first quality private label products under the proprietary trademark Our Family, a long-standing private label of Nash Finch that offers a high quality alternative to national brands. In 2002, we introduced AVANZA, a first quality private label, to address the tastes of our Hispanic customers. In addition, we sell and distribute two lower-priced lines of private label products under the Fame and Value Choice trademarks.  Under our private label line of products, we offer over 2,500 stock keeping units of competitively priced high quality grocery products, which compete with national branded and other value brand products.

Services

To further strengthen our relationships with our food distribution customers, we offer a wide variety of support services to help them develop and operate stores, as well as compete more effectively. These services include:

•  promotional, advertising and merchandising programs;

•  installation of computerized ordering, receiving and scanning systems;

•  establishment and supervision of retail accounting, budgeting and payroll processes;

•  personnel management assistance and employee training;

•  retail equipment procurement assistance;

•  consumer and market research;

•  remodeling and store development services;

•  negotiating real estate transactions;

•  securing existing grocery stores that are for sale or lease in the market areas we serve and, occasionally, acquiring or leasing existing stores for resale or sublease to these customers; and

•  NashNet, which provides supply chain efficiencies through internet services.

We also provide financial assistance to our food distribution customers primarily in connection with new store development or the upgrading and expansion of existing stores. As of January 3, 2004, we had approximately $46.0 million of loans outstanding to 73 of our food distribution customers, and guaranteed outstanding debt and lease obligations of food distribution customers in the amount of $13.0 million. We typically enter into long-term supply agreements with independent customers, ranging from 2 to 20 years. Approximately 54% of food distribution revenues in fiscal 2003 were from customers subject to such arrangements. These agreements may also contain provisions that give us the opportunity to purchase customers’ independent retail businesses before any third party. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. We estimate that as of January 3, 2004, our maximum contingent liability exposure with respect to the subleased and assigned leases to be approximately $74.4 million and $10.2 million, respectively.

We distribute products to independent stores that carry our proprietary Food Pride banner and the IGA banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to larger grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of January 3, 2004, we served approximately 84retail stores under our Food Pride banner and 194stores under the IGA banner.

Military Food Distribution Segment

Our military food distribution segment contracts with manufacturers, processors and vendors to distribute a wide variety of grocery products to military commissaries and military distribution centers supporting over 100 military commissaries located in the continental U.S., Europe, Cuba, Puerto Rico and Iceland. Contracts with vendors are obtained through competitive bidding processes. We primarily conduct our military distribution operations in the Mid-Atlantic region of the United States, consisting of the states along the border of the Atlantic Ocean from New York to North Carolina. During 2003 we completed the consolidation of two large warehouses into one located in Norfolk, Virginia, which is exclusively dedicated to supplying products to military commissaries. We have consistently received the highest available service ratings from the Defense Commissary Agency, which performs monthly assessments of service to military commissaries. The ratings are based on service metrics which include fill rate, on-time delivery and handling of order adjustments.

Retail Segment

Overview

Our food retailing segment is made up of 110 corporate-owned stores located primarily in the Upper Midwest states of Colorado, Illinois, Iowa, Kansas, Minnesota, Nebraska, North Dakota, South Dakota and Wisconsin. We believe that approximately 61% of our conventional grocery stores are #1 or #2 in their respective local markets, which includes all supermarkets and supercenters within the respective city limits in which our stores are located, based on sales. Our corporate-owned stores, which range from conventional stores in rural trade areas to modern supermarkets in growing urban areas, principally operate under the AVANZA, Buy·n·Save, Econofoods, Sun Mart, Family Thrift Center and Wholesale Food Outlet banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of January 3, 2004, we operated 94 conventional grocery stores, 6 AVANZA grocery stores, 5 Buy·n·Save grocery stores, 3 Wholesale Food Outlet grocery stores, and 2 other retail stores.  We continue to focus on operating and customer service initiatives to improve the financial performance of our retail segment.

Conventional Grocery Stores

Our conventional grocery stores offer a wide variety of high quality grocery products and services. Many have specialty departments such as fresh meat counters, delicatessens, bakeries, eat-in cafes, pharmacies, dry cleaners, banks, and floral departments. These stores also provide services such as check cashing, fax services, money wiring and phone cards. We emphasize outstanding customer service and have created our G.R.E.A.T. (Greet, React, Escort, Anticipate, Thank) Customer Service Program to train every associate (employee) on the core elements of providing exceptional customer service. A mystery shopper visits each store every two weeks to measure performance and we provide feedback on the results to management and store personnel. The “Fresh Place” concept within our conventional grocery stores is an umbrella banner that emphasizes our high-quality perishable products, such as fresh produce, deli, meats, seafood, baked goods, and takeout foods for today’s busy consumer.

Hispanic Stores

Our Hispanic stores currently operate under the AVANZA and Wholesale Food Outlet banners and offer products designed to meet the specific tastes and needs of Hispanic shoppers, whom we believe are underserved by conventional grocery stores. AVANZA stores focus on the products most frequently purchased by Hispanic shoppers such as produce, meat, baked goods and imported products from Mexico. In addition to a vast selection of familiar Hispanic products, these stores have bilingual signs and product packaging, national magazines in both English and Spanish and Spanish-speaking personnel in a clean, festive environment. These stores also provide services such as check cashing, fax services, money wiring and phone cards. Our AVANZA and Wholesale Food Outlet stores are located in Colorado, Illinois, Iowa and Nebraska. During 2003, we continued to expand our AVANZA supermarket concept by opening four new stores, two in Colorado (in Denver and Pueblo) and two in Chicago, Illinois.

Competition

Food Distribution Segment

Competition is intense among the distributors in the food distribution segment as evidenced by the low margin nature of the business. Success in this segment will be measured by the ability to leverage scale in order to gain pricing advantages, to provide superior merchandising programs and services to the independent customer base and to utilize technology to increase distribution efficiencies. We compete with local, regional and national food distributors, as well as with vertically-integrated national and regional chains utilizing a variety of formats, including supercenters, supermarkets and warehouse clubs that purchase directly from suppliers and self-distribute products to their stores. We face competition from these companies on the basis of price, quality, variety and availability of products, strength of private label brands, schedules and reliability of deliveries, and the range and quality of customer services. Continuing our quality service by focusing on key metrics we believe to be industry leading, such as our on-time delivery rate and fill rate, which were 98.6% and 96.0%, respectively, for fiscal 2003, will be essential in maintaining our competitive advantage.

Military Food Distribution Segment

We face competition in our military food distribution business from large national and regional food distributors as well as from smaller local distributors. We believe we compete effectively based on customer service, operating efficiencies and the location of our military distribution centers.

Food Retailing Segment

Competition in the retail grocery business in our geographic markets is intense. We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of national and regional supercenter chains. During 2003, there were nine new supercenters opened in our comparable markets. In 2004, we expect an additional five supercenters to open within our markets. These competitive pressures, occurring in the context of a low margin industry, have contributed to the current trend toward consolidation in the retail grocery business. Depending upon the product and location involved, we compete based on price, quality and assortment, store appeal, including store location and format, sales promotions, advertising, service and convenience. We believe that by focusing on convenience, outstanding perishable execution and exceptional customer service, we can successfully compete.

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

Count-Recount Charges

As discussed above, we participate with our vendors in a broad menu of promotions to increase sales of products. Certain promotions require us to track specific shipments of goods to retailers, or to customers in the case of our own retail stores, during a specified period. At the end of the promotional period, we invoice our vendors for the total promotional allowance based on the quantity of goods sold. This type of promotion, which is often referred to as “count-recount,” requires wholesalers and retailers such as us to incur significant administrative and other costs to manage such programs.

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

Communications with Vendors

In November 2002, we met with our vendors, and brokers representing vendors, collectively comprising approximately 88% of all purchases from vendors who were subject to count-recount charges in lieu of an administrative fee. In those meetings, we advised the vendors and brokers that (i) we had a historical practice of charging an administrative fee either separately or, in most instances, by adding amounts to actual quantities sold in the range of 15% to 20% in lieu of an administrative fee, (ii) such fee had not always been separately disclosed on invoices to vendors, (iii) we had attempted to standardize the practice in late 1999 at a range of 15% to 20%, (iv) we had not been successful in standardizing such practice in that in some situations the application of the practice had been uneven across time and divisions resulting in a move away from a fixed percentage and sometimes resulting in an uneven percentage being applied, and (v) in the future we will charge a flat fee set at a fixed percentage of sales, which would be separately itemized on invoices. In those meetings, substantially all the vendors acknowledged the fees previously charged and none indicated that they would seek any refund based upon the past practice. Subsequently, on November 26, 2002, we notified all of our vendors and brokers (including but not limited to those with whom we had met in person) in writing of our prior and current practices related to count-recount. As of the date of the filing of this report, none of our vendors or brokers is requesting a return of any of the historical count-recount charges assessed, and none has indicated they will make a reduction in future promotional funding.

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

Our representatives met with members of the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance on February 19, 2003. In a letter dated March 7, 2003, the staffs of the SEC’s Office of the Chief Accountant and Division of Corporation Finance indicated that, based on our oral and written representations, they would not object at that time to our accounting for the count-recount charges. The investigation by the SEC’s Division of Enforcement is, however, ongoing and the response by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any further action by the Division of Enforcement.

Trademarks and Servicemarks

We own or license a number of trademarks, tradenames and servicemarks that relate to our products and services, including those mentioned in this report. We consider certain of these trademarks, tradenames and servicemarks to be of material value to our business, and we actively defend and enforce such trademarks, tradenames and servicemarks.

Employees

As of January 3, 2004, we employed 10,570 persons, of whom 5,807 were employed on a full-time basis and 4,763 were employed on a part-time basis. We consider our employee relations to be good. Only 471 of our employees are represented by unions and consist primarily of the distribution center personnel and drivers in our Ohio and Michigan distribution centers.

Available Information

Our internet website is www.nashfinch.com. The references to our website in this report are inactive references only, and the information on our website is not incorporated by reference in this report. Through the Investor Relations portion of our website and a link to a third-party content provider (under the tab “SEC Filings”), you may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a)  or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on our website, under the caption “Corporate Governance,” our Code of Business Conduct that is applicable to all our directors and employees, as well as our Code of Ethics for Senior Financial Management that is applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. Any amendment to or waiver from the provisions of either of these Codes that is applicable to any of these three executive officers will be disclosed on our website under the “Corporate Governance” caption.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Minneapolis, Minnesota, and consist of approximately 120,486 square feet of office space in a building that we own.

Food Distribution Segment

The table below lists, as of January 3, 2004, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers.

Location	Approx. Size (Square Feet)
Upper Midwest Region:
Omaha, Nebraska	626,900
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota(1)	340,400
Sioux Falls, South Dakota(2)	303,400
Fargo, North Dakota	288,800
Rapid City, South Dakota(3)	195,100
Minot, North Dakota	185,200
Southeast Region:
Lumberton, North Carolina(4)	336,500
Statesboro, Georgia(4)	230,500
Bluefield, Virginia	187,500
Central Region:
Bellefontaine, Ohio(5)	706,600
Cincinnati, Ohio	403,300
Bridgeport, Michigan(4)	604,500
Total Square Footage	4,760,600

(1)           Includes 11,400 square feet that we lease.

(2)          Includes 107,300 square feet that we lease. The Sioux Falls facility represents two distinct distribution centers, one that distributes limited variety and slow moving products, and the other that distributes general merchandise and health and beauty care products.

(3)           Includes 8,000 square feet that we lease.

(4)          Leased facility.

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

Military Distribution Segment

The table below lists, as of January 3, 2004, the locations and sizes of our distribution centers exclusively used in our military distribution business. Unless otherwise indicated, we lease each of these distribution centers.

Location	Approx. Size (Square Feet)
Jessup, Maryland	67,200
Norfolk, Virginia(1)	787,500
Total Square Footage	854,700

(1)          Includes 54,359 square feet that we own.

Food Retailing Segment

The table below sets forth, as of January 3, 2004, selected information regarding our 110 corporate-owned stores. We own 32 and lease 78 of these stores.

Banner	Number of Stores	Areas of Operation	Average Square Feet
Econofoods	55	IA, IL, MN, SD, WI, WY	38,505
Sun Mart	33	CO, KS, MN, NE, ND	33,263
AVANZA	6	CO, IL	35,679
Family Thrift Center	6	SD	33,188
Buy·n·Save	5	MN	13,742
Wholesale Food Outlet	3	CO, IA, NE	28,784
Other Stores	2	MN, WI	5,436

As of January 3, 2004, the aggregate square footage of our 110 retail grocery stores totaled 3,794,555 square feet.

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Litigation

Eight class action lawsuits have been filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of the Company’s common stock during the period from February 23, 2000 through February 4, 2003. The complaints generally allege that the defendants  violated  the Securities Exchange Act of 1934 by issuing false statements, including false financial results in which the Company included income from vendor promotions to which the Company was not entitled, so as to maintain favorable credit ratings on its debt. These actions were consolidated in a complaint filed in June 2003. Three derivative actions have also been filed in state court in Minnesota during January and February 2003 by shareholders alleging that certain officers and directors violated duties to the Company to oversee and administer the Company’s accounting. These actions are directly tied to the allegations in the federal securities action. We believe that the lawsuits are without merit and intend to vigorously defend the actions. No damages have been specified. We do not believe that the eventual outcome will have a material impact on our financial position or results of operations.

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

Our representatives met with members of the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance on February 19, 2003. In a letter dated March 7, 2003, the staffs of the SEC’s Office of the Chief Accountant and Division of Corporation Finance indicated that, based on our oral and written representations, they would not object at that time to our accounting for the count-recount charges. The investigation by the SEC’s Division of Enforcement is, however, ongoing and the response by the staffs of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any further action by the Division of Enforcement.

Other

We are also engaged from time to time in routine legal proceedings incidental to our business. We do not believe that any of the pending legal proceedings not discussed above will have a material impact on the business or financial condition of the Company and its subsidiaries, taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of March 5, 2004:

Name	Age	Year First Elected or Appointed as an Executive Officer	Title
Ron Marshall	49	1998	Chief Executive Officer
Robert B. Dimond	42	2000	Executive Vice President, Chief Financial Officer and Treasurer
Michael J. Lewis	53	2003	Executive Vice President, President of Retail
James M. Patitucci	53	2004	Executive Vice President, Merchandising and Marketing
David J. Bersie	52	2002	Sr. Vice President, Food Distribution
Bruce A. Cross	51	1998	Sr. Vice President, Business Transformation
Kathleen E. McDermott	54	2002	Sr. Vice President, General Counsel & Secretary
Joe R. Eulberg	46	2003	Sr. Vice President, Human Resources
William F. Harbecke	59	2002	Vice President, Real Estate and Construction
Jeffrey E. Poore	45	2001	Vice President, Distribution and Logistics
LeAnne M. Stewart	39	1999	Vice President and Corporate Controller

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

Robert B. Dimond has served as our Executive Vice President since May 2002, as Treasurer since May 2001, as our Chief Financial Officer since October 2000 and as our Senior Vice President from October 2000 to May 2002.  He previously served as Group Vice President and Chief Financial Officer for the western region of Kroger Company, a grocery retailer, from March 1999 to September 2000. From February 1992 until March 1999, he served as Group Vice President, Administration and Controller, for Smith’s Food & Drug Centers, Inc., a grocery retailer.

Michael J. Lewis has served as our Executive Vice President, and President of Retail since November 2003. He previously served as President of Conquest Management Corporation, a consulting firm specializing in growth strategies for retail companies, from August 1995 to November 2003.

James M.Patitucci has served as our Executive Vice President, Merchandising and Marketing since February 2004. Prior to joining us, he was President and Chief Executive Officer of Grocery Outlet Inc., an extreme value discount grocery retailer, from October 2000 to September 2003. From December 1999 to October 2000, he served as Senior Vice President-Sales and Marketing for Ralph’s Grocery Company, a division of Kroger Company, a grocery retailer, and from June 1998 to December 1999 served as Group Vice President-Non-Perishable Division for Ralph’s Grocery.

David J. Bersie has served as our Senior Vice President, Food Distribution since September 2002. He previously served as our Vice President of the Midwest Region from October 2000 to September 2002 and as Division Manager of the Cincinnati and Cedar Rapids Distribution Centers from October 1999 to October 2000. Prior to joining us, he served in various positions with Fleming Companies, Inc., a wholesale grocery distributor, including Division President—Peoria Division and Director of Merchandising and Director of Grocery—Minneapolis Division, from 1977 to 1999.

Bruce A. Cross has served as our Senior Vice President, Business Transformation since May 2000. He served as our Senior Vice President and Chief Information Officer from September 1998 to May 2000. Mr. Cross previously served as Senior Project Executive for IBM Global Services, a strategic technical outsourcing and business consulting firm, from January 1995 to September 1998.

Kathleen E. McDermott has served as our Senior Vice President, General Counsel since March 2002. She previously served as a Partner with Collier Shannon Scott, PLLC, a law firm, from January 2001 to March 2002. From June 1993 to June 1996, she served as Executive Vice President and Chief Legal Officer at American Stores Company, a food and drug retailer. From 1980 to 1993, she served as a Partner with the Collier, Shannon, Rill & Scott law firm.

Joe R. Eulberg has served as our Senior Vice President, Human Resources since November 2003.  He previously served as Vice President of Human Resources with 7-Eleven Incorporated, a convenience store operator and franchisor, from August 2000 to August 2003. From September 1998 to August 2000, he served as Senior Vice President, Human Resources at the Accor Economy Lodging division of Accor S.A., an operator and franchisor of economy lodging properties.

William F. Harbecke has served as our Vice President, Real Estate and Construction since May 2002. He previously served as Regional Vice President of Real Estate for Albertson’s, Inc., a food and drug retailer, from 1999 to 2002. From 1986 to 1999, he served in various positions with American Stores Company ranging from Director of Real Estate to Senior Vice President of Real Estate.

Jeffrey E. Poore has served as our Vice President, Distribution and Logistics since May 2001. From 1996 to April 2001, Mr. Poore served in various positions with SuperValu Inc., a food wholesaler and retailer, most recently as Vice President, Logistics from January 1999 to April 2001. Before joining SuperValu, Mr. Poore served as the Director of Logistics for SUN TV & Appliance, Inc. from December 1995 to September 1996.

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

PART II

ITEM 5.  MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Nasdaq National Market and currently trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the Nasdaq National Market, and the quarterly cash dividends paid per share of common stock. Prices do not include adjustments for retail mark-ups, mark-downs or commissions. At January 3, 2004 there were 2,841 stockholders of record.

	2003		2002		Dividends Per Share
	High	Low	High	Low	2003	2002
First Quarter	$9.86	$4.26	$31.10	$25.22	$0.00	$0.09
Second Quarter	13.90	6.90	32.20	23.55	0.18	0.09
Third Quarter	18.70	13.33	33.18	12.50	0.09	0.09
Fourth Quarter	24.70	15.97	15.34	7.12	0.09	0.09

On February 24, 2004, the Nash Finch Board of Directors declared a cash dividend of $0.135 per common share, payable on March 19, 2004 to stockholders of record as of March 5, 2004.

ITEM 6. SELECTED FINANCIAL DATA

NASH FINCH COMPANY and SUBSIDIARIES
Consolidated Summary of Operations
Five years ended January 3, 2004 (not covered by Independent Auditors’ Report)

	2003	2002	2001	2000	1999
(Dollar amounts in thousands except per share amounts)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Sales(1)	$3,971,502	$3,874,672	$3,982,206	$3,839,499	$3,922,701
Cost of sales including warehousing and transporation expenses(1)	3,516,460	3,408,409	3,529,124	3,409,778	3,535,066
Selling, general and adminstrative, and other operating expenses	326,828	347,418	335,886	322,448	296,733
Special charges	—	(765)	—	—	(7,045)
Interest expense	33,869	29,490	34,303	34,444	29,931
Depreciation and amortization	42,412	39,988	46,601	45,330	41,563
Provision for income taxes	17,254	19,552	15,025	11,659	11,216
Net earnings from continuing operations	$34,679	$30,580	$21,267	$15,840	$15,237
Earnings on disposal of discontinued operations, net of income tax	413	—	—	—	4,566
Extraordinary charge from early extinguishment of debt, net of income tax	—	—	—	(369)	—
Cumulative effect of change in accounting principle, net of income tax(2)	—	(6,960)	—	—	—
Net earnings	$35,092	$23,620	$21,267	$15,471	$19,803
Basic earnings per share:
Earnings from continuing operations	$2.87	$2.59	$1.83	$1.38	$1.35
Earnings from discontinued operations	0.03	—	—	—	0.40
Extraordinary charge from early extinguishment of debt	—	—	—	(0.03)	—
Cumulative effect of change in accounting principle(2)	—	(0.59)	—	—	—
Basic earnings per share	$2.90	$2.00	$1.83	$1.35	$1.75
Diluted earnings per share:
Earnings from continuing operations	$2.85	$2.52	$1.78	$1.38	$1.34
Earnings from discontinued operations	0.03	—	—	—	0.40
Extraordinary charge from early extinguishment of debt	—	—	—	(0.03)	—
Cumulative effect of change in accounting principle(2)	—	(0.57)	—	—	—
Diluted earnings per share	$2.88	$1.95	$1.78	$1.35	$1.74
Cash dividends declared per common share	$.36	$.36	$.36	$.36	$.36
Pretax earnings from continuing operations as a percent of sales	1.31%	1.29%	0.91%	0.72%	0.67%
Net earnings as a percent of sales	0.88%	0.61%	0.53%	0.40%	0.50%
Effective income tax rate	33.3%	39.0%	41.4%	42.4%	42.4%
Current assets	$415,810	$468,281	$479,364	$433,539	$465,563
Current liabilities	$284,752	$309,256	$383,624	$324,786	$327,327
Net working capital	$131,058	$159,025	$95,740	$108,753	$138,236
Ratio of current assets to current liabilities	1.46	1.51	1.25	1.33	1.42
Total assets	$886,352	$947,922	$970,245	$880,828	$862,443
Capital expenditures	$40,728	$52,605	$43,924	$54,066	$52,282
Long-term obligations (long-term debt and capitalized lease obligations)	$326,583	$405,376	$368,807	$353,664	$347,809
Stockholders’ equity	$256,457	$221,479	$203,408	$184,540	$172,674
Stockholders’ equity per share(3)	$21.36	$18.61	$17.43	$16.12	$15.22
Return on stockholders’ equity(4)	13.52%	13.81%	10.46%	8.58%	8.82%
Number of common stockholders of record at year-end	2,841	2,797	2,710	2,786	2,348
Common stock high price(5)	$24.70	$33.18	$35.54	$13.56	$14.50
Common stock low price(5)	$4.26	$7.12	$11.81	$6.00	$5.88

(1)     See Item 8, Note 1 of this report under the caption “Revenue Recognition” regarding the reclassification of facilitated services.

(2)     See Item 8, Note 1 of this report under the caption “New Accounting Standards” regarding the adoption of EITF No. 02-16.

(3)     Based on average outstanding shares at year-end.

(4)     Return based on continuing operations.

(5)     High and low closing sales price on Nasdaq National Market.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the leading food distribution and retail companies in the United States, with approximately $4.0 billion in annual sales. Approximately 48% of our sales come from our food distribution segment, which sells and distributes a wide variety of nationally branded and private label grocery products from 15 distribution centers to more than 1,800 grocery stores and institutional customers located in 25 states, primarily in the Midwest and Southeast. Approximately 28% of our annual sales come from our military food distribution segment, which contracts with vendors to distribute a wide variety of grocery products to military commissaries and military distribution centers supporting over 100 military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico and Iceland. The remaining 24% of our annual sales come from our retail segment, which operates 110 corporate-owned stores primarily in the Upper Midwest.

Our food distribution and retail businesses operate in intensely competitive industries, characterized by low profit margins and increasing consolidation. Alternative store formats, such as supercenters, warehouse clubs and extreme value food stores, have gained and continue to gain market share at the expense of conventional grocery stores, which represent the substantial majority of our corporate-owned stores as well as of our independent retail customer base. Largely as a result of this trend, but also as a result of difficult economic conditions in 2002 and the first part of 2003, over the three years discussed in this report we have experienced decreasing same store sales in our retail segment and, to a lesser degree, attrition among the existing customer base in our food distribution segment. Despite these competitive pressures, our annual sales over this three-year period have been relatively flat as a result of new business gained by our food distribution and military distribution businesses.

During 2003, competitive conditions in the food distribution industry were affected by the bankruptcy filing of Fleming Companies, Inc., at the time one of the largest independent food wholesalers in the United States, and the subsequent sale of its wholesale business (including its customer contracts) to several competitors. Although we did not purchase any portion of the Fleming wholesale business, during the second half of 2003 sales in our food distribution segment increased in large measure because we were able to obtain the business of former Fleming wholesale customers who were not under contract to Fleming. In the fourth fiscal quarter of 2003, food distribution sales increased 12.4% over the year earlier quarter (after adjusting for the extra week in the 2003 quarter), as a result of gaining former Fleming customers and other new accounts, as well as growth from our existing customer base.

Our military food distribution segment continues to experience solid year-over-year sales growth. This was driven by higher sales to military bases both overseas and in the U.S. We believe that the high ratings we consistently receive on key service metrics from the Defense Commissary Agency have helped us win new business. During 2003, we completed the consolidation of our two large military distribution warehouses into one located in Norfolk, Virginia. Although this project included transition expenses that had an impact on 2003 earnings, in the fourth quarter of that year we began to realize the efficiencies expected when that project was undertaken, and expect those benefits to continue.

Despite the decrease in same store sales in our retail segment, we believe that we have a defensible market position in the Upper Midwest. We believe that approximately 61% of our conventional grocery stores are number 1 or number 2 by sales in their respective local markets, which include all supermarkets and supercenters within the respective city limits in which our stores are located. To defend and improve upon our position, we recognize that we must successfully undertake and complete various initiatives, such as more consistent store-level execution across the store base, refocusing on perishables, and providing more attractive promotional programs. We are also carefully studying the competitive position of each of our stores in each local market in which we operate.

During 2003, we reduced total debt (including capital lease obligations) by $81 million as part of a continuing effort to reduce the Company’s leverage, and we believe that doing so reduces the risk profile of the Company. In February 2004, our Board increased our quarterly dividend from $0.09 per share to $0.135 per share. With the exception of temporary draws on our revolving credit line to build inventories for certain holidays during the year, we expect that cash flow from operations will be sufficient to enable us to further reduce our debt during 2004. Reducing dependence on debt also frees up borrowing capacity to enable us to take advantage of potential acquisition or investment opportunities that present themselves.

RESULTS OF OPERATIONS

The following discussion summarizes our operating results for fiscal 2003 compared to fiscal 2002 and fiscal 2002 compared to fiscal 2001. However, fiscal 2003 results are not directly comparable to fiscal 2002 or 2001 because fiscal 2003 contained an additional week.

Sales

The following tables summarize our sales activity for fiscal 2003, 2002 and 2001 (in millions).

	2003			2002			2001
Segment sales:	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$1,915.2	48.2%	4.9%	$1,825.8	47.1%	(6.4)%	$1,951.4	49.0%
Military	1,090.0	27.5%	6.8%	1,020.7	26.4%	2.5%	995.7	25.0%
Retail	966.3	24.3%	(6.0)%	1,028.2	26.5%	(0.7)%	1,035.1	26.0%
Total Sales	$3,971.5	100.0%	2.5%	$3,874.7	100.0%	(2.7)%	$3,982.2	100.0%

The following table summarizes the impact on Company and segment sales of the additional week in the fourth fiscal quarter of 2003:

Adjusted Fiscal 2003 Sales for the Effect of an Additional Week of Sales (in millions)

Segment sales:	Sales	53rd Week Sales	Comparable 52 Weeks of Sales	Comparable Percent Change from 2002
Food Distribution	$1,915.2	$33.3	$1,881.9	3.1%
Military	1,090.0	17.3	1,072.7	5.1%
Retail	966.3	17.8	948.5	(7.8)%
Total Sales	$3,971.5	$68.4	$3,903.1	0.7%

The increase in food distribution sales in fiscal 2003 is largely attributable to new business with former Fleming customers and other new accounts, as well as growth from our existing customer base. Partially offsetting this increase were reduced sales and store closings by certain independent retailers because of increased competition in their respective markets. The decrease in food distribution sales in fiscal 2002 from fiscal 2001 was primarily due to difficult economic conditions, reduced demand on the part of independent retailers, and the elimination of marginal accounts we chose to no longer service.

The increase in military segment sales in fiscal 2003 was largely attributable to increases in year-over-year sales to commissaries in the United States and overseas. The increased sales in fiscal 2002 relative to 2001 were attributable to an increase in export sales, primarily due to the positive impact of the military deployment to the Middle East during fiscal 2002.

The decrease in retail segment sales from fiscal 2002 to fiscal 2003 primarily reflects a 10.6% decrease in same store sales. While same store sales declined 5.3% from fiscal 2001 to fiscal 2002, the impact on retail segment sales was largely offset by the acquisition of U Save Foods Inc. (U Save) in the second half of fiscal 2001. These declines in same store sales primarily reflected the growth of supercenter competition in our retail territories and retail consumers purchasing less in conventional supermarket channels. We are implementing various initiatives to improve our same store sales performance. These initiatives may not have an immediate impact on same store sales; however the results of our initiatives are intended to become evident in our same store sales comparisons as the year progresses. During fiscal 2003 and 2002, our corporate store count changed as follows:

	Fiscal Year 2003	Fiscal Year 2002
Number of stores at beginning of year	109	110
New stores	4	5
Acquired stores	6	1
Closed or sold stores	(9)	(7)
Number of stores at end of year	110	109

Gross Profit

Gross profit (calculated as sales less cost of sales) for fiscal 2003 was 11.5% of sales compared to 12.0% for fiscal 2002 and 11.4% for fiscal 2001. Gross profit was negatively impacted in fiscal 2003 versus fiscal 2002 because retail segment sales, which earn a higher gross profit than food distribution and military distribution segment sales, represented a smaller percentage of our total sales. In addition, the costs associated with the 2003 consolidation of two large warehouse facilities in the military distribution segment reduced gross profit by $2.7 million. Gross profit was positively impacted in fiscal 2002 versus fiscal 2001 by an increase in retail segment sales as a percentage of our total sales, by distribution efficiencies gained in our food distribution segment, and by more efficient use of promotional spending in our retail segment. In addition, gross profit comparisons benefited from LIFO credits of $1.1 million and $2.2 million in fiscal 2003 and 2002, respectively, compared to a LIFO charge of $2.7 million in fiscal 2001. The LIFO credits in fiscal 2003 and 2002 were due to food price deflation and decreased inventory levels as a result of lower sales.

In the fourth quarter of fiscal 2002 we early adopted the provisions of EITF  No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” (See “New Accounting Standards” below for discussion) retroactive to the beginning of fiscal 2002. The impact of the adoption on gross profit in fiscal 2002, excluding the cumulative effect adjustment, was an increase of $1.4 million. In addition, the adoption resulted in a reclassification of $9.1 million of net cooperative advertising income from selling, general and administrative expenses to cost of sales.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) for fiscal 2003 were 8.2% of sales as compared to 9.0% of sales in fiscal 2002 and 8.4% of sales in fiscal 2001. The decrease in SG&A expenses in dollars and as a percentage of sales in fiscal 2003 from fiscal 2002 was primarily due to several factors. SG&A expenses were reduced in fiscal 2003 compared to fiscal 2002 because retail segment sales, which have higher SG&A expenses than food distribution and military distribution segment sales, represented a smaller percentage of our total sales. In addition, health insurance expense for fiscal 2003 decreased by $6.2 million, primarily reflecting a decision to eliminate post-retirement medical benefits for active non-union employees in the fourth quarter. Charges for asset impairments decreased $3.9 million from fiscal 2002 to 2003, from $6.6 million to $2.7 million. The impairment charges for fiscal 2003 and 2002 related to six and fifteen stores, respectively, whose carrying values were impaired due to increased competition within the stores’ respective market areas. Partially offsetting these decreases was a decrease of $3.0 million in gains on the sale of real estate, from $3.8 million in 2002 to $0.8 million in 2003.

The increase in SG&A expenses in dollars and as a percentage of sales from 2001 to 2002 primarily reflected an increase in retail segment sales, which have higher SG&A expenses than food distribution and military distribution segment sales, as a percentage of our total sales. In addition, an increase of $4.7 million in asset impairments, from $1.9 million to $6.6 million, a $4.2 million increase in bad debt expense from $4.8 million to $9.0 million, and the reclassification of net cooperative advertising income of $9.1 million in 2002 to cost of sales in accordance with EITF No. 02-16, all contributed to an increase in SG&A expenses in fiscal 2002 from 2001. The impairment charges in fiscal 2001 resulted from our decision to close two stores, as well as the write down of the carrying value of three additional stores. The increase in bad debt expense is primarily attributed to the increased competitive pressure experienced by our independent retailers. Partially offsetting these increases was an increase of $1.2 million in gains from the sale of real estate, from $2.6 million in fiscal 2001 to $3.8 million in fiscal 2002.

Special Charges

We recorded special charges totaling $31.3 million in fiscal 1997 and $71.4 million (offset by $2.9 million of fiscal 1997 charge adjustments) in fiscal 1998. These charges affected our food distribution and retail segments and were also designed to redirect our technology efforts. All actions contemplated by the charges are complete. At January 3, 2004, the remaining accrued liability was $2.2 million and consisted primarily of lease commitments.

During fiscal 2002, the Company reversed $0.63 million and $0.13 million of its fiscal 1998 and 1997 special charges, respectively, due to agreements reached to settle certain leases for less than what the Company had originally estimated.

Depreciation and Amortization Expense

Depreciation and amortization expense for fiscal 2003 increased by 6.1% compared to fiscal 2002. The increase primarily represents the addition of information technology software in 2003. Depreciation and amortization expense for fiscal 2002 decreased by 14.2% from fiscal 2001, primarily reflecting the elimination of goodwill amortization of $5.9 million resulting from the adoption of SFAS No. 142, at the beginning of fiscal 2002, which requires that goodwill no longer be amortized, but instead be tested at least annually for impairment.

Interest Expense

Interest expense for fiscal 2003 increased by 14.8% compared to fiscal 2002, primarily due to $2.5 million paid to our bondholders and $1.3 million paid to our bank lenders in the first quarter of 2003 as consideration for waivers to extend the deadlines for filing our third quarter Form 10-Q for fiscal 2002, our Form 10-K for fiscal 2002 and our first quarter Form 10-Q for fiscal 2003. Apart from the waiver fees, the impact of an increase in our average borrowing rate under the bank credit facility from 4.5% in fiscal 2002 to 5.1% in fiscal 2003 was offset by a decrease in our average borrowing level under that facility, from $156.6 million in 2002 to $137.5 million in fiscal 2003. Interest expense for fiscal 2002 decreased by 14.0% from fiscal 2001, primarily reflecting a $4.3 million reduction in interest expense, including the effects of the interest rate swaps, paid under the bank credit facility as a result of a lower average borrowing rate (4.5% in fiscal 2002 and 8.5% in fiscal 2001), partially offset by an increase in the average borrowing level ($156.6 million in fiscal 2002 and $133.7 million in fiscal 2001).

Income Tax Expense

The effective tax rate for fiscal 2003 was 33.3% compared to 39.0% in fiscal 2002 and 41.4% in fiscal 2001. The reduction in the effective rate from fiscal 2002 to fiscal 2003 was the result of the resolution of various outstanding state and federal tax issues which reduced income tax expense by $3.0 million in fiscal 2003. The reduction in the effective rate from fiscal 2001 to fiscal 2002 was primarily attributed to changes in accounting rules relating to the elimination of goodwill amortization for financial reporting as well as a higher proportion of taxable income being generated in lower tax jurisdictions. Refer to the tax rate table in Part II, Item 8 of this report under Note (10)—“Income Taxes” of Notes to the Consolidated Financial Statements for the comparative components of these rates.

Discontinued Operations

The gain on discontinued operations of $0.4 million in fiscal 2003 was a result of the resolution of a contingency associated with the sale of our Nash De-Camp produce growing and marketing subsidiary in fiscal 1999.

Cumulative Effect of Change in Accounting Principle

We adopted the provisions of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Considerations Received From a Vendor” as of the beginning of fiscal 2002. The cumulative effect at the beginning of fiscal 2002 was a charge of $7.0 million, net of income taxes of $4.4 million. The cumulative effect of a change in accounting principle has been presented in our consolidated statement of income for fiscal 2002 (See “Critical Accounting Polices” under the caption “Vendor Allowances and Credits” and “New Accounting Standards” in Part II, Item 7 of this report).

Net Earnings

Net earnings for fiscal 2003 were $35.1 million, or $2.88 per diluted share, compared to $23.6 million, or $1.95 per diluted share, in fiscal 2002 and $21.3 million, or $1.78 per diluted share, in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing. During 2004, we expect that cash flow from operations will be sufficient to meet our working capital needs and enable us to further reduce our debt, with temporary draws on our revolving credit line needed during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.

Operating cash flows increased by $57.4 million in fiscal 2003 compared to fiscal 2002. Primary contributors to the increase were increased earnings of $11.5 million and more efficient receivables management, which resulted in a decrease in accounts receivable of $18.5 million. The decrease in operating cash flows in fiscal 2002 compared to fiscal 2001 of $33.1 million was primarily due to changes in operating assets and liabilities. Accounts payable decreased by approximately $48.7 million which was partially offset by a decrease in inventory balances of approximately $24.4 million. Both of the changes were the result of management’s efforts to reduce inventory levels in conjunction with a lower sales volume.

Cash used for investing activities increased slightly in fiscal 2003 as compared to fiscal 2002, but decreased $57.6 million from fiscal 2001 to 2002. The reduction in cash used for investing activities in fiscal 2002 compared to fiscal 2001 primarily relates to the level of acquisitions in fiscal 2001 relative to fiscal 2002 and the reduction in loans extended to customers during fiscal 2002.  We expect our capital expenditures for fiscal 2004 to approximate $34.0 million excluding acquisitions. These expenditures are expected to be spent evenly between our food distribution segment, food retailing segment and corporate projects.

Cash used for financing activities increased by $95.0 million in fiscal 2003 compared to fiscal 2002, primarily due to $79.4 million used to pay down our revolving bank credit facility. At January 3, 2004, credit availability under this facility was $127.4 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of January 3, 2004, and the expected timing of cash payments related to such obligations in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(in thousands)
Long Term Debt(1)	$284,674	$2,730	$105,654	$167,975	$8,315
Capital Lease Obligations(2)(3)	88,918	7,641	15,220	15,179	50,878
Operating Leases(2)	164,896	25,442	43,103	31,093	65,258
Purchase Obligations(4)	46,773	33,485	12,732	556	—
Total Contractual Cash Obligations	$585,261	$69,298	$176,709	$214,803	$124,451

(1)          The $105,654 shown as scheduled for payment in years 1-3 includes repayment of the bank credit facility, which has a five year term ending December 19, 2005, based on the current outstanding balance of $100,000. Typically, we are able to refinance our bank credit facility with a new agreement either before or upon maturity, and anticipate refinancing the current agreement in fiscal 2004. Refer to Part II, Item 8 in this report under Note (8)—“Long-term Debt and Bank Credit Facilities” in Notes to Consolidated Financial Statements and to the discussion of covenant compliance below for additional information regarding long term debt.

(2)       Lease obligations primarily relate to store locations for our retail segment, as well as store locations subleased to independent food distribution customers. A discussion of lease commitments can be found in Part II, Item 8 in this report under Note (14)—“Leases” in Notes to Consolidated Financial Statements and under the caption “Lease Commitments” under “Critical Accounting Policies,” below.

(3)       Includes amounts classified as imputed interest.

(4)       The majority of our purchase obligations involve purchase orders made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current product needs and are fulfilled by our vendors within very short time horizons. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable upon shipment of the underlying product. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services. The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase to earn $2.6 million in upfront contract monies received. Should we not be able to fulfill these purchase obligations, we would be only obligated to pay back the unearned upfront contract monies.

We also have made certain commercial commitments that extend beyond 2003. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of January 3, 2004:

	Total	Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(in thousands)
Standby Letters of Credit(1)	$22,622	$17,416	$5,206	—	—
Guarantees(2)	23,270	2,983	3,041	$910	$16,336
Total Other Commercial Commitments	$45,892	$20,399	$8,247	$910	$16,336

(1)          Letters of credit relate primarily to supporting workers’ compensation obligations and are renewable annually.

(2)          Refer to Part II, Item 8 of this report under Note (15)—“Concentration of Credit Risk” of Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” under “Critical Accounting Policies,” below, for additional information regarding debt, lease guarantees and assigned leases.

Bank Credit Agreement

Our bank credit agreement has a five year term ending December 19, 2005 and provides a $100 million term loan and $150 million in revolving credit available for both revolving loans and up to $40 million in letters of credit. It represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs. Borrowings under the bank credit agreement bear interest at the Eurodollar rate plus a margin increase and a commitment commission on the unused portion of the revolver. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At January 3, 2004 the margin and commitment commission were 1.75% and 0.375%, respectively, compared to 2.0% and 0.5% at the end of fiscal 2002.

The bank credit agreement contains various restrictive covenants, compliance with which is essential to continued credit availability under the credit agreement. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage, fixed charge coverage, and leverage. These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, and non-cash LIFO and other charges (such as closed store lease costs and asset impairments), less subsequent cash payments made on non-cash charges. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.

As of January 3, 2004, we were in compliance with all Consolidated EBITDA-based debt covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio(1)	3.25:1.00 (minimum)	3.66:1.00
Fixed Charge Coverage Ratio(2)	1.05:1.00 (minimum)	1.48:1.00
Leverage Ratio(3)	3.50:1.00 (maximum)	2.68:1.00

(1)          Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)          Ratio of Consolidated EBITDA plus rent expense for the trailing four quarters to the sum of interest expense, rent expense and capital expenditures for such period. The required minimum ratio per the credit agreement will be adjusted upward to 1.10:1.00 as of the end of the first quarter of fiscal 2004.

(3)          Total outstanding debt and capitalized leases to Consolidated EBITDA for the trailing four quarters.

Any failure to comply with any of these financial covenants would, after the expiration of any applicable cure period, constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.

The following is a summary of the calculation of Consolidated EBITDA (in thousands) for fiscal 2003, 2002 and 2001:

	2003
	Qtr1	Qtr 2	Qtr 3	Qtr 4	Rolling 4 Qtr
Earnings from continuing operations before income taxes	$5,346	11,910	14,105	20,572	51,933
Interest expense	10,791	7,035	9,011	7,032	33,869
Depreciation and amortization	9,440	9,642	13,098	10,232	42,412
LIFO	400	400	41	(1,961)	(1,120)
Closed store lease costs	354	32	583	187	1,156
Asset impairments	390	—	1,725	591	2,706
Gains on sale of real estate	(66)	(126)	(218)	(338)	(748)
Subsequent cash payments on non-cash charges	(532)	(508)	(602)	(598)	(2,240)
Curtailment of post retirement plan	—	—	—	(4,004)	(4,004)
Total Consolidated EBITDA	$26,123	28,385	37,743	31,713	123,964

	2002
	Qtr1	Qtr 2	Qtr 3	Qtr 4	Rolling 4 Qtr.
Earnings from continuing operations before income taxes	$11,291	15,795	10,508	12,538	50,132
Interest expense	6,647	6,651	9,235	6,957	29,490
Depreciation and amortization	9,307	9,165	12,298	9,218	39,988
LIFO	923	300	—	(3,457)	(2,234)
Closed store lease costs	—	—	353	1,101	1,454
Asset impairments	—	—	1,518	5,067	6,585
Gains on sale of real estate	(7)	(5)	(1,386)	(2,428)	(3,826)
Subsequent cash payments on non-cash charges	(400)	(593)	(684)	(421)	(2,098)
Special charge	—	—	(765)	—	(765)
Total Consolidated EBITDA	$27,761	31,313	31,077	28,575	118,726

	2001
	Qtr1	Qtr 2	Qtr 3	Qtr 4	Rolling 4 Qtr.
Earnings from continuing operations before income taxes	$5,554	9,016	10,320	11,402	36,292
Interest expense	8,202	8,085	10,472	7,544	34,303
Depreciation and amortization	10,647	10,631	14,139	11,184	46,601
LIFO	200	662	1,799	—	2,661
Closed store lease costs	282	—	—	823	1,105
Asset impairments	—	—	—	1,931	1,931
Losses/(gains) on sale of real estate	—	154	44	(2,845)	(2,647)
Subsequent cash payments on non-cash charges	(375)	(407)	(696)	(365)	(1,843)
Total Consolidated EBITDA	$24,510	28,141	36,078	29,674	118,403

Borrowings under the bank credit facility are collateralized by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements. The bank credit agreement also contains covenants that limit the Company’s ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase its stock, make capital expenditures and make loans or advances to others, including customers.

Defaults During 2003

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

On February 28, 2003 we announced that holders of more than 51% of our Senior Subordinated Notes agreed to waive the default under the Indenture. The waiver required us to file our Form 10-Q for the third fiscal quarter of 2002 by May 15, 2003. Such holders also agreed to extend the time for us to file our Form 10-K for our fiscal year ended December 28, 2002 until May 30, 2003 and our Form 10-Q for the first fiscal quarter ended March 22, 2003 until June 15, 2003. In consideration for the waiver, we paid a fee to the bondholders equal to 1.5% of the outstanding principal amount of the notes. We subsequently made the specified filings prior to the extended deadlines.

On March 26, 2003, we announced that the requisite number of bank lenders under our bank credit facility had agreed to extend until June 15, 2003 the deadline for submission to the lenders of our audited fiscal 2002 financial statements. The bank credit agreement had originally called for us to provide to our lenders our audited financial statements for fiscal 2002 by March 28, 2003. In consideration for the amendment to the bank credit facility, we paid a fee to the bank lenders equal to 0.5% of the sum of our revolving loan commitments and aggregate outstanding term loans as of the effective date of the amendment. We subsequently submitted our audited financial statements prior to the extended deadline.

Debt Obligations Generally

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of January 3, 2004:

	Fixed Rate			Variable Rate
	Fair Value	Amount	Rate	Fair Value	Amount	Rate
	(In thousands)
2004		$1,854	8.5%		$876	3.0%
2005		1,899	8.5%		100,904	4.4%
2006		2,010	8.5%		841	4.3%
2007		648	8.5%		828	4.1%
2008		165,677	7.2%		822	3.8%
Thereafter		5,537	6.9%		2,778	3.7%
	$177,522	$177,625		$107,918	$107,049

Derivative Instruments

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At January 3, 2004, we had three outstanding interest rate swap agreements which commenced on July 26, 2002, December 6, 2002 and June 6, 2003, respectively. The agreements expire on September 25, 2004, October 6, 2004 and October 6, 2004 with notional amounts of $50 million, $35 million and $35 million, respectively.

The three interest rate swap agreements described above total $120 million in notional amounts, which are used to calculate the contractual cash flows to be exchanged under the contract. Interest rate swap agreements outstanding at year end and their fair value at that date are summarized as follows (in thousands):

	1/3/04	12/28/02
Pay fixed / receive variable	$120,000	$120,000
Fair value	(1,955)	(2,315)
Average receive rate	1.2%	1.4%
Average pay rate	3.3%	3.0%

Off-Balance Sheet Arrangements

As of the date of this report, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors and with our independent auditors.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. We consider the following accounting policies to be critical and could result in materially different amounts being reported under different conditions or using different assumptions:

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

In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking quantities of product sold (as is the case with count-recount promotions discussed in Part 1, Item 1 in this report under the caption “Count-Recount Charges”), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a “bill-back” in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied.

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

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. We early adopted the provisions of EITF No. 02-16 at the beginning of fiscal 2002, and recognized a charge of $7.0 million, net of income taxes of $4.4 million, that represents the cumulative effect of the deferral of consideration received from vendors as of the beginning of fiscal 2002. Excluding the cumulative impact, the adoption of EITF No. 02-16 on the year ended December 28, 2002 was a decrease in cost of sales of $1.4 million.

As is common in our industry, we use a third party service to undertake accounts payable audits on an ongoing basis. These audits examine vendor allowances offered to us during a given year as well as cash discounts, freight allowances and duplicate payments and establish a basis for us to recover overpayments made to vendors. We reduce future payments to vendors based on the results of these audits, at which time we also establish reserves for commissions payable to the third party service provider as well as for amounts that may not be collected. Although our estimates of reserves do not anticipate changes in our historical payback rates, such changes could have a material impact on our currently recorded reserves.

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts—Methodology

We evaluate the collectability of our accounts and notes receivable based on a combination of factors. In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In determining the adequacy of the reserves, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectibility based on information considered and further deterioration of accounts.  If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero. Refer to Part II, Item 8 of this report under Note (7)—“Accounts and Notes Receivable” of Notes to Consolidated Financial Statements for a discussion of these allowances.

Lease Commitments

We have historically leased store sites for sublease to qualified independent retailers, at rates that are at least as high as the rent paid by us. Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy. We also lease store sites for our retail segment. Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management. Our reserves for such properties can be materially affected by factors such as the extent of interested sublessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, and general economic conditions and the demand for commercial property.   Should the number of defaults by sublessees or corporate store closures materially increase, the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows. Refer to Part II, Item 8 of this report under Note (14)—“Leases” of Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

Guarantees of Debt and Lease Obligations of Others

We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($13.0 million as of January 3, 2004), which would be due in accordance with the underlying agreements. We have also assigned various leases to certain food distribution customers. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be approximately $10.2 million as of January 3, 2004. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts—Methodology” and “Lease Commitments”. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives.

Impairment of Long-lived Assets

Property, plant and equipment are tested for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating future sales and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Estimates of future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We generally determine fair value by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates we use to manage our business operations and to make acquisition and divestiture decisions.

The use of different assumptions would increase or decrease the impairment charge. Actual outcomes may differ from the estimates.

Reserves for Self Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker’s compensation, general and automobile liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities.

NEW ACCOUNTING STANDARDS

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

In January 2003, the EITF concluded that new arrangements, including modifications of existing arrangements entered into after December 31, 2002 should apply the treatment outlined in EITF No. 02-16.  If determinable, pro forma disclosure of the impact of the consensus on prior periods presented is encouraged. In March 2003, the EITF concluded that entities may elect to early adopt the provisions of EITF No. 02-16 as a cumulative effect of change in accounting principle. We elected in the fourth quarter of fiscal 2002 to early adopt the provisions of EITF No. 02-16 at the beginning of fiscal 2002, and recognized a charge of $7.0 million, net of income taxes of $4.4 million, that represents the cumulative effect of a change in accounting principle as of the beginning of fiscal 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (FIN No. 46). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. On December 17, 2003, the FASB provided a revised interpretation on what constitutes a variable interest under Fin No. 46. The FASB stated in the revised interpretation that an enterprise need not determine if an entity is a variable interest entity if the entity is a “business” (as defined within EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”).  As a result of the revised interpretation, the adoption of FIN No. 46 did not have an impact on our consolidated financial statements.

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revisions required changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. We have adopted the revisions of SFAS No. 132 and incorporated them in our consolidated financial statements.

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

Competitive Conditions

The wholesale food distribution and food retailing businesses are intensely competitive, characterized by high inventory turnover, narrow profit margins and increasing consolidation. Our food retailing business, focused in the Upper Midwest, has historically competed with traditional grocery stores and is increasingly competing with alternative store formats such as supercenters, warehouse clubs, dollar stores and extreme value food stores. Our distribution business competes not only with local, regional and national food distributors, but also with vertically-integrated national and regional chains that employ a variety of formats, including supercenters, supermarkets and warehouse clubs. Some of our competitors are substantially larger and may have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, intensifying price competition at the wholesale and retail levels. Industry consolidation and the expansion of alternative store formats, which have gained and continue to gain market share at the expense of traditional grocery stores, tend to produce even stronger competition for our food retail business and for the independent retailer customers of our distribution business. To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will also be affected. If we fail to effectively implement strategies to respond to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

Need to Improve Retail Operations

Primarily due to the competitive conditions discussed above, same store sales in the Company’s retail business decreased 10.6% in 2003 from 2002, after having decreased 5.3% in 2002 from the prior year. We brought new leadership into the retail business in late 2003 with a view toward improving our response to and performance under these difficult competitive conditions. It is expected that this effort will require a variety of initiatives of varying scope and duration. In connection with such an undertaking there are numerous risks and uncertainties, including our ability to successfully identify those initiatives that will be the most effective in improving the competitive position of our retail business, our ability to efficiently and timely implement these initiatives, and the response of competitors to these initiatives. If we are unable to improve the overall competitive position of our retail stores, the revenue and operating performance of that segment may continue to decline, and we may be compelled to close additional stores.

Sensitivity to Economic Conditions

The food distribution and retailing industry is sensitive to national and regional economic conditions, particularly those that influence consumer confidence, spending and buying habits. Economic downturns or uncertainty may not only adversely affect overall demand and intensify price competition, but also cause consumers to “trade down” by purchasing lower priced, and often lower margin, items and to purchase less in traditional supermarket channels. These consumer responses, coupled with the impact of general economic factors such as prevailing interest rates, food price inflation or deflation, employment trends in our markets, and labor and energy costs, can also have a significant impact on the Company’s operating results. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude.

Expansion and Acquisition

Efforts to grow our retail and distribution businesses can include new store openings, new affiliations and acquisitions. Expansion is subject to a number of risks, including the adequacy of our capital resources, the availability of suitable real estate in target markets for store or distribution center sites and the negotiation of acceptable lease or purchase terms, our understanding of the particular demands and preferences of market segments, and the ability to hire and train employees. Acquisitions entail certain additional risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, timely and effectively integrating the operations, systems and personnel of the acquired business, and diversion of management’s time and attention from other business concerns.

Achieving Growth in the Distribution Business

Increasing the growth and profitability of our distribution business is particularly dependent upon our ability to retain existing customers and capture additional distribution customers through our existing network of distribution centers, enabling us to more effectively utilize the fixed assets in that business. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide industry-leading customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our independent customers. If we are unable to execute these tasks effectively, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.

Customer Credit Risk

In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements, particularly in times of economic difficulty or uncertainty, could negatively impact our financial condition and operating results.

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

Possible Changes in Military Commissary System

Because our military food distribution segment sells and distributes grocery products to military commissaries in the U.S. and overseas, any material changes in the commissary system, in military staffing levels or in locations of bases may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation in the number of commissaries, base closings or consolidations in the geographic areas containing commissaries served by us, or a reduction in the number of persons having access to the commissaries.

Other Factors

Other factors that could cause actual results to differ materially from those predicted include changes in federal, state and local laws and regulations; issues affecting the food distribution and retail industry generally, such as food safety concerns, an increase in consumers eating away from home and the manner in which vendors target their promotional dollars; the ability to attract and retain qualified employees; unanticipated problems with product procurement; changes in vendor promotions or allowances; adverse determinations or developments with respect to litigation, other legal proceedings or the SEC investigation of Nash Finch; the success or failure of new business ventures or initiatives; natural disasters and acts of terrorism.

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

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. (Refer to Part II, Item 8 of this report under Note 7—“Accounts and Notes Receivable” in Notes to Consolidated Financial Statements for more information). See disclosures set forth under Item 7 under the caption “Liquidity and Capital Resources.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nash Finch Company
Report of Management

The consolidated financial statements are the responsibility of management and have been prepared in conformity with generally accepted accounting principles and include, where required, amounts based on management’s best estimates and judgments. Financial information appearing throughout this Annual Report is consistent with that in the consolidated financial statements. In order to meet its responsibility, management maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded and that all transactions are properly authorized and reflected in the financial records. The concept of reasonable assurance recognizes that the relative cost of a control procedure should not exceed the expected benefits. Management believes the selection and development of qualified personnel, the establishment and communication of accounting and administrative policies and procedures (including a code of business conduct), and a program of internal audit are important elements of these control systems. The report of Ernst & Young LLP, the Company’s independent accountants, covering their audit of the financial statements, is included in this Annual Report. Their independent audit of the Company’s financial statements includes a review of the system of internal accounting controls to the extent they consider necessary to evaluate the system as required by auditing standards generally accepted in the United States. The Audit Committee of the Board of Directors, composed entirely of directors who are not employees of the Company and who are, in the opinion of the Board of Directors, free of any relationships that would interfere with the exercise of judgment independent of management, meets regularly with financial management, the independent auditors, and the director of internal audit to review accounting control, auditing and financial reporting matters. The internal and independent auditors have unrestricted access to the Audit Committee.

/s/ Ron Marshall
Ron Marshall
Chief Executive Officer
/s/ Robert B. Dimond
Robert B. Dimond,
Executive Vice President, Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Nash Finch Company:

We have audited the accompanying consolidated balance sheets of Nash Finch Company and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash Finch Company and subsidiaries at January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

February 23, 2004
Minneapolis, Minnesota

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

Fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001	2003 (53 weeks)	2002 (52 weeks)	2001 (52 weeks)
Sales	$3,971,502	$3,874,672	$3,982,206
Cost and expenses:
Cost of sales	3,516,460	3,408,409	3,529,124
Selling, general and administrative	326,828	347,418	335,886
Operating earnings	128,214	118,845	117,196
Special charges	—	(765)	—
Depreciation and amortization	42,412	39,988	46,601
Interest expense	33,869	29,490	34,303
Total cost and expenses	3,919,569	3,824,540	3,945,914
Earnings from continuing operations before income taxes	51,933	50,132	36,292
Income tax expense	17,254	19,552	15,025
Earnings from continuing operations	34,679	30,580	21,267
Discontinued operations:
Resolution of contingency	678	—	—
Tax expense	265	—	—
Net earnings from discontinued operations	413	—	—
Earnings before cumulative effect of change in accounting principle	35,092	30,580	21,267
Cumulative effect of change in accounting principle, net of income tax benefit of $4,450	—	(6,960)	—
Net earnings	$35,092	$23,620	$21,267
Basic earnings per share:
Continuing operations	$2.87	$2.59	$1.83
Discontinued operations	0.03	—	—
Cumulative effect of change in accounting principle, net of income tax benefit	—	(0.59)	—
Net earnings per share	$2.90	$2.00	$1.83
Diluted earnings per share:
Continuing operations	$2.85	$2.52	$1.78
Discontinued operations	0.03	—	—
Cumulative effect of change in accounting principle, net of income tax benefit	—	(0.57)	—
Net earnings per share	$2.88	$1.95	$1.78

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 3,	December 28,
	2004	2002
Assets
Current assets:
Cash	$12,757	$31,419
Accounts and notes receivable, net	145,902	165,527
Inventories	236,289	245,477
Prepaid expenses	15,136	12,335
Deferred tax assets	5,726	13,523
Total current assets	415,810	468,281
Investments in affiliates	20	556
Notes receivable, net	31,178	32,596
Property, plant and equipment:
Land	24,121	25,500
Buildings and improvements	163,693	155,865
Furniture, fixtures and equipment	328,318	323,201
Leasehold improvements	86,746	75,360
Construction in progress	1,673	7,169
Assets under capitalized leases	41,661	42,040
	646,212	629,135
Less accumulated depreciation and amortization	(383,861)	(360,615)
Net property, plant and equipment	262,351	268,520
Goodwill	149,792	148,028
Investment in direct financing leases	13,426	14,463
Deferred tax asset, net	—	467
Other assets	13,775	15,011
Total assets	$886,352	$947,922
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$23,350	$27,076
Current maturities of long-term debt and capitalized lease obligations	5,278	7,497
Accounts payable	166,742	170,542
Accrued expenses	78,768	94,068
Income taxes	10,614	10,073
Total current liabilities	284,752	309,256
Long-term debt	281,944	357,592
Capitalized lease obligations	44,639	47,784
Deferred tax liability, net	6,358	—
Other liabilities	12,202	11,811
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—no par value Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 12,152 and 12,012 shares, respectively	20,255	20,021
Additional paid-in capital	27,995	26,275
Restricted stock	(475)	(894)
Accumulated other comprehensive income	(5,970)	(7,507)
Retained earnings	215,417	184,645
	257,222	222,540
Less cost of 35 and 70 shares of common stock in treasury, respectively	(765)	(1,061)
Total stockholders’ equity	256,457	221,479
Total liabilities and stockholders’ equity	$886,352	$947,922

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	2003	2002	2001
Operating activities:
Net earnings	$35,092	$23,620	$21,267
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges—non cash portion	—	(765)	—
Discontinued operations	(678)	—	—
Curtailment of post retirement plan	(4,004)	—	—
Depreciation and amortization	42,412	39,988	46,601
Amortization of deferred financing costs	1,129	1,135	1,183
Amortization of rebatable loans	1,521	1,798	254
Provision for bad debts	8,707	8,997	4,812
Deferred income tax expense	15,480	8,320	8,630
Gain on sale of property, plant and equipment	(1,003)	(3,815)	(2,608)
Cumulative effect of change in accounting principle	—	6,960	—
LIFO (credit) charge	(1,120)	(2,234)	2,661
Impairments	2,706	6,585	1,931
Other	(883)	1,256	1,345
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	18,484	(859)	(36,255)
Inventories	13,145	24,448	3,033
Prepaid expenses	(2,564)	2,675	(2,890)
Accounts payable	(3,817)	(48,718)	26,200
Accrued expenses	(9,411)	(8,265)	17,140
Income taxes	541	(1,309)	(875)
Other assets and liabilities	(1,286)	(2,777)	(2,253)
Net cash provided by operating activities	$114,451	$57,040	$90,176
Investing activities:
Disposal of property, plant and equipment	9,002	14,435	8,889
Additions to property, plant and equipment	(40,728)	(52,605)	(43,924)
Business acquired, net of cash	(2,054)	(3,356)	(47,680)
Loans to customers	(10,626)	(5,551)	(27,813)
Payments from customers on loans	7,058	10,042	17,936
Other	750	2,473	435
Net cash used in investing activities	$(36,598)	$(34,562)	$(92,157)
Financing activities:
(Payments) proceeds of revolving debt	(79,400)	39,400	12,700
Dividends paid	(4,320)	(4,292)	(4,204)
Payments of long-term debt	(7,195)	(3,491)	(3,378)
Payments of capitalized lease obligations	(2,900)	(2,845)	(1,620)
(Decrease) increase in outstanding checks	(3,726)	(30,674)	5,708
Other	1,026	376	1,708
Net cash (used) provided by financing activities	(96,515)	(1,526)	10,914
Net (decrease) increase in cash	(18,662)	20,952	8,933
Cash at beginning of year	31,419	10,467	1,534
Cash at end of year	$12,757	$31,419	$10,467
Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$—	$3,789	$3,866
Acquisition of minority interest	—	1,849	4,294

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

					Accumulated other
					comprehensive income (loss)
			Additional		Minimum	Deferred (loss)/				Total
Fiscal period ended January 3, 2004	Common stock		paid-in	Retained	pension liab.	gain on hedging	Restricted	Treasury stock		stockholders’
December 28, 2002 and December 29, 2001	Shares	Amount	capital	earnings	adjustment	activities	stock	Shares	Amount	equity
Balance at December 30, 2000	11,711	$19,518	$18,564	$148,254	$—	$—	$(10)	(226)	$(1,786)	$184,540
Net earnings	—	—	—	21,267	—	—	—	—	—	21,267
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	—	(128)	—	—	—	(128)
Additional minimum pension liability	—	—	—	—	(2,390)	—	—	—	—	(2,390)
Comprehensive income	—	—	—	—	—	—	—	—	—	18,749
Dividend declared of $.36 per share	—	—	—	(4,204)	—	—	—	—	—	(4,204)
Treasury stock issued upon exercise of options	—	—	943	—	—	—	—	102	523	1,466
Common stock issued upon exercise of options	28	46	264	—	—	—	—	—	—	310
Common stock issued for employee stock purchase plan	92	154	655	—	—	—	—	—	—	809
Amortized compensation under restricted stock plan	—	—	—	—	—	—	1	—	—	1
Stock based deferred compensation	—	—	993	—	—	—	—	—	—	993
Repayment of notes receivable from holders of restricted stock	—	—	—	—	—	—	9	—	—	9
Distribution of stock pursuant to performance awards	—	—	475	—	—	—	—	51	260	735
Balance at December 29, 2001	11,831	19,718	21,894	165,317	(2,390)	(128)	—	(73)	(1,003)	203,408
Net earnings	—	—	—	23,620	—	—	—	—	—	23,620
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	—	(1,105)	—	—	—	(1,105)
Additional minimum pension liability	—	—	—	—	(3,884)	—	—	—	—	(3,884)
Comprehensive income	—	—	—	—	—	—	—	—	—	18,631
Dividend declared of $.36 per share	—	—	—	(4,292)	—	—	—	—	—	(4,292)
Treasury stock issued upon exercise of options	—	—	73	—	—	—	—	7	37	110
Common stock issued upon exercise of options	21	35	195	—	—	—	—	—	—	230
Common stock issued for employee stock purchase plan	43	72	878	—	—	—	—	—	—	950
Issuance of restricted stock	50	84	1,373	—	—	—	(1,457)	—	—	—
Amortized compensation under restricted stock plan	—	—	—				563	—	—	563
Stock based deferred compensation	—	—	248	—	—	—	—	—	—	248
Forfeiture of restricted stock issued pursuant to performance awards	—		(61)	—	—	—	—	(5)	(101)	(162)
Distribution of stock pursuant to performance awards	67	112	1675	—	—	—	—	1	6	1,793
Balance at December 28, 2002	12,012	20,021	26,275	184,645	(6,274)	(1,233)	(894)	(70)	(1,061)	221,479
Net earnings	—	—	—	35,092	—	—	—	—	—	35,092
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	—	41	—	—	—	41
Minimum pension liability adjustment	—	—	—	—	1,496	—	—	—	—	1,496
Comprehensive income	—	—	—	—	—	—	—	—	—	36,629
Dividend declared of $.36 per share	—	—	—	(4,320)	—	—	—	—	—	(4,320)
Treasury stock issued upon exercise of options	—	—	9	—	—	—	—	12	140	149
Common stock issued upon exercise of options	93	156	784	—	—	—	—	—	—	940
Common stock issued for employee stock purchase plan	47	78	559	—	—	—	—	—	—	637
Amortized compensation under restricted stock plan	—	—	—				419	—	—	419
Stock based deferred compensation	—	—	277	—	—	—	—	12	95	372
Forfeiture of restricted stock issued pursuant to performance awards	—		(9)	—	—	—	—	(1)	(3)	(12)
Distribution of stock pursuant to performance awards			100	—	—	—	—	12	64	164
Balance January 3, 2004	12,152	$20,255	$27,995	$215,417	$(4,778)	$(1,192)	$(475)	(35)	$(765)	$256,457

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Fiscal Year

Nash Finch Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal year 2003 consisted of 53 weeks while fiscal years 2002 and 2001 each consisted of 52 weeks. The Company’s interim quarters consist of 12 weeks except for the third quarter which has 16 weeks. For fiscal 2003, the Company’s fourth quarter consisted of 13 weeks.

Principles of Consolidation

The accompanying financial statements include the accounts of Nash Finch Company (the “Company”) and its majority-owned subsidiaries. The equity method of accounting is applied to an investment if the ownership structure prevents Nash Finch from exercising a controlling influence over operating and financial policies of the business as a result of the voting interests of the members. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

In fiscal 2002, the Company reclassified its treatment of facilitated services, which include invoicing and payment services, where it acts as a processing agent for its independent retailers. Prior to the reclassification, amounts invoiced to independent retailers by the Company for facilitated services were recorded as sales and the related amounts due and paid by the Company to its vendors were recorded as costs of sales. The reclassification reduced sales and costs of sales by $117.9 million and $125.2 million for fiscal years 2002 and 2001, respectively, but did not have an impact on gross profit, earnings from continuing operations before income taxes, net earnings, cash flows or financial position for any period or their respective trends.

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs and shipping and handling fees.

Vendor Allowances and Credits

The Company reflects vendor allowances and credits, which include allowances and incentives similar to discounts, as a reduction of cost of sales when the related inventory has been sold, based on the underlying arrangement with the vendor. These allowances primarily consist of promotional allowances, quantity discounts and payments under merchandising arrangements. Amounts received under promotional or merchandising arrangements that require specific performance are recognized when the performance is satisfied and the related inventory has been sold. Discounts based on the quantity of purchases from the Company’s vendors or sales to customers are recognized as the product is sold. When payment is received prior to fulfillment of the terms, the amounts are deferred and recognized according to the terms of the arrangement. (Refer to Part II, Item 8 of this report under Note 2, “Vendor Allowances and Credits”.)

Inventories

Inventories are stated at the lower of cost or market. At January 3, 2004 and December 28, 2002, approximately 82% of the Company’s inventories were valued on the last-in, first-out (LIFO) method. During fiscal 2003, the Company recorded a LIFO credit of $1.1 million compared to a LIFO credit of $2.2 million in fiscal 2002 and a charge of $2.7 million in fiscal 2001. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $44.4 million and $45.5 million higher at January 3, 2004 and December 28, 2002, respectively.

Capitalization, Depreciation and Amortization

Property, plant and equipment are stated at cost. Assets under capitalized leases are recorded at the present value of future lease payments or fair market value, whichever is lower. Expenditures which improve or extend the life of the respective assets are capitalized while maintenance and repairs are expensed as incurred. Interest costs primarily associated with construction projects and software development in the amount of $0.1 million, $0.3 million and $0.1 million have been capitalized during fiscal 2003, 2002 and 2001, respectively.

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

Impairment of Long-lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. The Company allocates the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to the Company. The Company considers historical performance and future estimated results in its evaluation of potential impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. In fiscal 2003, 2002 and 2001, the Company recorded retail impairment charges of $2.7 million, $6.6 million and $1.9 million, respectively, within the “selling, general and administrative” caption of the consolidated statements of income.

Discontinued Operations

On July 31, 1999, the Company sold the outstanding stock of its wholly-owned produce growing and marketing subsidiary, Nash-De Camp. Nash-De Camp had previously been reported as a discontinued

operation following a fourth quarter of fiscal 1998 decision to sell the subsidiary. The gain of $0.4 million in fiscal 2003 reported under the caption “Discontinued operations” was a result of the resolution of a contingency associated with the sale.

Reserves for Self Insurance

The Company is primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs. It is the Company’s policy to record its self insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker’s compensation and general and automobile liabilities are actuarially determined on a discounted basis. The Company has purchased stop-loss coverage to limit its exposure to any significant exposure on a per claim basis. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Goodwill and Intangible Assets

Intangible assets, consisting primarily of goodwill resulting from business acquisitions, are carried at cost. Effective December 30, 2001, Nash Finch adopted SAS No. 142, “Goodwill and Other Intangible Assets.”  The Company re-evaluates the carrying value of intangible assets for impairment annually and/or when factors indicating impairment are present, using an undiscounted operating cash flow assumption.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company was required to apply the provisions of SFAS No. 142 at the beginning of 2002. The Company performed the required impairment test of goodwill upon adoption, as of December 28, 2002 and as of January 3, 2004 and determined that no impairment issues existed. The Company had no intangible assets with indefinite useful lives as of January 3, 2004 or December 28, 2002. At January 3, 2004, the Company had $149.8 million of goodwill on its consolidated balance sheet of which $100.8 million related to the retail segment, $23.2 million related to the food distribution segment and $25.8 million related to the military segment. At December 28, 2002, the Company had $148.0 million of goodwill on its consolidated balance sheet of which $99.0 million related to the retail segment, $23.2 million related to the food distribution segment and $25.8 million related to the military segment.

In conjunction with SFAS No. 142 the following table provides a reconciliation of fiscal 2003, 2002 and 2001 reported net earnings excluding goodwill amortization (in thousands, except per share amounts):

	January 3, 2004	December 28, 2002	December 29, 2001
Reported net income:	$35,092	$23,620	$21,267
Add back: Goodwill amortization net of income taxes	—	—	4,690
Adjusted net income	$35,092	$23,620	$25,957
Basic earnings per share:
Reported earnings per share	$2.90	$2.00	$1.83
Goodwill amortization net of income taxes	—	—	0.40
Adjusted earnings per share	$2.90	$2.00	$2.23
Diluted earnings per share:
Reported earnings per share	$2.88	$1.95	$1.78
Goodwill amortization net of income taxes	—	—	0.39
Adjusted earnings per share	$2.88	$1.95	$2.17

Changes in the net carrying amount of goodwill were as follows (in thousands):

Goodwill as of December 29, 2001	$137,337
Retail acquisitions	10,691
Goodwill as of December 28, 2002	$148,028
Resolution of disputed retail acquisition purchase price	(1,766)
Retail acquisitions	3,530
Goodwill as of January 3, 2004	$149,792

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	January 3, 2004			December 28, 2002
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Gross Carrying Value	Accum. Amort.	Net Carrying Amount
Service contracts	$11,110	$6,110	$5,000	$10,358	$5,303	$5,055
Tradenames	3,300	924	2,376	3,300	792	2,508
Franchise agreements	2,703	752	1,951	2,703	644	2,059
Non-compete agreements	2,444	1,310	1,134	1,784	894	890
Leasehold interests	1,209	1,195	14	1,209	1,182	27
Consulting agreements and other	418	400	18	418	356	62
Total	$21,184	$10,691	$10,493	$19,772	$9,171	$10,601

Aggregate amortization expense recognized for fiscal 2003, 2002 and 2001 was $1.5 million, $1.8 million and $2.1 million, respectively. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $6.3 million. Intangible assets with a definite life are amortized on a straight-line basis over estimated useful lives ranging from 4-25 years.

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

The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities. The Company’s objective in managing its exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate swap agreements, to manage risk exposures when appropriate, based on market conditions.  The Company does not enter into derivative agreements for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument.

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

	2003	2002	2001
Reported net income	$35,092	$23,620	$21,267
Add: stock-based compensation expense from restricted stock plan included in net income	419	562	—
Deduct: stock-based compensation expense from restricted stock plan included in net income	(419)	(562)	—
Deducts: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(1,214)	(1,489)	(1,323)
Adjusted net income	$33,878	$22,131	$19,944
Reported basic earnings per share	$2.90	$2.00	$1.83
Adjusted basic earnings per share	$2.80	$1.88	$1.72
Reported diluted earnings per share	$2.88	$1.95	$1.78
Adjusted diluted earnings per share	$2.78	$1.83	$1.67

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”. Comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings, but rather are recorded directly in the Consolidated Statements of Stockholders’ Equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (FIN No. 46). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. On December 17, 2003, the FASB provided limited deferral on FIN No. 46 and a revised interpretation on what constitutes a variable interest. The FASB decided that the revised interpretation will provide that an enterprise need not determine if an entity is a variable interest entity if the entity is a “business” (as defined within EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”).  As a result of the revised interpretation, the adoption of FIN No. 46 did not have an impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revisions required changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans. The revisions of SFAS No. 132 have been adopted by the Company and incorporated in the Company’s consolidated financial statements.

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

(3) Count-Recount Charges

As discussed above, the Company participates with its vendors in a broad menu of promotions to increase sales of products. Certain promotions require the Company to track specific shipments of goods to retailers, or to customers in the case of the Company’s own retail stores, during a specified period. At the end of the promotional period, the Company invoices its vendors for the total promotional allowance based on the quantity of goods sold. This type of promotion, which is often referred to as “count-recount,” requires wholesalers and retailers such as the Company to incur significant administrative and other costs to manage such programs.

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

Communications with Vendors

In November 2002, the Company met with its vendors, and brokers representing vendors, collectively comprising approximately 88% of all purchases from vendors who were subject to count-recount charges in lieu of an administrative fee. In those meetings, the Company advised the vendors and brokers that (i) the Company had a historical practice of charging an administrative fee either separately or, in most instances, by adding amounts to actual quantities sold in the range of 15% to 20% in lieu of an administrative fee, (ii) such fee had not always been separately disclosed on invoices to vendors, (iii) the Company had attempted to standardize the practice in late 1999 at a range of 15% to 20%, (iv) the Company had not been successful in standardizing such practice in that in some situations the application of the practice had been uneven across time and divisions resulting in a move away from a fixed percentage and sometimes resulting in an uneven percentage being applied, and (v) in the future the Company would charge a flat fee set at a fixed percentage of sales, which would be separately  itemized on invoices. In those meetings, substantially all the vendors acknowledged the fees previously charged and none indicated that they would seek any refund based upon the past practice. Subsequently, on November 26, 2002, the Company notified all of its vendors and brokers (including but not limited to those with whom the Company had met in person) in writing of its prior and current practices related to count-recount. As of the date of these financial statements, none of its vendors or their brokers is requesting a return of any of the historical count-recount Charges assessed, and none has indicated they will make a reduction in future promotional funding.

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

(4) Business Acquisitions

On February 10, 2003, the Company acquired one store in Cannon Falls, Minnesota through a cash purchase of 100% of the net assets. The acquisition of this store resulted in goodwill of $2.0 million. Results of operations are included in the consolidated statements from the date of acquisition. The pro forma effects of the acquisition are immaterial for disclosure.

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

(5) Special Charges

The Company recorded special charges totaling $31.3 million in fiscal 1997 and $71.4 million (offset by $2.9 million of fiscal 1997 charge adjustments) in fiscal 1998. These charges affected the Company’s food distribution and retail segments and were also designed to redirect the Company’s technology efforts. All actions contemplated by the charges are complete. At January 3, 2004, the remaining accrued liability was $2.2 million and consisted primarily of lease commitments.

During fiscal 2002, the Company reversed $0.63 million and $0.13 million of its fiscal 1998 and 1997 special charges, respectively, due to agreements reached to settle certain leases for less than what the Company had originally estimated.

(6) Impairment Charges

Impairment charges of $2.7 million, $6.6 million, and $1.9 million were recorded for asset impairments in fiscal 2003, 2002, and 2001, respectively. These charges were recorded with respect to six stores in fiscal 2003, fifteen stores in fiscal 2002 and five stores in fiscal 2001 due to increased competition within the stores’ respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with SFAS No. 144.

(7) Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal years 2003 and 2002 are comprised of the following components (in thousands):

	2003	2002
Customer notes receivable, current	$12,341	$14,571
Customer accounts receivable	129,560	140,960
Other receivables	20,838	36,729
Allowance for doubtful accounts	(16,837)	(26,733)
Net current accounts and Notes receivable	145,902	165,527
Long-term customer notes receivable	33,585	29,261
Other noncurrent receivables	3,626	3,626
Allowance for doubtful accounts	(6,033)	(291)
Net long-term notes receivable	$31,178	$32,596

Operating results include bad debt expense totaling $8.7 million, $9.0 million and $4.8 million during fiscal years 2003, 2002 and 2001, respectively. The increase in bad debt expense in fiscal 2003 and 2002 can be attributed to increased competitive pressures faced by our independent retailers.

Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value.

(8) Long-term Debt and Bank Credit Facilities

Long-term debt at the end of the fiscal years 2003 and 2002 is summarized as follows (in thousands):

	2003	2002
Revolving credit	$—	$79,400
Term loan	100,000	100,000
Senior subordinated debt, 8.5% due in 2008	164,442	164,310
Industrial development bonds, 1.8% to 7.8% due in various installments through 2014	6,545	7,080
Notes payable and mortgage notes, 3% to 11.5% due in various installments through 2018	13,687	11,995
	284,674	362,785
Less current maturities	2,730	5,193
	$281,944	$357,592

The bank credit agreement has a five year term ending December 19, 2005 and provides a $100 million term loan and $150 million in revolving credit. Borrowings bear interest at the Eurodollar rate plus a margin increase and a commitment commission on the unused portion of the revolver. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At January 3, 2004, the margin and commitment commission were 1.75% and 0.375%, respectively compared to 2.0% and 0.5% at the end of 2002. The agreement contains financial covenants which, among other matters require the Company to maintain predetermined ratio levels related to interest coverage, fixed charges, leverage and working capital.

The Company has outstanding letters of credit in the amounts of $22.6 million and $17.4 million at January 3, 2004 and December 28, 2002, respectively, primarily supporting workers’ compensation obligations.

At January 3, 2004, land in the amount of $1.6 million and buildings and other assets with a depreciated cost of approximately $5.8 million are pledged to secure outstanding mortgage notes and obligations under issues of industrial development bonds. In addition, borrowings under the bank credit facility are collaterized by a security interest in substantially all remaining assets not pledged under other debt agreements, including those of wholly owned subsidiaries.

Aggregate annual maturities of long-term debt for the five fiscal years after January 3, 2004 are as follows (in thousands):

2004	$2,730
2005	102,803
2006	2,851
2007	1,476
2008	166,499
Thereafter	8,315

Interest paid was $33.1 million, $28.4 million and $32.4 million for fiscal years 2003, 2002 and 2001, respectively.

On February 13, 2003 the Company was notified by the Trustee for its $165.0 million 8.5% Senior Subordinated Notes, due in 2008, that a default had occurred under the Indenture as a result of the Company’s failure to file with the SEC its Form 10-Q for the third quarter ended October 5, 2002 and that, unless remedied within the 30 day grace period, such failure would constitute an event of default under the Indenture. In addition, if the default was not remedied within the 30 days, an event of default would also occur under the bank credit facility.

On February 28, 2003 the Company announced that holders of more than 51% of its Senior Subordinated Notes agreed to waive the default under the Indenture. The waiver required the Company to file its Form 10-Q for the third fiscal quarter of 2002 by May 15, 2003. Such holders also agreed to extend the time for the Company to file its Form 10-K for its fiscal year ended December 28, 2002 until May 30, 2003 and its Form 10-Q for the first fiscal quarter ended March 22, 2003 until June 15, 2003. In consideration for the waiver, the Company paid a fee to the bondholders equal to 1.5% of the outstanding principal amount of the notes. The Company subsequently made the specified filings prior to the extended deadlines.

On March 26, 2003, the Company announced that the requisite number of bank lenders under its bank credit facility had agreed to extend until June 15, 2003 the deadline for submission to the lenders of its audited fiscal 2002 financial statements. The bank credit agreement had originally called for the Company to provide to its lenders its audited financial statements for fiscal 2002 by March 28, 2003. In consideration for the amendment to the bank credit facility, the Company paid a fee to the bank lenders equal to 0.5% of the sum of its revolving loan commitments and aggregate outstanding term loans as of the effective date of the amendment. The Company subsequently submitted its audited financial statements prior to the extended deadline.

(9) Derivative Instruments

The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities. The Company’s objective in managing its exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate swap agreements, to manage risk exposures when appropriate, based on market conditions.  The Company does not enter into derivative agreements for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument.

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At January 3, 2004, the Company had three outstanding interest rate swap agreements which commenced on July 26, 2002, December 6, 2002 and June 6, 2003 to manage interest rates on a portion of its long-term debt.   The agreements expire on September 25, 2004, October 6, 2004 and October 6, 2004with notional amounts of $50 million, $35 million and $35 million, respectively. The agreements call for an exchange of interest payments with the Company making payments based on fixed rates of 2.75%, 3.5% and 3.97% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.

Interest rate swap agreements are reflected at fair value in the Company’s consolidated balance sheet and related losses of $1.2 million, net of income taxes, are deferred in stockholders’ equity as a component of other comprehensive income. The Company expects the losses deferred in other comprehensive income to reverse during fiscal 2004.

(10) Income Taxes

Income tax expense is made up of the following components (in thousands):

	2003	2002	2001
Current:
Federal	$3,054	$6,575	$10,643
State	341	1,205	2,114
Tax credits	(168)	(62)	(11)
Deferred:	14,292	11,834	2,279
Total	$17,519	$19,552	$15,025

Total income tax expense is allocated as follows (in thousands):

	2003	2002	2001
Income tax expense from continuing operations	$17,254	$19,552	$15,025
Tax effect of discontinued operations	265	—	—
Tax effect of cumulative effect of change in accounting principle	—	(4,450)	—
Total income tax expense	$17,519	$15,102	$15,025

Income tax expense differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.9	3.9	4.2
Non-deductible goodwill	—	—	2.9
Resolution of various outstanding tax issues	(5.7)	—	—
Other net	0.1	0.1	(0.7)
Effective tax rate	33.3%	39.0%	41.4%

Income taxes paid were $2.7 million, $9.2 million and $4.6 million during fiscal years 2003, 2002 and 2001, respectively.

Income tax provided for the 53 weeks ended January 3, 2004 was 33.3% compared to 39.0% for 2002. During the third quarter of 2003, the Company recognized a reduction in income tax expense of $3.0 million as the result of the resolution of various outstanding state and federal tax issues.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 3, 2004 and December 28, 2002, are presented below (in thousands):

	2003	2002
Deferred tax assets:
Provision for obligations to be settled in future periods	$26,498	$34,917
Closed locations	2,512	2,099
Inventories	—	346
Other	—	1,179
Total deferred tax assets	29,010	38,541
Deferred tax liabilities:
Depreciation and amortization	16,194	13,723
Acquired asset adjustments for fair values	10,286	10,305
Accelerated tax deductions	743	523
Inventories	2,295	—
Other	124	—
Total deferred tax liabilities	29,642	24,551
Net deferred tax (asset)/liability	$(632)	$13,990

Temporary differences for obligations to be settled in the future consist of deferred compensation, vacation, health benefits and other expenses which are not deductible for tax purposes until paid.

(11) Stockholder Rights Plan

Under the Company’s 1996 Stockholder Rights Plan, one right is attached to each outstanding share of common stock. Each right entitles the holder to purchase, under certain conditions, one-half share of common stock at a priceof $30.00 ($60.00 per full share). The rights are not yet exercisable and no separate rights certificates have been distributed. All rights expire on March 31, 2006.

The rights become exercisable 20 days after a “flip-in event” has occurred or 10 business days (subject to extension) after a person or group makes a tender offer for 15% or more of the Company’s outstanding common stock. A flip-in event would occur if a person or group acquires (1) 15% of the Company’s outstanding common stock, or (2) an ownership level set by the Board of Directors at less than 15% if the person or group is deemed by the Board of Directors to have interests adverse to those of the Company and its stockholders. The rights may be redeemed by the Company at any time prior to the occurrence of a flip-in event at $.01 per right. The power to redeem may be reinstated within 20 days after a flip-in event occurs if the cause of the occurrence is removed.

Upon the rights becoming exercisable, subject to certain adjustments or alternatives, each right would entitle theholder (other than the acquiring person or group, whose rights become void) to purchase a number of shares of the Company’s common stock having a market value of twice the exercise price of the right. If the Company is involved in a merger or other business combination, or certain other events occur, each right would entitle the holder to purchase common shares of the acquiring company having a market value of twice the exercise price of the right. Within 30 days after the rights become exercisable following a flip-in event, the Board of Directors may exchange shares of Company common stock or cash or other property for exercisable rights.

(12) Stock-Based Compensation Plans

The Company follows APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Company has four stock incentive plans under which incentive stock options, non-qualified stock options and other forms of stock-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. Under the 1995 Director Stock Option Plan (“1995 Plan”), each non-employee director has received an annual grant of a non-qualified stock option covering 5,000 shares of the Company’s common stock. Each option has an exercise price equal to the fair market value of a share of the Company’s stock on the date of grant, becomes fully exercisable six months after the date of grant, and has a five year term. As of December 31, 2003, the Company has suspended the 1995 Plan and plans to make no further issuances from this Plan. The Company also maintains the 1997 Non-Employee Director Stock Compensation Plan (“1997 Plan”) under which each non-employee director may also defer receipt of some or all of the cash component of his or her annual director compensation until his or her service as a director has ended, and may elect payout of the amounts deferred in cash or shares of Company common stock. As of December 31, 2003, the 1997 Plan was amended to no longer require that non-employee directors receive one-half of their annual retainer in Company stock, and the Board approved the annual issuance of $30,000 worth of performance units to each non-employee director under the 2000 Plan (as defined below).

Under the 1994 Stock Incentive Plan (“1994 Plan”), employees of the Company could be awarded stock options, shares of restricted stock or performance units payable in cash, stock or both. An award under the 1994 Plan was generally an incentive stock option that had an exercise price equal to the fair market value of a share of the Company’s stock on the date of grant, that became exercisable as to 20% of the shares covered by the option on the grant date and 12, 24, 36 and 48 months thereafter, and that had a term of 10 years. No further awards of any kind may be made under the 1994 Plan.

Under the 2000 Stock Incentive Plan (“2000 Plan”), employees, non-employee directors and consultants may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses. As of January 3, 2004, only employees have received awards under the 2000 Plan, and those awards have commonly been non-qualified stock options with terms comparable to those of options granted under the 1994 Plan, except that any option is first exercisable six months after the date of the grant. Awards of unrestricted stock in lieu of cash have been made under the 2000 Plan to certain employees in connection with the Company’s annual bonus program for executives. In such cases, additional awards of restricted stock equal to 15% of the number of shares received in lieu of cash have been made to these employees, with such shares subject to a two-year vesting period. In addition, an award of 50,000 restricted shares was made to the Company’s CEO in February 2002, with 20% of such shares vesting on each of the first five anniversaries of the grant date. Under terms of the award, he has voting power over all of the shares, and is entitled to receive ordinary cash dividends paid generally to shareholders. The award also provides for a cash payment on each vesting date in an amount equal to forty percent of the fair market value of the shares vesting at that time to partially offset the taxes due upon vesting. Compensation expense is recognized over the periods during which the restrictions lapse. Performance units have also been granted to two executives in exchange for phantom stock units those executives had accrued under a now discontinued bonus and deferred compensation plan.

The Company also maintains the 1999 Employee Stock Purchase Plan under which Company employees may purchase shares of Company common stock at the end of each offering period at a price equal to 85% of the lesser of the fair market value of a share of the Company’s common stock at the beginning or end of such offering period. An offering period under the plan is typically six months. Employees purchased 71,785, 43,026 and 92,243 shares in fiscal 2003, 2002 and 2001 respectively, under this plan. At January 3, 2004, 107,734 shares of additional common stock were available for purchase under the plan.

Changes in outstanding options under the 1995 Plan, the 1994 Plan and the 2000 Plan during the three fiscal years ended January 3, 2004 are summarized as follows:

		Weighted
		Average
	Shares	Option Price
	(in thousands)	Per Share
Options outstanding December 30, 2000	944	$11.56
Exercised	(130)	13.63
Forfeited	(137)	13.96
Granted	469	21.36
Options outstanding December 29, 2001	1,146	15.04
Exercised	(29)	11.94
Forfeited	(126)	21.22
Granted	354	29.93
Options outstanding December 28, 2002	1,345	18.45
Exercised	(105)	8.20
Forfeited	(215)	21.23
Granted	328	16.91
Options outstanding January 3, 2004	1,353	$18.43

Stock options totaling 767,000 and 734,474 were exercisable at January 3, 2004 and December 28, 2002, respectively.

The following tables summarize information concerning currently outstanding and exercisable stock options at January 3, 2004:

Options Outstanding
Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$5.68 – 11.22	331,400	1.95	$8.96
11.69 – 16.84	267,750	3.09	15.75
17.25 – 22.19	517,050	3.60	20.15
22.78 – 27.52	29,000	3.11	26.87
28.48 – 31.60	207,500	3.48	31.52
	1,352,700	3.07	$18.43

Options Exercisable
Ranges of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$5.68 – 11.22	238,550	$8.81
11.69 – 16.84	249,600	15.95
17.25 – 22.19	159,450	22.15
22.78 – 27.52	12,400	26.61
28.48 – 31.60	107,000	31.45
	767,000	$17.35

The weighted average fair value of options granted during 2003, 2002 and 2001 are $6.97, $8.42 and $6.81, respectively. The fair value of each option grant is estimated as of the date of grant using the

Black-Scholes single option pricing model assuming a weighted average risk-free interest rate of 3.24%, an expected dividend yield of 1.53%, expected lives of two and one-half years and volatility of 72%. Pro forma compensation cost for the stock incentive plans would reduce net income as described in the “Summary of Significant Accounting Policies” as required by SFAS No. 148.

(13) Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations (in thousands, except per share amounts):

	2003	2002	2001
Numerator:
Earnings from continuing operations	$34,679	$30,580	$21,267
Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,082	11,796	11,624
Effect of dilutive options and awards	113	318	335
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,195	12,114	11,959
Basic earnings per share	$2.87	$2.59	$1.83
Diluted earnings per share	$2.85	$2.52	$1.78

(14) Leases

A substantial portion of the store and warehouse properties of the Company are leased. The following table summarizes assets under capitalized leases (in thousands):

	2003	2002
Buildings and improvements	$41,661	$42,040
Less accumulated amortization	(17,039)	(15,374)
Net assets under capitalized leases	$24,622	$26,666

Total future minimum sublease rents receivable related to operating and capital lease obligations as of January 3, 2004 are $46.1 million and $28.3 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At January 3, 2004, future minimumrental payments by the Company under non-cancelable leases (including with respect to properties that have been subleased) are as follows (in thousands):

	Operating	Capital
	Leases	leases
2004	$25,442	$7,641
2005	23,077	7,594
2006	20,026	7,626
2007	17,869	7,590
2008	13,224	7,589
Thereafter	65,258	50,878
Total minimum lease payments	$164,896	$88,918
Less imputed interest (rates ranging from 8.3% to 24.6%)		41,731
Present value of net minimum lease payments		47,187
Less current maturities		(2,548)
Capitalized lease obligations		$44,639

Total rental expense under operating leases for fiscal years 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Total rentals	$45,002	$43,858	$45,648
Less real estate taxes, insurance and other occupancy costs	(4,399)	(3,805)	(3,378)
Minimum rentals	40,603	40,053	42,270
Contingent rentals	(104)	(175)	(175)
Sublease rentals	(10,986)	(14,092)	(15,687)
	$29,513	$25,786	$26,408

Most of the Company’s leases provide that the Company pay real estate taxes, insurance and other occupancy costs applicable to the leased premises. Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Operating leases often contain renewal options. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

(15) Concentration of Credit Risk

The Company provides financial assistance in the form of loans to some of its independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. The Company establishes allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts. In addition, the Company may guarantee debt and lease obligations of retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

As of January 3, 2004, one retailer comprises 36.8% of the Company’s notes receivable balance. In addition, the Company has guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $13.0 million, including $5.4 million in loan guarantees to one retailer. In the normal course of business, the Company also subleases and assigns to third parties various leases. As of January 3, 2004, the Company estimates that its maximum potential obligation with respect to the subleases and assigned leases to be approximately $74.4 million and $10.2 million, respectively.

(16) Fair Value of Financial Instruments

The estimated fair value of notes receivable approximates the carrying value at January 3, 2004 and December 28, 2002. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of the Company’s long-term debt, including current maturities, was $285.4 million and $312.8 million at January 3, 2004 and December 28, 2002, respectively, utilizing discounted cash flows.

The estimated fair value of the Company’s interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the agreements based upon quoted market prices as provided by the financial institutions which are counter parties to the agreements.

(17) Commitments and Contingencies

Shareholder Litigation

Eight class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of the Company’s common stock during the period from February 23, 2000 through February 4, 2003. The complaints generally allege that the defendants violated  the Securities Exchange Act of 1934 by issuing false statements, including false financial results in which the Company included income from vendor promotions to which the Company was not entitled, so as to maintain favorable credit ratings on its debt. These actions were consolidated in a complaint file in June 2003. Three derivative actions have also been filed in state court in Minnesota by shareholders alleging that certain officers and directors violated duties to the Company to oversee and administer the Company’s accounting. These actions are directly tied to the allegations in the federal securities actions. The Company believes that the lawsuits are without merit and intends to vigorously defend the actions. No damages have been specified. The Company is unable to evaluate the likelihood of prevailing in the case at this early stage of the proceedings, but does not believe that the eventual outcome will have a material impact on its financial position or results of operations.

SEC Investigation

On October 9, 2002, the Company received a letter from the staff of the Division of Enforcement of the SEC indicating that they were conducting an informal inquiry into our process for assessing count-recount charges to the Company’s vendors and how it accounts for those charges. In response, it commenced an internal review of its practices in conjunction with the Audit Committee, special outside counsel and its prior and then-current auditors. The Company filed a written response to the inquiry on November 22, 2002.

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

(18) Long-Term Compensation Plans

The Company has a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Profit sharing contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performance. Effective January 1, 2003, the Company added a Company match to the 401(k) feature of this plan whereby the Company will make an annual matching contribution to each participant’s plan account equal to 50% of the lesser of the participant’s contributions to the plan for the year or 6% of the participant’s eligible compensation for that year. The contribution expense for the Company matching contributions to the 401(k) plan will reduce dollar for dollar the profit sharing contributions that would otherwise be made to the profit sharing plan. Profit sharing expense (including the matching contribution) for 2003, 2002 and 2001 was $4.7 million, $4.7 million and $4.9 million, respectively.

On January 1, 2000, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers. On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year. Benefits payable under the SERP vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages. Compensation expense related to the plan was $0.6 million, $0.6 million and $0.5 million in fiscal 2003, 2002 and 2001, respectively.

The Company also has an income deferral plan for a select group of management or highly compensated employees. The plan is an unfunded plan which permits eligible executives to defer receipt of a portion of the base salary or annual bonus that would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages.

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

The Company provides certain health care benefits for retired employees not subject to collective bargaining agreements. Such benefits will not be provided to employees who leave the Company after December 31, 2003. Employees who left the Company on or before that date become eligible for those benefits when they reach early retirement age if they have met minimum age and service requirements. Health care benefits for retirees are provided under a self-insured program administered by an insurance company.

Effective December 31, 2003, the Company recorded a curtailment reduction in the benefit obligation of $2.5 million and a gain of $4.0 million due to the elimination of retiree medical benefits for all active non-union and certain union employees, and the elimination of retiree life insurance benefits for all active non-union employees. In fiscal 2002, the accumulated postretirement benefit obligation was reduced by $9.1 million due to a plan amendment which: (1) froze entry into the plan for employees hired after June 30, 2002, (2) eliminated coverage for employees whose age plus service were less than 50 as of June 30, 2002, and (3) capped the medical benefits to be provided effective July, 1, 2002 at $175 a month for pre-65 retirees and $70 a month for post-65 retirees.

The estimated future cost of providing post-retirement health costs is accrued over the active service life of the employees. The following table sets forth the benefit obligations and funded status of the curtailed pension plan and curtailed post-retirement benefits.

The actuarial present value of benefit obligations and funded plan status of January 3, 2004 and December 28, 2002 were (in thousands):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$(41,114)	$(37,434)	$(9,199)	$(22,377)
Service cost	(20)	(42)	(245)	(402)
Interest cost	(2,439)	(2,759)	(507)	(737)
Participant contributions	—	—	(1,058)	(808)
Amendment	—	—	—	9,050
Actuarial (loss) gain	1,528	(3,599)	656	3,255
Benefits paid	2,651	2,720	2,267	2,820
Curtailments	—	—	2,481	—
Benefit obligation at end of year	(39,394)	(41,114)	(5,605)	(9,199)
Change in plan assets
Fair value of plan assets at beginning of year	32,912	36,034	—	—
Actual return on plan assets	3,264	(402)	—	—
Employer contributions	318	—	1,209	2,011
Plan participants’ contributions	—	—	1,058	809
Benefits paid	(2,651)	(2,720)	(2,267)	(2,820)
Fair value of plan assets at end of year	33,843	32,912	—	—
Funded status	(5,550)	(8,202)	(5,605)	(9,199)
Unrecognized actuarial loss (gain)	7,924	10,608	1,871	5,298
Unrecognized prior service cost	(62)	(76)	(233)	(4,788)
Prepaid (accrued) benefit cost	$2,312	$2,330	$(3,967)	$(8,689)

Amounts recognized in the statement of financial position consist of (in thousands):

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Prepaid benefit cost	$2,312	$2,330	$—	$—
Accrued benefit cost	(7,833)	(10,456)	(3,967)	(8,689)
Deferred tax asset	3,055	4,182	—	—
Accumulated other comprehensive income	4,778	6,274	—	—
Net amount recognized	2,312	2,330	(3,967)	(8,689)

The estimated projected benefit obligation, accumulated benefit obligation and fair value of assets for the pension plan as of January 3, 2004 and December 28, 2002 were as follows (in thousands):

	January 3, 2004	December 28, 2002
Projected benefit obligation	$39,394	$41,114
Accumulated benefit obligation	39,363	41,039
Fair value of plan assets	33,843	32,912

The aggregate costs for the Company’s retirement benefits included the following components (in thousands):

Components of net periodic benefit cost (income)

	PENSION BENEFITS			OTHER BENEFITS
	2003	2002	2001	2003	2002	2001
Service cost	$20	$42	$61	$245	$402	$1,122
Interest cost	2,439	2,759	2,716	507	737	1,420
Expected return on plan assets	(2,236)	(2,448)	(2,673)	—	—	—
Amortization of transition (asset) obligation	—	—	—	—	—	252
Amortization of prior service cost	(15)	(15)	(15)	(550)	(550)	54
Recognized actuarial (gain) loss	128	43	—	289	528	522
Net periodic benefit cost (income)	336	381	89	491	1,117	3,370
Curtailment (gain) loss	—	—	—	(4,005)	—	—
Net periodic benefit cost after curtailments	336	381	89	(3,514)	1,117	3,370

Weighted-average assumptions used to determine benefit obligations at January 3, 2004:

	PENSION BENEFITS		OTHER BENEFITS
	2003	2002	2003	2002
Weighted-average assumptions
Discount rate	6.25%	6.75%	6.25%	6.75%
Rate of compensation increase	4.00%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended January 3, 2004 and December 28, 2002:

	PENSION BENEFITS		OTHER BENEFITS
	2003	2002	2003	2002
Weighted-average assumptions
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.00%	5.00%	—	—

Assumed health care cost trend rates at January 3, 2004 and December 28, 2002 are as follows:

	January 3, 2004	December 28, 2002
Current year trend rate	10.00%	$9.25%
Ultimate year trend rate	5.00%	5.50%
Year of ultimate trend rate	2009	2008

Assumed health care cost trend rates have a significant effect on the 2003 amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$5	(4)
Effect on post-retirement benefit obligation	37	(34)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the Unites States. The act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accord with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost. Finalization of pending guidance could result in a reduction in the accumulated post retirement benefit obligation and future net periodic post retirement benefit cost.

Pension Plan Assets

The pension plan’s weighted-average asset allocation at January 3, 2004 and December 28, 2002, by asset category are as follows:

	Plan Assets
	January 3, 2004	December 28, 2002
Weighted-average assumptions
Equity securities	25%	21%
Debt securities	10%	10%
Guaranteed investment contract	65%	69%

Investment Policy and Strategy

The Company’s investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs.

Expected Long-Term Rate of Return

The expected return assumption was reviewed by external consultants, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. This assumption is assumed to be reasonable over a long-term period that is consistent with the liabilities.

Cash Flows

Employer Contributions

Pension Plan

The Company anticipates making contributions of $925,000 to $1,460,000, to be paid during the measurement year ending December 31, 2004.

Multi-Employer Plans

Approximately 4.5% of the Company’s employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. The Company does not have the information available to reasonably estimate its share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $1.9 million,$2.3 million and $2.3 million in fiscal 2003, 2002 and 2001, respectively.

(20) Segment Information

The Company and its subsidiaries sell and distribute products that are typically found in supermarkets. The Company has three reportable operating segments. The Company’s food distribution segment consists of 15 distribution centers that sell to independently operated retail food stores and institutional customers. The retail segment consists of corporate-owned stores that sell directly to the consumer. The military distribution segment consists of one large distribution center that sells products exclusively to military commissaries.

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

Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at the Company’s distribution centers related to corporate-owned stores is allocated to the retail segment. Certain revenues and costs from the Company’s distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the food distribution segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2003, 35% of such warehouse operational profits were allocated to the retail operations compared to 37% and 34% in 2002 and 2001, respectively. Prior year’s segment information has been restated to reflect reclassifications of certain transactions from revenues to expense or cost of sales, and an allocation of a military management fee to the military segment.

Schedules

Year end January 3, 2004	Food Distribution	Retail	Military	Total
	(in thousands)
Revenue from external customers	$1,915,170	$966,333	$1,089,999	$3,971,502
Inter-segment revenue	506,488	—	—	506,488
Interest revenue	(297)	(332)	—	(629)
Interest expense (includes capital lease interest)	(283)	3,199	—	2,916
Depreciation and amortization expense	8,982	13,569	1,534	24,085
Segment profit	63,898	30,178	31,283	125,359
Segment assets	360,962	168,323	126,434	655,719
Expenditures for long-lived assets	5,918	25,414	1,264	32,596

Year end December 28, 2002	Food Distribution	Retail	Military	Total
	(in thousands)
Revenue from external customers	$1,825,788	$1,028,174	$1,020,710	$3,874,672
Inter-segment revenue	553,287	—	—	553,287
Interest revenue	(454)	(338)	—	(792)
Interest expense (includes capital lease interest)	(443)	3,302	—	2,859
Depreciation and amortization expense	10,507	12,851	1,420	24,778
Segment profit	61,493	33,738	30,336	125,567
Segment assets	379,166	160,673	132,170	672,009
Expenditures for long-lived assets	8,126	22,894	1,604	32,624

Year end December 29, 2001	Food Distribution	Retail	Military	Total
	(in thousands)
Revenue from external customers	$1,951,384	$1,035,154	$995,668	$3,982,206
Inter-segment revenue	575,301	—	—	575,301
Interest revenue	(741)	(339)	—	(1,080)
Interest expense (includes capital lease interest)	(724)	2,847	—	2,123
Depreciation and amortization expense	12,427	12,771	1,373	26,571
Segment profit	60,717	38,751	31,366	130,834
Segment assets	386,088	169,051	133,223	688,362
Expenditures for long-lived assets	20,484	8,909	1,721	31,114

Reconciliation (In thousands)

	2003	2002	2001
Revenues
Total external revenue for segments	$3,971,502	$3,874,672	$3,982,206
Inter-segment revenue from reportable segments	506,488	553,287	575,301
Elimination of intra-segment revenue	(506,488)	(553,287)	(575,301)
Total consolidated revenues	$3,971,502	$3,874,672	$3,982,206
Profit or Loss
Total profit for segments	$125,359	$125,567	$130,834
Unallocated amounts:
Adjustment of LIFO to inventory	1,120	2,234	(2,661)
Unallocated corporate overhead	(74,546)	(78,434)	(91,881)
Special charges	—	765	—
Income before income taxes	$51,933	$50,132	$36,292
Assets
Total assets for segments	$655,719	$672,009	$688,362
Unallocated corporate assets	278,189	328,643	338,907
Accumulated LIFO reserves	(44,399)	(45,519)	(47,753)
Elimination of intercompany receivables	(3,157)	(7,141)	(9,271)
Total consolidated assets	$886,352	$947,992	$970,245

Other Significant Items—2003

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$24,085	$18,327	$42,412
Interest expense	2,916	30,953	33,869
Expenditures for long-lived assets	32,596	8,132	40,728

Other Significant Items—2002

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$24,778	$15,210	$39,988
Interest expense	2,859	26,631	29,490
Expenditures for long-lived assets	32,624	19,981	52,605

Other Significant Items—2001

	Segment Totals	Adjustments	Consolidated Totals
Depreciation and amortization expense	$26,571	$20,030	$46,601
Interest expense	2,123	32,180	34,303
Expenditures for long-lived assets	31,114	12,810	43,924

The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. The Company’s market areas are in the Midwest, Mid-Atlantic and Southeast United States.

(21) Subsidiary Guarantees

The following table presents summarized combined financial information for certain wholly owned subsidiaries which guarantee on a full unconditional and joint and several basis, $165.0 million of senior subordinated notes due May 1, 2008, which were offered and sold by the Company on April 24, 1998:

The guarantor subsidiaries are 100% owned subsidiaries of the Company.  Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidating Statements of Income
Fiscal Year Ended January 3, 2004
(in thousands)

				Nash Finch
	Nash	Guarantor	Consolidation	Company
	Finch	Subsidiaries	Adjustments	& Subsidiaries
Sales	$3,148,360	$1,017,930	$(194,788)	$3,971,502
Cost and expenses:
Cost of sales	2,819,801	891,447	(194,788)	3,516,460
Selling, general and administrative	213,899	112,929	—	326,828
Operating earnings	114,660	13,554	—	128,214
Depreciation and amortization	32,398	10,014	—	42,412
Equity in consolidated subsidiaries	(174)	—	174	—
Interest expense	32,322	1,547	—	33,869
Total cost and expenses	3,098,246	1,015,937	(194,614)	3,919,569
Earnings from continuing operations before income taxes	50,114	1,993	(174)	51,933
Income tax expense	15,435	1,819	—	17,254
Earnings from continuing operations	34,679	174	(174)	34,679
Discontinued operations:
Resolution of contingency	678	—	—	678
Tax expense	265	—	—	265
Net earnings from discontinued operations	413	—	—	413
Net earnings	$35,092	$174	$(174)	$35,092

Fiscal Year Ended December 28, 2002
(in thousands)

				Nash Finch
	Nash	Guarantor	Consolidation	Company
	Finch	Subsidiaries	Adjustments	& Subsidiaries
Sales	$3,027,101	$1,057,740	$(210,169)	$3,874,672
Cost and expenses:
Cost of sales	2,696,673	921,905	(210,169)	3,408,409
Selling, general and administrative	228,359	119,059	—	347,418
Operating earnings	102,069	16,776	—	118,845
Special charges	(765)	—	—	(765)
Depreciation and amortization	29,015	10,973	—	39,988
Equity in consolidated subsidiaries	(1,780)	—	1,780	—
Interest expense	27,990	1,500	—	29,490
Total cost and expenses	2,979,492	1,053,437	(208,389)	3,824,540
Earnings from continuing operations before income taxes	47,609	4,303	(1,780)	50,132
Income tax expense	17,029	2,523	—	19,552
Earnings before cumulative effect of change in accounting principle	30,580	1,780	(1,780)	30,580
Cumulative effect of change in accounting principle, net of income tax benefit of $4,450	(6,960)	—	—	(6,960)
Net earnings	$23,620	$1,780	$(1,780)	$23,620

Fiscal Year Ended December 29, 2001
(in thousands)

				Nash Finch
	Nash	Guarantor	Consolidation	Company
	Finch	Subsidiaries	Adjustments	& Subsidiaries
Sales	$3,066,756	$1,099,868	$(184,418)	$3,982,206
Cost and expenses:
Cost of sales	2,748,832	964,710	(184,418)	3,529,124
Selling, general and administrative	226,955	108,931	—	335,886
Operating earnings	90,969	26,227	—	117,196
Depreciation and amortization	33,333	13,268	—	46,601
Equity in consolidated subsidiaries	(5,277)	—	5,277	—
Interest expense	33,473	830	—	34,303
Total cost and expenses	3,037,316	1,087,739	(179,141)	3,945,914
Earnings from continuing operations before income taxes	29,440	12,129	(5,277)	36,292
Income tax expense	8,173	6,852	—	15,025
Net earnings	$21,267	$5,277	$(5,277)	$21,267

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
January 3, 2004
(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash	$12,182	$575	$—	$12,757
Accounts and notes receivable, net	113,497	34,916	(2,511)	145,902
Accounts receivable/payable subs	71,312	(71,312)	—	—
Inventories	150,718	85,571	—	236,289
Prepaid expenses	13,564	1,572	—	15,136
Deferred tax assets	11,523	(5,797)	—	5,726
Total current assets	372,796	45,525	(2,511)	415,810
Investments in affiliates	197,891	—	(197,871)	20
Notes receivable, net	20,832	10,346	—	31,178
Net property, plant and equipment	170,085	92,266	—	262,351
Goodwill	32,021	117,771	—	149,792
Other assets	16,073	11,128	—	27,201
Total assets	$809,698	$277,036	$(200,382)	$886,352
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$23,350	$—	—	$23,350
Current maturities of long-term debt and capitalized lease obligations	1,739	3,539	—	5,278
Accounts payable	137,599	31,654	$(2,511)	166,742
Accrued expenses	73,488	5,280	—	78,768
Income taxes	10,626	(12)	—	10,614
Total current liabilities	246,802	40,461	(2,511)	284,752
Long-term debt	271,653	10,291	—	281,944
Capitalized lease obligations	28,157	16,482	—	44,639
Deferred tax liability, net	(3,333)	9,691	—	6,358
Other liabilities	9,962	2,240	—	12,202
Stockholders’ equity	256,457	197,871	(197,871)	256,457
Total liabilities and stockholders’ equity	$809,698	$277,036	$(200,382)	$886,352

December 28, 2002
(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash	$30,856	$563	—	$31,419
Accounts and notes receivable, net	117,482	53,828	$(5,783)	165,527
Account receivable/payable subs	87,227	(87,227)	—	—
Inventories	153,405	92,072	—	245,477
Prepaid expenses	11,318	1,017		12,335
Deferred tax assets	18,181	(4,658)	—	13,523
Total current assets	418,469	55,595	(5,783)	468,281
Investments in affiliates	198,253	—	(197,697)	556
Notes receivable, net	24,378	8,218	—	32,596
Net property, plant and equipment	180,842	87,678	—	268,520
Deferred tax asset, net	9,243	(8,776)	—	467
Goodwill	29,996	118,032	—	148,028
Other assets	17,554	11,920	—	29,474
Total assets	$878,735	$272,667	$(203,480)	$947,922
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$27,076	$—	—	$27,076
Current maturities of long-term debt and capitalized lease obligations	4,083	3,414	—	7,497
Accounts payable	144,121	32,204	$(5,783)	170,542
Accrued expenses	87,579	6,489	—	94,068
Income taxes	10,358	(285)	—	10,073
Total current liabilities	273,217	41,822	(5,783)	309,256
Long-term debt	345,280	12,312	—	357,592
Capitalized lease obligations	29,667	18,117	—	47,784
Other liabilities	9,092	2,719	—	11,811
Stockholders’ equity	221,479	197,697	(197,697)	221,479
Total liabilities and stockholders’ equity	$878,735	$272,667	$(203,480)	$947,922

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidating Statements of Cash Flows
Fiscal Year Ended January 3, 2004
(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$93,749	$20,702	$—	$114,451
Investing activities:
Disposal of property, plant and equipment	8,110	892	—	9,002
Additions to property, plant and equipment	(25,532)	(15,196)	—	(40,728)
Business acquired, net of cash	(2,661)	607	—	(2,054)
Loans to customers	(7,577)	(3,049)	—	(10,626)
Payments from customers on loans	5,586	1,472	—	7,058
Other	750	—	—	750
Net cash used in investing activities	(21,324)	(15,274)	—	(36,598)
Financing activities:
Payments of revolving debt	(79,400)	—	—	(79,400)
Dividends paid	(4,320)	—	—	(4,320)
Payments of long-term debt	(3,247)	(3,948)	—	(7,195)
Payments of capitalized lease obligations	(1,432)	(1,468)	—	(2,900)
Decrease in outstanding checks	(3,726)	—	—	(3,726)
Other	1,026	—	—	1,026
Net cash used by financing activities	(91,099)	(5,416)	—	(96,515)
Net (decrease) increase in cash	(18,674)	12	—	(18,662)
Cash at beginning of year	30,856	563	—	31,419
Cash at end of year	$12,182	$575	$—	$12,757

Fiscal Year Ended December 28, 2002

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$44,313	$12,727	$—	$57,040
Investing activities:
Disposal of property, plant and equipment	12,616	1,819	—	14,435
Additions to property, plant and equipment	(39,458)	(13,147)	—	(52,605)
Business acquired, net of cash	(3,356)	—	—	(3,356)
Loans to customers	(5,476)	(75)	—	(5,551)
Payments from customers on loans	7,686	2,356	—	10,042
Other	2,473	—	—	2,473
Net cash used in investing activities	(25,515)	(9,047)	—	(34,562)
Financing activities:
Proceeds of revolving debt	39,400	—	—	39,400
Dividends paid	(4,292)	—	—	(4,292)
Payments of long-term debt	(1,752)	(1,739)	—	(3,491)
Payments of capitalized lease obligations	(831)	(2,014)	—	(2,845)
Decrease in outstanding checks	(30,674)	—	—	(30,674)
Other	376	—	—	376
Net cash provided (used) by financing activities	2,227	(3,753)	—	(1,526)
Net increase (decrease) in cash	21,025	(73)	—	20,952
Cash at beginning of year	9,831	636	—	10,467
Cash at end of year	$30,856	$563	$—	$31,419

Fiscal Year Ended December 29, 2001

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$29,350	$60,826	$—	$90,176
Investing activities:
Disposal of property, plant and equipment	8,363	526	—	8,889
Additions to property, plant and equipment	(32,076)	(11,848)	—	(43,924)
Business acquired, net of cash	(1,069)	(46,611)	—	(47,680)
Loans to customers	(25,702)	(2,111)	—	(27,813)
Payments from customers on loans	16,000	1,936	—	17,936
Other	435	—	—	435
Net cash used in investing activities	(34,049)	(58,108)	—	(92,157)
Financing activities:
Proceeds of revolving debt	12,700	—	—	12,700
Dividends paid	(4,204)	—	—	(4,204)
Payments of long-term debt	(2,100)	(1,278)	—	(3,378)
Payments of capitalized lease obligations	(407)	(1,213)	—	(1,620)
Increase in outstanding checks	5,708	—	—	5,708
Other	1,708	—	—	1,708
Net cash provided (used) by financing activities	13,405	(2,491)	—	10,914
Net increase in cash	8,706	227	—	8,933
Cash at beginning of year	1,125	409	—	1,534
Cash at end of year	$9,831	$636	$—	$10,467

NASH FINCH COMPANY AND SUBSIDIARIES
Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
A summary of quarterly financial	12 Weeks		12 Weeks		16 Weeks		13 Weeks	12 Weeks
information is presented.	2003	2002	2003	2002	2003	2002	2003	2002
Sales	$856,664	$894,575	$888,612	$908,266	$1,214,781	$1,191,072	$1,011,445	$880,759
Cost of sales	756,640	788,639	785,031	796,797	1,077,363	1,052,278	897,426	770,695
Earnings from continuing operations before income taxes	5,346	11,291	11,910	15,795	14,105	10,508	20,572	12,538
Income taxes	2,085	4,505	4,645	6,302	2,501	3,854	8,023	4,891
Net earnings from continuing operations	3,261	6,786	7,265	9,493	11,604	6,654	12,549	7,647
Discontinued operations, net of income tax expense	—	—	—	—	—	—	413	—
Cumulative effect of change in accounting principle, net of income tax benefit(1)	—	(6,960)	—	—	—	—	—	—
Net earnings(1)	3,261	(174)	7,265	9,493	11,604	6,654	12,962	7,647
Percent to sales and revenues(1)	0.38	(0.02)	0.82	1.05	0.96	0.56	1.28	0.87
Basic earnings per share
Continuing operations	$0.27	$0.58	$0.61	$0.80	$0.96	$0.56	$1.03	$0.65
Discontinued operations	$—	$—	$—	$—	$—	$—	$0.03	$—
Cumulative effect of change in accounting principle	$—	$(0.59)	$—	$—	$—	$—	$—	$—
Net earnings	$0.27	$(0.01)	$0.61	$0.80	$0.96	$0.56	$1.06	$0.65
Diluted earnings per share
Continuing operations	$0.27	$0.56	$0.61	$0.78	$0.95	$0.55	$1.02	$0.64
Discontinued operations	$—	$—	$—	$—	$—	$—	$0.03	$—
Cumulative effect of change in accounting principle	$—	$(0.57)	$—	$—	$—	$—	$—	$—
Net earnings	$0.27	$(0.01)	$0.61	$0.78	$0.95	$0.55	$1.05	$0.64

(1)             In the fourth quarter of fiscal 2002, the Company elected to early adopt the provisions of EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor,” effective as of the beginning of fiscal 2002, and restated its results of operations for fiscal 2002 (see Note (1) Summary of Significant Accounting Policies under the caption “New Accounting Standards”). Net earnings for the Fiscal 2002 first quarter includes ($6,960) or ($0.59) per basic share and ($0.57) per diluted share, net of income taxes, for the cumulative effect of the adoption of EITF 02-16. Quarterly financial data for Fiscal 2002 as previously reported, prior to restatement for the adoption of EITF 02-16 is as follows:

	First	Second	Third
	Quarter	Quarter	Quarter
	2002	2002	2002
Sales	$894,575	$908,266	$1,191,072
Cost of sales	792,389	801,288	1,053,610
Earnings before income taxes and cumulative effect of change in accounting principle	9,749	13,415	11,891
Income taxes	3,890	5,352	4,429
Net earnings before cumulative effect of change in accounting principle	5,859	8,063	7,462
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—
Net earnings	5,859	8,063	7,462
Basic earnings per share	$0.50	$0.68	$0.63
Diluted earnings per share	$0.48	$0.66	$0.61

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding changes in our principal independent accountants during fiscal 2002 and 2003 was previously disclosed in our annual report on Form 10-K for the fiscal year ended December 28, 2002, and is also provided in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) under the caption “Independent Auditors—Changes in Independent Auditors During the Two Most Recent Fiscal Years.”

ITEM 9A. CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 that appears in the 2004 Proxy Statement under the captions “Election of Directors - Information About Directors and Nominees”, “Election of Directors—Information About the Board of Directors and Its Committees”, “Corporate Governance—Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Certain information regarding executive officers of the Registrant is included in Part I immediately following Item 4 above.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 that appears in the 2004 Proxy Statement under the captions “Election of Directors—Compensation of Directors” and “Executive Compensation and Other Benefits” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 that appears in the 2004 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable, as there are no reportable relationships or transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 that appears in the 2004 Proxy Statement under the captions “Independent Auditors—Fees Paid to Independent Auditors” and “Independent Auditors—Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.	FINANCIAL STATEMENTS.
The following financial statements are included in this report on the pages indicated:
Report of Management—page 32
Independent Auditors’ Report—page 33
Consolidated Statements of Income for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001—page 34
Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002—page 35
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001—page 36
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001—page 37
Notes to Consolidated Financial Statements—pages 38 to 71
2.	FINANCIAL STATEMENT SCHEDULES.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts—page 78

Other Schedules. Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	EXHIBITS

Exhibit No.	Description
3.1

Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785)).

3.2

Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (File No. 33-14871)).

3.3

Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

3.4

Bylaws of the Company, as amended effective April 15, 2003 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-785)).

4.1

Stockholder Rights Agreement, dated February 13, 1996, between the Company and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated February 13, 1996 (File No. 0-785)).

4.2

Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).

4.3

Indenture dated as of April 24, 1998 between the Company, the Guarantors, and U.S. Bank Trust National Association pertaining to $165,000,000 of 8.5% Senior Subordinated Notes Due 2008 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed May 22, 1998 (File No. 333-53363)).

4.4

Form of Company’s 8.5% Senior Subordinated Notes due 2008 Series A (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 1998 (File No. 0-785)).

4.5

Form of Company’s 8.5% Senior Subordinated Notes due 2008 Series B (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 20, 1998 (File No. 0-785)).

4.6

First Supplemental Indenture of Trust dated as of June 10, 1999 between the Company, the Subsidiary Guarantors, Erickson’s Diversified Corporation and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).

4.7

Second Supplemental Indenture of Trust Dated as of January 31, 2000 between the Company, the Subsidiary Guarantors, Hinky Dinky Supermarkets, Inc., and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-785)).

4.8

Third Supplemental Indenture of Trust dated as August 13, 2001 between the Company, the Subsidiary Guarantors, U Save Foods, Inc., and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001(File No. 0-785)).

4.9

Fourth Supplemental Indenture of Trust, dated as of February 25, 2003, between the Company, the Subsidiary Guarantors and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 5, 2003 (File No. 0-785)).

10.1

Bank Credit Agreement dated as of December 19, 2000 among the Company, Bankers Trust Company, as administrative agent, and various lenders (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 (File No. 0-785)).

10.2

First Amendment, dated as of March 21, 2003, to the Bank Credit Agreement dated as of December 19, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 27, 2003. (File No. 0-785)).

10.3

Second Amendment, dated as of September 16, 2003, to the Bank Credit Agreement dated as of December 19, 2000 among the Company, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as administrative agent and various lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2003 (File No. 0-785)).

*10.4	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-785)).
*10.5	Nash Finch Income Deferral Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1994 (File No. 0-785)).
*10.6	Nash Finch 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 14, 1997 (File No. 0-785)).
*10.7	Nash Finch 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10.8	Nash Finch 1995 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File N. 0-785)).
*10.9	Nash Finch 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (filed herewith).
*10.10	Nash Finch Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).
*10.11

Non-Statutory Stock Option Agreement dated as of June 1, 1998 between Nash Finch and Ron Marshall (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-785)).

*10.12

Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 (File No. 0-785)).

*10.13	Nash Finch Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
24.1	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

*                    Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

A copy of any of these exhibits will be furnished at a reasonable cost to any stockholder of the Company, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, and Attention: Secretary.

B.	REPORTS ON FORM 8-K:

The following report on Form 8-K was furnished to the SEC during the fourth quarter of fiscal 2003:

On October 31, 2003, the Company furnished a Form 8-K reporting in accordance with “Item 12—Results of Operations and Financial Condition” its results for the third quarter of fiscal year 2003.

NASH FINCH COMPANY and SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years ended January 3, 2004, December 28, 2002 and December 29, 2001
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged (credited) to other accounts		Deductions		Balance at end of year
52 weeks ended December 31, 2001:
Allowance for doubtful receivables(c)	$31,012	$4,812	$1,083	(a)	$5,418	(b)	$31,489
Provision for losses relating to leases on closed locations	6,075	1,105			2,180	(d)	5,000
	$37,087	$5,917	$1,083		$7,598		$36,489
52 weeks ended December 28, 2002:
Allowance for doubtful receivables(c)	$31,489	$8,997	$956	(a)	$14,418	(b)	$27,024
Provision for losses relating to leases on closed locations	5,000	1,454			678	(d)	5,776
	$36,489	$10,451	$956		$15,096		$32,800
53 weeks ended January 3, 2004:
Allowance for doubtful receivables(c)	$27,024	$8,707	$173	(a)	$13,034	(b)	$22,870
Provision for losses relating to leases on closed locations	5,776	1,156			490	(d)	6,442
	$32,800	$9,863	$173		$13,524		$29,312

(a)           Recoveries on accounts previously charged off

(b)          Accounts charged off

(c)           Includes current and non-current receivables

(d)          Net payments of lease obligations & termination fees

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2004	Nash-Finch Company
	By	/s/ Ron Marshall
Ron Marshall
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 10, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Ron Marshall	/s/ Leanne M. Stewart
Ron Marshall, Chief Executive Officer	LeAnne M. Stewart, Vice President
(Principal Executive Officer) and Director	and Corporate Controller (Principal
Accounting Officer)
/s/ Robert B. Dimond
Robert B. Dimond, Executive Vice President,
Chief Financial Officer and
Treasurer (Principal Financial Officer)

/s/ Carole F. Bitter*	/s/ Laura Stein*
Carole F. Bitter, Director	Laura Stein, Director
/s/ Jerry L. Ford*	/s/ John E. Stokely*
Jerry L. Ford, Director	John E. Stokely, Director
/s/ Allister P. Graham*	/s/ William R. Voss*
Allister P. Graham, Chairman	William R. Voss, Director
/s/ John H. Grunewald*	/s/ William H. Weintraub*
John H. Grunewald, Director	William H. Weintraub, Director

*By:	/s/ Kathleen E. McDermott
Kathleen E. McDermott
Attorney-in-fact

NASH FINCH COMPANY
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended January 3, 2004

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the Company	Incorporated by reference (IBR)
3.2	Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987	IBR
3.3	Amendment to Restated Certificate of Incorporation of the Company, effective March 16, 2002	IBR
3.4	Bylaws of the Company, as amended effective April 15, 2002	IBR
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Norwest Bank Minnesota, National Association	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001	IBR
4.3	Indenture dated as of April 24, 1998 between the Company, the Guarantors, and U.S. Bank Trust National Association	IBR
4.4	Form of Company’s 8.5% Senior Subordinated Notes due 2008 Series A	IBR
4.5	Form of Company’s 8.5% Senior Subordinated Notes due 2008 Series B	IBR
4.6	First Supplemental Indenture of Trust dated as of June 10, 1999 between the Company, the Subsidiary Guarantors, Erickson’s Diversified Corporation and U.S. Bank Trust National Association	IBR
4.7	Second Supplemental Indenture of Trust Dated as of January 31, 2000 between the Company, the Subsidiary Guarantors, Hinky Dinky Supermarkets, Inc., and U.S. Bank Trust National Association	IBR
4.8	Third Supplemental Indenture of Trust Dated as August 13, 2001 between the Company, the Subsidiary Guarantors, U Save Foods, Inc., and U.S. Bank Trust National Association	IBR
4.9	Fourth Supplemental Indenture of Trust Dated as February 25, 2003, between the Company, the Subsidiary Guarantors and U.S. Bank Trust National Association	IBR

10.1	Bank Credit Agreement, dated as of December 19, 2000 among the Company, Bankers Trust Company, as administrative agent, and various lenders	IBR
10.2	First Amendment, dated as of March 21, 2003, to the Bank Credit Agreement dated as of December 19, 2000	IBR
10.3

Second Amendment, dated as of September 16, 2003, to the Bank Credit Agreement dated as of December 19, 2000 among the Company, Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) as administrative agent, and various lenders.

IBR
10.4	Form of Change in Control Agreement	IBR
10.5	Nash Finch Income Deferral Plan	IBR
10.6	Nash Finch 1994 Stock Incentive Plan, as amended	IBR
10.7	Nash Finch 2000 Stock Incentive Plan, as amended	IBR
10.8	Nash Finch 1995 Director Stock Option Plan, as amended	IBR
10.9	Nash Finch 1997 Non-Employee Director Stock Compensation Plan (2003 Revision)	Electronically (E)
10.10	Nash Finch Supplemental Executive Retirement Plan	IBR
10.11	Non-Statutory Stock Option Agreement dated as of June 1, 1998 between Nash Finch and Ron Marshall	IBR
10.12	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002	IBR
10.13	Nash Finch Performance Incentive Plan	IBR
21.1	Subsidiaries of the Company	E
23.1	Consent of Ernst & Young LLP	E
24.1	Power of Attorney	E
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	E
1.1	Rule 13a-14(a) Certification of the Chief Financial Officer	E
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	E