Form 10-Q
period 2004-03-27
NASH FINCH CO
filed 2004-05-05
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve weeks ended March 27, 2004

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

Yes  ☒     No  ☐

As of April 20, 2004, 12,301,896 shares of Common Stock of the Registrant were outstanding.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 27, 2004	March 22, 2003

Sales	$879,454	$856,664

Cost and expenses:

Cost of sales	779,606	756,640
Selling, general and administrative	75,430	74,447
Operating earnings	24,418	25,577

Depreciation and amortization	10,156	9,440
Interest expense	6,505	10,791

Total costs and expenses	871,697	851,318

Earnings before income taxes	7,757	5,346

Income tax expense	3,025	2,085

Net earnings	$4,732	$3,261

Net earnings per share:

Basic earnings per share	$0.39	$0.27

Diluted earnings per share	$0.38	$0.27

Cash dividends per common share	$0.135	$—

Weighted average number of common shares outstanding and common equivalent shares outstanding:

Basic	12,276	11,903
Diluted	12,445	11,963

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 27, 2004	January 3, 2004	March 22, 2003
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,069	$12,757	$14,538
Accounts and notes receivable, net	148,208	145,902	148,197
Inventories	242,512	236,289	250,447
Prepaid expenses	13,529	15,136	14,322
Deferred tax assets	5,850	5,726	11,292
Total current assets	419,168	415,810	438,796

Investments in affiliates	20	20	180
Notes receivable, net	32,901	31,178	33,616
Property, plant and equipment:
Land	24,000	24,121	25,477
Buildings and improvements	160,735	163,693	155,579
Furniture, fixtures and equipment	323,488	328,318	324,958
Leasehold improvements	87,141	86,746	76,226
Construction in progress	461	1,673	4,313
Assets under capitalized leases	41,570	41,661	42,040
	637,395	646,212	628,593
Less accumulated depreciation and amortization	(384,109)	(383,861)	(366,076)
Net property, plant and equipment	253,286	262,351	262,517

Goodwill	149,792	149,792	150,053
Investment in direct financing leases	13,148	13,426	14,214
Other assets	13,182	13,775	15,062
Total assets	$881,497	$886,352	$914,438

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$6,152	$23,350	$10,595
Current maturities of long-term debt and capitalized lease obligations	5,371	5,278	7,035
Accounts payable	171,956	166,742	185,287
Accrued expenses	80,669	78,768	100,977
Income taxes payable	10,405	10,614	9,410
Total current liabilities	274,553	284,752	313,304

Long-term debt	281,600	281,944	317,836
Capitalized lease obligations	43,959	44,639	46,582
Deferred tax liability, net	7,524	6,358	71
Other liabilities	11,287	12,202	11,644
Commitments and Contingencies
Stockholders’ equity:
Preferred stock - no par value. Authorized 500 shares; none issued	—	—	—
Common stock - $1.66 2/3 par value. Authorized 50,000 shares, issued 12,314, 12,152 and 12,012 shares, respectively	20,524	20,255	20,021
Additional paid-in capital	30,026	27,995	26,344
Restricted stock	(400)	(475)	(762)
Accumulated other comprehensive income	(5,678)	(5,970)	(7,447)
Retained earnings	218,500	215,417	187,906
	262,972	257,222	226,062
Less cost of 21, 35 and 70 shares of common stock in treasury, respectively	(398)	(765)	(1,061)
Total stockholders’ equity	262,574	256,457	225,001
Total liabilities and stockholders’ equity	$881,497	$886,352	$914,438

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	March 27, 2004	March 22, 2003
Operating activities:

Net earnings	$4,732	$3,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,156	9,440
Amortization of deferred financing costs	259	260
Amortization of rebatable loans	714	68
Provision for bad debts	780	1,437
Deferred income tax expense	1,042	2,769
Gain on sale of property, plant and equipment	(469)	(173)
LIFO charge	392	400
Asset impairments	—	390
Other	199	(95)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(2,579)	17,784
Inventories	(6,615)	(2,533)
Prepaid expenses	1,607	(1,714)
Accounts payable	5,214	13,391
Accrued expenses	2,193	6,052
Income taxes payable	(209)	(663)
Other assets and liabilities	(238)	(523)
Net cash provided by operating activities	17,178	49,551

Investing activities:

Disposal of property, plant and equipment	1,937	751
Additions to property, plant and equipment	(2,958)	(3,664)
Business acquired, net of cash	—	(2,054)
Loans to customers	(2,513)	(3,264)
Payments from customers on loans	580	1,584
Other	477	2
Net cash used in investing activities	(2,477)	(6,645)

Financing activities:
Payments of revolving debt	—	(39,400)
Dividends paid	(1,649)	—
Payments of long-term debt	(343)	(3,375)
Payments of capitalized lease obligations	(588)	(531)
Decrease in outstanding checks	(17,198)	(16,481)
Other	1,389	—
Net cash used in financing activities	(18,389)	(59,787)
Net decrease in cash	(3,688)	(16,881)
Cash at beginning of year	12,757	31,419
Cash at end of year	$9,069	$14,538

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

March 27, 2004

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form  10-K for the year ended January 3, 2004.

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 27, 2004, January 3, 2004 and March 22, 2003, and the results of operations and changes in cash flows for the twelve weeks ended March 27, 2004 and March 22, 2003.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $44.8 million, $44.4 million and $45.9 million higher at March 27, 2004, January 3, 2004 and March 22, 2003, respectively.  For the twelve weeks ending March 27, 2004 and March 22, 2003, the Company recorded a LIFO charge of $0.4 million.

Note 4 – Stock Option Plans

As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation.  As a result, the Company does not recognize compensation costs if the option price equals or exceeds the market price at the date of grant. The following table illustrates the effect on net income and earnings per share for the twelve weeks ended March 27, 2004 and March 22, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 27, 2004	March 22, 2003
Reported net income	$4,732	$3,261
Add: stock-based compensation expense from restricted stock plan included in net income	75	131
Deduct: stock-based compensation expense from restricted stock plan included in net income	(75)	(131)
Deduct: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(142)	(335)
Adjusted net income	$4,590	$2,926
Reported basic earnings per share	$0.39	$0.27
Adjusted basic earnings per share	$0.37	$0.25
Reported diluted earnings per share	$0.38	$0.27
Adjusted diluted earnings per share	$0.37	$0.24

Note 5 – Other Comprehensive Income

Comprehensive income is as follows (in thousands):

	Twelve Weeks Ended
	March 27, 2004	March 22, 2003

Net earnings:	$4,732	$3,261
Unrealized gain, net of tax	178	37
Comprehensive income	$4,910	$3,298

During 2004 and 2003, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS No. 133.

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

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  The revisions to SFAS No. 132 required changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans.  The Company adopted revisions of SFAS No. 132 in the fourth quarter of fiscal 2003 and incorporated the revision in the Company’s consolidated financial statements as of January 3, 2004.  The interim disclosures can be found in Part I, Item 1 of this report under Note 8 – “Pension and Other Post-Retirement Benefits” in Notes to Consolidated Financial Statements.

Note 7 – Segment Reporting

A summary of the major segments of the business is as follows:

(In thousands)

Twelve weeks ended March 27, 2004

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$431,128	$253,690	$194,636	$879,454
Inter-segment revenue	97,828	—	—	97,878
Segment profit	14,493	8,217	2,750	25,460

Twelve weeks ended March 22, 2003

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$388,448	$246,759	$221,457	$856,664
Inter-segment revenue	117,556	—	—	117,556
Segment profit	11,203	6,676	7,237	25,116

Reconciliation to statements of operations:

(In thousands)

Twelve weeks ended March 27, 2004 and March 22, 2003

	2004	2003
Profit and loss
Total profit for segments	$25,460	$25,116
Unallocated amounts:
Adjustment of inventory to LIFO	(392)	(400)
Unallocated corporate overhead	(17,311)	(19,370)
Earnings before income taxes	$7,757	$5,346

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

In the normal course of business, the Company may guarantee lease and debt obligations of retailers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations ($12.8 million as of March 27, 2004), which would be due in accordance with the underlying agreements.  We have also assigned various leases to certain food distribution customers.  If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $9.4 million as of March 27, 2004.

Note 9 – Pension and Other Post-Retirement Benefits

The following table presents the components of the Company’s pension and postretirement net periodic benefit cost for the twelve weeks ended March 27, 2004 and March 22, 2003 (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$—	$5	$2	$61
Interest cost	594	610	76	127
Expected return on plan assets	(539)	(559)	—	—
Amortization of prior service cost	(4)	(4)	(7)	(137)
Recognized actuarial (gain) loss	41	32	20	72
Net periodic benefit cost	$92	$84	$91	$123

Weighted-average assumptions used to determine net periodic benefit cost for first quarter of fiscal 2004 and 2003 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Weighted-average assumptions
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	7.50%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

Total contributions to the Company’s pension plan in 2004 are expected to be approximately $300,000.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the Unites States.  The act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  In accordance with FASB Staff

Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost.  FAS 106-1 will become effective for the Company in the first interim period beginning after June 15, 2004, which for the Company is its third quarter of fiscal 2004.  Finalization of pending guidance could result in a reduction in the accumulated post retirement benefit obligation and future net periodic post retirement benefit cost.

Note 10 – Subsidiary Guarantees

The following table presents summarized combined financial information for certain wholly owned subsidiaries which guarantee on a full unconditional and joint and several basis, $165.0 million of senior subordinated notes due May 1, 2008, which were offered and sold by the Company on April 24, 1998.

The guarantor subsidiaries are 100% owned subsidiaries of the Company.  Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twelve Weeks Ended March 27, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$695,485	$221,639	$(37,670)	$879,454

Cost and expenses:

Cost of sales	622,994	194,282	(37,670)	779,606
Selling, general and administrative	49,601	25,829	—	75,430
Operating earnings	22,890	1,528	—	24,418

Depreciation and amortization	7,891	2,265	—	10,156
Equity in consolidated subsidiaries	749	—	(749)	—
Interest expense	6,175	330	—	6,505
Total cost and expenses	687,410	222,706	(38,419)	871,697

Earnings before income taxes	8,075	(1,067)	749	7,757

Income tax expense	3,343	(318)		3,025
Net earnings	$4,732	$(749)	$749	$4,732

Twelve Weeks Ended March 22, 2003

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$679,130	$222,504	$(44,970)	$856,664

Cost and expenses:

Cost of sales	606,974	194,636	(44,970)	756,640
Selling, general and administrative	47,984	26,463	—	74,447
Operating earnings	24,172	1,405	—	25,577

Depreciation and amortization	7,135	2,305	—	9,440
Equity in consolidated subsidiaries	764	—	(764)	—
Interest expense	10,422	369	—	10,791

Total cost and expenses	673,279	223,773	(45,734)	851,318

Earnings before income taxes	5,851	(1,269)	764	5,346

Income tax expense	2,590	(505)	—	2,085

Net earnings	$3,261	$(764)	$764	$3,261

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

March 27, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$8,554	$515	$—	$9,069
Accounts and notes receivable, net	115,531	34,531	(1,854)	148,208
Accounts receivable/payable subs	65,002	(65,002)	—	—
Inventories	155,685	86,827	—	242,512
Prepaid expenses	12,311	1,218	—	13,529
Deferred tax assets	11,835	(5,985)	—	5,850
Total current assets	368,918	52,104	(1,854)	419,168

Investments in affiliates	197,142	—	(197,122)	20
Notes receivable, net	24,758	8,143	—	32,901

Net property, plant and equipment	163,875	89,411	—	253,286

Goodwill	32,021	117,771	—	149,792
Other assets	15,492	10,838		26,330
Total assets	$802,206	$278,267	$(198,976)	$881,497

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$6,152	$—	—	$6,152
Current maturities of long-term debt and capitalized lease obligations	1,778	3,593		5,371
Accounts payable	139,765	34,045	$(1,854)	171,956
Accrued expenses	75,005	5,664	—	80,669
Income taxes payable	10,405	—	—	10,405
Total current liabilities	233,105	43,302	(1,854)	274,553

Long-term debt	271,560	10,040	—	281,600
Capitalized lease obligations	27,909	16,050	—	43,959
Deferred tax liability, net	(2,223)	9,747	—	7,524
Other liabilities	9,281	2,006	—	11,287
Stockholders’ equity	262,574	197,122	(197,122)	262,574

Total liabilities and stockholders’ equity	$802,206	$278,267	$(198,976)	$881,497

January 3, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$12,182	$575	$	$12,757
Accounts and notes receivable, net	113,497	34,916	(2,511)	145,902
Accounts receivable/payable subs	71,312	(71,312)	—	—
Inventories	150,718	85,571		236,289
Prepaid expenses	13,564	1,572	—	15,136
Deferred tax assets	11,523	(5,797)	—	5,726
Total current assets	372,796	45,525	(2,511)	415,810

Investments in affiliates	197,891	—	(197,871)	20
Notes receivable, net	20,832	10,346		31,178

Net property, plant and equipment	170,085	92,266	—	262,351

Goodwill	32,021	117,771	—	149,792
Other assets	16,073	11,128		27,201
Total assets	$809,698	$277,036	$(200,382)	$886,352

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$23,350	$—		$23,350
Current maturities of long-term debt and				—
capitalized lease obligations	1,739	3,539		5,278
Accounts payable	137,599	31,654	$(2,511)	166,742
Accrued expenses	73,488	5,280		78,768
Income taxes payable	10,626	(12)	—	10,614
Total current liabilities	246,802	40,461	(2,511)	284,752

Long-term debt	271,653	10,291	—	281,944
Capitalized lease obligations	28,157	16,482	—	44,639
Deferred tax liability, net	(3,333)	9,691		6,358
Other liabilities	9,962	2,240		12,202
Stockholders’ equity	256,457	197,871	(197,871)	256,457

Total liabilities and stockholders’ equity	$809,698	$277,036	$(200,382)	$886,352

March 22, 2003

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$13,971	$567	—	$14,538
Accounts and notes receivable, net	111,379	42,107	$(5,289)	148,197
Accounts receivable/payable subs	73,390	(73,390)	—	—
Inventories	156,945	93,502	—	250,447
Prepaid expenses	12,664	1,658		14,322
Deferred tax assets	15,851	(4,559)	—	11,292
Total current assets	384,200	59,885	(5,289)	438,796

Investments in affiliates	197,113		(196,933)	180
Notes receivable, net	26,486	7,130	—	33,616

Net property, plant and equipment	175,511	87,006		262,517

Goodwill	32,021	118,032		150,053
Other assets	17,305	11,971		29,276
Total assets	$832,636	$284,024	$(202,222)	$914,438

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$10,595	$—	—	$10,595
Current maturities of long-term debt and capitalized lease obligations	3,583	3,452	—	7,035
Accounts payable	154,874	35,702	$(5,289)	185,287
Accrued expenses	92,835	8,142	—	100,977
Income taxes payable	10,621	(1,211)	—	9,410
Total current liabilities	272,508	46,085	(5,289)	313,304

Long-term debt	305,893	11,943	—	317,836
Capitalized lease obligations	28,852	17,730	—	46,582
Deferred tax liability, net	(8,752)	8,823		71
Other liabilities	9,134	2,510	—	11,644
Stockholders’ equity	225,001	196,933	(196,933)	225,001
Total liabilities and stockholders’ equity	$832,636	$284,024	$(202,222)	$914,438

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twelve Weeks Ended March 27, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$16,873	$305	$—	$17,178

Investing activities:
Disposal of property, plant and equipment	1,416	521	—	1,937
Additions to property, plant and equipment	(2,672)	(286)	—	(2,958)
Loans to customers	(2,513)	—	—	(2,513)
Payments from customers on loans	551	29	—	580
Other	477	—	—	477
Net cash (used in) provided by investing activities	(2,741)	264	—	(2,477)

Financing activities:
Dividends paid	(1,649)	—	—	(1,649)
Payments of long-term debt	(91)	(252)	—	(343)
Payments of capitalized lease obligations	(211)	(377)	—	(588)
Decrease in outstanding checks	(17,198)	—	—	(17,198)
Other	1,389	—	—	1,389
Net cash used by in financing activities	(17,760)	(629)	—	(18,389)
Net decrease in cash	(3,628)	(60)	—	(3,688)
Cash at beginning of year	12,182	575	—	12,757
Cash at end of year	$8,554	$515	$—	$9,069

Twelve Weeks Ended March 22, 2003

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$46,258	$3,293	$—	$49,551

Investing activities:
Disposal of property, plant and equipment	273	478	—	751
Additions to property, plant and equipment	(1,682)	(1,982)	—	(3,664)
Business acquired, net of cash	(2,661)	607	—	(2,054)
Loans to customers	(3,264)	—	—	(3,264)
Payments from customers on loans	1,373	211	—	1,584
Other	2	—	—	2
Net cash used in investing activities	(5,959)	(686)	—	(6,645)

Financing activities:
Proceeds of revolving debt	(39,400)	—	—	(39,400)
Payments of long-term debt	(1,110)	(2,265)	—	(3,375)
Payments of capitalized lease obligations	(193)	(338)	—	(531)
Decrease in outstanding checks	(16,481)	—	—	(16,481)
Net cash used in financing activities	(57,184)	(2,603)	—	(59,787)
Net increase (decrease) in cash	(16,885)	4	—	(16,881)
Cash at beginning of year	30,856	563	—	31,419
Cash at end of year	$13,971	$567	$—	$14,538

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the leading food distribution and retail companies in the United States, with approximately $4.0 billion in annual sales.  Approximately 49% of our sales for the twelve weeks ended March 27, 2004 were the result of our food distribution segment, which sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and institutional customers primarily in the Midwest and Southeast.  Approximately 29% of our first quarter 2004 sales were the result of our military food distribution segment, which contracts with vendors to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the Unites States, and in Europe, Cuba, Puerto Rico and Iceland.  The remaining 22% of our first quarter 2004 sales were attributed to our retail segment, which as of March 27, 2004, operated 106 corporate-owned stores primarily in the Upper Midwest.

During the first quarter of 2004, our food distribution revenue grew by 11% compared to the same period last year primarily as a result of new customer accounts, the largest number of whom are former customers of Fleming Companies, Inc.  We believe that additional business opportunities will be available to our food distribution segment throughout 2004 from former customers of Fleming and other wholesalers, from independent operators who purchase stores from major retailers seeking to rationalize their markets, and from retailers adding groceries to their product offerings.  The degree to which we are able to capitalize on these opportunities will determine the degree to which new business gains can exceed customer attrition in the historical range of two to four percent.  Profitability in our military segment increased in the first quarter of fiscal 2004 as a result of efficiencies gained through the consolidation of two large warehouse facilities in fiscal 2003.

Our retail segment, comprised primarily of conventional grocery stores, continued to be negatively affected by increasing competition, primarily from the growth of alternative store formats that have gained market share at the expense of conventional stores.  Retail segment profits compared negatively to the prior year partially due to the impact of negative same store sales and partially due to losses incurred by the AVANZA stores opened last year.  To defend and improve upon the competitive position of our retail segment, we are assessing and have begun to undertake a variety of initiatives of varying scope and duration, including improved merchandising and pricing strategies, improving store-level execution and improving perishables offerings and quality.

RESULTS OF OPERATIONS

The following discussion compares our operating results for the twelve weeks ended March 27, 2004 to the twelve weeks ended March 22, 2003.

Sales

The following tables summarize our sales activity for the twelve weeks ended March 27, 2004 compared to the twelve weeks ended March 22, 2003 (dollars in millions):

	2004			2003
Segment sales:	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$431.1	49.0%	11.0%	$388.4	45.3%
Military	253.7	28.9%	2.8%	246.8	28.8%
Retail	194.7	22.1%	(12.1)%	221.5	25.9%
Total Sales	$879.5	100.0%	2.7%	$856.7	100.0%

The increase in food distribution sales for twelve weeks ended March 27, 2004 is due to new business with former Fleming customers and other new accounts as well as growth from our existing customer base.  Partially offsetting this increase were reduced sales to, and store closings by, certain independent retailers because of increased competition in their respective markets.

The increase in military segment sales for the twelve weeks ended March 27, 2004 is primarily due to product line extensions in our domestic commissary business.

The decrease in retail segment sales for the twelve weeks ended March 27, 2004 primarily reflects a 10.9% decrease in same store sales, which compares retail sales for stores which were in operation for the same number of weeks in the comparative periods.  The decline is attributed to the intense level of competition throughout our retail marketing areas, largely reflecting the growth of supercenter competition, and retail customers trading down and/or purchasing less in conventional supermarket channels.  During the twelve weeks ended March 27, 2004 our corporate store count changed as follows:

Number of stores at beginning of period	110
Closed or sold stores	(4)
Number of stores at end of period	106

Gross Profit

Gross profit (calculated as sales less cost of sales) for the twelve weeks ended March 27, 2004 was 11.4% of sales compared to 11.7% for the same period last year.  Gross profit was negatively impacted for the twelve weeks ended March 27, 2004 compared to the same period last year because retail segment sales, which earn a higher gross profit than food distribution and military segment sales, represented a smaller percentage of our total sales.  The decrease in our overall gross profit margin was partially offset by improved gross profit margins in the military and food distribution segments.  The increase in our military segment was due to efficiencies gained through the consolidation of two large warehouse facilities in the second and third quarters of fiscal 2003, while the improvement in our food distribution segment reflected greater efficiencies in warehouse and transportation costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the twelve weeks ended March 27, 2004 were 8.6% of sales compared to 8.7% for the same period last year.  This decrease in SG&A expenses as a percentage of sales primarily reflected the fact that first quarter fiscal 2004 sales in our retail segment, which has higher SG&A expenses than our food distribution and military distribution segments, represented a smaller percentage of our total sales.  The impact on SG&A as a percentage of sales resulting from the decrease in our retail sales was partially offset by our retail segment’s fixed costs, which remained flat quarter over quarter.

Depreciation and Amortization Expense

Depreciation and amortization expense for the twelve weeks ended March 27, 2004 increased by $0.7 million compared to the same period last year.  The increase in depreciation and amortization primarily represents additional information technology projects added subsequent to the first quarter of 2003 and in the first quarter of 2004 which are being depreciated over three years.

Interest Expense

Interest expense for the twelve weeks ended March 27, 2004 decreased by $4.3 million compared to the same period last year, primarily due to $3.8 million paid to our bondholders and bank lenders in 2003 as consideration for waivers to extend the deadlines for filing certain 2002 and 2003 periodic reports.  In addition, our average borrowing level under our bank credit facility decreased from $159.8 million for the twelve weeks ended March 22, 2003 to $104.1 million for the twelve weeks ended March 27, 2004.  Partially offsetting the impact of these factors was an increase in our effective interest rate from 4.9% for the twelve weeks ended March 22, 2003 to 5.5% for the twelve weeks ended March 27, 2004.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate was 39.0% for both the twelve weeks ended March 27, 2004 and March 22, 2003.

Net Earnings

Net earnings for the twelve weeks ended March 27, 2004 were $4.7 million, or $0.38 per diluted share, compared to $3.3 million, or $0.27 per diluted share, for the twelve weeks ended March 22, 2003.  As noted above, net earnings in the first quarter of fiscal 2003 were adversely affected by $2.3 million net of tax, or $0.20 per diluted share, paid to lenders as consideration for waivers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience, consultation with experts and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements.  We consider the accounting policies discussed under the caption “Critical Accounting Policies” in Part II, Item 7 of our Form 10-K for the year ended January 3, 2004 to be critical in that materially different amounts could be reported under different conditions or using different assumptions

Any effects on our business, financial position or results of operations resulting from revised estimates or different assumptions are recorded in the period in which the facts that give rise to the revision become known.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our capital needs through a combination of internal and external sources.  These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease financing.  For the remainder of fiscal 2004, we expect that cash flow from operations will be sufficient to meet our working capital needs and enable us to further reduce our debt, with temporary draws on our revolving credit line needed during the year to build inventories for certain holidays.  Longer term, we believe that cash flows from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.

Operating cash flows decreased by $32.4 million for the twelve weeks ended March 27, 2004 compared to the same period last year, primarily as a result of a decrease of $17.8 million in accounts receivable in the first quarter 2003, reflecting more efficient receivables management.  In addition, our accounts payable increased by $5.2 million and $13.4 million for the twelve weeks ended March 27, 2004 and March 22, 2003, respectively.

Cash used for investing activities decreased by $4.2 million for the twelve weeks ended March 27, 2004 as compared to the same period last year, primarily because we made no acquisitions during the fiscal 2004 quarter.

Cash used for financing activities decreased by $41.4 million for the twelve weeks ended March 27, 2004 compared to the same period last year, primarily due to $39.4 million used to pay down our revolving bank credit facility during the first quarter of fiscal 2003.  At March 27, 2004, credit availability under this facility was $123.9 million.

Bank Credit Facility

Our bank credit agreement has a five year term ending December 19, 2005 and provides a $100 million term loan and $150 million in revolving credit available for loans which includes $40 million in letters of credit.  It represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.  We anticipate refinancing the current agreement during 2004.

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

As of March 27, 2004, we were in compliance with all Consolidated EBITDA-based debt covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.25:1.00 (minimum)	4.12:1.00
Fixed Charge Coverage Ratio(2)	1.10:1.00 (minimum)	1.53:1.00
Leverage Ratio (3)	3.50:1.00 (maximum)	2.72:1.00

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

The following is a summary of the calculation of Consolidated EBITDA (in thousands) for the trailing four quarters ended March 27, 2004 and March 22, 2003:

	2003 Qtr 2	2003 Qtr 3	2003 Qtr 4	2004 Qtr 1	Rolling 4 Qtr
Earnings before income taxes	$11,910	$14,105	$20,572	$7,757	$54,344
Interest expense	7,035	9,011	7,032	6,505	29,583
Depreciation and amortization	9,642	13,098	10,232	10,156	43,128
LIFO	400	41	(1,961)	392	(1,128)
Closed store lease costs	32	583	187	(129)	673
Asset impairments	—	1,725	591	—	2,316
Gains on sale of real estate	(126)	(218)	(338)	(82)	(764)
Subsequent cash payments on non-cash charges	(508)	(602)	(598)	(565)	(2.273)
Curtailment of post retirement plan	—	—	(4,004)	—	(4,004)
Total Consolidated EBITDA	$28,385	$37,743	$31,713	$24,034	$121,875

	2002 Qtr 2	2002 Qtr 3	2002 Qtr 4	2003 Qtr 1	Rolling 4 Qtr.
Earnings before income taxes	$15,795	$10,508	$12,538	$5,346	$44,187
Interest expense	6,651	9,235	6,957	10,791	33,634
Depreciation and amortization	9,165	12,298	9,218	9,440	40,121
LIFO	300	—	(3,457)	400	(2,757)
Closed store lease costs	—	353	1,101	354	1,808
Asset impairments	—	1,518	5,067	390	6,975
Gains on sale of real estate	(5)	(1,386)	(2,428)	(66)	(3,885)
Subsequent cash payments on non-cash charges	(593)	(684)	(421)	(532)	(2,230)
Special charge	—	(765)	—	—	(765)
Total Consolidated EBITDA	$31,313	$31,077	$28,575	$26,123	$117,088

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At March 27, 2004 we had three outstanding interest rate swap agreements which commenced on July 26, 2002, December 6, 2002 and June 6, 2003 to manage interest rates on a portion of our long-term debt.  The agreements expire on September 25, 2004, October 6, 2004 and October 6, 2004 with notional amounts of $50 million, $35 million and $35 million, respectively.  The agreements call for an exchange of interest payments with us making payments based on fixed rates of 2.75%, 3.5% and 3.97% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.

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

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause material differences include the following:

•	the effect of competition on our distribution and retail businesses;
•	the ability to successfully identify and implement initiatives to improve retail operations;
•	general sensitivity to economic conditions;
•	risks entailed by expansion, affiliations and acquisitions;
•	the ability to increase growth and profitability of our distribution business;
•	credit risk from financial accommodations extended to customers;
•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;
•	possible changes in the military commissary system;
•	changes in vendor promotions or allowances;
•	changes in consumer spending, buying patterns or food safety concerns;
•

adverse determinations or developments with respect to litigation, other legal proceedings or the SEC investigation discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004;

•	unanticipated problems with product procurement; and
•	the success or failure of new business ventures or initiatives.

These factors are discussed more fully in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 under the caption “Cautionary Factors.”  You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to revise or update publicly any forward-looking statements.  You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.

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

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  The revisions to SFAS No. 132 required changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans.  We adopted the revisions of SFAS No. 132 and incorporated them in our consolidated financial statements as of January 3, 2004.  The interim disclosures can be found in Part I, Item 1 of this report under Note 8 – “Pension and Other Post-Retirement Benefits” in Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities.  We use interest rate swap agreements to manage our risk exposure (See Part II, Item 7 of our January 3, 2004 Form 10-K and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 26, 2004, the Company furnished a Form 8-K reporting under “Item 12 – Results of Operations and Financial Condition” its results for the thirteen and fifty-three weeks ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: May 4, 2004	By /s/ Ron Marshall
Ron Marshall
Chief Executive Officer

Date: May 4, 2004	By /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Twelve Weeks Ended March 27, 2004

Item No.

Item

Method of Filing

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Furnished herewith