Form 10-Q
period 2004-06-19
NASH FINCH CO
filed 2004-07-23
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve weeks ended June 19, 2004

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

Yes ☒  No ☐

As of July 13, 2004, 12,303,396 shares of Common Stock of the Registrant were outstanding.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003

Sales	$906,393	$888,612	$1,785,847	$1,745,276

Cost and expenses:
Cost of sales	806,928	785,031	1,588,535	1,541,671
Selling, general and administrative	72,323	74,994	145,752	149,441
Special charge	36,494	—	36,494	—
Depreciation and amortization	9,800	9,642	19,956	19,082
Operating earnings	(19,152)	18,945	(4,890)	35,082

Interest expense	6,487	7,035	12,992	17,826

(Loss) earnings before income taxes	(25,639)	11,910	(17,882)	17,256

Income tax (benefit) expense	(9,999)	4,645	(6,974)	6,730

Net (loss) earnings	$(15,640)	$7,265	$(10,908)	$10,526

Net (loss) earnings per share:
Basic earnings per share	$(1.26)	$0.61	$(0.88)	$0.88

Diluted earnings per share	$(1.26)	$0.61	$(0.88)	$0.88

Cash dividends per common share	$0.135	$0.18	$0.27	$0.18

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,404	11,906	12,340	11,904
Diluted	12,404	11,983	12,340	11,973

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 19, 2004	January 3, 2004	June, 14 2003
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,122	$12,757	$8,398
Accounts and notes receivable, net	143,163	145,902	148,787
Inventories	225,925	236,289	245,339
Prepaid expenses	11,757	15,136	15,172
Deferred tax assets	17,332	5,726	9,405
Total current assets	428,299	415,810	427,101

Investments in affiliates	20	20	20
Notes receivable, net	32,204	31,178	30,751
Property, plant and equipment:
Land	23,693	24,121	25,452
Buildings and improvements	160,524	163,693	156,049
Furniture, fixtures and equipment	312,725	328,318	325,971
Leasehold improvements	71,490	86,746	78,499
Construction in progress	533	1,673	7,676
Assets under capitalized leases	41,060	41,661	42,040
	610,025	646,212	635,687
Less accumulated depreciation and amortization	(382,961)	(383,861)	(372,284)
Net property, plant and equipment	227,064	262,351	263,403

Goodwill	148,720	149,792	150,053
Investment in direct financing leases	11,316	13,426	13,959
Other assets	12,591	13,775	14,441
Total assets	$860,214	$886,352	$899,728

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$11,787	$23,350	$5,108
Current maturities of long-term debt and capitalized lease obligations	5,434	5,278	7,046
Accounts payable	175,391	166,742	175,214
Accrued expenses	80,077	78,768	89,004
Income taxes payable	14,750	10,614	10,954
Total current liabilities	287,439	284,752	287,326

Long-term debt	260,894	281,944	323,343
Capitalized lease obligations	41,715	44,639	45,962
Deferred tax liability, net	2,996	6,358	1,592
Other liabilities	21,157	12,202	11,316
Commitments and contingencies
Stockholders’ equity:
Preferred stock - no par value. Authorized 500 shares; none issued	—	—	—
Common stock - $1.66 2/3 par value. Authorized 50,000 shares, issued 12,322, 12,152 and 12,012 shares, respectively	20,539	20,255	20,021
Additional paid-in capital	30,212	27,995	26,458
Restricted stock	(347)	(475)	(676)
Accumulated other comprehensive income	(5,228)	(5,970)	(7,638)
Retained earnings	201,199	215,417	193,021
	246,375	257,222	231,186
Less cost of 20, 35 and 57 shares of common stock in treasury, respectively	(362)	(765)	(997)
Total stockholders’ equity	246,013	256,457	230,189
Total liabilities and stockholders’ equity	$860,214	$886,352	$899,728

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-Four Weeks Ended
	June 19, 2004	June 14, 2003
Operating activities:

Net (loss) earnings	$(10,908)	$10,526
Adjustments to reconcile net income to net cash provided by operating activities:
Special charge	36,494	—
Depreciation and amortization	19,956	19,082
Amortization of deferred financing costs	520	521
Amortization of rebatable loans	1,343	728
Provision for bad debts	2,131	2,881
Deferred income tax (benefit) expense	(14,969)	6,177
Gain on sale of property, plant and equipment	(601)	(413)
LIFO charge	1,175	800
Asset impairments	—	390
Other	770	(161)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	145	17,955
Inventories	9,189	2,175
Prepaid expenses	3,379	(2,564)
Accounts payable	8,649	3,318
Accrued expenses	(3,099)	(6,112)
Income taxes payable	4,137	881
Other assets and liabilities	(213)	(364)
Net cash provided by operating activities	58,098	55,820

Investing activities:
Disposal of property, plant and equipment	2,628	1,449
Additions to property, plant and equipment	(6,774)	(14,289)
Business acquired, net of cash	—	(2,054)
Loans to customers	(2,997)	(4,142)
Payments from customers on loans	1,488	2,717
Other	514	4
Net cash used in investing activities	(5,141)	(16,315)

Financing activities:
Payments of bank credit facility debt	(20,000)	(33,400)
Dividends paid	(3,310)	(2,150)
Payments of long-term debt	(1,037)	(3,946)
Payments of capitalized lease obligations	(1,166)	(1,062)
Decrease in outstanding checks	(11,563)	(21,968)
Other	1,484	—
Net cash used in financing activities	(35,592)	(62,526)
Net decrease in cash	17,365	(23,021)
Cash and cash equivalents at beginning of year	12,757	31,419
Cash and cash equivalents at end of period	$30,122	$8,398

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

June 19, 2004

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

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 19, 2004, January 3, 2004 and June 14, 2003, the results of operations for the twelve and twenty-four weeks ended June 19, 2004 and June 14, 2003 and the changes in cash flows for the twenty-four weeks ended June 19, 2004 and June 14, 2003.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications between costs of sales and selling, general and administrative expenses (SG&A) in the first quarter of fiscal 2004 have been reflected in the consolidated statements of income for the twenty-four weeks ended June 19, 2004.  These reclassifications did not have an impact on operating earnings, loss before income taxes, net losses, cash flows or the financial position for any period.

On July 15, 2004, the Company furnished, as part of its Current Report on Form 8-K, its consolidated statements of income for the twelve and twenty-four weeks ended June 19, 2004.  These statements did not reflect the aforementioned reclassifications between cost of sales and SG&A for the twelve and twenty-four weeks ended June 19, 2004.  The following table reconciles the amounts furnished on our Form 8-K to the amounts presented in this Form 10-Q:

	Twelve Weeks Ended June 19, 2004	Twenty-four Weeks Ended June 19, 2004
Cost of sales, as furnished on Form 8-K	$805,065	$1,584,671
Reclassification	1,863	3,864
Cost of sales, as reported herein	$806,928	$1,588,535

SG&A expenses, as furnished on Form 8-K	$74,186	$149,616
Reclassification	(1,863)	(3,864)
SG&A expenses, as reported herein	$72,323	$145,752

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

Note 3 - Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $45.6 million, $44.4 million and $46.3 million higher at June 19, 2004, January 3, 2004 and June 14, 2003, respectively.  For the twelve and twenty-four weeks ending June 19, 2004, the Company recorded a LIFO charge of $0.8 million and $1.2 million, respectively, compared to $0.4 million $0.8 million respectively, for the twelve and twenty-four weeks ended June 14, 2003.

Note 4 – Stock Option Plans

As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation.  As a result, the Company does not recognizecompensation costs if the option price equals or exceeds the market price at the date of grant. The following table illustrates the effect on net income and earnings per share for the twelve and twenty-four weeks ended June 19, 2004 and June 14, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003
Reported net (loss) earnings	$(15,640)	$7,265	$(10,908)	$10,526
Add: stock-based compensation expense from restricted stock plan included in net (loss) earnings	53	86	128	217
Deduct: stock-based compensation expense from restricted stock plan included in net (loss) earnings	(53)	(86)	(128)	(217)
Deduct: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(284)	(320)	(426)	(655)
Adjusted net (loss) earnings	$(15,924)	$6,945	$(11,334)	$9,871
Reported basic earnings per share	$(1.26)	$0.61	$(0.88)	$0.88
Adjusted basic earnings per share	$(1.28)	$0.58	$(0.92)	$0.83
Reported diluted earnings per share	$(1.26)	$0.61	$(0.88)	$0.88
Adjusted diluted earnings per share	$(1.28)	$0.58	$(0.92)	$0.83

Note 5 – Other Comprehensive Income

Comprehensive income is as follows (in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 19, 2004	June 14, 2003	June 19, 2004	June 14, 2003

Net (loss) earnings:	$(15,640)	$7,265	$(10,908)	$10,526
Unrealized gain (loss), net of tax	275	(117)	453	(80)
Comprehensive income	$(15,365)	$7,148	$(10,455)	$10,446

During 2004 and 2003, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS No. 133.

Note 6 – Special Charge

During the second quarter of 2004, the Company completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  As a result of this review, the Company announced that it was exiting its Buy·n·Save and AVANZA retail formats, closing its five Buy·n·Save outlets, and three AVANZA outlets located in Chicago and Pueblo, Colorado and closing ten conventional retail outlets, primarily operating under the Econofoods banner.  The Company is currently seeking purchasers for its three Denver area AVANZA stores.  As a result of these store dispositions, the Company recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures.  The special charge included $21.7 million for asset impairments (including $1.1 million of goodwill allocated to the stores being sold), $14.1 million for future lease obligations, $0.1 million in severance and $0.6 million in other charges based on management’s estimates for lease subsidies, future payments on exited real estate, lease terminations and the fair value of assets.  As of the end of the second quarter, the Company had closed all 18 stores and is continuing to market the three Denver area AVANZA stores.

Note 7 – Recently Adopted and Issued Accounting Standards

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  The revisions to SFAS No. 132 required changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans.  The Company adopted revisions of SFAS No. 132 in the fourth quarter of fiscal 2003 and incorporated the revision in the Company’s consolidated financial statements as of January 3, 2004.  The interim disclosures can be found in Part I, Item 1 of this report under Note 10 – “Pension and Other Post-Retirement Benefits” in Notes to Consolidated Financial Statements.

Note 8 – Segment Reporting

A summary of the major segments of the business is as follows:

(In thousands)

Twelve weeks ended June 19, 2004

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$449,195	$255,176	$202,022	$906,393
Inter-segment revenue	99,440	—	—	99,440
Segment profit	17,698	8,605	3,675	29,978

Twelve weeks ended June 14, 2003

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$420,740	$247,853	$220,019	$888,612
Inter-segment revenue	113,940	—	—	113,940
Segment profit	14,281	6,695	9,259	30,235

Twenty-four weeks ended June 19, 2004

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$880,323	$508,866	$396,658	$1,785,847
Inter-segment revenue	197,268	—	—	197,268
Segment profit	32,191	16,822	6,425	55,438

Twenty-four weeks ended June 14, 2003

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$809,188	$494,612	$441,476	$1,745,276
Inter-segment revenue	231,496	—	—	231,496
Segment profit	25,484	13,371	16,496	55,351

Reconciliation to statements of operations:

(In thousands)

Twelve weeks ended June 19, 2004 and June 14, 2003

	2004	2003
Profit and loss
Total profit for segments	$29,978	$30,235
Unallocated amounts:
Adjustment of inventory to LIFO	(783)	(400)
Unallocated corporate overhead	(18,340)	(17,925)
Special charge	(36,494)	—
(Loss) earnings before income taxes	$(25,639)	$11,910

Twenty-four weeks ended June 19, 2004 and June 14, 2003

	2004	2003
Profit and loss
Total profit for segments	$55,438	$55,351
Unallocated amounts:
Adjustment of inventory to LIFO	(1,175)	(800)
Unallocated corporate overhead	(35,651)	(37,295)
Special charge	(36,494)	—
(Loss) earnings before income taxes	$(17,882)	$17,256

Note 9 – Guarantees

In the normal course of business, the Company may guarantee lease and debt obligations of retailers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations ($11.7 million as of June 19, 2004), which would be due in accordance with the underlying agreements.  We have also assigned various leases to certain food distribution customers.  If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $9.7 million as of June 19, 2004.

Note 10 – Pension and Other Post-Retirement Benefits

The following table presents the components of the Company’s pension and postretirement net periodic benefit cost (in thousands):

Twelve Weeks Ended June 19, 2004 and June 14, 2003

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$—	$5	$2	$61
Interest cost	594	610	76	127
Expected return on plan assets	(539)	(559)	—	—
Amortization of prior service cost	(4)	(4)	(7)	(137)
Recognized actuarial (gain) loss	41	32	20	72
Net periodic benefit cost	$92	$84	$91	$123

Twenty-four Weeks Ended June 19, 2004 and June 14, 2003

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$1	$10	$4	$123
Interest cost	1,188	1,219	152	253
Expected return on plan assets	(1,078)	(1,118)	—	—
Amortization of prior service cost	(7)	(7)	(15)	(275)
Recognized actuarial (gain) loss	81	64	40	145
Net periodic benefit cost	$185	$168	$181	$246

Weighted-average assumptions used to determine net periodic benefit cost for the twelve and twenty-four weeks ended June 19, 2004 and June 14, 2003 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Weighted-average assumptions
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	7.50%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

Total contributions to the Company’s pension plan in 2004 are expected to be approximately $300,000.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the Unites States.  The act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost.  FAS 106-1 will become effective for the Company in the first interim period beginning after June 15, 2004, which for the Company is its third quarter of fiscal 2004.  Finalization of pending guidance could result in a reduction in the accumulated post retirement benefit obligation and future net periodic post retirement benefit cost.

Note 11 – Subsidiary Guarantees

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

The guarantor subsidiaries are 100% owned subsidiaries of the Company.  Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twelve Weeks Ended June 19, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$719,031	$226,261	$(38,899)	$906,393

Cost and expenses:
Cost of sales	645,847	199,980	(38,899)	806,928
Selling, general and administrative	48,738	23,585	—	72,323
Special charge	36,494	—	—	36,494
Depreciation and amortization	7,370	2,430	—	9,800
Equity in consolidated subsidiaries	70	—	(70)	—
Operating earnings	(19,488)	266	70	(19,152)

Interest expense	6,122	365	—	6,487

(Loss) earnings before income taxes	(25,610)	(99)	70	(25,639)

Income tax (benefit) expense	(9,970)	(29)	—	(9,999)
Net earnings	$(15,640)	$(70)	$70	$(15,640)

Twenty-Four Weeks Ended June 19, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$1,414,516	$447,900	$(76,569)	$1,785,847

Cost and expenses:
Cost of sales	1,270,190	394,914	(76,569)	1,588,535
Selling, general and administrative	96,990	48,762	—	145,752
Special charge	36,494	—	—	36,494
Depreciation and amortization	15,261	4,695	—	19,956
Equity in consolidated subsidiaries	819	—	(819)	—

Operating earnings	(5,238)	(471)	819	(4,890)

Interest expense	12,297	695	—	12,992

(Loss) earnings before income taxes	(17,535)	(1,166)	819	(17,882)

Income tax (benefit) expense	(6,627)	(347)	—	(6,974)
Net (loss) earnings	$(10,908)	$(819)	$819	$(10,908)

Twelve Weeks Ended June 14, 2003

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$703,506	$229,416	$(44,310)	$888,612

Cost and expenses:
Cost of sales	629,452	199,889	(44,310)	785,031
Selling, general and administrative	49,647	25,347	—	74,994
Depreciation and amortization	7,287	2,355	—	9,642
Equity in consolidated subsidiaries	(867)	—	867	—
Operating earnings	17,987	1,825	(867)	18,945

Interest expense	6,648	387	—	7,035

Earnings before income taxes	11,339	1,438	(867)	11,910

Income tax expense	4,074	571	—	4,645
Net earnings	$7,265	$867	$(867)	$7,265

Twenty-Four Weeks Ended June 14, 2003

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$1,382,636	$451,920	$(89,280)	$1,745,276

Cost and expenses:
Cost of sales	1,236,426	394,525	(89,280)	1,541,671
Selling, general and administrative	97,631	51,810	—	149,441
Depreciation and amortization	14,422	4,660	—	19,082
Equity in consolidated subsidiaries	(103)	—	103	—
Operating earnings	34,260	925	(103)	35,082

Interest expense	17,070	756	—	17,826

Earnings before income taxes	17,190	169	(103)	17,256

Income tax expense	6,664	66	—	6,730

Net earnings	$10,526	$103	$(103)	$10,526

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

June 19, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$29,656	$466	$—	$30,122
Accounts and notes receivable, net	109,249	35,678	(1,764)	143,163
Accounts receivable/payable subs	57,956	(57,956)	—	—
Inventories	144,753	81,172	—	225,925
Prepaid expenses	10,422	1,335	—	11,757
Deferred tax assets	23,041	(5,709)	—	17,332
Total current assets	375,077	54,986	(1,764)	428,299

Investments in affiliates	197,072	—	(197,052)	20
Notes receivable, net	24,033	8,171	—	32,204

Net property, plant and equipment	139,738	87,326	—	227,064

Goodwill	30,949	117,771	—	148,720
Other assets	14,909	8,998	—	23,907
Total assets	$781,778	$277,252	$(198,816)	$860,214

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$11,787	$—	$—	$11,787
Current maturities of long-term debt and capitalized lease obligations	1,832	3,602	—	5,434
Accounts payable	141,483	35,672	(1,764)	175,391
Accrued expenses	74,066	6,011	—	80,077
Income taxes payable	14,755	(5)	—	14,750
Total current liabilities	243,923	45,280	(1,764)	287,439

Long-term debt	251,364	9,530	—	260,894
Capitalized lease obligations	27,652	14,063	—	41,715
Deferred tax liability, net	(6,384)	9,380	—	2,996
Other liabilities	19,210	1,947	—	21,157
Stockholders’ equity	246,013	197,052	(197,052)	246,013

Total liabilities and stockholders’ equity	$781,778	$277,252	$(198,816)	$860,214

January 3, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$12,182	$575	$—	$12,757
Accounts and notes receivable, net	113,497	34,916	(2,511)	145,902
Accounts receivable/payable subs	71,312	(71,312)	—	—
Inventories	150,718	85,571	—	236,289
Prepaid expenses	13,564	1,572	—	15,136
Deferred tax assets	11,523	(5,797)	—	5,726
Total current assets	372,796	45,525	(2,511)	415,810

Investments in affiliates	197,891	—	(197,871)	20
Notes receivable, net	20,832	10,346	—	31,178

Net property, plant and equipment	170,085	92,266	—	262,351

Goodwill	32,021	117,771	—	149,792
Other assets	16,073	11,128	—	27,201
Total assets	$809,698	$277,036	$(200,382)	$886,352

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$23,350	$—	$—	$23,350
Current maturities of long-term debt and capitalized lease obligations	1,739	3,539	—	5,278
Accounts payable	137,599	31,654	(2,511)	166,742
Accrued expenses	73,488	5,280	—	78,768
Income taxes payable	10,626	(12)	—	10,614
Total current liabilities	246,802	40,461	(2,511)	284,752

Long-term debt	271,653	10,291	—	281,944
Capitalized lease obligations	28,157	16,482	—	44,639
Deferred tax liability, net	(3,333)	9,691	—	6,358
Other liabilities	9,962	2,240	—	12,202
Stockholders’ equity	256,457	197,871	(197,871)	256,457

Total liabilities and stockholders’ equity	$809,698	$277,036	$(200,382)	$886,352

June 14, 2003

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$7,826	$572	—	$8,398
Accounts and notes receivable, net	107,637	43,146	$(1,996)	148,787
Accounts receivable/payable subs	71,191	(71,191)	—	—
Inventories	150,435	94,904	—	245,339
Prepaid expenses	13,692	1,480	—	15,172
Deferred tax assets	14,395	(4,990)	—	9,405
Total current assets	365,176	63,921	(1,996)	427,101

Investments in affiliates	197,820	—	(197,800)	20
Notes receivable, net	25,166	5,585	—	30,751

Net property, plant and equipment	175,816	87,587	—	263,403

Goodwill	32,021	118,032	—	150,053
Other assets	16,700	11,700	—	28,400
Total assets	$812,699	$286,825	$(199,796)	$899,728

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$5,108	$—	$—	$5,108
Current maturities of long-term debt and capitalized lease obligations	3,546	3,500	—	7,046
Accounts payable	139,745	37,465	(1,996)	175,214
Accrued expenses	81,259	7,745	—	89,004
Income taxes payable	10,900	54	—	10,954
Total current liabilities	240,558	48,764	(1,996)	287,326

Long-term debt	311,905	11,438	—	323,343
Capitalized lease obligations	28,628	17,334	—	45,962
Deferred tax liability, net	(7,618)	9,210	—	1,592
Other liabilities	9,037	2,279	—	11,316
Stockholders’ equity	230,189	197,800	(197,800)	230,189
Total liabilities and stockholders’ equity	$812,699	$286,825	$(199,796)	$899,728

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twenty-Four Weeks Ended June 19, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$56,777	$1,321	$—	$58,098

Investing activities:
Disposal of property, plant and equipment	1,951	677	—	2,628
Additions to property, plant and equipment	(6,110)	(664)	—	(6,774)
Loans to customers	(2,997)	—	—	(2,997)
Payments from customers on loans	1,429	59	—	1,488
Other	514	—	—	514
Net cash (used in) provided by investing activities	(5,213)	72	—	(5,141)

Financing activities:
Payments of bank credit facility debt	(20,000)	—	—	(20,000)
Dividends paid	(3,310)	—	—	(3,310)
Payments of long-term debt	(276)	(761)	—	(1,037)
Payments of capitalized lease obligations	(425)	(741)	—	(1,166)
Decrease in outstanding checks	(11,563)	—	—	(11,563)
Other	1,484	—	—	1,484
Net cash used by in financing activities	(34,090)	(1,502)	—	(35,592)
Net increase in cash	17,474	(109)	—	17,365
Cash at beginning of year	12,182	575	—	12,757
Cash at end of year	$29,656	$466	$—	$30,122

Twenty-Four Weeks Ended June 14, 2003

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$48,902	$6,918	$—	$55,820

Investing activities:
Disposal of property, plant and equipment	691	758	—	1,449
Additions to property, plant and equipment	(9,230)	(5,059)	—	(14,289)
Business acquired, net of cash	(2,661)	607	—	(2,054)
Loans to customers	(4,142)	—	—	(4,142)
Payments from customers on loans	2,476	241	—	2,717
Other	4	—	—	4
Net cash used in investing activities	(12,862)	(3,453)	—	(16,315)

Financing activities:
Payments of bank credit facility debt	(33,400)	—	—	(33,400)
Dividends paid	(2,150)	—	—	(2,150)
Payments of long-term debt	(1,168)	(2,778)	—	(3,946)
Payments of capitalized lease obligations	(384)	(678)	—	(1,062)
Decrease in outstanding checks	(21,968)	—	—	(21,968)
Net cash used in financing activities	(59,070)	(3,456)	—	(62,526)
Net increase (decrease) in cash	(23,030)	9	—	(23,021)
Cash at beginning of year	30,856	563	—	31,419
Cash at end of year	$7,826	$572	$—	$8,398

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the leading food distribution and retail companies in the United States, with approximately $4.0 billion in annual sales.  Approximately 49% of our sales for the twelve and twenty-four weeks ended June 19, 2004 was attributable to our food distribution segment, which sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and institutional customers primarily in the Midwest and Southeast.  Approximately 28% of our sales for the twelve and twenty-four weeks ended June 19, 2004 was attributable to our military food distribution segment, which contracts with vendors to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico and Iceland.  The remaining 23% of our sales for the twelve and twenty-four weeks ended June 19, 2004 was attributable to our retail segment, which as of June 19, 2004, operated 88 corporate-owned stores primarily in the Upper Midwest.

During the second quarter of 2004, our food distribution revenue grew by 6.8% compared to the same period last year primarily as a result of new customer accounts, the largest number of whom are former customers of Fleming Companies, Inc.  We believe that additional business opportunities will continue to be available to our food distribution segment throughout the second half of 2004 from former customers of Fleming and other wholesalers, from independent operators who purchase stores from major retailers seeking to rationalize their markets, and from retailers adding groceries to their product offerings.  Late in the second quarter, Albertson’s Inc. announced they had sold eleven of their stores to two of our food distribution customers in the Omaha area.  These transactions are expected to close in the third quarter of fiscal 2004.  The degree to which we are able to continue to capitalize on these opportunities will determine the degree to which new business gains can exceed customer attrition, which has historically ranged from two to four percent.  Our military segment also continued to capitalize on increased profitability in the second quarter of fiscal 2004 as a result of continued efficiencies gained through the consolidation of two large distribution centers in fiscal 2003.

During the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  As a result of this review, we announced that we were exiting our Buy·n·Save and AVANZA retail formats, closing our five Buy·n·Save outlets, and three AVANZA outlets located in Chicago and Pueblo, Colorado and closing ten conventional retail outlets, primarily operating under the Econofoods banner.  We are currently seeking purchasers for our three Denver area AVANZA stores.  Exiting these underperforming assets is consistent with the our commitment to continue to lower operating costs, improve our balance sheet and focus investment and attention on core areas of our business.  As a result of our exit plan, we recorded a special charge of $36.5 million during the second quarter, which primarily represented asset impairment charges and provisions for future lease costs.  In addition, we recorded an additional $3.3 million of costs that were reflected within operating earnings, primarily involving inventory markdowns related to the store closures.  We estimate that our annualized pre-tax earnings improvement from the closure and sale of these stores will be approximately $16 million.  The 21 stores involved represent approximately 15% of our annualized retail sales and approximately 3% of our total annualized sales.  As of the end of the second quarter, we closed all 18 of the stores and are continuing to market the 3 Denver area AVANZA stores.  We believe that the closure and sale of these stores will benefit our retail segment by enabling us to focus on a variety of retail initiatives, such as improvements in merchandising and pricing strategies, store-level execution, and perishable offerings and quality.

RESULTS OF OPERATIONS

The following discussion compares our operating results for the twelve and twenty-four weeks ended June 19, 2004 to the twelve and twenty-four weeks ended June 14, 2003.

Sales

The following tables summarize our sales activity for the twelve and twenty-four weeks ended June 19, 2004 compared to the twelve and twenty-four weeks ended June 14, 2003 (dollars in millions):

Twelve Weeks Ended June 19, 2004 and June 14, 2003

	2004			2003
	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$449.2	49.6%	6.8%	$420.7	47.3%
Military	255.2	28.1%	2.9%	247.9	27.9%
Retail	202.0	22.3%	(8.2)%	220.0	24.8%
Total Sales	$906.4	100.0%	2.0%	$888.6	100.0%

Twenty-Four Weeks Ended June 19, 2004 and June 14, 2003

	2004			2003
	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$880.3	49.3%	8.8%	$809.2	46.4%
Military	508.9	28.5%	2.9%	494.6	28.3%
Retail	396.6	22.2%	(10.2)%	441.5	25.3%
Total Sales	$1,785.8	100.0%	2.3%	$1,745.3	100.0%

The increase in food distribution sales for the twelve and twenty four weeks ended June 19, 2004 is due to new business with former Fleming customers and other new accounts as well as growth from our existing customer base.

The increase in military segment sales for the twelve and twenty four weeks ended June 19, 2004 is primarily due to product line extensions in our domestic commissary business.

The decrease in retail segment sales for the twelve and twenty-four weeks ended June 19, 2004 primarily reflects a decrease in same store sales, which compares retail sales for stores which were in operation for the same number of weeks in the comparative periods.  Same store sales (not including the 21 stores whose disposition was announced during the second quarter 2004) decreased 5.5% for the second quarter 2004 as compared to the second quarter 2003.  Same stores sales decreased 8.3% for the first twenty-four weeks of 2004 as compared to the year-earlier period. These declines continue to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers.  During the twelve and twenty-four weeks ended June 19, 2004 our corporate store count changed as follows:

	Twelve Weeks	Twenty-Four Weeks
Number of stores at beginning of period	106	110
Closed or sold stores	(18)	(22)
Number of stores at end of period	88	88

Gross Profit

Gross profit (calculated as sales less cost of sales) for the twelve weeks ended June 19, 2004 was 11.0% of sales compared to 11.7% of sales for the same period last year.  Gross profit for the twenty-four weeks ended June19, 2004 was 11.0% of sales compared to 11.7% of sales for the same period last year.  Gross profit was negatively affected in both the quarterly and year-to-date comparisons because retail segment sales, which earn a higher gross profit than food and military distribution segment sales, represented a smaller percentage of our total sales.  In addition,gross profit for the twelve and twenty-four weeks ended June 19, 2004 was also adversely affected by additional costs of $3.2 million, primarily resulting from inventory markdowns related to our second quarter 2004 store closures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the twelve weeks ended June 19, 2004 were 8.0% of sales compared to 8.4% for the same period last year.  SG&A expenses for the twenty-four weeks ended June 19, 2004 were 8.2% of sales compared to 8.6% for the same period last year.  This decrease in SG&A expenses as a percentage of sales primarily reflected the fact that during the 2004 periods, sales in our retail segment, which has higher SG&A expenses than our food and military distribution segments, represented a smaller percentage of our total sales.

Special Charges

During the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  As a result of this review, we announced that we were exiting our Buy·n·Save and AVANZA retail formats, closing our five Buy·n·Save outlets, and three AVANZA outlets located in Chicago and Pueblo, Colorado and closing ten conventional retail outlets, primarily operating under the Econofoods banner.  We are currently seeking purchasers for our three Denver area AVANZA stores.  Exiting these underperforming assets is consistent with the our commitment to continue to lower operating costs, improve our balance sheet and focus investment and attention on core areas of our business.  As a result of these store dispositions, we recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures.  The special charge included $21.7 million for asset impairments (including $1.1 million of goodwill allocated to the stores being sold), $14.1 million for future lease obligations, $0.1 million in severance and $0.6 million in other charges based on management’s estimates for lease subsidies, future payments on exited real estate, lease terminations and the fair value of assets.  As of the end of the second quarter, we had closed all 18 of the stores and are continuing to market the three Denver area AVANZA stores.

Depreciation and Amortization Expense

Depreciation and amortization expense for the twelve weeks ended June 19, 2004 was $9.8 million compared to $9.6 million for the same period last year, reflecting an increase of $0.2 million, or 2.1%.  Depreciation and amortization expense for the twenty-four weeks ended June 19, 2004 was $20.0 million compared to $19.1 million for the same period last year, reflecting an increase of $0.9 million, or 4.7%.  The increase in both periods primarily results from information technology projects completed subsequent to the first quarter of 2003 which are being depreciated over three years.

Interest Expense

Interest expense for the twelve weeks ended June 19, 2004 was $6.5 million compared to $7.0 million for the same period last year, reflecting a decrease of $0.5 million, or 7.1%.  Our average borrowing level under our bank credit facility decreased from $148.1 million for the twelve weeks ended June 14, 2003 to $94.8 million for the twelve weeks ended June 19, 2004.  This decrease was partially offset by an increase in our effective interest rate (including the impact of our interest rate swaps) from 4.8% for the twelve weeks ended June 14, 2003 to 5.8% for the twelve weeks ended June 19, 2004.  Interest expense for the twenty-four weeks ended June 19, 2004 was $13.0 million compared to $17.8 million for the same period last year, reflecting a decrease of $4.8 million, or 27.0%.  The decrease in interest expense for the twenty-four weeks ended June 19, 2004 is primarily due to $3.8 million paid to our bondholders and bank lenders in the first quarter of 2003 as consideration for waivers to extend the deadlines for filing certain 2002 and 2003 periodic reports.  In addition, our average borrowing level under our bank credit facility decreased from $154.0 million for the twenty-four weeks ended June 14, 2003 to $99.4 million for the twenty-four weeks ended June 19, 2004.  Partially offsetting the impact of these factors was an increase in our effective interest rate (including the impact of our interest rate swaps) from 4.8% for the twenty-four weeks ended June 14, 2003 to 5.6% for the twenty-four weeks ended June 19, 2004.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate was 39.0% for both the twelve and twenty-four weeks ended June 19, 2004 and June 14, 2003.

Net Earnings

Net losses for the twelve weeks ended June 19, 2004 were $15.6 million, or $1.26 per share, compared to net earnings of $7.3 million, or $0.61 per share, for the twelve weeks ended June 14, 2003.  Net losses for the twenty-four weeks ended June 19, 2004 were $10.9 million, or $0.88 per share, compared to net earnings of $10.5 million, or $0.88 per share for the twenty-four weeks ended June 14, 2003.  As noted above, net earnings for the twelve and twenty-four weeks ended June 19, 2004 included the impact of a special charge of $22.3 million net of tax, or $1.80 per share, related to previously discussed store dispositions, and $2.0 million, or $0.16 per share, in after-tax costs (primarily inventory markdowns) that were recorded in operating income and were related to the store closures.  Net earnings for the twenty-four weeks ended June 14, 2003 were adversely affected by $2.3 million net of tax, or $0.20 per share, paid to lenders as consideration for waivers.

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

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements.  We consider the accounting policies discussed under the caption “Critical Accounting Policies” in Part II, Item 7 of our Form 10-K for the year ended January 3, 2004 to be critical in that materially different amounts could be reported under different conditions or using different assumptions.

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

Operating cash flows for the twenty-four weeks ended June 19, 2004 remained relatively flat compared with the same period last year, increasing from $55.8 million to $58.1 million.

Cash used for investing activities decreased by $11.2 million for the twenty-four weeks ended June 19, 2004 as compared to the same period last year, primarily because we spent $7.5 million less on capital expenditures for the twenty-four weeks ended June 19, 2004 compared to the same period last year and made no acquisitions during the twenty-four weeks ended June 19, 2004 compared to $2.1 million in cash used for acquisitions during the same period last year.

Cash used for financing activities decreased by $26.9 million for the twenty-four weeks ended June 19, 2004 compared to the same period last year, primarily due to $20.0 million used to pay down our bank credit facility compared to $33.4 million used to pay down our bank credit facility during the twenty-four weeks ended June 14, 2003.  At June 19, 2004, $123.0 million in credit was available under our bank credit facility. In addition, our outstanding checks decreased by $11.6 million for the twenty-four weeks ended June 19, 2004 compared to a $22.0 million decrease during the same period a last year.

Bank Credit Facility

Our bank credit agreement has a five year term ending December 19, 2005 and provides a $100 million term loan and $150 million in revolving credit available for loans which includes $40 million in letters of credit.  During the second quarter of fiscal 2004, $20 million was paid down on our bank credit facility, reducing our term loan to $80 million.  The bank credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.  We anticipate refinancing the current agreement during fiscal 2004.

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

As of June 19, 2004, we were in compliance with all Consolidated EBITDA-based debt covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.25:1.00 (minimum)	4.20:1.00
Fixed Charge Coverage Ratio(2)	1.10:1.00 (minimum)	1.64:1.00
Leverage Ratio (3)	3.50:1.00 (maximum)	2.53:1.00

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

The following is a summary of the calculation of Consolidated EBITDA (in thousands) for the trailing four quarters ended June 19, 2004 and June 14, 2003:

	2003 Qtr 3	2003 Qtr 4	2004 Qtr 1	2004 Qtr 2	Rolling 4 Qtr
Earnings (loss) before income taxes	$14,105	$20,572	$7,757	$(25,639)	$16,795
Interest expense	9,011	7,032	6,505	6,487	29,035
Depreciation and amortization	13,098	10,232	10,156	9,800	43,286
LIFO	41	(1,961)	392	783	(745)
Closed store lease costs	583	187	(129)	1,146	1,787
Asset impairments	1,725	591	—	—	2,316
Gains on sale of real estate	(218)	(338)	(82)	(14)	(652)
Subsequent cash payments on non-cash charges	(602)	(598)	(565)	(625)	(2,390)
Special charge	—	—	—	36,494	36,494
Curtailment of post retirement plan	—	(4,004)	—	—	(4,004)
Total Consolidated EBITDA	$37,743	$31,713	$24,034	$28,432	$121,922

	2002 Qtr 3	2002 Qtr 4	2003 Qtr 1	2003 Qtr 2	Rolling 4 Qtr.
Earnings before income taxes	$10,508	$12,538	$5,346	$11,910	$40,302
Interest expense	9,235	6,957	10,791	7,035	34,018
Depreciation and amortization	12,298	9,218	9,440	9,642	40,598
LIFO	—	(3,457)	400	400	(2,657)
Closed store lease costs	353	1,101	354	32	1,840
Asset impairments	1,518	5,067	390	—	6,975
Gains on sale of real estate	(1,386)	(2,428)	(66)	(126)	(4,006)
Subsequent cash payments on non-cash charges	(684)	(421)	(532)	(508)	(2,145)
Special charge	(765)	—	—	—	(765)
Total Consolidated EBITDA	$31,077	$28,575	$26,123	$28,385	$114,160

Borrowings under the credit facility are collateralized by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements.  The credit agreement also contains covenants that specify a minimum working capital ratio, limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.  Effective May 14, 2004, we obtained the consent of our credit agreement lenders to the closing or other disposition of the 21 retail stores that were the subject of the second quarter 2004 special charge.

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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our consolidated balance sheet.  The related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At June 19, 2004 we had three outstanding interest rate swap agreements which commenced on July 26, 2002, December 6, 2002 and June 6, 2003 to manage interest rates on a portion of our long-term debt.  The agreements expire on September 25, 2004, October 6, 2004 and October 6, 2004 with notional amounts of $50 million, $35 million and $35 million, respectively.  The agreements call for an exchange of interest payments with us making payments based on fixed rates of 2.75%, 3.5% and 3.97% for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.

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

•                  our ability to identify and execute plans to maximize the value of our remaining retail operations and to expand our wholesale operations;

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

•                  adverse determinations or developments with respect to the SEC investigation discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2004, or with respect to litigation or other legal proceedings;

•                  unanticipated problems with product procurement;

•                  the success or failure of new business ventures or initiatives; and

•                  possible changes in the military commissary system.

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

NEW ACCOUNTING STANDARDS

In December 2003, the FASB issued revisions to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  The revisions to SFAS No. 132 required changes to existing disclosures as well as new disclosures related to pension and other postretirement benefit plans.  We adopted the revisions of SFAS No. 132 and incorporated them in our consolidated financial statements as of January 3, 2004.  The interim disclosures can be found in Part I, Item 1 of this report under Note 10 – “Pension and Other Post-Retirement Benefits” in Notes to Consolidated Financial Statements.

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

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

On June 22, 2004, the United States District Court for the District of Minnesota dismissed with prejudice the securities class action which had been filed against the Company and certain of its executive officers in June 2003, and which had consolidated eight separate class actions previously filed in late 2002 and early 2003.  The consolidated action alleged that the defendants violated the Securities Exchange Act of 1934 by purportedly issuing false statements about the Company’s business and financial results in connection with vendor promotions.  On June 15, 2004, the consolidated shareholder derivative actions that had been filed in Minnesota state court against Nash Finch’s Board of Directors and certain officers were also dismissed with prejudice.  The derivative actions arose out of the same set of allegations as the federal securities class action.  Plaintiffs in the securities class action have subsequently moved to have the dismissal rescinded, and both dismissals are subject to appeal.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)           The Company held its Annual Meeting of Stockholders on May 18, 2004.

(b)                                 Three incumbent directors were nominated by the Board to serve as directors of the Company for three-year terms expiring at the 2007 Annual Meeting of Stockholders.  All three nominees were elected, with the results of votes of security holders as follows:

(1) Election of Directors	Votes For	Votes Withheld

Allister P. Graham	11,004,427	115,191

Ron Marshall	10,977,605	142,013

Laura Stein	10,970,589	149,029

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits filed or furnished with this Form 10-Q:

10.1                           Consent to Credit Agreement dated as of May 14, 2004, among the Company, certain lenders and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as administrative agent.

31.1                           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2                           Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1                           Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

(b)                                 Reports on Form 8-K:

On April 22, 2004, the Company furnished a Form 8-K reporting under “Item 12 – Results of Operations and Financial Condition” its results for the twelve weeks ended March 27, 2004.

On May 19, 2004, the Company furnished a Form 8-K reporting under “Item 9 – Regulation FD Disclosure” its decision to close or otherwise dispose of 21 corporate retail stores.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: July 23, 2004	By /s/ Ron Marshall
Ron Marshall
Chief Executive Officer

Date: July 23, 2004	By /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Twelve Weeks Ended June 19, 2004

Item No.	Item	Method of Filing

10.1	Consent to Credit Agreement dated as of May 14, 2004, among the Company, certain lenders and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as administrative agent.	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Furnished herewith