Form 10-Q
period 2004-10-09
NASH FINCH CO
filed 2004-11-17
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the sixteen weeks ended October 9, 2004

or

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

Yes ☒  No ☐

As of November 12, 2004, 12,489,773 shares of Common Stock of the Registrant were outstanding.

Index

Part I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits

SIGNATURES

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Sales	$1,191,187	$1,214,781	$2,977,034	$2,960,057

Cost and expenses:
Cost of sales	1,063,911	1,077,363	2,652,446	2,619,034
Selling, general and administrative	85,242	101,204	230,994	250,645
Special charge	—	—	36,494	—
Depreciation and amortization	11,615	13,098	31,571	32,180
Operating earnings	30,419	23,116	25,529	58,198

Interest expense	7,799	9,011	20,791	26,837

Earnings before income taxes	22,620	14,105	4,738	31,361

Income tax expense	8,022	2,501	1,048	9,231

Net earnings	$14,598	$11,604	$3,690	$22,130

Net earnings per share:
Basic earnings per share	$1.17	$0.96	$.30	$1.84

Diluted earnings per share	$1.15	$0.95	$.29	$1.82

Cash dividends per common share	$0.135	$0.09	$0.405	$0.27

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,486	12,098	12,398	12,046
Diluted	12,681	12,249	12,581	12,142

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	October 9, 2004	January 3, 2004	October 4, 2003
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,142	$12,757	$7,874
Accounts and notes receivable, net	159,709	145,902	149,003
Inventories	223,144	236,289	255,290
Prepaid expenses	13,858	15,136	13,264
Deferred tax assets	8,547	5,726	10,118
Total current assets	406,400	415,810	435,549

Investments in marketable securities	1,545	20	20
Notes receivable, net	28,953	31,178	28,760
Property, plant and equipment:
Land	22,146	24,121	23,501
Buildings and improvements	156,675	163,693	154,578
Furniture, fixtures and equipment	312,848	328,318	324,927
Leasehold improvements	71,499	86,746	81,891
Construction in progress	2,269	1,673	4,409
Assets under capitalized leases	41,060	41,661	42,040
	606,497	646,212	631,346
Less accumulated depreciation and amortization	(386,440)	(383,861)	(377,780)
Net property, plant and equipment	220,057	262,351	253,566

Goodwill	147,575	149,792	150,053
Investment in direct financing leases	11,093	13,426	13,696
Other assets	11,782	13,775	14,365
Total assets	$827,405	$886,352	$896,009

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$9,062	$23,350	$10,795
Current maturities of long-term debt and capitalized lease obligations	5,208	5,278	6,848
Accounts payable	196,804	166,742	195,618
Accrued expenses	87,883	78,768	93,058
Income taxes payable	8,591	10,614	11,509
Total current liabilities	307,548	284,752	317,828

Long-term debt	198,719	281,944	276,832
Capitalized lease obligations	41,062	44,639	45,326
Deferred tax liability, net	879	6,358	3,187
Other liabilities	17,527	12,202	10,845
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock - no par value. Authorized 500 shares; none issued	—	—	—
Common stock - $1.66 2/3 par value. Authorized 50,000 shares, issued 12,419, 12,152 and 12,132 shares, respectively	20,699	20,255	20,221
Additional paid-in capital	32,067	27,995	27,628
Restricted stock	(277)	(475)	(561)
Accumulated other comprehensive income	(4,745)	(5,970)	(7,855)
Retained earnings	214,123	215,417	203,544
	261,867	257,222	242,977
Less cost of 10, 35 and 55 shares of common stock in treasury, respectively	(197)	(765)	(986)
Total stockholders’ equity	261,670	256,457	241,991
Total liabilities and stockholders’ equity	$827,405	$886,352	$896,009

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Forty Weeks Ended
	October 9, 2004	October 4, 2003
Operating activities:

Net earnings	$3,690	$22,130
Adjustments to reconcile net income to net cash provided by operating activities:
Special charge	36,494	—
Depreciation and amortization	31,571	32,180
Amortization of deferred financing costs	886	868
Amortization of rebatable loans	2,275	1,235
Provision for bad debts	2,645	4,823
Deferred income tax (benefit) expense	(8,300)	7,059
Gain on sale of property, plant and equipment	(3,960)	(608)
LIFO charge	2,218	841
Asset impairments	—	2,115
Other	1,773	(258)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(15,273)	15,929
Inventories	10,927	(7,817)
Prepaid expenses	1,278	(656)
Accounts payable	30,062	23,722
Accrued expenses	(4,241)	(2,275)
Income taxes payable	(2,023)	1,436
Other assets and liabilities	5,293	(1,216)
Net cash provided by operating activities	95,315	99,508

Investing activities:
Disposal of property, plant and equipment	10,940	8,409
Additions to property, plant and equipment	(14,748)	(25,559)
Business acquired, net of cash	—	(2,054)
Loans to customers	(3,113)	(4,463)
Payments from customers on loans	2,504	4,653
Purchase of marketable securities	(2,583)	—
Sale of marketable securities	1,113	—
Other	(55)	9
Net cash used in investing activities	(5,942)	(19,005)

Financing activities:
Payments of bank credit facility debt	(81,100)	(79,400)
Dividends paid	(4,985)	(3,231)
Proceeds from exercise of stock options	2,888	580
Proceeds from employee stock purchase plan	654	637
Payments of long-term debt	(2,220)	(4,583)
Payments of capitalized lease obligations	(1,937)	(1,770)
Decrease in outstanding checks	(14,288)	(16,281)
Net cash used in financing activities	(100,988)	(104,048)
Net decrease in cash	(11,615)	(23,545)
Cash and cash equivalents at beginning of year	12,757	31,419
Cash and cash equivalents at end of period	$1,142	$7,874

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

October 9, 2004

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

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 9, 2004, January 3, 2004 and October 4, 2003, the results of operations for the sixteen and forty weeks ended October 9, 2004 and October 4, 2003 and the changes in cash flows for the forty weeks ended October 9, 2004 and October 4, 2003.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications between costs of sales and selling, general and administrative expenses (SG&A) in the first quarter of fiscal 2004 have been reflected in the consolidated statements of income for the forty weeks ended October 9, 2004.  In addition, certain reclassifications were made on the consolidated statements of cash flows for prior periods. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period.

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

Note 3 - Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $46.6 million, $44.4 million and $46.4 million higher at October 9, 2004, January 3, 2004 and October 4, 2003, respectively.  For the sixteen and forty weeks ending October 9, 2004, the Company recorded a LIFO charge of $1.0 million and $2.2 million, respectively, compared to $0.04 million and $0.8 million respectively, for the sixteen and forty weeks ended October 4, 2003.

Note 4 – Stock Option Plans

As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation.  As a result, the Company does not recognize compensation costs if the option price equals or exceeds the market price at the date of grant. The following table illustrates the effect on net income and earnings per share for the sixteen and forty weeks ended October 9, 2004 and October 4, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003
Reported net earnings	$14,598	$11,604	$3,690	$22,130
Add: stock-based compensation expense from restricted stock plan included in net earnings	70	115	198	332
Deduct: stock-based compensation expense from restricted stock plan included in net earnings	(70)	(115)	(198)	(332)
Deduct: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(364)	(404)	(790)	(1,059)
Adjusted net earnings	$14,234	$11,200	$2,900	$21,071
Reported basic earnings per share	$1.17	$0.96	$0.30	$1.84
Adjusted basic earnings per share	$1.14	$0.93	$0.23	$1.75
Reported diluted earnings per share	$1.15	$0.95	$0.29	$1.82
Adjusted diluted earnings per share	$1.12	$0.92	$0.23	$1.74

Note 5 – Other Comprehensive Income

Comprehensive income is as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2004	October 4, 2003	October 9, 2004	October 4, 2003

Net earnings:	$14,598	$11,604	$3,690	$22,130
Change in fair value of available-for- sale securities, net of tax	33	—	33	—
Change in fair value of derivative, net of tax	450	(216)	1,192	(348)
Comprehensive income	$15,081	$11,388	$4,915	$21,782

During 2004 and 2003, other comprehensive income consisted of market value adjustments to reflect available-for-sale securities and derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS Nos. 115 and 133, respectively.  As of October 9, 2004 all investments in available-for-sale securities held by the company are amounts held in a rabbi trust under the deferred compensation arrangement described below.

The Company offers deferred compensation arrangements, which allows certain employees, officers, and directors to defer a portion of their earnings. During the third quarter of 2004, the Company created a rabbi trust to invest the deferred amounts of these plans. The rabbi trust is accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.  A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events (other than bankruptcy).  The investment in the rabbi trust is classified as an investment in available-for-sale securities included in other assets on our balance sheet.

Note 6 – Special Charge

During the second quarter of 2004, the Company completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  Consequently, the Company announced that it was closing or selling 21 retail outlets. As a result of these store dispositions, the Company recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures.  The special charge included $21.7 million for asset impairments (including $1.1 million of goodwill allocated to the stores being sold), $14.1 million for future lease obligations, $0.1 million in severance and $0.6 million in other charges based on management’s estimates of fair value of assets, lease subsidies, future payments on exited real estate, lease terminations and other related costs. The Company had closed 18 stores by the end of the second quarter of 2004 and is continuing to market the three Denver area AVANZA stores.

Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write- Down of Tangible Assets	Write- Down of Intangible Assets	Lease Commitments	Severance	Other Exit Costs	Total
Initial Accrual (Quarter 2, 2004)	$20,596	$1,072	$14,129	$109	$588	$36,494
Used in Quarter 2, 2004	(20,596)	(1,072)	(82)	(18)	(275)	(22,043)
Balance June 19, 2004	—	—	14,047	91	313	14,451

Used in Quarter 3, 2004	—	—	(1,603)	(68)	(72)	(1,743)
Balance October 9, 2004	$—	$—	$12,444	$23	$241	$12,708

As of October 9, 2004, the Company continues to expect the total amount to be incurred in connection with the store dispositions to be $36.5 million and consequently no additional charges were recorded during the third quarter.  Remaining store disposition reserves were $12.7 million as of October 9, 2004.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. The benefit and subsidy introduced by the Act begin in 2006. In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year.  FSP 106-2 is effective for Nash Finch beginning in the quarter ended October 9, 2004.  Nash Finch believes that its postretirement benefit plan is not actuarially equivalent to Medicare Part D under the Act and consequently will not receive significant subsidies under the Act.

Note 8 – Segment Reporting

A summary of the major segments of the business is as follows:

(In thousands)

Sixteen weeks ended October 9, 2004

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$610,850	$338,495	$241,842	$1,191,187
Inter-segment revenue	121,995	—	—	121,995
Segment profit	22,666	10,806	10,802	44,274

Sixteen weeks ended October 4, 2003

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$604,544	$318,991	$291,246	$1,214,781
Inter-segment revenue	150,911	—	—	150,911
Segment profit	21,770	9,267	7,909	38,946

Forty weeks ended October 9, 2004

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$1,491,173	$847,361	$638,500	$2,977,034
Inter-segment revenue	319,263	—	—	319,263
Segment profit	54,857	27,628	17,227	99,712

Forty weeks ended October 4, 2003

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$1,413,732	$813,603	$732,722	$2,960,057
Inter-segment revenue	382,407	—	—	382,407
Segment profit	47,254	22,638	24,405	94,297

Reconciliation to statements of operations:

(In thousands)

Sixteen weeks ended October 9, 2004 and October 4, 2003

	2004	2003
Profit and loss
Total profit for segments	$44,274	$38,946
Unallocated amounts:
Adjustment of inventory to LIFO	(1,043)	(41)
Unallocated corporate overhead	(20,611)	(24,800)
Earnings before income taxes	$22,620	$14,105

Forty weeks ended October 9, 2004 and October 4, 2003

	2004	2003
Profit and loss
Total profit for segments	$99,712	$94,297
Unallocated amounts:
Adjustment of inventory to LIFO	(2,218)	(841)
Unallocated corporate overhead	(56,262)	(62,095)
Special charge	(36,494)	—
Earnings before income taxes	$4,738	$31,361

Note 9 – Guarantees

The Company has guaranteed lease and debt obligations of certain retailers.  In the event these retailers are unable to make their debt payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their lease and debt obligations ($10.7 million as of October 9, 2004), which would be due in accordance with the underlying agreements.  We have also assigned various leases to certain food distribution customers.  If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $20.9 million as of October 9, 2004.

Note 10 – Pension and Other Post-Retirement Benefits

The following table presents the components of the Company’s pension and postretirement net periodic benefit cost (in thousands):

Sixteen Weeks Ended October 9, 2004 and October 4, 2003

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$—	$5	$—	$61
Interest cost	594	610	71	127
Expected return on plan assets	(539)	(559)	—	—
Amortization of prior service cost	(4)	(4)	(8)	(137)
Recognized actuarial (gain) loss	41	32	15	72
Net periodic benefit cost	$92	$84	$78	$123

Forty Weeks Ended October 9, 2004 and October 4, 2003

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$1	$15	$4	$184
Interest cost	1,782	1,829	223	380
Expected return on plan assets	(1,617)	(1,677)	—	—
Amortization of prior service cost	(11)	(11)	(23)	(412)
Recognized actuarial (gain) loss	122	96	55	217
Net periodic benefit cost	$277	$252	$259	$369

Weighted-average assumptions used to determine net periodic benefit cost for the sixteen and forty weeks ended October 9, 2004 and October 4, 2003 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2004	2003	2004	2003
Weighted-average assumptions
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	7.50%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

The Pension Funding Equity Act of 2004 (the Act), signed by President Bush on April 10, 2004, established new benchmark interest rates for determining the IRS defined 90% Current Liability Funded status. In its 2003 consolidated financial statements reported on Form 10-K prior to the Act, the Company disclosed that it expected to contribute between $925,000 and $1,460,000 to its pension plan during the measurement year ending December 31, 2004.  Total contributions to the Company’s pension plan in 2004 are now expected to be approximately $300,000 due to changes effected by the Act.

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

The guarantor subsidiaries are 100% owned subsidiaries of the Company.  Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Sixteen Weeks Ended October 9, 2004

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$945,974	$294,375	$(49,162)	$1,191,187

Cost and expenses:
Cost of sales	856,510	257,837	(50,436)	1,063,911
Selling, general and administrative	52,107	31,861	1,274	85,242
Depreciation and amortization	5,991	5,624	—	11,615
Equity in consolidated subsidiaries	769	—	(769)	—
Operating earnings	30,597	(947)	769	30,419

Interest expense	7,416	383	—	7,799

Earnings (loss) before income taxes	23,181	(1,330)	769	22,620

Income tax expense (benefit)	8,583	(561)	—	8,022
Net earnings (loss)	$14,598	$(769)	$769	$14,598

Forty Weeks Ended October 9, 2004

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$2,360,490	$742,275	$(125,731)	$2,977,034

Cost and expenses:
Cost of sales	2,126,700	652,751	(127,005)	2,652,446
Selling, general and administrative	149,097	80,623	1,274	230,994
Special charge	36,494	—	—	36,494
Depreciation and amortization	21,252	10,319	—	31,571
Equity in consolidated subsidiaries	1,588	—	(1,588)	—
Operating earnings	25,359	(1,418)	1,588	25,529

Interest expense	19,713	1,078	—	20,791

Earnings (loss) before income taxes	5,646	(2,496)	1,588	4,738

Income tax expense (benefit)	1,956	(908)	—	1,048
Net earnings (loss)	$3,690	$(1,588)	$1,588	$3,690

Sixteen Weeks Ended October 4, 2003

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$960,897	$311,806	$(57,922)	$1,214,781

Cost and expenses:
Cost of sales	862,336	272,949	(57,922)	1,077,363
Selling, general and administrative	67,374	33,830	—	101,204
Depreciation and amortization	9,806	3,292	—	13,098
Equity in consolidated subsidiaries	(783)	—	783	—

Operating earnings	22,164	1,735	(783)	23,116

Interest expense	8,559	452	—	9,011

Earnings (loss) before income taxes	13,605	1,283	(783)	14,105

Income tax expense	2,001	500	—	2,501
Net earnings (loss)	$11,604	$783	$(783)	$11,604

Forty Weeks Ended October 4, 2003

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$2,343,533	$763,726	$(147,202)	$2,960,057

Cost and expenses:
Cost of sales	2,098,762	667,474	(147,202)	2,619,034
Selling, general and administrative	165,005	85,640	—	250,645
Depreciation and amortization	24,228	7,952	—	32,180
Equity in consolidated subsidiaries	(886)	—	886	—
Operating earnings	56,424	2,660	(886)	58,198

Interest expense	25,629	1,208	—	26,837

Earnings (loss) before income taxes	30,795	1,452	(886)	31,361

Income tax expense	8,665	566	—	9,231
Net earnings (loss)	$22,130	$886	$(886)	$22,130

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

October 9, 2004

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$680	$462	$—	$1,142
Accounts and notes receivable, net	121,946	38,554	(791)	159,709
Accounts receivable/payable subs	49,475	(49,475)	—	—
Inventories	145,581	77,563	—	223,144
Prepaid expenses	12,743	1,115	—	13,858
Deferred tax assets	14,538	(5,991)	—	8,547
Total current assets	344,963	62,228	(791)	406,400

Investments in marketable securities	1,545	—	—	1,545
Investments in affiliates	196,283	—	(196,283)	—
Notes receivable, net	22,432	6,521	—	28,953

Net property, plant and equipment	139,262	80,795	—	220,057

Goodwill	30,643	116,932	—	147,575
Other assets	14,115	8,760	—	22,875
Total assets	$749,243	$275,236	$(197,074)	$827,405

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$12,422	$(3,360)	$—	$9,062
Current maturities of long-term debt and capitalized lease obligations	1,713	3,495	—	5,208
Accounts payable	158,277	39,318	(791)	196,804
Accrued expenses	82,640	5,243	—	87,883
Income taxes payable	8,591	—	—	8,591
Total current liabilities	263,643	44,696	(791)	307,548

Long-term debt	189,669	9,050	—	198,719
Capitalized lease obligations	27,378	13,684	—	41,062
Deferred tax liability, net	(8,694)	9,573	—	879
Other liabilities	15,577	1,950	—	17,527
Stockholders’ equity	261,670	196,283	(196,283)	261,670

Total liabilities and stockholders’ equity	$749,243	$275,236	$(197,074)	$827,405

January 3, 2004

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$12,182	$575	$—	$12,757
Accounts and notes receivable, net	113,497	34,916	(2,511)	145,902
Accounts receivable/payable subs	71,312	(71,312)	—	—
Inventories	150,718	85,571	—	236,289
Prepaid expenses	13,564	1,572	—	15,136
Deferred tax assets	11,523	(5,797)	—	5,726
Total current assets	372,796	45,525	(2,511)	415,810

Investments in marketable securities	20	—	—	20
Investments in affiliates	197,871	—	(197,871)	—
Notes receivable, net	20,832	10,346	—	31,178

Net property, plant and equipment	170,085	92,266	—	262,351

Goodwill	32,021	117,771	—	149,792
Other assets	16,073	11,128	—	27,201
Total assets	$809,698	$277,036	$(200,382)	$886,352

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$23,350	$—	$—	$23,350
Current maturities of long-term debt and capitalized lease obligations	1,739	3,539	—	5,278
Accounts payable	137,599	31,654	(2,511)	166,742
Accrued expenses	73,488	5,280	—	78,768
Income taxes payable	10,626	(12)	—	10,614
Total current liabilities	246,802	40,461	(2,511)	284,752

Long-term debt	271,653	10,291	—	281,944
Capitalized lease obligations	28,157	16,482	—	44,639
Deferred tax liability, net	(3,333)	9,691	—	6,358
Other liabilities	9,962	2,240	—	12,202
Stockholders’ equity	256,457	197,871	(197,871)	256,457

Total liabilities and stockholders’ equity	$809,698	$277,036	$(200,382)	$886,352

October 4, 2003

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$7,280	$594	$—	$7,874
Accounts and notes receivable, net	110,080	41,378	(2,455)	149,003
Accounts receivable/payable subs	68,139	(68,139)	—	—
Inventories	160,006	95,284	—	255,290
Prepaid expenses	11,991	1,273	—	13,264
Deferred tax assets	15,607	(5,489)	—	10,118
Total current assets	373,103	64,901	(2,455)	435,549

Investments in marketable securities	20	—	—	20
Investments in affiliates	198,583	—	(198,583)	—
Notes receivable, net	23,623	5,137	—	28,760

Net property, plant and equipment	163,668	89,898	—	253,566

Goodwill	32,021	118,032	—	150,053
Other assets	16,648	11,413	—	28,061
Total assets	$807,666	$289,381	$(201,038)	$896,009

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$10,795	$—	$—	$10,795
Current maturities of long-term debt and capitalized lease obligations	3,428	3,420	—	6,848
Accounts payable	157,681	40,392	(2,455)	195,618
Accrued expenses	86,626	6,432	—	93,058
Income taxes payable	10,956	553	—	11,509
Total current liabilities	269,486	50,797	(2,455)	317,828

Long-term debt	265,858	10,974	—	276,832
Capitalized lease obligations	28,395	16,931	—	45,326
Deferred tax liability, net	(6,527)	9,714	—	3,187
Other liabilities	8,463	2,382	—	10,845
Stockholders’ equity	241,991	198,583	(198,583)	241,991
Total liabilities and stockholders’ Equity	$807,666	$289,381	$(201,038)	$896,009

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows

Forty Weeks Ended October 9, 2004

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$91,489	$3,826	$—	$95,315

Investing activities:
Disposal of property, plant and equipment	6,360	4,580	—	10,940
Additions to property, plant and equipment	(11,958)	(2,790)	—	(14,748)
Loans to customers	(3,113)	—	—	(3,113)
Payments from customers on loans	2,404	100	—	2,504
Purchase of marketable securities	(2,583)	—	—	(2,583)
Sale of marketable securities	1,113	—	—	1,113
Other	(55)	—	—	(55)
Net cash (used in) provided by investing activities	(7,832)	1,890	—	(5,942)

Financing activities:
Payments of bank credit facility debt	(81,100)	—	—	(81,100)
Dividends paid	(4,985)	—	—	(4,985)
Proceeds from exercise of stock options	2,888	—	—	2,888
Proceeds from employee stock purchase plan	654	—	—	654
Payments of long-term debt	(969)	(1,251)	—	(2,220)
Payments of capitalized lease obligations	(719)	(1,218)	—	(1,937)
Decrease in outstanding checks	(10,928)	(3,360)	—	(14,288)
Other	—	—	—	—
Net cash used in financing activities	(95,159)	(5,829)	—	(100,988)
Net decrease in cash	(11,502)	(113)	—	(11,615)
Cash and cash equivalents at beginning of year	12,182	575	—	12,757
Cash and cash equivalents at end of period	$680	$462	$—	$1,142

Forty Weeks Ended October 4, 2003

(in thousands)

	Nash Finch Company	Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$86,076	$13,432	$—	$99,508

Investing activities:
Disposal of property, plant and equipment	7,585	824	—	8,409
Additions to property, plant and equipment	(14,858)	(10,701)	—	(25,559)
Business acquired, net of cash	(2,661)	607	—	(2,054)
Loans to customers	(4,463)	—	—	(4,463)
Payments from customers on loans	4,380	273	—	4,653
Other	9	—	—	9
Net cash used in investing activities	(10,008)	(8,997)	—	(19,005)

Financing activities:
Payments of bank credit facility debt	(79,400)	—	—	(79,400)
Dividends paid	(3,231)	—	—	(3,231)
Proceeds from exercise of stock options	580	—	—	580
Proceeds from employee stock purchase plan	637	—	—	637
Payments of long-term debt	(1,307)	(3,276)	—	(4,583)
Payments of capitalized lease obligations	(642)	(1,128)	—	(1,770)
Decrease in outstanding checks	(16,281)	—	—	(16,281)
Other	—	—	—	—
Net cash used in financing activities	(99,644)	(4,404)	—	(104,048)
Net (decrease) increase in cash	(23,576)	31	—	(23,545)
Cash and cash equivalents at beginning of year	30,856	563	—	31,419
Cash and cash equivalents at end of period	$7,280	$594	$—	$7,874

Note 12 – Subsequent Events – Debt Refinancing

On November 12, 2004, the Company refinanced its existing senior secured credit facility maturing in 2005 and prepaid the outstanding balance under this facility. The Company incurred pre-tax charges of $0.8 million for the write-off of unamortized finance costs related to the current credit facility.

The Company intends to use the proceeds from the new facility to redeem the $165 million in outstanding 8.5% Senior Subordinated Notes due 2008 (the “Notes”) by December 13, 2004. Redemption of the Notes would be at a price of 102.833% and would entail pre-tax charges of approximately $1.8 million for unamortized finance costs and original issuance discount. The Company believes the refinancing and redemption will enable it to further reduce its cost of capital going forward.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the leading national food distribution companies in the United States, with approximately $4.0 billion in annual sales.  For the sixteen and forty weeks ending October 9, 2004 approximately 51% and 50%, of our sales, respectively, were attributable to our food distribution segment, which sells and distributes a wide variety of nationally branded and private label products to independent grocery stores primarily in the Midwest and Southeast.  Approximately 29% of our sales for the sixteen and forty weeks ended October 9, 2004 was attributable to our military food distribution segment, which contracts with vendors to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico and Iceland.  For the sixteen weeks and forty weeks ended October 9, 2004, the remaining 20% and 21% of our sales, respectively, were attributable to our retail segment, which as of October 9, 2004, operated 87 corporate-owned stores primarily in the Upper Midwest.

During the third quarter of fiscal 2004, our food distribution revenue grew by 1.1% compared to the same period last year primarily as a result of new customer accounts and the sale of Albertson’s Inc. stores to two of our food distribution customers in the Omaha, Nebraska area.   We anticipated sales for the third quarter of fiscal 2004 would be a difficult comparison relative to the third quarter of fiscal 2003 which included approximately $25 million in temporary business that was subsequently transferred to other food distributors. Excluding the impact of the temporary sales, third quarter fiscal 2004 sales improved by 5.4% relative to the same period a year ago. We believe that additional business opportunities will continue to be available to our food distribution segment from additional sales opportunities with our current customer base, former customers of Fleming and other wholesalers, independent operators who purchase stores from major retailers seeking to rationalize their markets, and retailers adding food to their product offerings. The degree to which we are able to continue to capitalize on these opportunities will determine the degree to which new business gains can exceed customer attrition, which has historically ranged from two to four percent.

Our military revenues increased 6.1% in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. In addition, the segment has continued to capitalize on increased profitability in the third quarter of fiscal 2004 as a result of continued efficiencies gained through the consolidation of two large distribution centers in fiscal 2003. We believe we are well positioned to continue to benefit from this consolidation as well as attain further revenue growth through expansion of our customer base and extension of our product offerings.

Our retail segment continued to be negatively affected by increasing competition, primarily from the growth of alternative store formats that have gained market share at the expense of conventional stores. During the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  As a result of this review, we closed 18 retail stores at the end of the second quarter and are currently seeking purchasers for our three Denver area AVANZA stores.  Exiting these underperforming assets is consistent with our commitment to continue to lower operating costs, improve our balance sheet and focus investment and attention on core areas of our business. We estimate that our annualized pre-tax earnings improvement from the closure and sale of these stores will be approximately $16 million.  The 21 stores involved represent approximately 15% of our annualized retail sales and approximately 3% of our total annualized sales. We believe that the closure and sale of these stores will benefit our retail segment by enabling us to focus on a variety of retail initiatives, such as improvements in merchandising and pricing strategies, store-level execution, and perishable offerings and quality.

RESULTS OF OPERATIONS

The following discussion compares our operating results for the sixteen and forty weeks ended October 9, 2004 to the sixteen and forty weeks ended October 4, 2003.

Sales

The following tables summarize our sales activity for the sixteen and forty weeks ended October 9, 2004 compared to the sixteen and forty weeks ended October 4, 2003 (dollars in millions):

Sixteen Weeks Ended October 9, 2004 and October 4, 2003

	2004			2003
	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$610.9	51.3%	1.1%	$604.5	49.8%
Military	338.5	28.4%	6.1%	319.0	26.2%
Retail	241.8	20.3%	(17.0)%	291.3	24.0%
Total Sales	$1,191.2	100.0%	(1.9)%	$1,214.8	100.0%

Forty Weeks Ended October 9, 2004 and October 4, 2003

	2004			2003
	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$1,491.2	50.1%	5.5%	$1,413.8	47.8%
Military	847.4	28.5%	4.2%	813.6	27.5%
Retail	638.4	21.4%	(12.9)%	732.7	24.7%
Total Sales	$2,977.0	100.0%	0.6%	$2,960.1	100.0%

The increase in food distribution sales for the sixteen and forty weeks ended October 9, 2004 is due to new business with former Fleming customers and other new accounts and the sale of Albertson’s Inc. stores to two of our food distribution customers in the Omaha, Nebraska area.  Sales in the sixteen weeks ended October 4, 2003 included approximately $25 million in temporary business that was subsequently transferred to other food distributors. Excluding the impact of the temporary sales, third quarter fiscal 2004 sales improved by 5.4% relative to the same period a year ago.

The increase in military distribution sales for the sixteen and forty weeks ended October 9, 2004 is primarily due to increased shipments throughout the domestic commissary system and overseas.

The decrease in retail segment sales for the sixteen and forty weeks ended October 9, 2004 primarily reflects the impact of the previously discussed store dispositions in the second quarter of

2004 as well as negative same store sales. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 5.7% for the third quarter 2004 as compared to the third quarter 2003.  Same stores sales decreased 7.3% for the first forty weeks of 2004 as compared to the year-earlier period. These declines continue to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers.   During the sixteen and forty weeks ended October 9, 2004 our corporate store count changed as follows:

	Sixteen Weeks	Forty Weeks
Number of stores at beginning of period	88	110
Closed or sold stores	(1)	(23)
Number of stores at end of period	87	87

Gross Profit

Gross profit (calculated as sales less cost of sales) for the sixteen weeks ended October 9, 2004 was 10.7% of sales compared to 11.3% of sales for the same period last year.  Gross profit for the forty weeks ended October 9, 2004 was 10.9% of sales compared to 11.5% of sales for the same period last year.  Gross profit was negatively affected in both the quarterly and year-to-date comparisons because food distribution and military segment sales, which earn a lower gross profit than retail segment sales, represented a larger percentage of our total sales. Gross profit included LIFO charges of $1.0 million and $2.2 million for the sixteen and forty weeks ending October 9, 2004, respectively, compared to $0.04 million and $0.8 million in the same periods last year. In addition, gross profit for the forty weeks ended October 9, 2004 was also adversely affected by additional costs of $3.2 million, primarily resulting from inventory markdowns related to our second quarter 2004 store closures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the sixteen weeks ended October 9, 2004 were 7.2% of sales compared to 8.3% for the same period last year.  SG&A expenses for the forty weeks ended October 9, 2004 were 7.8% of sales compared to 8.5% for the same period last year.  This decrease in SG&A expenses as a percentage of sales primarily reflected the fact that during the 2004 periods, sales in our food distribution and military segments, which have lower SG&A expenses than our retail segment, represented a larger percentage of our total sales. The sixteen weeks ended October 9, 2004 were favorably impacted by reduced wages, benefits and supplies expense of $8.5 million primarily due to the closure of 18 retail stores in the second quarter of 2004 and negative same store sales. In addition, the sixteen and forty weeks ended October 9, 2004 included gains on sale of real estate of $3.3 million and $3.4 million, respectively, compared to $0.2 million and $0.4 million for the same periods a year ago. For the sixteen and forty weeks ended October 9, 2004 we recorded bad debt expense of $0.5 million and $2.6 million, respectively, compared to $1.9 million and $4.8 million for the same periods a year ago. For the sixteen and forty weeks ended October 4, 2003 we recorded impairment charges of $1.7 million and $2.1 million, respectively compared to none for the same periods in the current year. The impairment charges relate to stores which were determined to be impaired as a result of increased competition within our market area. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, causing these assets to be written down in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Special Charges

In the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  Consequently, we announced that we were closing or selling 21 retail stores.  As a result of these store dispositions, we recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures.  The special charge included $21.7 million for asset impairments (including $1.1 million of goodwill allocated to the stores being sold), $14.1 million for future lease obligations, $0.1 million in severance and $0.6 million in other charges based on management’s estimates of fair value of assets, lease subsidies, future payments on exited real estate, lease terminations and other related costs. We closed 18 stores in the second quarter of 2004 and are continuing to market the three Denver area AVANZA stores.

Depreciation and Amortization Expense

Depreciation and amortization expense for the sixteen weeks ended October 9, 2004 was $11.6 million compared to $13.1 million for the same period last year, reflecting a decrease of $1.5 million, or 11.5%.  Depreciation and amortization expense for the forty weeks ended October 9, 2004 was $31.6 million compared to $32.2 million for the same period last year, reflecting a decrease of $0.6 million, or 1.9%.  The decrease in both periods primarily results from the write down of assets related to the previously discussed store dispositions in the second quarter of 2004.

Interest Expense

Interest expense for the sixteen weeks ended October 9, 2004 was $7.8 million compared to $9.0 million for the same period last year, reflecting a decrease of $1.2 million, or 13.3%.  Our average borrowing level under our bank credit facility decreased from $125.0 million for the sixteen weeks ended October 4, 2003 to $41.6 million for the sixteen weeks ended October 9, 2004.  This decrease was partially offset by an increase in our effective interest rate (including the impact of our interest rate swaps) from 5.4% for the sixteen weeks ended October 4, 2003 to 8.2% for the sixteen weeks ended October 9, 2004. Interest expense for the forty weeks ended October 9, 2004 was $20.8 million compared to $26.8 million for the same period last year, reflecting a decrease of $6.0 million, or 22.4%.  The decrease in interest expense for the forty weeks ended October 9, 2004 is primarily due to $3.8 million paid to our bondholders and bank lenders in the first quarter of 2003 as consideration for waivers to extend the deadlines for filing certain 2002 and 2003 periodic reports.  In addition, our average borrowing level under our bank credit facility decreased from $142.4 million for the forty weeks ended October 4, 2003 to $76.3 million for the forty weeks ended October 9, 2004.  Partially offsetting the impact of these factors was an increase in our effective interest rate (including the impact of our interest rate swaps) from 5.0% for the forty weeks ended October 4, 2003 to 6.2% for the forty weeks ended October 9, 2004.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate was 35.5% and 22.1% for the sixteen weeks and forty weeks ended October 9, 2004, respectively, compared to 17.7% and 29.4% for the same periods last year. During the third quarter of 2004 and 2003, the Company recognized reductions in income tax expense of $0.8 million or $0.06 per diluted share and $3.0 million or $0.25 per diluted share, respectively, as a result of the resolution of various outstanding state and federal tax issues.

Net Earnings

Net earnings for the sixteen weeks ended October 9, 2004 were $14.6 million, or $1.15 per diluted share, compared to net earnings of $11.6 million, or $0.95 per diluted share, for the sixteen weeks ended October 4, 2003.  Net earnings for the forty weeks ended October 9, 2004 were $3.7 million, or $0.29 per diluted share, compared to net earnings of $22.1 million, or $1.82 per diluted share for the forty weeks ended October 4, 2003.  As noted above, net earnings for forty weeks ended October 9, 2004 included the impact of a special charge of $22.3 million net of tax, or $1.77 per diluted share, related to the previously discussed store dispositions, and $2.0 million, or $0.16 per diluted share, in after-tax costs (primarily inventory markdowns) that were recorded in operating income and were related to the store closures.  Net earnings for the forty weeks ended October 4, 2003 were adversely affected by $2.3 million net of tax, or $0.20 per diluted share, paid to lenders as consideration for waivers. In addition, the reductions in income tax expense discussed above benefited earnings by $0.06 per diluted share for the forty weeks ended October 9, 2004 and $0.25 per diluted share in the forty weeks ended October 4, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our capital needs through a combination of internal and external sources.  These sources include cash flow from operations, various types of long-term debt and lease financing.  For the remainder of fiscal 2004, we expect that cash flow from operations will be sufficient to meet our working capital needs and enable us to further reduce our debt, with temporary draws on our revolving credit line needed during the year to build inventories for certain holidays.  Longer term, we believe that cash flows from operations, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.

Operating cash flows for the forty weeks ended October 9, 2004 remained relatively flat compared with the same period last year, decreasing from $99.5 million to $95.3 million.

Cash used for investing activities decreased by $13.1 million for the forty weeks ended October 9, 2004 as compared to the same period last year, primarily because we spent $10.8 million less on capital expenditures for the forty weeks ended October 9, 2004 compared to the same period last year and made no acquisitions during the forty weeks ended October 9, 2004 compared to $2.1 million in cash used for acquisitions during the same period last year.

Cash used for financing activities decreased by $3.1 million for the forty weeks ended October 9, 2004 compared to the same period last year, primarily due to changes in the level of outstanding checks and lower payments on long-term debt.

Bank Credit Facility

On November 12, 2004, we concluded the refinancing of our senior secured bank credit facility which had been scheduled to mature on December 19, 2005 and had provided a $100 million term loan and $150 million in revolving line of credit, of which $40 million could be used for letters of credit.  During the third quarter of fiscal 2004, we had paid down this bank credit facility by $61.1 million, reducing our term loan to $10 million.

The new bank credit facility, as was the case with its predecessor, represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.

The new credit facility consists of $125 million in revolving credit, all of which may be utilized for loans and up to $40 million of which may be utilized for letters of credit, and a $175 million Term Loan B. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the new facility will bear interest at variable rates plus a margin that is dependent on our total leverage ratio. The new credit facility also requires us to hedge a certain portion of this debt through the use of interest rate swaps, as we have done historically. Proceeds of the Term Loan B are to be utilized to redeem our 8.5% Senior Subordinated Notes due 2008, as discussed below. The refinancing and redemption are expected to reduce our annual interest expense, provide us with the ability to continue deleveraging by structuring our debt in a form that can be prepaid without penalty and provide a more accommodating covenant structure to increase strategic and operating flexibility.

The new bank credit agreement, similar to its predecessor, contains various restrictive covenants, compliance with which is essential to continued credit availability.  Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage.  These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”).  Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, and non-cash LIFO and other charges (such as closed store lease costs and asset impairments), less subsequent cash payments made on non-cash charges.  Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity.  It is provided as additional information relative to compliance with our debt covenants.

As of October 9, 2004, we were in compliance with all Consolidated EBITDA-based debt covenants contained in our previous credit agreement, which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.25:1.00 (minimum)	4.42:1.00
Fixed Charge Coverage Ratio (2)	1.10:1.00 (minimum)	1.74:1.00
Leverage Ratio (3)	3.50:1.00 (maximum)	1.99:1.00

(1)    Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)    Ratio of Consolidated EBITDA plus rent expense for the trailing four quarters to the sum of interest expense, rent expense and capital expenditures for such period.

(3)    Total outstanding debt and capitalized leases to Consolidated EBITDA for the trailing four quarters.

Going forward, the new credit facility will initially require us to maintain an interest coverage ratio of 3.50:1.00 at fiscal year end 2004 and increasing to 4:00:1.00 at fiscal year end 2007 and thereafter, and a leverage ratio of 3:50:1.00 at fiscal year end 2004, stepping down to 3.25:1.00 at fiscal year end 2006 and to 3:00:1.00 at fiscal year end 2007 and thereafter. We must also maintain a senior secured leverage ratio (total unsubordinated secured debt to Consolidated EBITDA) of 2.75:1.00 at fiscal year end 2004, stepping down to 2.50:1.00 at fiscal year end 2006, and to 2.25:1.00 at fiscal year end 2007 and thereafter.

Any failure to comply with any of these financial covenants would, after the expiration of any applicable cure period, constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.

The following is a summary of the calculation of Consolidated EBITDA (in thousands) for the trailing four quarters ended October 9, 2004 and October 4, 2003:

	2003 Qtr 4	2004 Qtr 1	2004 Qtr 2	2004 Qtr3	Rolling 4 Qtr
Earnings (loss) before income taxes	$20,572	$7,757	$(25,639)	$22,620	$25,310
Interest expense	7,032	6,505	6,487	7,799	27,823
Depreciation and amortization	10,232	10,156	9,800	11,615	41,803
LIFO	(1,961)	392	783	1,043	257
Closed store lease costs	187	(129)	1,146	643	1,847
Asset impairments	591	—	—	—	591
Gains on sale of real estate	(338)	(82)	(14)	(3,317)	(3,751)
Subsequent cash payments on non-cash charges	(598)	(565)	(625)	(1,633)	(3,421)
Special charge	—	—	36,494	—	36,494
Curtailment of post retirement plan	(4,004)	—	—	—	(4,004)
Total Consolidated EBITDA	$31,713	$24,034	$28,432	$38,770	$122,949

	2002 Qtr 4	2003 Qtr 1	2003 Qtr 2	2003 Qtr 3	Rolling 4 Qtr.
Earnings before income taxes	$12,538	$5,346	$11,910	$14,105	$43,899
Interest expense	6,957	10,791	7,035	9,011	33,794
Depreciation and amortization	9,218	9,440	9,642	13,098	41,398
LIFO	(3,457)	400	400	41	(2,616)
Closed store lease costs	1,101	354	32	583	2,070
Asset impairments	5,067	390	—	1,725	7,182
Gains on sale of real estate	(2,428)	(66)	(126)	(218)	(2,838)
Subsequent cash payments on non-cash charges	(421)	(532)	(508)	(602)	(2,063)
Total Consolidated EBITDA	$28,575	$26,123	$28,385	$37,743	$120,826

Borrowings under the new credit facility, like its predecessor, are collateralized by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements.  The new credit agreement also contains covenants that specify a minimum working capital ratio, limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers. We are also required to make mandatory prepayments of term and/or revolver loans in certain circumstances as defined in the credit agreement.

Redemption of Senior Subordinated Notes

On November 12, 2004, notice of redemption was sent to the holders of our 8.5% Senior Subordinated Notes, indicating that we are redeeming all of the $165 million in principal amount of such Notes effective December 13, 2004. The redemption price is 102.833%, resulting in a redemption premium of approximately $4.7 million. The write-off of unamortized finance and original issuance discount costs in connection with the refinancing and the redemption are expected to total approximately $2.5 million.

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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our consolidated balance sheets.  The related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.   Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At October 9, 2004 we did not have any outstanding interest rate swap agreements.

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

•      future changes in market interest rates and in the Company’s total leverage ratio;

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. The benefit and subsidy introduced by the

Act begin in 2006. In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year.  FSP 106-2 is effective for Nash Finch beginning in the quarter ended October 9, 2004.  Nash Finch believes that its postretirement benefit plan is not actuarially equivalent to Medicare Part D under the Act and consequently will not receive significant subsidies under the Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities.  We use interest rate swap agreements to manage our risk exposure (See Part II, Item 7 of our January 3, 2004 Form 10-K and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS.

On October 6, 2004, the United States District Court for the District of Minnesota rejected plaintiffs’ motion requesting that the Court vacate its earlier dismissal with prejudice of the securities class action which had been filed against the Company and certain of its executive officers in June 2003, and which had consolidated eight separate class actions previously filed in late 2002 and early 2003.  The consolidated action alleged that the defendants violated the Securities Exchange Act of 1934 by purportedly issuing false statements about the Company’s business and financial results in connection with vendor promotions.

ITEM 6.                  EXHIBITS.

Exhibits filed or furnished with this Form 10-Q:

10.1         Credit Agreement, dated as of November 12, 2004, among Nash Finch Company, Various Lenders and Deutsche Bank Trust Company Americas as Administrative Agent.

10.2         Separation and Consulting Agreement and Release between Nash Finch Company and Robert B. Dimond.

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

NASH-FINCH COMPANY
Registrant

Date: November 17, 2004	By /s/ Ron Marshall
Ron Marshall
Chief Executive Officer

Date: November 17, 2004	By /s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Sixteen Weeks Ended October 9, 2004

Item No.

Item

Method of Filing

10.1	Credit Agreement, dated as of November 12, 2004, among Nash Finch Company, Various Lenders and Deutsche Bank Trust Company Americas as Administrative Agent	Filed herewith

10.2	Separation and Consulting Agreement and Release between Nash Finch Company and Robert B. Dimond.	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer	Furnished herewith