Form 10-K
period 2005-01-01
NASH FINCH CO
filed 2005-03-02
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: January 1, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 18, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $277,798,225 based on the last reported sale price of $22.83 on the NASDAQ National Market on that date.

As of  February 28, 2005, 12,677,395 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 10, 2005 are incorporated by reference into Part III, as specifically set forth in Part III.

Nash Finch Company
Index

Nash Finch Company

PART I

Throughout this report, we refer to Nash-Finch Company, together with its subsidiaries, as “we,” “us,” “Nash Finch” or “the Company.”

This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences are identified and discussed in this report, particularly in Part II, Item 7 under the caption “Cautionary Factors.” You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (the “SEC” or the “Commission”).

We own or have the rights to various trademarks, trade names and service marks, including the following referred to in this report: AVANZA®, Econofoods®, Sun Mart®, Family Thrift Center®, Our Family®, Fame®, Value Choice™, Food Pride® and Fresh Place®. The trademark IGA®, referred to in this report, is the registered trademark of IGA, Inc.

ITEM 1.   BUSINESS

Originally established in 1885 and incorporated in 1921, today we are one of the leading food distribution and retail companies in the United States, with approximately $3.9 billion in annual sales. Our business consists of three primary operating segments: food distribution, military food distribution and food retailing. We are the second largest publicly traded wholesale food distributor in the United States. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (20)—“Segment Information” of Notes to Consolidated Financial Statements.

Food Distribution Segment

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products from 15 distribution centers to more than 1,500 grocery stores and other customers located in 26 states across the United States. Our customers are relatively diverse, with the largest customer consisting of a consortium of stores representing approximately 11.5%, and five others representing approximately 4.3%, 3.8%, 3.5%, 3.2% and 3.2% of our fiscal 2004 food distribution sales. No other customer represents more than 3% of our food distribution business. Approximately 48% of our food distribution sales in fiscal 2004 were generated through customers with whom we have long-term sales and service agreements. Several of our distribution centers also distribute products to military commissaries located in their geographic areas.

Our distribution centers are strategically located to efficiently serve our corporate-owned stores, our independent customer stores and our other customers. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping merchandise and are designed for high-volume operations at low unit costs. For fiscal 2004, our distribution centers had an on-time delivery rate, defined as being within ½ hour of our committed delivery time, of 97.8%, a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.1%, and selector accuracy, defined as percentage of cases selected matching the order as submitted by the customer, of 99.6%. We continue to implement operating initiatives to enhance productivity and expand profitability while providing a higher level of service to our distribution customers. Our distribution centers have varying levels of excess capacity to serve additional customers without materially increasing our costs, which enhances our profitability.

Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand, private label and perishable food or grocery products. Non-food items and specialty grocery products are distributed from a dedicated area of the distribution center located in Bellefontaine, Ohio, and from two distribution centers located in Sioux Falls, South Dakota. We currently have a fleet of 219 tractors and 722 semi-trailers, which deliver the majority of our products to our customers.

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

Products

We sell and distribute primarily nationally advertised branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers’ representatives and brokers. We also sell and distribute premium quality private label products under the proprietary trademark Our Family, a long-standing private label of Nash Finch that offers a high quality alternative to national brands. In addition, we sell and distribute two lower-priced lines of private label products under the Fame and Value Choice trademarks. Under our private label line of products, we offer over 2,000 stock keeping units of competitively priced, high quality grocery products, which compete with national branded and other value brand products.

Services

To further strengthen our relationships with our food distribution customers, we offer, either directly or through third parties, a wide variety of support services to help them develop and operate stores, as well as compete more effectively. These services include:

•       promotional, advertising and merchandising programs;

•       installation of computerized ordering, receiving and scanning systems;

•       retail accounting, budgeting and payroll services;

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

We also provide financial assistance to our food distribution customers primarily in connection with new store development or the upgrading and expansion of existing stores. As of January 1, 2005, we had approximately $37.0 million of loans outstanding to 67 of our food distribution customers, and guaranteed outstanding debt and lease obligations of food distribution customers in the amount of $10.6 million. We typically enter into long-term supply agreements with independent customers, ranging from 2 to 20 years. Approximately 48% of food distribution revenues in fiscal 2004 were from customers subject to such arrangements. These agreements may also contain provisions that give us the opportunity to purchase customers’ independent retail businesses before any third party. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. We estimate that as of January 1, 2005, our maximum contingent liability exposure with respect to the subleased and assigned leases to be approximately $62.3 million and $20.0 million, respectively.

We distribute products to independent stores that carry our proprietary Food Pride banner and the IGA banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to larger grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of January 1, 2005, we served approximately 67 retail stores under our Food Pride banner and 162 stores under the IGA banner.

Military Food Distribution Segment

Our military food distribution segment, the MDV division, is the largest distributor by revenue of grocery products to U.S. military commissaries. The MDV division serves over 300 military commissaries and exchanges located in the continental United States, Europe, Cuba, Puerto Rico, Iceland the Azores and Honduras. Commissaries that we serve in the United States are located primarily in the Mid-Atlantic region, consisting of the states along the Atlantic coast from New York to North Carolina. Our distribution center in Norfolk, Virginia is exclusively dedicated to supplying products to military commissaries and is strategically located among the largest concentration of military bases in the United States and near Atlantic ports used to ship grocery products to overseas commissaries. Our MDV division has an outstanding reputation as a supplier focused exclusively on U.S. military commissaries, based in large measure on its excellent service metrics, which include fill rate, on-time delivery and handling of order adjustments.

The Defense Commissary Agency, also known as DeCA, operates a chain of commissaries on U.S. military bases throughout the world. DeCA contracts with manufacturers to obtain grocery and related products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as us to deliver the product. These distributors act as drayage agents for the manufacturers, purchasing and maintaining inventories of products DeCA purchases from the manufacturers, and providing handling, distribution and transportation services for the manufacturers. Manufacturers who use distributors in this fashion must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA frequent delivery system procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. We obtain distribution contracts with manufacturers through competitive bidding processes and direct negotiations.

As commissaries need to be restocked, DeCA identifies each manufacturer with whom an order is to be placed for additional products, determines which distributor is the manufacturer’s official representative in a particular region, and places a product order with that distributor under the auspices of DeCA’s master contract with the applicable manufacturer. The distributor selects that product from its existing inventory, delivers it to the commissary or commissaries designated by DeCA, and bills the manufacturer for the product shipped. The manufacturer then bills DeCA under the terms of its master contract. Overseas commissaries are serviced in a similar fashion, except that a distributor’s responsibility is to deliver products as and when needed to the port designated by DeCA, which in turn bears the responsibility for shipping the product to the applicable commissary or overseas warehouse.

After we ship a particular manufacturer’s products to commissaries in response to an order from DeCA, we invoice the manufacturer for the same purchase price as was previously paid by us plus a service or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product handled.

MDV has distribution contracts with over 400 manufacturers that supply products to the DeCA commissary system. These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. The ten largest customers of our MDV division currently represent approximately 45% of the military segment’s annual revenue.

Retail Segment

Our food retailing segment is made up of 85 corporate-owned stores located primarily in the Upper Midwest states of Colorado, Illinois, Iowa, Minnesota, Nebraska, North Dakota, South Dakota, Wisconsin and Wyoming. We believe that approximately 74% of our conventional grocery stores are #1 or #2 in their respective local markets, which include all supermarkets and supercenters within the respective city limits in which our stores are located, based on sales. Our corporate-owned stores, which range from stores in rural trade areas to modern supermarkets in growing urban areas, principally operate under the Econofoods, Sun Mart, Family Thrift Center, AVANZA and Wholesale Food Outlet banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of January 1, 2005, we operated 78 conventional supermarkets, 3 AVANZA grocery stores and 3 Wholesale Food Outlet grocery stores, both of which offer products designed to meet the specific tastes and needs of Hispanic shoppers, and 1 other retail store.

During the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. As a result of this review, we closed 18 retail stores at the end of the second quarter and are currently seeking purchasers for our three Denver area AVANZA stores. We also closed four stores during the first quarter of 2004, one store in the third quarter of 2004 and one store in the fourth quarter of 2004. The closure and sale of these stores will benefit the retail segment by enabling us to focus on a variety of retail initiatives, such as improvements in merchandising and pricing strategies, store-level execution, and perishable offerings and quality.

Our conventional grocery stores offer a wide variety of high quality grocery products and services. Many have specialty departments such as fresh meat counters, delicatessens, bakeries, eat-in cafes, pharmacies, dry cleaners, banks, and floral departments. These stores also provide services such as check cashing, fax services, money wiring and phone cards. We emphasize outstanding customer service and have created our G.R.E.A.T. (Greet, React, Escort, Anticipate, Thank) Customer Service Program to train every associate (employee) on the core elements of providing exceptional customer service. A mystery shopper visits each store every two weeks to measure performance and we provide feedback on the results to management and store personnel. “The Fresh Place” concept within our conventional grocery stores is an umbrella banner that emphasizes our high-quality perishable products, such as fresh produce, deli, meats, seafood, baked goods, and takeout foods for today’s busy consumer.

Competition

Food Distribution Segment

Competition is intense among the distributors in the food distribution segment as evidenced by the low margin nature of the business. Success in this segment will be measured by the ability to leverage scale in order to gain pricing advantages, to provide superior merchandising programs and services to the independent customer base and to use technology to increase distribution efficiencies. We compete with local, regional and national food distributors, as well as with vertically-integrated national and regional chains using a variety of formats, including supercenters, supermarkets and warehouse clubs, that purchase directly from suppliers and self-distribute products to their stores. We face competition from these companies on the basis of price, quality, variety and availability of products, strength of private label brands, schedules and reliability of deliveries, and the range and quality of customer services. Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, and selector accuracy will be essential in maintaining our competitive advantage. We believe we lead the industry in on-time delivery rate, fill rate and selector accuracy, which were 97.8%, 96.1%, and 99.6%, respectively, for fiscal 2004.

Military Food Distribution Segment

We are one of six distributors with annual sales to the DeCA commissary system in excess of $100 million. We estimate that over 95% of DeCA’s purchases from distributors are made through these six distributors. The remaining distributors that supply DeCA tend to be smaller, local providers. In addition, manufacturers themselves deliver or contract with others to deliver certain products, primarily fresh meat, poultry, produce, deli items, soft drinks and snack items, directly to DeCA commissaries. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market. As a result, no distributor in this industry has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger civilian distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing civilian distribution centers. We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

Food Retailing Segment

Competition in the retail grocery business in our geographic markets is intense. We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of supercenter and regional chains. During 2004, there were four new supercenters opened in markets where we operate. In 2005, we expect an additional 13 supercenters to open within our markets. Depending upon the market, we compete based on price, quality and assortment, store appeal, including store location and format, sales promotions, advertising, service and convenience. We believe that by focusing on convenience, outstanding perishable execution and exceptional customer service, we can successfully compete.

Vendor Allowances and Credits

We participate with our vendors in a broad menu of promotions to increase sales of products. These promotions fall into two main categories: off-invoice allowances and performance-based allowances and are often subject to negotiation with our vendors. In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by us during a specified period of time. We use off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions. The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or we are allowed to deduct the allowance as an offset against the vendor’s invoice when it is paid.

In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking specific shipments of goods to retailers, or to customers in the case of our own retail stores, during a specified period (count-recount promotions), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a “bill-back” in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied. We also assess an administrative fee, reflected on the invoices sent to vendors, to recoup our reasonable costs of performing the tasks associated with administering count-recount promotions.

We collectively plan promotions with our vendors and arrive at the amount the respective vendor plans to spend on promotions with us. Each vendor has its own method for determining the amount of promotional funds budgeted to be spent with us during the period. In most situations, the vendor allowances are based on units we purchased from the vendor. In other situations, the allowances are based on our past or anticipated purchases and/or the anticipated performance of the planned promotions. Forecasting promotional expenditures is a critical part of our frequently scheduled planning sessions with our vendors. As individual promotions are completed and the associated billing is processed, the vendors track our promotional program execution and spend rate, and discuss the tracking, performance and spend rate with us on a regular basis throughout the year, variously on a weekly, monthly, quarterly or annual basis. These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and us. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and us.

Trademarks and Servicemarks

We own or license a number of trademarks, tradenames and servicemarks that relate to our products and services, including those mentioned in this report. We consider certain of these trademarks, tradenames and servicemarks, such as Our Family and Value Choice, to be of material value to the business conducted by our food distribution and retail segments, and we actively defend and enforce such trademarks, tradenames and servicemarks.

Employees

As of January 1, 2005, we employed 8,658 persons, of whom 4,676 were employed on a full-time basis and 3,982 were employed on a part-time basis. We consider our employee relations to be good. Only 455 of our employees are represented by unions and consist primarily of warehouse personnel and drivers in our Ohio and Michigan distribution centers.

Recent Developments

On February 24, 2005, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Roundy’s, Inc. (“Roundy’s”) whereby we agreed to purchase, with certain exceptions, all of the assets relating to two wholesale food and non-food distribution centers located in Lima, Ohio and Westville, Indiana and the related wholesale distribution business conducted by Roundy’s out of these distribution centers and an additional leased warehouse. In addition, we agreed to purchase two Pick ‘n Save® grocery stores located in Ironton, Ohio and Van Wert, Ohio, the retail grocery business conducted from these stores, Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers, inventory at the purchased facilities and all customer contracts related to the purchased facilities. We have also agreed to offer employment to the approximately 1,150 full- and part-time employees related to the purchased facilities and to assume certain trade payables, accrued expenses and receivables associated with the assets we are acquiring. We have not agreed to assume any debt in connection with this acquisition. The aggregate purchase price for the acquisition is approximately $225 million in cash, subject to certain post-closing adjustments.

The closing of this acquisition is subject to customary conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and financing. We intend to finance this acquisition with borrowings under our existing bank credit facility and a debt or convertible debt financing and expect the acquisition to close in late March or April 2005.

On February 22, 2005, we entered into a First Amendment to our Credit Agreement, dated as of November 12, 2004, with the lenders party to that Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. Subject to the terms and conditions therein, the First Amendment generally amends the Credit Agreement so as to permit us to enter into the Asset Purchase Agreement and to close and finance the acquisition.

Available Information

Our internet website is www.nashfinch.com. The references to our website in this report are inactive references only, and the information on our website is not incorporated by reference in this report. Through the Investor Relations portion of our website and a link to a third-party content provider (under the tab “SEC Filings”), you may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on our website, under the caption “Corporate Governance,” our Code of Business Conduct that is applicable to all our directors and employees, as well as our Code of Ethics for Senior Financial Management that is applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. Any amendment to or waiver from the provisions of either of these Codes that is applicable to any of these three executive officers will be disclosed on our website under the “Corporate Governance” caption.

ITEM 2.   PROPERTIES

Our principal executive offices are located in Minneapolis, Minnesota, and consist of approximately 120,486 square feet of office space in a building that we own.

Food Distribution Segment

The table below lists, as of January 1, 2005, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers.

Location	Approx. Size (Square Feet)
Upper Midwest Region:
Omaha, Nebraska	626,900
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota	329,000
Sioux Falls, South Dakota(1)	303,400
Fargo, North Dakota	288,800
Rapid City, South Dakota(2)	195,100
Minot, North Dakota	185,200
Southeast Region:
Lumberton, North Carolina(3)	336,500
Statesboro, Georgia(3)	230,500
Bluefield, Virginia	187,500
Central Region:
Bellefontaine, Ohio(4)	666,000
Cincinnati, Ohio	403,300
Bridgeport, Michigan(3)	604,500
Total Square Footage	4,708,600

(1)          Includes 107,300 square feet that we lease. The Sioux Falls facility represents two distinct distribution centers, one that distributes limited variety and slow moving products, and the other that distributes general merchandise and health and beauty care products.

(2)          Includes 8,000 square feet that we lease.

(3)          Leased facility.

(4)          This facility includes two separate distribution operations, one that distributes dry groceries, frozen foods, fresh and processed meat products, and a variety of non-food products, and the other that distributes health and beauty care products, general merchandise and specialty grocery products.

Military Distribution Segment

The table below lists, as of January 1, 2005, the locations and sizes of our facilities exclusively used in our military distribution business. Unless otherwise indicated, we lease each of these facilities. The Norfolk facilities comprise our distribution center, while the Jessup facility is used as an intermediate holding area for high velocity and large cube products to be delivered to commissaries in the northern portion of the Mid-Atlantic region that we serve.

Location	Approx. Size (Square Feet)
Jessup, Maryland	115,200
Norfolk, Virginia(1)	787,500
Total Square Footage	902,700

(1)          Includes 54,400 square feet that we own.

Food Retailing Segment

The table below sets forth, as of January 1, 2005, selected information regarding our 85 corporate-owned stores. We own 28 and lease 57 of these stores.

Banner	Number of Stores	Areas of Operation	Average Square Feet
Econofoods	41	IA, IL, MN, SD, WI, WY	35,915
Sun Mart	31	CO, MN, NE, ND	32,499
Family Thrift Center	6	SD	33,188
AVANZA	3	CO	32,562
Wholesale Food Outlet	3	CO, IA, NE	28,784
Other Stores	1	MN	3,512
Total	85

As of January 1, 2005, the aggregate square footage of our 85 retail grocery stores totaled 2,866,644 square feet.

ITEM 3.   LEGAL PROCEEDINGS

Shareholder Litigation

On June 22, 2004, the United States District Court for the District of Minnesota dismissed with prejudice the securities class action which had been filed against the Company and certain of its executive officers in June 2003, and which had consolidated eight separate class actions previously filed in late 2002 and early 2003. The consolidated action alleged that the defendants violated the Securities Exchange Act of 1934 by purportedly issuing false statements about the Company’s business and financial results in connection with vendor promotions. In October 2004, the District Court rejected plaintiffs’ motion requesting that this dismissal be vacated, and in November 2004 plaintiffs agreed to dismiss their appeal of the District Court’s ruling.

On June 15, 2004, the consolidated shareholder derivative actions that had been filed in Minnesota state court against Nash Finch’s Board of Directors and certain officers were also dismissed with prejudice. The derivative actions arose out of the same set of allegations as the federal securities class action described above. In December 2004, the time period during which plaintiffs could appeal this dismissal expired.

SEC Investigation

As previously disclosed, on October 9, 2002, Nash Finch received a letter from the staff of the Division of Enforcement of the SEC indicating that they were conducting an informal inquiry into our process for assessing count-recount charges to our vendors and how we account for those charges. In response, we commenced an internal review of our practices in conjunction with the Audit Committee, special outside counsel and our prior and then-current auditors, and filed a written response to the inquiry on November 22, 2002. On February 4, 2003, we were notified by the staff of the SEC’s Division of Enforcement that the SEC had approved a formal order of investigation of Nash Finch.

Also as previously disclosed, on February 3, 2003, we provided the Office of the Chief Accountant of the SEC a written communication detailing the basis for the manner in which we assess and account for count-recount charges, advising that we believe these charges were properly accounted for in accordance with generally accepted accounting principles, and seeking the SEC staff’s concurrence with this conclusion. After a February 19, 2003 meeting with members of the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance, Nash Finch received a letter dated March 7, 2003 from the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance indicating that, based on our oral and written representations, they would not object at that time to our accounting for the count-recount charges. The response by the staff of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any further action by the Division of Enforcement.

Other

We are also engaged from time to time in routine legal proceedings incidental to our business. We do not believe that any of these routine legal proceedings will have a material impact on the business or financial condition of the Company and its subsidiaries, taken as a whole.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of March 1, 2005:

Name	Age	Year First Elected or Appointed as an Executive Officer	Title
Ron Marshall	50	1998	Chief Executive Officer
Michael J. Lewis	54	2003	Executive Vice President, President of Retail
James M. Patitucci	54	2004	Executive Vice President, Merchandising and Marketing
David J. Bersie	53	2002	Sr. Vice President, Food Distribution
Bruce A. Cross	52	1998	Sr. Vice President, Business Transformation
Joe R. Eulberg	47	2003	Sr. Vice President, Human Resources
Kathleen E. McDermott	55	2002	Sr. Vice President, General Counsel & Secretary
Jeffrey E. Poore	46	2001	Sr. Vice President, Military
LeAnne M. Stewart	40	1999	Sr. Vice President, Chief Financial Officer & Treasurer

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

Michael J. Lewis has served as our Executive Vice President and President of Retail since November 2003. He previously served as President of Conquest Management Corporation, a consulting firm specializing in growth strategies for retail companies, from August 1995 to November 2003.

James M. Patitucci has served as our Executive Vice President, Merchandising and Marketing since February 2004. Prior to joining us, he was President and Chief Executive Officer of Grocery Outlet Inc., an extreme value discount grocery retailer, from October 2000 to September 2003. From December 1999 to October 2000, he served as Senior Vice President-Sales and Marketing for Ralph’s Grocery Company, a division of Kroger Company, a grocery retailer.

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

Kathleen E. McDermott has served as our Senior Vice President, General Counsel and Secretary since March 2002. She previously served as a Partner with Collier Shannon Scott, PLLC, a law firm, from January 2001 to March 2002. From June 1993 to June 1999, she served as Executive Vice President and Chief Legal Officer at American Stores Company, a food and drug retailer.

Jeffrey E. Poore has served as our Senior Vice President, Military since July 2004. He previously served as our Vice President, Distribution and Logistics from May 2001 to July 2004. Prior to joining Nash Finch, Mr. Poore served in various positions with SuperValu Inc., a food wholesaler and retailer, most recently as Vice President, Logistics from January 1999 to April 2001.

LeAnne M. Stewart has served as our Senior Vice President, Chief Financial Officer and Treasurer since October 2004. She previously served as our Vice President and Corporate Controller from April 2000 to October 2004, as Vice President, Financial Planning and Analysis from July 1999 to April 2000, and as Treasurer from May 2000 to May 2001.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq National Market and currently trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the Nasdaq National Market, and the quarterly cash dividends paid per share of common stock. Prices do not include adjustments for retail mark-ups, mark-downs or commissions. At January 1, 2005 there were 2,579 stockholders of record.

	2004		2003		Dividends Per Share
	High	Low	High	Low	2004	2003
First Quarter	$28.88	19.75	9.86	4.26	0.135	0.00
Second Quarter	25.10	18.06	13.90	6.90	0.135	0.18
Third Quarter	31.99	22.60	18.70	13.33	0.135	0.09
Fourth Quarter	38.66	29.81	24.70	15.97	0.135	0.09

On February 22, 2005, the Nash Finch Board of Directors declared a cash dividend of $0.135 per common share, payable on March 18, 2005 to stockholders of record as of March 4, 2005.

ITEM 6.   SELECTED FINANCIAL DATA

NASH FINCH COMPANY and SUBSIDIARIES

Consolidated Summary of Operations
Five years ended January 1, 2005 (not covered by Independent Auditors’ Report)

	2004	2003	2002	2001	2000
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
(Dollar amounts in thousands except per share amounts)
Sales(1)	$3,897,074	3,971,502	3,874,672	3,982,206	3,839,499
Cost of sales including warehousing and transporation expenses(1)	3,474,329	3,516,460	3,408,409	3,529,124	3,409,778
Selling, general and adminstrative expenses	295,524	326,828	347,418	335,886	322,448
Special charges	34,779	—	(765)	—	—
Extingusihment of debt	7,204	—	—	—	—
Interest expense	25,798	33,869	29,490	34,303	34,444
Depreciation and amortization	40,241	42,412	39,988	46,601	45,330
Provision for income taxes	4,322	17,254	19,552	15,025	11,659
Net earnings from continuing operations	$14,877	34,679	30,580	21,267	15,840
Earnings on disposal of discontinued operations, net of income tax	55	413	—	—	—
Extraordinary charge from early extinguishment of debt, net of income tax	—	—	—	—	(369)
Cumulative effect of change in accounting principle, net of income tax(2)	—	—	(6,960)	—	—
Net earnings	$14,932	35,092	23,620	21,267	15,471
Basic earnings per share:
Earnings from continuing operations	$1.20	2.87	2.59	1.83	1.38
Earnings from discontinued operations	—	0.03	—	—	—
Extraordinary charge from early extinguishment of debt	—	—	—	—	(0.03)
Cumulative effect of change in accounting principle(2)	—	—	(0.59)	—	—
Basic earnings per share	$1.20	2.90	2.00	1.83	1.35
Diluted earnings per share:
Earnings from continuing operations	$1.18	2.85	2.52	1.78	1.38
Earnings from discontinued operations	—	0.03	—	—	—
Extraordinary charge from early extinguishment of debt	—	—	—	—	(0.03)
Cumulative effect of change in accounting principle(2)	—	—	(0.57)	—	—
Diluted earnings per share	$1.18	2.88	1.95	1.78	1.35
Cash dividends declared per common share	$0.54	0.36	0.36	0.36	0.36
Pretax earnings from continuing operations as a percent of sales	0.49%	1.31%	1.29%	0.91%	0.72%
Net earnings as a percent of sales	0.38%	0.88%	0.61%	0.53%	0.40%
Effective income tax rate	22.6%	33.3%	39.0%	41.4%	42.4%
Current assets	$400,587	415,810	468,281	479,364	433,539
Current liabilities	$280,162	284,752	309,256	383,624	324,786
Net working capital	$120,425	131,058	159,025	95,740	108,753
Ratio of current assets to current liabilities	1.43	1.46	1.51	1.25	1.33
Total assets	$815,628	886,352	947,922	970,245	880,828
Capital expenditures	$22,327	40,728	52,605	43,924	54,066
Long-term obligations (long-term debt and capitalized lease obligations)	$239,603	326,583	405,376	368,807	353,664
Stockholders’ equity	$273,928	256,457	221,479	203,408	184,540
Stockholders’ equity per share(3)	$22.21	21.36	18.61	17.43	16.12
Return on stockholders’ equity(4)	5.43%	13.52%	13.81%	10.46%	8.58%
Number of common stockholders of record at year-end	2,579	2,841	2,797	2,710	2,786
Common stock high price(5)	$38.66	24.70	33.18	35.54	13.56
Common stock low price(5)	$18.06	4.26	7.12	11.81	6.00

(1)        See Item 8, Note 1 of this report under the caption “Revenue Recognition” regarding the reclassification of facilitated services.

(2)        See Item 7, of this report under the caption “Cumulative Effect of Change in Accounting Principle” regarding the adoption of EITF No. 02-16.

(3)        Based on average outstanding shares at year-end.

(4)        Return based on continuing operations.

(5)        High and low closing sales price on Nasdaq National Market.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are one of the leading food distribution and retail companies in the United States, with approximately $3.9 billion in annual sales. Approximately 50% of our sales come from our food distribution segment, which sells and distributes a wide variety of nationally branded and private label grocery products from 15 distribution centers to more than 1,500 grocery stores and other customers located in 26 states, primarily in the Midwest and Southeast. Approximately 29% of our annual sales come from our military food distribution segment, which contracts with vendors to distribute a wide variety of grocery products to military commissaries and military distribution centers supporting over 100 military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico, Iceland, the Azores and Honduras. The remaining 21% of our annual sales come from our retail segment, which operates 85 corporate-owned stores primarily in the Upper Midwest.

Our food distribution and retail businesses operate in intensely competitive industries, characterized by low profit margins and increasing consolidation. Alternative store formats, such as supercenters, warehouse clubs and extreme value food stores, have gained and continue to gain market share at the expense of conventional grocery stores, which represent the substantial majority of our corporate-owned stores as well as of our independent retail customer base. Largely as a result of this trend, over the three years discussed in this report we have experienced decreasing same store sales in our retail segment and, to a lesser degree, attrition among the existing customer base in our food distribution segment. Despite these competitive pressures, our annual sales over this three-year period have been relatively flat as a result of new business gained by our food distribution and military distribution businesses.

In fiscal 2004, our food distribution sales increased 2.4 % over the year earlier primarily as a result of new customer accounts. Excluding the effect of the 53rd week in fiscal year 2003, food distribution sales grew 4.2% over the year earlier. We believe that additional business opportunities will continue to be available to our food distribution segment from additional sales opportunities with our current customer base, former customers of Fleming and other wholesalers, independent operators who purchase stores from major retailers seeking to rationalize their markets and retailers adding food to their product offerings. The degree to which we are able to continue to capitalize on these opportunities will determine the degree to which new business gains can exceed customer attrition, which has historically ranged from two to four percent.

Our military food distribution segment continues to experience solid year-over-year sales growth. This was driven by higher sales to military bases both overseas and in the U.S. We believe that our excellent reputation with DeCA has helped us win new business. The segment has continued to capitalize on increased profitability in fiscal 2004 as a result of continued efficiencies gained through the consolidation of two large distribution centers in fiscal 2003. We believe we are well positioned to continue to benefit from this consolidation as well as attain further revenue growth through expansion of our customer base and extension of our product offerings.

Our retail segment continued to be negatively affected by increasing competition, primarily from the growth of alternative store formats that have gained market share at the expense of conventional stores. During the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. As a result of this review, we closed 18 retail stores at the end of the second quarter and are currently seeking purchasers for our three Denver area AVANZA stores. Exiting these underperforming assets is consistent with our commitment to continue to lower operating costs, improve our balance sheet and focus investment and attention on core areas of our business. We believe that the closure and sale of these stores, as well as the closure of six additional stores during 2004, will benefit our retail segment by enabling us to focus on a variety of retail initiatives, such as improvements in merchandising and pricing strategies, store-level execution, and perishable offerings and quality.

During 2004, we reduced total debt (including capital lease obligations) by $86.8 million as part of a continuing effort to reduce the Company’s leverage, and we believe that doing so reduces the risk profile of the Company. On November 12, 2004 we concluded the refinancing of our senior secured bank credit facility which had been scheduled to mature on December 19, 2005. On December 13, 2004, we redeemed the $165 million in Senior Subordinated Notes due 2008 at a redemption price of 102.833% using proceeds from the new senior secured bank facility.

In February 2004, our Board increased our quarterly dividend from $0.09 per share to $0.135 per share. With the exception of temporary draws on our revolving credit line to build inventories for certain holidays during the year, we expect that cash flow from operations will be sufficient to enable us to further reduce our debt during 2005. Reducing dependence on debt also frees up borrowing capacity to enable us to take advantage of potential acquisition or investment opportunities that present themselves.

Results of Operations

The following discussion summarizes our operating results for fiscal 2004 compared to fiscal 2003 and fiscal 2003 compared to fiscal 2002. However, fiscal 2004 and 2002 results are not directly comparable to fiscal 2003 because fiscal 2003 contained an additional week.

Sales

The following tables summarize our sales activity for fiscal 2004, 2003 and 2002.

	2004			2003			2002
Segment sales:	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$1,961.2	50.3%	2.4%	1,915.2	48.2%	4.9%	1,825.8	47.1%
Military	1,122.1	28.8%	2.9%	1,090.0	27.5%	6.8%	1,020.7	26.4%
Retail	813.8	20.9%	(15.8)%	966.3	24.3%	(6.0)%	1,028.2	26.5%
Total Sales	$3,897.1	100.0%	(1.9)%	3,971.5	100.0%	2.5%	3,874.7	100.0%

The following table summarizes the impact on Company and segment sales of the additional week in the fourth fiscal quarter of 2003:

Adjusted Fiscal 2003 Sales for the Effect of an Additional Week of Sales

Segment sales:	Sales	53rd Week Sales	Comparable 52 Weeks of Sales	Comparable Percent Change 2004 to 2003
Food Distribution	$1,915.2	$33.3	$1,881.9	4.2%
Military	1,090.0	17.3	1,072.7	4.6%
Retail	966.3	17.8	948.5	(14.2)%
Total Sales	$3,971.5	$68.4	$3,903.1	(0.2)%

The increase in food distribution sales in fiscal 2004 and fiscal 2003 was due to new business with former Fleming customers and other new accounts. Partially offsetting the fiscal 2003 increase were reduced sales and store closings by certain of our independent retail customers because of increased competition in their respective markets.

The increase in military segment sales in fiscal 2004 and 2003 was due to increased shipments throughout the domestic commissary system and overseas.

Approximately 50% of the decrease in retail sales in fiscal 2004 is attributable to the previously discussed store closures during 2004, with the balance reflecting negative same store sales. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 7.0% for 2004 as compared to 2003. These declines continue to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers. The decrease in retail segment sales from fiscal 2002 to fiscal 2003 primarily reflects a 10.6% decrease in same store sales. During fiscal 2004 and 2003, our corporate store count changed as follows:

	Fiscal Year 2004	Fiscal Year 2003
Number of stores at beginning of year	110	109
New stores	0	4
Acquired stores	0	6
Closed or sold stores	(25)	(9)
Number of stores at end of year	85	110

Gross Profit

Gross profit (calculated as sales less cost of sales) for fiscal 2004 was 10.8% of sales compared to 11.5% for fiscal 2003 and 12.0% for fiscal 2002. Gross profit was negatively impacted in fiscal 2004 versus fiscal 2003 and in fiscal 2003 versus 2002 because retail segment sales, which earn a higher gross profit than food distribution and military distribution segment sales, represented a smaller percentage of our total sales. Costs associated with the consolidation of two large warehouse facilities in the military distribution segment reduced gross profit in 2003 by $2.7 million, but completion of the consolidation effort in late 2003 benefited the gross profit margin in the military distribution segment during 2004. In addition, gross profit comparisons were negatively impacted by a LIFO charge of $3.5 million in fiscal 2004 versus credits of $1.1 million in fiscal 2003 and $2.2 million in fiscal 2002. The LIFO charge in fiscal 2004 was due to food price inflation across all categories of products. The LIFO credits in 2003 and 2002 were due to food price deflation and decreased inventory levels as a result of lower sales.

In the fourth quarter of fiscal 2002, we early adopted the provisions of EITF No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” (See “Critical Accounting Policies-Vendor Allowances and Credits” below for discussion) retroactive to the beginning of fiscal 2002. The impact of the adoption on gross profit in fiscal 2002, excluding the cumulative effect adjustment, was an increase of $1.4 million. In addition, the adoption resulted in a reclassification of $9.1 million of net cooperative advertising income from selling, general and administrative expenses to cost of sales.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) for fiscal 2004 were 7.6% of sales as compared to 8.2% of sales in fiscal 2003 and 9.0% of sales in fiscal 2002. SG&A expense in dollars and as a percentage of sales in fiscal 2004 compared to fiscal 2003 was lower because retail segment sales, which have higher SG&A expenses than food distribution and military distribution segment sales, represented a smaller percentage of our total sales. Gains on the sale of real estate increased from $0.8 million in fiscal 2003 to $5.6 million in fiscal 2004. Bad debt expense decreased by $4.5 million due to improved receivables management. Charges for asset impairments other than those recorded as part of the special charge decreased $1.8 million from fiscal 2003 to 2004, from $2.7 million to $0.9 million. The impairment charges for fiscal 2004 and 2003 related primarily to three and six stores, respectively, whose carrying values were impaired due to increased competition within the stores’ respective market areas.

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

Special Charges

During the second quarter of 2004, the Company completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. Consequently, the Company announced that it was closing or selling 21 retail outlets. The Company closed 18 stores in the second quarter of 2004 and is continuing to market its three Denver area AVANZA stores. As a result of these store dispositions, the Company recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. The special charge included $21.7 million for asset impairments (including $1.1 million of goodwill allocated to the stores being sold), $14.1 million for future lease obligations, $0.1 million in severance and $0.6 million in other charges based on management’s estimates of fair value of assets, lease subsidies, future payments on exited real estate, lease terminations and other related costs.

During the fourth fiscal quarter of 2004, we recorded a net reversal of $1.6 million of the special charge because we were able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available.

We recorded special charges totaling $31.3 million in fiscal 1997 and $71.4 million (offset by $2.9 million of fiscal 1997 charge adjustments) in fiscal 1998. These charges affected our food distribution and retail segments and were also designed to redirect our technology efforts. All actions contemplated by the charges are complete. At January 1, 2005, the remaining accrued liability was $1.7 million and consisted primarily of lease commitments.

During fiscal 2004 and fiscal 2002, the Company reversed $0.08 million and $0.76 million, respectively of its fiscal 1998 and 1997 special charges due to agreements reached to settle certain leases for less than what the Company had originally estimated.

Depreciation and Amortization Expense

Depreciation and amortization expense for fiscal 2004 decreased by 5.1% compared to fiscal 2003. The decrease was primarily due to the disposal of retail assets as part of the strategic review completed in the second fiscal quarter. Depreciation and amortization expense for fiscal 2003 increased by 6.1% from fiscal 2002, primarily due to the addition of information technology software in fiscal 2003.

Interest Expense

Interest expense for fiscal 2004 decreased by 23.8% compared to fiscal 2003, primarily due to a decrease in average borrowing level from $137.5 million in 2003 to $74.9 million in 2004. Partially offsetting the decrease in average borrowing levels was an increase in average interest rate from 5.1% in

2003 to 5.9% in 2004. Interest expense for fiscal 2003 included $2.5 million paid to our bondholders and $1.3 million paid to our bank lenders in the first quarter of 2003 as consideration for waivers to extend the deadlines for filing our third quarter Form 10-Q for fiscal 2002, our Form 10-K for fiscal 2002 and our first quarter Form 10-Q for fiscal 2003. Interest expense for fiscal 2003 increased by 14.8% compared to fiscal 2002, due largely to payment of the waiver fees described above. Apart from the waiver fees, the impact of an increase in our average borrowing rate under the bank credit facility from 4.5% in fiscal 2002 to 5.1% in fiscal 2003 was offset by a decrease in our average borrowing level under that facility, from $156.6 million in 2002 to $137.5 million in fiscal 2003.

Income Tax Expense

The effective tax rate for fiscal 2004 was 22.6% compared to 33.3% in fiscal 2003 and 39.0% in fiscal 2002. The decrease in the effective rate from fiscal 2003 to fiscal 2004 and fiscal 2002 to fiscal 2003 was due to reductions in income tax expense of $2.5 million and $3.0 million recognized in 2004 and 2003, respectively, as a result of the resolution of various outstanding state and federal tax issues. Refer to the tax rate table in Part II, Item 8 of this report under Note (10)-“Income Taxes” of Notes to the Consolidated Financial Statements for the comparative components of these rates.

Discontinued Operations

The gain on discontinued operations of $0.1 million in fiscal 2004 and $0.4 million in fiscal 2003 was a result of the resolution of a contingency associated with the sale of our Nash De-Camp produce growing and marketing subsidiary in fiscal 1999.

Cumulative Effect of Change in Accounting Principle

We adopted the provisions of EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor” as of the beginning of fiscal 2002. The cumulative effect at the beginning of fiscal 2002 was a charge of $7.0 million, net of income taxes of $4.4 million. The cumulative effect of a change in accounting principle has been presented in our consolidated statement of income for fiscal 2002 (See “Critical Accounting Polices” under the caption “Vendor Allowances and Credits” and “New Accounting Standards” in Part II, Item 7 of this report).

Net Earnings

Net earnings for the 52 week fiscal 2004 were $14.9 million, or $1.18 per diluted share, compared to $35.1 million, or $2.88 per diluted share, for the 53 week 2003 year and $23.6 million, or $1.95 per diluted share, for the 52 week 2002 year. Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results. Some of the more significant of these events are summarized as follows:

	Fifty-Two Weeks Ended January 1, 2005		Fifty-Three Weeks Ended January 3, 2004		Fifty-Two Weeks Ended December 28, 2002
	$	EPS	$	EPS	$	EPS
Net earnings from continuing operations as reported	14,877	1.18	34,679	2.85	23,620	1.95
Items affecting earnings
Call premium for early redemption of Senior Subordinated Notes (Q4 2004)	2,819	0.22	—	—	—	—
Write-off of unamortized finance costs and original issuance discount on credit facility and senior subordinated notes (Q4 2004)	1,525	0.12	—	—	—	—
Change in estimate of special charge from store dispositions (Q4 2004)	(1,311)	(0.10)	—	—	—	—
Special charges from store dispositions (Q2 2004, Q3 2002)	22,261	1.76	—	—	(467)	(0.03)
Store closure cost reflected in operations (Q2 2004)	2,009	0.16	—	—	—	—
Fees paid to lenders as consideration for bond indenture and credit facility waivers (Q1 2003)	—	—	2,339	0.19	—	—
Reduction of health insurance expense (Q4 2003)	—	—	(3,790)	(0.31)	—	—
Reduction in income tax expense (Q4 2004, Q3 2004 and Q3 2003)	(3,300)	(0.27)	(3,000)	(0.25)	—	—
Cumulative effect of accounting change (Q1 2002)	—	—	—	—	6,960	0.57

Liquidity and Capital Resources

Historically, we have financed our capital needs through a combination of internal and external sources. These sources include cash flow from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing. During 2005, we expect that cash flow from operations will be sufficient to meet our working capital needs and enable us to further reduce our debt, with temporary draws on our revolving credit line needed during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.

Cash flow from operations decreased by $12.6 million in fiscal 2004 compared to fiscal 2003 due to costs related to the 2004 special charge. Partially offsetting these costs was a decrease in inventory of approximately $19.4 million, $15.0 million of which related to the retail store closures. A rise in accounts receivable from the prior year was offset by an increase in accounts payable. Cash flow from operations increased by $53.9 million in fiscal 2003 compared to fiscal 2002. Primary contributors to the 2003 increase were increased earnings of $11.5 million and more efficient receivables management, which resulted in a decrease in accounts receivable of $18.5 million.

Cash used for investing activities decreased by $29.1 million in fiscal 2004 compared to fiscal 2003, mostly due to a decrease in net additions to property, plant and equipment of $26.5 million in fiscal 2004 versus fiscal 2003. Cash used for investing activities increased slightly in fiscal 2003 as compared to fiscal 2002. We expect our capital expenditures for fiscal 2005 to approximate $35 million excluding acquisitions. These expenditures are expected to include maintenance projects in our food distribution segment, store maintenance and remodels in our food retailing segment, information system upgrades and other miscellaneous projects across our business.

Cash used for financing activities increased by $5.5 million in fiscal 2004 compared to fiscal 2003, primarily due to a $4.7 million premium paid for early extinguishment of the 8.5% Senior Subordinated Notes due 2008. The $165 million principal balance on the 8.5% Senior Subordinated Notes was paid during the fourth quarter using proceeds from the new senior secured bank credit facility described below. Cash used for financing activities increased by $95.0 million in fiscal 2003 compared to fiscal 2002, primarily due to $79.4 million used to pay down our revolving bank credit facility. At January 1, 2005, credit availability under the new bank facility was $97.8 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of January 1, 2005, and the expected timing of cash payments related to such obligations in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
(in thousands)
Long Term Debt(1)	$202,060	2,817	4,405	15,068	179,770
Capital Lease Obligations(2)(3)	78,351	7,346	14,680	14,503	41,822
Operating Leases(2)	135,963	23,158	38,947	26,182	47,676
Purchase Obligations(4)	22,476	18,969	3,367	140	—
Total Contractual Cash Obligations(5)	$438,850	52,290	61,399	55,893	269,268

(1)          Refer to Part II, Item 8 in this report under Note (8)—“Long-term Debt and Bank Credit Facilities” in Notes to Consolidated Financial Statements and to the discussion of covenant compliance below for additional information regarding long term debt.

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

(4)       The majority of our purchase obligations involve purchase orders made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable upon shipment of the underlying product. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services. The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase to earn $2.1 million in upfront contract monies received. Should we not be able to fulfill these purchase obligations, we would be only obligated to pay back the unearned upfront contract monies.

(5)       We have not included obligations under our pension and postretirement medical benefit plans in the contractual obligations table. As of December 31, 2004 we had a pension funding obligation of $6.4 million as discussed further in Part II, Item 8 in this report under Note (19)—“Pension and Other Post-retirement Benefits”.

We have also made certain commercial commitments that extend beyond 2004. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of January 1, 2005:

	Total	Commitment Expiration Per Period
Other Commercial Commitments	Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
	(in thousands)
Standby Letters of Credit(1)	$17,221	17,221	—	—	—
Guarantees(2)	30,617	1,350	735	10,423	18,109
Total Other Commercial Commitments	$47,838	18,571	735	10,423	18,109

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

Bank Credit Agreement

On November 12, 2004 we concluded the refinancing of our senior secured bank credit facility which had been scheduled to mature on December 19, 2005. The new credit facility consists of $125 million in revolving credit, all of which may be used for loans and up to $40 million of which may be used for letters of credit, and a $175 million Term Loan B. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the new credit facility are secured by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements. Proceeds of the Term Loan B were used to redeem our 8.5% Senior Subordinated Notes due 2008, as discussed below. The refinancing and redemption are expected to reduce our annual interest expense, provide us with the ability to continue reducing our debt by structuring our debt in a form that can be prepaid without penalty and provide a more accommodating covenant structure to increase strategic and operating flexibility.

Borrowings under the new bank credit facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin increase that is dependent on our total leverage ratio. The new credit facility requires us to hedge a certain portion of such borrowings through the use of interest rate swaps, as we have done historically. We pay a commitment commission on the unused portion of the revolver, but the Term Loan B was subject to a commitment commission only until the loan was activated. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At January 1, 2005 the margin for the revolver and Term Loan B were 1.75%

and 2.25%, respectively and the commitment commission was 0.375%. The margin increase and the commitment commission were 1.75% and 0.375%, respectively under the prior credit facility at the end of fiscal 2003.

The new credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs. The credit agreement governing the new credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage. These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the new credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs and asset impairments), less cash payments made during the current period on non-cash charges recorded in prior periods. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants. In addition, the new credit agreement requires us to maintain predetermined ratio levels related to working capital coverage (the ratio of the sum of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus up to $60 million of additional secured indebtedness permitted to be issued under the new credit agreement).

The new credit agreement requires us to maintain an interest coverage ratio of 3.50:1.00 at fiscal year end 2004 and increasing to 4:00:1.00 at fiscal year end 2007 and thereafter, a leverage ratio of 3:50:1.00 at fiscal year end 2004, stepping down to 3.25:1.00 at fiscal year end 2006 and to 3:00:1.00 at fiscal year end 2007 and thereafter, and a working capital ratio of 1.50:1.00 at fiscal year end 2004, stepping up to 1.75:1.00 at fiscal year end 2005 and to 2.00:1.00 at fiscal year end 2008 and thereafter. We must also maintain a senior secured leverage ratio (total unsubordinated secured debt to Consolidated EBITDA) of 2.75:1.00 at fiscal year end 2004, stepping down to 2.50:1.00 at fiscal year end 2006, and to 2.25:1.00 at fiscal year end 2007 and thereafter.

As of January 1, 2005, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio(1)	3.50:1.00 (minimum)	4.95:1.00
Leverage Ratio(2)	3.50:1.00 (maximum)	1.92:1.00
Senior Secured Leverage Ratio(3)	2.75:1.00 (maximum)	1.45:1.00
Working Capital Ratio(4)	1.50:1.00 (minimum)	2.07:1.00

(1)          Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)          Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)          Total senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)          Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.

Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.

The following is a summary of the calculation of Consolidated EBITDA (in thousands) for fiscal 2004, 2003 and 2002:

	2004
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Rolling 4 Qtr
Earnings from continuing operations before income taxes	$7,757	(25.639)	22,620	14,461	19,199
Interest expense	6,505	6,487	7,799	5,007	25,798
Depreciation and amortization	10,156	9,800	11,615	8,670	40,241
LIFO	392	783	1,043	1,307	3,525
Closed store lease costs	(129)	1,146	643	3,211	4,871
Asset impairments	—	—	—	853	853
Gains on sale of real estate	(82)	(14)	(3,317)	(2,173)	(5,586)
Subsequent cash payments on non-cash charges	(565)	(625)	(1,633)	(693)	(3,516)
Extinguishment of debt	—	—	—	7,204	7,204
Special charge	—	36,494	—	(1,715)	34,779
Total Consolidated EBITDA	$24,034	28,432	38,770	36,132	127,368

	2003
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Rolling 4 Qtr
Earnings from continuing operations before income taxes	$5,346	11,910	14,105	20,572	51,933
Interest expense	10,791	7,035	9,011	7,032	33,869
Depreciation and amortization	9,440	9,642	13,098	10,232	42,412
LIFO	400	400	41	(1,961)	(1,120)
Closed store lease costs	354	32	583	187	1,156
Asset impairments	390	—	1,725	591	2,706
Gains on sale of real estate	(66)	(126)	(218)	(338)	(748)
Subsequent cash payments on non-cash charges	(532)	(508)	(602)	(598)	(2,240)
Curtailment of post retirement plan	—	—	—	(4,004)	(4,004)
Total Consolidated EBITDA	$26,123	28,385	37,743	31,713	123,964

	2002
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Rolling 4 Qtr.
Earnings from continuing operations before income taxes	$11,291	15,795	10,508	12,538	50,132
Interest expense	6,647	6,651	9,235	6,957	29,490
Depreciation and amortization	9,307	9,165	12,298	9,218	39,988
LIFO	923	300	—	(3,457)	(2,234)
Closed store lease costs	—	—	353	1,101	1,454
Asset impairments	—	—	1,518	5,067	6,585
Gains on sale of real estate	(7)	(5)	(1,386)	(2,428)	(3,826)
Subsequent cash payments on non-cash charges	(400)	(593)	(684)	(421)	(2,098)
Special charge	—	—	(765)	—	(765)
Total Consolidated EBITDA	$27,761	31,313	31,077	28,575	118,726

The credit agreement also contains covenants that limit the Company’s ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase its stock, make capital expenditures and make loans or advances to others, including customers.

Redemption of Senior Subordinated Notes

On December 13, 2004, we redeemed the $165 million in 8.5% Senior Subordinated Notes (the “Notes”) Due 2008 at a redemption price of 102.833%, plus accrued and unpaid interest on the notes as of the redemption date. We drew under the Term Loan B to fund the redemption of these notes. Charges recorded during the fourth fiscal quarter for redemption of the Notes and the refinancing of our credit facility included a call premium of $4.7 million and $2.5 million for unamortized finance costs and original issue discount charge.

Defaults During 2003

In February 2003, we were notified by the Trustee for our 8.5% Senior Subordinated Notes that a default had occurred under the related Indenture as a result of our failure to file our Form 10-Q for the third quarter ended October 5, 2002 with the SEC. If the default was not remedied within the 30 day cure period, an event of default would have occurred under the Indenture and our bank credit facility. Later that month we obtained a waiver of the default under the Indenture, for which we paid a fee to the note holders equal to 1.5% of the outstanding principal amount of the notes. In March 2003 we obtained an extension of time from our bank lenders to submit to them our audited fiscal 2002 financial statements, for which we paid a fee to the bank lenders equal to 0.5% of the sum of our revolving loan commitments and aggregate outstanding term loans as of the effective date of the extension. The waiver under the Indenture and the extension from the banks were conditioned upon our receiving audited financial statements for fiscal 2002 and making specified filings with the SEC by specified deadlines. We subsequently complied with the extended deadlines.

Debt Obligations Generally

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of January 1, 2005:

	Fixed Rate			Variable Rate
	Fair Value	Amount	Rate	Fair Value	Amount	Rate
	(In thousands)
2005		$2,021	6.7%		$796	4.7%
2006		2,138	6.7%		723	4.7%
2007		779	6.7%		764	4.7%
2008		708	6.8%		827	4.7%
2009		767	6.8%		12,766	4.7%
Thereafter		4,770	7.2%		175,000	4.7%
	$11,059	$11,183		$191,662	$190,876

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At January 1, 2005, we had seven outstanding interest rate swap agreements which commenced and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate
$50,000	12/13/2004	12/13/2005	2.985%
40,000	12/13/2004	12/13/2005	3.010%
50,000	12/13/2004	12/13/2005	2.992%
45,000	12/13/2005	12/13/2006	3.809%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2006	12/13/2007	4.095%
30,000	12/13/2006	12/13/2007	4.100%

At January 3, 2004, we had three outstanding interest rate swap agreements which commenced on July 26, 2002, December 6, 2002 and June 6, 2003, respectively. Those three agreements expired on September 25, 2004, October 6, 2004 and October 6, 2004 with notional amounts of $50 million, $35 million and $35 million, respectively.

The interest rate swap agreements described above totaled $255 million in notional amounts as of January 1, 2005 and $120 million in notional amounts as of January 3, 2004, which amounts are used to calculate the contractual cash flows to be exchanged under the contract. Interest rate swap agreements outstanding at year end and their fair value at that date are summarized as follows (in thousands):

Interest Rate Swaps:

	1/1/05	1/3/04
Pay fixed / receive variable	$255,000	$120,000
Fair value	(82)	(1,955)
Average receive rate for effective swaps	2.4%	1.2%
Average pay rate for effective swaps	3.0%	3.3%

We are also using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge approximately 50% of our expected fuel usage for the periods set forth in the swap agreements. At January 1, 2005, we had two outstanding commodity swap agreements which commenced and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate
100,000 gallons/month	12/7/2004	11/30/2006	$1.18
100,000 gallons/month	1/1/2005	12/31/2006	$1.16

The fair market value of the commodity swaps totaled $0.071 million as of 1/1/2005.

Off-Balance Sheet Arrangements

As of the date of this report, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Vendor Allowances and Credits

We participate with our vendors in a broad menu of promotions to increase sales of products. These promotions fall into two main categories: off-invoice allowances and performance-based allowances and are often subject to negotiation with our vendors. In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by us during a specified period of time. We use off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions. The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or we are allowed to deduct the allowance as an offset against the vendor’s invoice when it is paid.

In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking specific shipments of goods to retailers, or to customers in the case of our own retail stores, during a specified period (count-recount promotions), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a “bill-back” in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied. We also assess an administrative fee, reflected on the invoices sent to vendors, to recoup our reasonable costs of performing the tasks associated with administering count-recount promotions.

We collectively plan promotions with our vendors and arrive at the amount the respective vendor plans to spend on promotions with us. Each vendor has its own method for determining the amount of promotional funds budgeted to be spent with us during the period. In most situations, the vendor allowances are based on units we purchased from the vendor. In other situations, the allowances are based on our past or anticipated purchases and/or the anticipated performance of the planned promotions. Forecasting promotional expenditures is a critical part of our twice yearly planning sessions with our vendors. As individual promotions are completed and the associated billing is processed, the vendors track our promotional program execution and spend rate, and discuss the tracking, performance and spend rate with us on a regular basis throughout the year, variously on a weekly, monthly, quarterly or annual basis. These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and us. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and us.

EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” addresses how a reseller of a vendor’s products should account for cash consideration received from a vendor and how to measure that consideration in its income statement. We early adopted the provisions of EITF No. 02-16 at the beginning of fiscal 2002, and recognized a charge of $7.0 million, net of income taxes of $4.4 million, that represents the cumulative effect of the deferral of consideration received from vendors as of the beginning of fiscal 2002. Excluding the cumulative impact, the adoption of EITF No. 02-16 on the year ended December 28, 2002 was a decrease in cost of sales of $1.4 million.

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

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts—Methodology.   We evaluate the collectability of our accounts and notes receivable based on a combination of factors. In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In determining the adequacy of the reserves, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero. Refer to Part II, Item 8 of this report under Note (7)—“Accounts and Notes Receivable” of Notes to Consolidated Financial Statements for a discussion of these allowances.

Lease Commitments.   We have historically leased store sites for sublease to qualified independent retailers at rates that are at least as high as the rent paid by us. Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy. We also lease store sites for our retail segment. Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management. Our reserves for such properties can be materially affected by factors such as the extent of interested sublessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, and general economic conditions and the demand for commercial property. Should the number of defaults by sublessees or corporate store closures materially increase, the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows. Refer to Part II, Item 8 of this report under Note (14)—“Leases” of Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

Guarantees of Debt and Lease Obligations of Others.   We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($10.6 million as of January 1, 2005), which would be due in accordance with the underlying agreements. All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requiremetns for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a recission of FASB Interpretation No. 34” (FIN 45). We have also assigned various leases to certain food distribution customers. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be approximately $20.0 million as of January 1, 2005. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts—Methodology” and “Lease Commitments”. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives.

Impairment of Long-lived Assets

Property, plant and equipment are tested for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating future sales and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Estimates of future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We generally determine fair value by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates we use to manage our business operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the impairment charge. Actual outcomes may differ from the estimates.

Income Tax Assets and Liabilities

The company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The company maintains valuation allowances where it is more likely than not all or a portion of the deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is also subject to examination of its income tax returns for multiple years by the Internal Revenue Service and other tax authorities. The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations to determine the impact on its deferred taxes and income tax liabilities and the adequacy of its provision for income taxes.

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

New Accounting Standards

In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment”. The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. For public entities, the provisions of the statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, however early adoption is allowed. We expect to adopt the provisions of the new statement in the third fiscal quarter of 2005. We do not currently expect that the impact on net income on a full year basis will be significantly different from the historical pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in this report under Note (1)—“Summary of Signigicant Accounting Policies”.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. The benefit and subsidy introduced by the Act begin in 2006. In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure

Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 was effective for us in the third fiscal quarter ended October 9, 2004. We believe that our postretirement benefit plan is not actuarially equivalent to Medicare Part D under the Act and consequently will not receive significant subsidies under the Act.

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

Need to Improve Retail Operations

Primarily due to the competitive conditions discussed above, same store sales in the Company’s retail business decreased 7.0% in 2004 from 2003, after having decreased 10.6% in 2003 from the prior year. We brought new leadership into the retail business in late 2003 with a view toward improving our response to and performance under these difficult competitive conditions. It is expected that this effort will require a variety of initiatives of varying scope and duration. In connection with such an undertaking there are numerous risks and uncertainties, including our ability to successfully identify those initiatives that will be the most effective in improving the competitive position of our retail business, our ability to efficiently and timely implement these initiatives, and the response of competitors to these initiatives. If we are unable to improve the overall competitive position of our retail stores, the revenue and operating performance of that segment may continue to decline, and we may be compelled to close or dispose of additional stores and may incur restructuring or other charges associated with such closure and disposition activities.

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

Risks and Costs Associated with Expansion and Acquisition

Efforts to grow our distribution businesses may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates at acceptable rates of return, timely and effectively integrating the operations, systems and personnel of the acquired business, retaining the customer base of the acquired operations, expenses of any undisclosed or potential environmental or legal liabilities and diversion of management’s time and attention from other business concerns. Successful integration of any new operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintenance of the customer base and, to some degree, eliminate redundant and excess costs. A failure to effectively manage these risks could increase the costs or reduce the benefits to be derived from acquisitions and expansion, and therefore negatively impact our business and operations.

Customer Retention and Obtaining New Customers in the Distribution Business

Increasing the growth and profitability of our distribution business is particularly dependent upon our ability to retain existing customers and capture additional distribution customers through our existing network of distribution centers, enabling us to more effectively utilize the fixed assets in that business. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide industry-leading customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our independent and military commissary customers. If we are unable to execute these tasks effectively, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.

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

In addition, as of January 1, 2005, one retailer comprised 41.2% of our balance of outstanding loans. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements, particularly in times of economic difficulty or uncertainty, could negatively impact our financial condition and operating results.

Impact of Debt and Debt Covenants on Operating Flexibility

Covenants in the documents governing our outstanding or future debt, or our future debt levels, could limit our operating and financial flexibility. Our ability to respond to market conditions and opportunities as well as capital needs could be constrained by the degree to which we are leveraged, by changes in the availability or cost of capital, and by contractual limitations on the degree to which we may, without the consent of our lenders, take actions such as engaging in mergers or acquisitions, incurring additional debt, making capital expenditures and making investments, loans or advances. If needs or opportunities were identified that would require financial resources beyond existing resources, obtaining those resources could increase the Company’s borrowing costs, further reduce financial flexibility, require alterations in strategies and affect future operating results.

Possible Changes in Military Commissary System

Because our military food distribution segment sells and distributes grocery products to military commissaries in the U.S. and overseas, any material changes in the commissary system, in military staffing levels or in locations of bases may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation in the number of commissaries, base closings, troop redeployments or consolidations in the geographic areas containing commissaries served by us, or a reduction in the number of persons having access to the commissaries.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding, and derivatives employed from time to time to manage our exposure to changes in interest rates and commodity prices.

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. (Refer to Part II, Item 8 of this report under Note 6—“Accounts and Notes Receivable” in Notes to Consolidated Financial Statements for more information). See disclosures set forth under Item 7 under the caption “Liquidity and Capital Resources.”

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash Finch Company:

We have audited management’s assessment, included in the Management Report on Internal Control Over Financial Reporting located in item 9A, that Nash Finch Company maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nash Finch Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nash Finch Company maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nash Finch Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nash Finch Company and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005 and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Nash Finch Company:

We have audited the accompanying consolidated balance sheets of Nash Finch Company and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash Finch Company and subsidiaries at January 1, 2005 and January 3, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nash Finch Company’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
March 2, 2005
Minneapolis, Minnesota

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

Fiscal years ended January 1, 2005,	2004	2003	2002
January 3, 2004 and December 28, 2002	(52 weeks)	(53 weeks)	(52 weeks)
Sales	$3,897,074	3,971,502	3,874,672
Cost and expenses:
Cost of sales	3,474,329	3,516,460	3,408,409
Selling, general and administrative	295,524	326,828	347,418
Special charges	34,779	—	(765)
Extinguishment of debt	7,204	—	—
Depreciation and amortization	40,241	42,412	39,988
Interest expense	25,798	33,869	29,490
Total cost and expenses	3,877,875	3,919,569	3,824,540
Earnings from continuing operations before income taxes	19,199	51,933	50,132
Income tax expense	4,322	17,254	19,552
Earnings from continuing operations	14,877	34,679	30,580
Discontinued operations:
Gain on disposition	91	678	—
Tax expense	36	265	—
Net earnings from discontinued operations	55	413	—
Earnings before cumulative effect of change in accounting principle	14,932	35,092	30,580
Cumulative effect of change in accounting principle, net of income tax benefits of $4,450	—	—	(6,960)
Net earnings	$14,932	35,092	23,620
Basic earnings per share:
Continuing operations	$1.20	2.87	2.59
Discontinued operations	—	0.03	—
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.59)
Net earnings per share	$1.20	2.90	2.00
Diluted earnings per share:
Continuing operations	$1.18	2.85	2.52
Discontinued operations	—	0.03	—
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.57)
Net earnings per share	$1.18	2.88	1.95

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 1, 2005	January 3, 2004
Assets
Current assets:
Cash	$5,029	12,757
Accounts and notes receivable, net	157,397	145,902
Inventories	213,343	236,289
Prepaid expenses	15,524	15,136
Deferred tax assets	9,294	5,726
Total current assets	400,587	415,810
Investments in marketable securities	1,661	20
Notes receivable, net	26,554	31,178
Property, plant and equipment:
Land	21,289	24,121
Buildings and improvements	155,906	163,693
Furniture, fixtures and equipment	300,432	328,318
Leasehold improvements	71,907	86,746
Construction in progress	1,784	1,673
Assets under capitalized leases	40,171	41,661
	591,489	646,212
Less accumulated depreciation and amortization	(377,820)	(383,861)
Net property, plant and equipment	213,669	262,351
Goodwill	147,435	149,792
Investment in direct financing leases	10,876	13,426
Deferred tax asset, net	2,560	—
Other assets	12,286	13,775
Total assets	$815,628	886,352

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$11,344	23,350
Current maturities of long-term debt and capitalized lease obligations	5,440	5,278
Accounts payable	180,359	166,742
Accrued expenses	72,200	78,768
Income taxes	10,819	10,614
Total current liabilities	280,162	284,752
Long-term debt	199,243	281,944
Capitalized lease obligations	40,360	44,639
Deferred tax liability, net	—	6,358
Other liabilities	21,935	12,202
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock—no par value Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 12,657 and 12,152 shares, respectively	21,096	20,255
Additional paid-in capital	34,848	27,995
Restricted stock	(224)	(475)
Common stock held in trust	(1,652)	—
Deferred compensation obligations	1,652	—
Accumulated other comprehensive income	(5,262)	(5,970)
Retained earnings	223,676	215,417
	274,134	257,222
Less cost of 11 and 35 shares of common stock in treasury, respectively	(206)	(765)
Total stockholders’ equity	273,928	256,457
Total liabilities and stockholders’ equity	$815,628	886,352

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	2004	2003	2002
Operating activities:
Net earnings	$14,932	35,092	23,620
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges—non cash portion	34,779	—	(765)
Discountinued operations	(91)	(678)	—
Extinguishment of debt	2,530	—	—
Curtailment of post retirement plan	—	(4,004)	—
Depreciation and amortization	40,241	42,412	39,988
Amortization of deferred financing costs	1,115	1,129	1,135
Amortization of rebatable loans	2,392	1,521	1,798
Provision for bad debts	4,220	8,707	8,997
Deferred income tax expense	(8,621)	15,480	8,320
Gain on sale of property, plant and equipment	(6,001)	(1,003)	(3,815)
Cumulative effect of change in accounting principle	—	—	6,960
LIFO charge (credit)	3,525	(1,120)	(2,234)
Asset impairments	853	2,706	6,585
Other	5,228	(832)	4,781
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(11,270)	18,484	(859)
Inventories	19,421	13,145	24,448
Prepaid expenses	(388)	(2,564)	2,675
Accounts payable	13,617	(3,817)	(48,718)
Accrued expenses	(17,747)	(9,411)	(8,265)
Income taxes payable	(3,035)	541	(1,309)
Other assets and liabilities	6,819	(1,286)	(2,777)
Net cash provided by operating activities	$101,894	114,502	60,565
Investing activities:
Disposal of property, plant and equipment	17,136	9,002	14,435
Additions to property, plant and equipment	(22,327)	(40,728)	(52,605)
Business acquired, net of cash	—	(2,054)	(3,356)
Loans to customers	(4,364)	(10,626)	(5,551)
Payments from customers on loans	2,916	7,058	10,042
Purchase of marketable securities	(2,610)	—	—
Sale of marketable securities	1,113	—	—
Other	(144)	—	2,473
Net cash used in investing activities	$(8,280)	(37,348)	(34,562)
Financing activities:
Proceeds (payments) of revolving debt	14,674	(79,400)	39,400
Dividends paid	(6,673)	(4,320)	(4,292)
Proceeds from exercise of stock options	5,380	1,087	266
Proceeds from employee stock purchase plan	654	638	878
Proceeds from long-term debt	175,000	—	—
Payments of long-term debt	(268,047)	(7,195)	(3,491)
Payments of capitalized lease obligations	(2,515)	(2,900)	(2,845)
Decrease in outstanding checks	(12,006)	(3,726)	(30,674)
Premium paid for early extinguishment of debt	(4,674)	—	—
Other	(3,135)	—	(4,293)
Net used in financing activities	(101,342)	(95,816)	(5,051)
Net increase (decrease) in cash	(7,728)	(18,662)	20,952
Cash at beginning of year	12,757	31,419	10,467
Cash at end of year	$5,029	12,757	31,419
Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$—	—	3,789
Acquisition of minority interest	—	—	1,849

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

					Accumulated other comprehensive income (loss)
						Unrealized	Deferred
						(loss)/	(loss)/
			Additional		Minimum	gain on	gain on
Fiscal period ended January 1, 2005	Common stock		paid-in	Retained	pension liab.	marketable	hedging
Janurary 3, 2004 and December 28, 2002	Shares	Amount	capital	earnings	adjustment	securities	activities
Balance at December 29, 2001	11,831	19,718	21,894	165,317	(2,390)	—	(128)
Net earnings	—	—	—	23,620	—	—	—
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	—	—	(1,105)
Additional minimum pension liability	—	—	—	—	(3,884)	—	—
Comprehensive income	—	—	—	—	—	—	—
Dividend declared of $.36 per share	—	—	—	(4,292)	—	—	—
Treasury stock issued upon exercise of options	—	—	73	—	—	—	—
Common stock issued upon exercise of options	21	35	195	—	—	—	—
Common stock issued for employee stock purchase plan	43	72	878	—	—	—	—
Issuance of restricted stock	50	84	1,373	—	—	—	—
Amortized compensation under restricted stock plan	—	—	—
Stock based deferred compensation	—	—	248	—	—	—	—
Forfeiture of restricted stock issued pursuant to	—	—	—	—	—	—	—
performance awards	—		(61)	—	—	—	—
Distribution of stock pursuant to performance awards	67	112	1675	—	—	—	—
Balance at December 28, 2002	12,012	20,021	26,275	184,645	(6,274)	—	(1,233)
Net earnings	—	—	—	35,092	—	—	—
Other comprehensive income, net of tax
Deferred gain on hedging activities	—	—	—	—	—	—	41
Minimum pension liability adjustment	—	—	—	—	1,496	—	—
Comprehensive income	—	—	—	—	—	—	—
Dividend declared of $.36 per share	—	—	—	(4,320)	—	—	—
Treasury stock issued upon exercise of options	—	—	9	—	—	—	—
Common stock issued upon exercise of options	93	156	784	—	—	—	—
Common stock issued for employee stock purchase plan	47	78	559	—	—	—	—
Amortized compensation under restricted stock plan	—	—	—
Stock based deferred compensation	—	—	277	—	—	—	—
Forfeiture of restricted stock issued pursuant to
performance awards	—	—	(9)	—	—	—	—
Distribution of stock pursuant to performance awards	—	—	100	—	—	—	—
Balance January 3, 2004	12,152	$20,255	$27,995	$215,417	$(4,778)	$—	$(1,192)
Net earnings	—	—	—	14,932	—	—	—
Other comprehensive income, net of tax
Deferred gain on hedging activities	—	—	—	—	—	—	1,186
Unrealized gains (losses) on investments in rabbi trust						87
Minimum pension liability adjustment	—	—	—	—	(565)	—	—
Comprehensive income	—	—	—	—	—	—	—
Dividend declared of $.54 per share	—	—	—	(6,673)	—	—	—
Treasury stock issued upon exercise of options	—	—	(167)	—	—	—	—
Common stock issued upon exercise of options	347	579	4,605	—	—	—	—
Common stock issued for employee stock purchase plan	40	66	587	—	—	—	—
Common stock issued to a rabbi trust	118	196	(196)	—	—	—	—
Tax benefit associated with compensation plans	—	—	1,714	—	—	—	—
Amortized compensation under restricted stock plan	—	—	—
Stock based deferred compensation	—	—	340	—	—	—	—
Forfeiture of restricted stock issued pursuant to
performance awards	—	—	(30)	—	—	—	—
Balance January 1, 2005	12,657	$21,096	$34,848	$223,676	$(5,343)	$87	$(6)

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Continued)
(In thousands, except per share amounts)

		Deferred	Common stock				Total
Fiscal period ended January 1, 2005	Restricted	compensation	held in a trust		Treasury stock		stockholders’
Janurary 3, 2004 and December 28, 2002	stock	obligation	Shares	Amount	Shares	Amount	equity
Balance at December 29, 2001	—	—	—	—	(73)	(1,003)	203,408
Net earnings	—	—	—	—	—	—	23,620
Other comprehensive income, net of tax
Deferred loss on hedging activities	—	—	—	—	—	—	(1,105)
Additional minimum pension liability	—	—	—	—	—	—	(3,884)
Comprehensive income	—	—	—	—	—	—	18,631
Dividend declared of $.36 per share	—	—	—	—	—	—	(4,292)
Treasury stock issued upon exercise of options	—	—	—	—	7	37	110
Common stock issued upon exercise of options	—	—	—	—	—	—	230
Common stock issued for employee stock purchase plan	—	—	—	—	—	—	950
Issuance of restricted stock	(1,457)	—	—	—	—	—	—
Amortized compensation under restricted stock plan	563	—	—	—	—	—	563
Stock based deferred compensation	—	—	—	—	—	—	248
Forfeiture of restricted stock issued pursuant to	—	—	—	—
performance awards	—	—	—	—	(5)	(101)	(162)
Distribution of stock pursuant to performance awards	—	—	—	—	1	6	1,793
Balance at December 28, 2002	(894)	—	—	—	(70)	(1,061)	221,479
Net earnings	—	—	—	—	—	—	35,092
Other comprehensive income, net of tax
Deferred gain on hedging activities	—	—	—	—	—	—	41
Minimum pension liability adjustment	—	—	—	—	—	—	1,496
Comprehensive income	—	—	—	—	—	—	36,629
Dividend declared of $.36 per share	—	—	—	—	—	—	(4,320)
Treasury stock issued upon exercise of options	—	—	—	—	12	140	149
Common stock issued upon exercise of options	—	—	—	—	—	—	940
Common stock issued for employee stock purchase plan	—	—	—	—	—	—	637
Amortized compensation under restricted stock plan	419	—	—	—	—	—	419
Stock based deferred compensation	—	—	—	—	12	95	372
Forfeiture of restricted stock issued pursuant to		—	—	—
performance awards	—	—	—	—	(1)	(3)	(12)
Distribution of stock pursuant to performance awards	—	—	—	—	12	64	164
Balance January 3, 2004	$(475)	$—	—	$—	(35)	$(765)	$256,457
Net earnings	—	—	—	—	—	—	14,932
Other comprehensive income, net of tax
Deferred gain on hedging activities	—	—	—	—	—	—	1,186
Unrealized gains (losses) on investments in rabbi trust							87
Minimum pension liability adjustment	—	—	—	—	—	—	(565)
Comprehensive income	—	—	—	—	—	—	15,640
Dividend declared of $.54 per share	—	—	—	—	—	—	(6,673)
Treasury stock issued upon exercise of options	—	—	—	—	17	362	195
Common stock issued upon exercise of options	—	—	—	—	—	—	5,184
Common stock issued for employee stock purchase plan	—	—	—	—	—	—	653
Common stock issued to a rabbi trust	—	1,652	(118)	(1,652)	—	—	—
Tax benefit associated with compensation plans	—	—	—	—	—	—	1,714
Amortized compensation under restricted stock plan	251	—	—	—	—	—	251
Stock based deferred compensation	—	—	—	—	8	207	547
Forfeiture of restricted stock issued pursuant to			—	—			—
performance awards	—	—	—	—	(1)	(10)	(40)
Balance January 1, 2005	$(224)	$1,652	(118)	$(1,652)	(11)	$(206)	$273,928

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Fiscal Year

Nash Finch Company’s fiscal year ends on the Saturday nearest to December 31. Fiscal year 2004 consisted of 52 weeks, while fiscal year 2003 consisted of 53 weeks and fiscal year 2002 consisted of 52 weeks. The Company’s interim quarters consist of 12 weeks except for the third quarter which has 16 weeks. For fiscal 2003, the Company’s fourth quarter consisted of 13 weeks.

Principles of Consolidation

The accompanying financial statements include the accounts of Nash Finch Company (the “Company”) and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications were made in the consolidated statements of cash flows for prior periods. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period.

Cash and Cash Equivalents

In the accompanying financial statements and for purposes of the statements of cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

Revenue Recognition

Revenues for the food distribution and military segments are recognized when product orders placed by customers are shipped. Retail segment revenues are recognized at the point of sale.

In fiscal 2002, the Company reclassified its treatment of facilitated services, which include invoicing and payment services, where it acts as a processing agent for its independent retailers. Prior to the reclassification, amounts invoiced to independent retailers by the Company for facilitated services were recorded as sales and the related amounts due and paid by the Company to its vendors were recorded as costs of sales. The reclassification reduced sales and costs of sales by $117.9 million for fiscal 2002, but did not have an impact on gross profit, earnings from continuing operations before income taxes, net earnings, cash flows or financial position for any period or their respective trends.

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs and shipping and handling fees. Advertising costs, included in cost of goods sold, are expensed as incurred and were $44.9 million, $47.1 million and $45.4 million for fiscal 2004, 2003 and 2002, respectively. Advertising vendor income offsetting advertising expense was approximately $46.5 million, $48.8 million and $49.4 million for fiscal 2004, 2003 and 2002, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. At both January 1, 2005 and January 3, 2004, approximately 82% of the Company’s inventories were valued on the last-in, first-out (LIFO) method. During fiscal 2004, the Company recorded a LIFO charge of $3.5 million compared to a LIFO credit of $1.1 million in fiscal 2003. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $47.9 million and $44.4 million higher at January 1, 2005 and January 3, 2004, respectively.

Capitalization, Depreciation and Amortization

Property, plant and equipment are stated at cost. Assets under capitalized leases are recorded at the present value of future lease payments or fair market value, whichever is lower. Expenditures which improve or extend the life of the respective assets are capitalized while maintenance and repairs are expensed as incurred.

Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets which generally range from 10-40 years for buildings and improvements and 3-10 years for furniture, fixtures and equipment. Capitalized leases and leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the useful life of the asset.

Impairment of Long-lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. The Company allocates the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to the Company. The Company considers historical performance and future estimated results in its evaluation of potential impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. In fiscal 2004, 2003 and 2002, the Company recorded impairment charges, other than amounts separately classified as special charges, of $0.9 million, $2.7 million, and $6.6 million, respectively, within the “selling, general and administrative” caption of the consolidated statements of income.

Discontinued Operations

On July 31, 1999, the Company sold the outstanding stock of its wholly-owned produce growing and marketing subsidiary, Nash-De Camp. Nash-De Camp had previously been reported as a discontinued operation following a fourth quarter of fiscal 1998 decision to sell the subsidiary. The gains of $0.06 million in fiscal 2004 and $0.4 million in fiscal 2003 reported under the caption “Discontinued operations” were a result of the resolution of a contingency associated with the sale.

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

Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The Company performed the required impairment test of goodwill as of the end of the Company’s third fiscal quarter in 2004, 2003 and 2002 and determined that no impairment issues existed. The Company had no intangible assets with indefinite useful lives as of January 1, 2005, January 3, 2004 or December 28, 2002. At January 1, 2005, the Company had $147.4 million of goodwill on its consolidated balance sheet, of which $23.2 million related to the food distribution segment, $25.8 million related to the military segment, and $98.4 million related to the retail segment. At January 3, 2004, the Company had $149.8 million of goodwill on its consolidated balance sheet, of which $23.2 million related to the food distribution segment, $25.8 million related to the military segment and $100.8 million related to the retail segment.

Changes in the net carrying amount of goodwill were as follows (in thousands):

	Food Distribution	Military	Retail	Total
Goodwill as of December 29, 2001	$23,158	25,754	88,425	137,337
Retail acquisitions	—	—	10,691	10,691
Goodwill as of December 28, 2002	$23,158	25,754	99,116	148,028
Retail acquisitions	—	—	3,530	3,530
Resolution of disputed retail acquisition purchase price	—	—	(1,766)	(1,766)
Goodwill as of January 3, 2004	$23,158	25,754	100,880	149,792
Resolution of disputed retail acquisition purchase price	—	—	(140)	(140)
Sale of retail stores	—	—	(1,145)	(1,145)
Retail impairment	—	—	(1,072)	(1,072)
Goodwill as of January 1, 2005	$23,158	25,754	98,523	147,435

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	January 1, 2005			January 3, 2004
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Gross Carrying Value	Accum. Amort.	Net Carrying Amount
Service contracts	$11,110	7,051	4,059	11,110	6,110	5,000
Tradenames	3,300	1,056	2,244	3,300	924	2,376
Franchise agreements	2,703	860	1,843	2,703	752	1,951
Non-compete agreements	2,444	1,665	779	2,444	1,310	1,134
Leasehold interests	1,209	1,208	1	1,209	1,195	14
Consulting agreements and other	418	418	—	418	400	18
Total	$21,184	12,258	8,926	21,184	10,691	10,493

Aggregate amortization expense recognized for fiscal 2004, 2003, and 2002 was $1.6 million, $1.5 million, and $1.8 million, respectively. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $5.2 million. Intangible assets with a definite life are amortized on a straight-line basis over estimated useful lives ranging from 3-25 years.

Income Taxes

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The company maintains valuation allowances where it is more likely than not all or a portion of the deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

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

Stock Option Plans

As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option plans. As a result, the Company does not recognize compensation costs if the option price equals or exceeds market price at date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

	2004	2003	2002
Reported net income	$14,932	35,092	23,620
Add: stock-based compensation expense from restricted stock plan included in net income	251	419	562
Deduct: stock-based compensation expense from restricted stock plan included in net income	(251)	(419)	(562)
Deduct: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(1,112)	(1,214)	(1,489)
Adjusted net income	$13,820	33,878	22,131
Reported basic earnings per share	$1.20	2.90	2.00
Adjusted basic earnings per share	$1.11	2.80	1.88
Reported diluted earnings per share	$1.18	2.88	1.95
Adjusted diluted earnings per share	$1.09	2.78	1.83

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings, but rather are recorded directly in the Consolidated Statements of Stockholders’ Equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

In December 2004, the FASB issued Statement No. 123R (Revised 2004), “Share-Based Payment”. The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123R replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. For public entities, the provisions of the statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, however early adoption is allowed. Nash Finch Company expects to adopt the provisions of the new statement in the third fiscal quarter of 2005. The Company does not currently expect that the impact on net income on a full year basis will be significantly different from the historical pro forma impacts as previously disclosed in the “Stock Option Plans” policy description above.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. The benefit and subsidy introduced by the Act begin in 2006. In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 was effective for Nash Finch in the third fiscal quarter ended October 9, 2004. Nash Finch believes that its postretirement benefit plan is not actuarially equivalent to Medicare Part D under the Act and consequently will not receive significant subsidies under the Act.

(2)   Vendor Allowances and Credits

The Company participates with its vendors in a broad menu of promotions to increase sales of products. These promotions fall into two main categories: off-invoice allowances and performance-based allowances and are often subject to negotiation with vendors. In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by the Company during a specified period of time. The Company uses off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions. The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or the Company is allowed to deduct the allowance as an offset against the vendor’s invoice when it is paid.

In the case of performance-based allowances, the allowance or rebate is based on the Company’s completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking specific shipments of goods to retailers, or to customers in the case of the Company’s own retail stores, during a specified period (count-recount promotions), slotting (adding a new item to the system) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a “bill-back” in which case the Company is invoiced at the regular price with the understanding that the Company may bill back the vendor for the requisite allowance when the performance is satisfied. The Company also assesses an administrative fee, reflected on the invoices sent to vendors, to recoup the Company’s reasonable costs of performing the tasks associated with administering count-recount promotions.

The Company collectively plans promotions with its vendors and arrive at the amount the respective vendor plans to spend on promotions with the Company. Each vendor has its own method for determining the amount of promotional funds budgeted to be spent with the Company during the period. In most situations, the vendor allowances are based on units the Company purchased from the vendor. In other situations, the allowances are based on the Company’s past or anticipated purchases and/or the anticipated performance of the planned promotions. Forecasting promotional expenditures is a critical part of the Company’s frequently scheduled planning sessions with its vendors. As individual promotions are completed and the associated billing is processed, the vendors track the Company’s promotional program execution and spend rate, and discuss the tracking, performance and spend rate with the Company on a regular basis throughout the year, variously on a weekly, monthly, quarterly or annual basis. These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and the Company. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and the Company.

(3)   Business Acquisitions

On February 10, 2003, the Company acquired one store in Cannon Falls, Minnesota through a cash purchase of 100% of the net assets. The acquisition of this store resulted in goodwill of $2.0 million in the retail segment. Results of operations are included in the consolidated statements from the date of acquisition. The pro forma effects of the acquisition are immaterial for disclosure.

On March 5, 2002, the Company acquired two stores in Chilton and Kiel, Wisconsin through a cash purchase of 100% of the net assets. The acquisition of these stores resulted in goodwill of $1.9 million in the retail segment. Results of operations are included in the consolidated statements from the date of acquisition. The pro forma effects of the acquisition are immaterial for disclosure.

(4)   Special Charges

During the second quarter of 2004, the Company completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. Consequently, the Company announced that it was closing or selling 21 retail outlets. The Company had closed 18 stores by the end of the second quarter of 2004 and is continuing to market the three Denver area AVANZA stores. As a result of these store dispositions, the Company recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charges” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. The special charge included $21.7 million for asset impairments (including $1.1 million of goodwill allocated to the stores being sold), $14.1 million for future lease obligations, $0.1 million in severance and $0.6 million in other charges based on management’s estimates of fair value of assets, lease subsidies, future payments on exited real estate, lease terminations and other related costs.

During the fourth fiscal quarter of 2004, the Company recorded a net reversal of $1.6 million of the special charge because the Company was able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available.

Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write- Down of Tangible Assets	Write- Down of Intangible Assets	Lease Commitments	Severance	Other Exit Costs	Total
Initial Accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)
Balance January 1, 2005	$—	—	9,474	—	227	9,701

The Company recorded special charges totaling $31.3 million in fiscal 1997 and $71.4 million (offset by $2.9 million of fiscal 1997 charge adjustments) in fiscal 1998. These charges affected the Company’s food distribution and retail segments and were also designed to redirect the Company’s technology efforts. All actions contemplated by the charges are complete. At January 1, 2005, the remaining accrued liability was $1.7 million and consisted primarily of lease commitments.

During fiscal 2004, the Company reversed $0.08 million of its fiscal 1998 and 1997 special charges due to agreements reached to settle certain leases for less than what the Company had originally estimated. During fiscal 2002, the Company reversed $0.63 million and $0.13 million of its fiscal 1998 and 1997 special charges, respectively, due to agreements reached to settle certain leases for less than what the Company had originally estimated.

(5)   Impairment Charges

Impairment charges of $0.9 million, $2.7 million, and $6.6 million were recorded for asset impairments in fiscal 2004, 2003 and 2002, respectively. These charges related primarily to three stores in fiscal 2004, six stores in fiscal 2003 and fifteen stores in fiscal 2002 that were impaired as a result of increased competition within the stores’ respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with SFAS No. 144.

(6)   Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal 2004 and 2003 are comprised of the following components (in thousands):

	2004	2003
Customer notes receivable, current	$5,911	12,341
Customer accounts receivable	136,083	129,560
Other receivables	22,438	20,838
Allowance for doubtful accounts	(7,035)	(16,837)
Net current accounts and notes receivable	157,397	145,902
Long-term customer notes receivable	31,043	33,585
Other noncurrent receivables	3,393	3,626
Allowance for doubtful accounts	(7,882)	(6,033)
Net long-term notes receivable	$26,554	31,178

Operating results include bad debt expense totaling $4.2 million, $8.7 million, and $9.0 million during fiscal 2004, 2003 and 2002, respectively.

Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value.

(7)   Long-term Debt and Bank Credit Facilities

Long-term debt at the end of the fiscal 2004 and 2003 is summarized as follows (in thousands):

	2004	2003
Revolving credit	$10,000	—
Term loan	175,000	100,000
Senior subordinated debt, 8.5% due in 2008	—	164,442
Industrial development bonds, 5.20% to 7.75% due in various installments through 2014	5,625	6,545
Notes payable and mortgage notes, 4.0% to 8.0% due in various installments through 2018	11,435	13,687
	202,060	284,674
Less current maturities	2,817	2,730
	$199,243	281,944

On November 12, 2004, the Company concluded the refinancing of its senior secured bank credit facility which had been scheduled to mature on December 19, 2005 and had provided a $100 million term loan and $150 million in revolving line of credit, of which $40 million could be used for letters of credit. The new credit facility consists of $125 million in revolving credit, all of which may be utilized for loans and up to $40 million of which may be utilized for letters of credit, and a $175 million Term Loan B, and is secured by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the bank credit agreement bear interest at the Eurodollar rate plus a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The Term Loan B was subject to a commitment commission only until the loan was activated. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At January 1, 2005 the margin for the revolver and Term Loan B were 1.75% and 2.25%, respectively and the commitment commission was 0.375%. The margin increase and the commitment commission were 1.75% and 0.375%, respectively under the prior credit facility at the end of fiscal 2003.

On December 13, 2004, the company redeemed the $165 million in 8.5% Senior Subordinated Notes Due 2008 (the “Notes”) at a redemption price of 102.833%, plus accrued and unpaid interest on the Notes as of the redemption date. The Company drew under the Term Loan B to fund the redemption of the Notes. Charges recorded during the fourth fiscal quarter for redemption of the Notes and the refinancing of the credit facility include a call premium of $4.7 million and $2.5 million for unamortized finance costs and original issue discount charge.

The Company has outstanding letters of credit in the amounts of $17.2 million and $22.6 million at January 1, 2005 and January 3, 2004, respectively, primarily supporting workers’ compensation obligations.

At January 1, 2005, land in the amount of $1.4 million and buildings and other assets with a depreciated cost of approximately $5.1 million are pledged to secure obligations under issues of industrial development bonds.

Aggregate annual maturities of long-term debt for the five fiscal years after January 1, 2005 are as follows (in thousands):

2005	$2,817
2006	2,861
2007	1,544
2008	1,535
2009	13,533
Thereafter	179,770

Interest paid was $27.2 million, $33.1 million, and $28.4 million in fiscal 2004, 2003 and 2002, respectively.

In February 2003, the Company was notified by the Trustee for its 8.5% Senior Subordinated Notes that a default had occurred under the related Indenture as a result of the Company’s failure to file its Form 10-Q for the third quarter ended October 5, 2002 with the SEC. If the default was not remedied within the 30 day cure period, an event of default would occur under the Indenture and the Company’s bank credit facility. Later that month the Company obtained a waiver of the default under the Indenture, for which it paid a fee to the note holders equal to 1.5% of the outstanding principal amount of the notes. In March 2003 the Company obtained an extension of time from its bank lenders to submit to them its audited fiscal 2002 financial statements, for which it paid a fee to the bank lenders equal to 0.5% of the sum of its revolving loan commitments and aggregate outstanding term loans as of the effective date of the extension. The waiver under the Indenture and the extension from the banks were conditioned upon the Company receiving audited financial statements for fiscal 2002 and making specified filings with the Securities and Exchange Commission (SEC) by specified deadlines. The Company subsequently complied with the extended deadlines.

(8)   Investments

Investments in marketable securities are recorded at fair value based on quoted market prices, and are classified as available-for-sale. All investments in marketable securities are held in a benefits protection trust and relate to deferred compensation plans. The Company established the benefits protection trust during fiscal 2004. A summary of the carrying values and fair values of the Company’s investments is as follows:

January 1, 2005:

(dollars in thousands)	Cost Basis	Gross Unrealized Gains	Fair Value
Equity securities	$877	142	1,019
Fixed income	259	—	259
Other short term investments	383	—	383
	$1,519	142	1,661

(9)   Derivative Instruments

The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities and commodity price associated with anticipated purchases of diesel fuel. The Company’s objective in managing our exposure to changes in interest rates and commodity prices is to reduce fluctuations in its earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions. The Company does not enter into derivative agreements for trading or other speculative purposes, nor is the Company a party to any leveraged derivative instrument.

The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At January 1, 2005, the Company did not have any ineffectiveness in its derivatives requiring current income recognition.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At January 1, 2005, the Company had seven outstanding interest rate swap agreements. The agreements call for an exchange of interest payments with the Company making payments based on fixed rates for the respective time intervals and receiving payments based on floating rates, without an exchange of notional amount upon which the payments are based. Notional, commencement date, expiration and fixed rates payable by the Company are as follows:

Notional	Effective Date	Termination Date	Fixed Rate
$50,000	12/13/2004	12/13/2005	2.985%
40,000	12/13/2004	12/13/2005	3.010%
50,000	12/13/2004	12/13/2005	2.992%
45,000	12/13/2005	12/13/2006	3.809%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2006	12/13/2007	4.095%
30,000	12/13/2006	12/13/2007	4.100%

At January 3, 2004, the Company had three outstanding interest rate swap agreements which commenced on July 26, 2002, December 6, 2002 and June 6, 2003, respectively. Those three agreements expired on September 25, 2004, October 6, 2004 and October 6, 2004 with notional amounts of $50 million, $35 million and $35 million, respectively.

The interest rate swap agreements described above totaled $255 million in notional amounts as of January 1, 2005 and $120 million in notional amounts as of January 3, 2004, which are used to calculate the contractual cash flows to be exchanged under the contract. Interest rate swap agreements outstanding at year end and their fair value at that date are summarized as follows (in thousands):

Interest Rate Swaps:

	1/1/05	1/3/04
Pay fixed / receive variable	$255,000	120,000
Fair value	(82)	(1,955)
Average receive rate for effective swaps	2.4%	1.2%
Average pay rate for effective swaps	3.0%	3.3%

In addition, the Company is using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with the Company making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. At January 1, 2005, the Company had two outstanding commodity swap agreements which commenced and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate
100,000 gallons/month	12/7/2004	11/30/2006	$1.18
100,000 gallons/month	1/1/2005	12/31/2006	$1.16

Interest rate swap and commodity swap agreements are reflected at fair value in the Company’s consolidated balance sheet and related losses, net of income taxes, are deferred in stockholders’ equity as a component of other comprehensive income. The Company expects the losses deferred in other comprehensive income to reverse during fiscal 2005.

(10)   Income Taxes

Income tax expense is made up of the following components (in thousands):

	2004	2003	2002
Current:
Federal	$11,830	3,054	5,409
State	1,361	341	992
Tax credits	(212)	(168)	(62)
Deferred:
Federal	(7737)	12,860	7,212
State	(884)	1,432	1,551
Total	$4,358	17,519	15,102

Total income tax expense is allocated as follows (in thousands):

	2004	2003	2002
Income tax expense from continuing operations	$4,322	17,254	19,552
Tax effect of discontinued operations	36	265	—
Tax effect of cumulative effect of change in accounting principle	—	—	(4,450)
Total income tax expense	$4,358	17,519	15,102

Income tax expense differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.9	3.9	3.9
Resolution of various outstanding tax issues	(13.0)	(5.7)	—
Other net	(3.3)	0.1	0.1
Effective tax rate	22.6%	33.3%	39.0%

Income taxes paid were $15.4 million, $2.7 million, and $9.2 million during fiscal 2004, 2003 and 2002, respectively. An income tax benefit through stockholders’ equity of $1.7 million will be recognized as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

Income tax provided for fiscal 2004 was 22.6% compared to 33.3% for fiscal 2003. During 2004 and 2003, the company recognized reductions of income tax expense of $2.5 million and $3.0 million, respectively, as a result of resolution of various state and federal tax issues.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 1, 2005 and January 3, 2004 are presented below (in thousands):

	2004	2003
Deferred tax assets:
Provision for obligations to be settled in future periods	$24,570	26,498
Closed locations	6,115	2,512
Total deferred tax assets	30,685	29,010
Deferred tax liabilities:
Depreciation and amortization	4,629	16,194
Acquired asset adjustments for fair values	10,354	10,286
Accelerated tax deductions	1,106	743
Inventories	2,057	2,295
Other	685	124
Total deferred tax liabilities	18,831	29,642
Net deferred tax (asset)/liability	$(11,854)	632

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

When the rights become exercisable, subject to certain adjustments or alternatives, each right would entitle the holder (other than the acquiring person or group, whose rights become void) to purchase a number of shares of the Company’s common stock having a market value of twice the exercise price of the right. If the Company is involved in a merger or other business combination, or certain other events occur, each right would entitle the holder to purchase common shares of the acquiring company having a market value of twice the exercise price of the right. Within 30 days after the rights become exercisable following a flip-in event, the Board of Directors may exchange shares of Company common stock or cash or other property for exercisable rights.

(12)   Stock-Based Compensation Plans

The Company follows APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Company has three stock incentive plans under which incentive stock options, non-qualified stock options and other forms of stock-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. Under the 1995 Director Stock Option Plan (“1995 Plan”), each non-employee director received a non-qualified stock option covering 5,000 shares of the Company’s common stock in 2002 and 2003. Each option has an exercise price equal to the fair market value of a share of the Company’s stock on the date of grant, becomes fully exercisable six months after the date of grant, and has a five year term. As of December 27, 2004, the Company has terminated the 1995 Plan. Under the 1997 Non-Employee Director Stock Compensation Plan (“1997 Plan”), each non-employee director received prior to 2004 one-half of his or her annual retainer in shares of Company stock. As of December 31, 2003, the 1997 Plan was amended to remove this feature. Participation in the 1997 Plan was frozen as of December 31, 2004.

Under the 2000 Stock Incentive Plan (“2000 Plan”), employees, non-employee directors and consultants may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses. As of January 1, 2005, only employees and non-employee directors have received awards under the 2000 Plan. Awards to employees have commonly been non-qualified stock options, each with an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant and a term of 5 years, becoming exercisable in 20% increments 6, 12, 24, 36 and 48 months after the date of the grant. Awards of unrestricted stock in lieu of cash have been made under the 2000 Plan to certain employees in connection with the Company’s annual bonus program for executives. In such cases, additional awards of restricted stock equal to 15% of the number of shares received in lieu of cash have been made to these employees, with such shares subject to a two-year vesting period. In addition, an award of 50,000 restricted shares was made to the Company’s CEO in February 2002, with 20% of such shares vesting on each of the first five anniversaries of the grant date. Under terms of the award, he has voting power over all of the shares, and is entitled to receive ordinary cash dividends paid generally to shareholders. The award also provides for a cash payment on each vesting date in an amount equal to forty percent of the fair market value of the shares vesting at that time to partially offset the taxes due upon vesting. Compensation expense is recognized over the periods during which the restrictions lapse. Performance units have also been granted under the 2000 Plan to two executives in exchange for phantom stock units those executives had accrued under a now discontinued bonus and deferred compensation plan.

Awards to non-employee directors under the 2000 Plan began in 2004 and have taken the form of performance units, also referred to as restricted stock units, that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director is determined by dividing $30,000 by the fair market value of a share of the Company’s common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of the Company’s common stock six months after the director’s service on the Company’s Board ends.

The Company also maintains the 1999 Employee Stock Purchase Plan under which Company employees may purchase shares of Company common stock at the end of each offering period at a price equal to 85% of the lesser of the fair market value of a share of the Company’s common stock at the beginning or end of such offering period. An offering period under the plan is typically six months. Employees purchased 28,758, 71,854 and 43,026 shares in fiscal 2004, 2003 and 2002 respectively, under this plan. At January 1, 2005, 78,907 shares of additional common stock were available for purchase under this plan.

Changes in outstanding options under the 1995 Plan and the 2000 Plan (including a predecessor 1994 Stock Incentive Plan) during the three fiscal years ended January 1, 2005 are summarized as follows:

	Shares	Weighted Average Option Price Per Share
	(in thousands)
Options outstanding December 29, 2001	1,146	$15.04
Exercised	(29)	11.94
Forfeited	(126)	21.22
Granted	354	29.93
Options outstanding December 28, 2002	1,345	18.45
Exercised	(105)	8.20
Forfeited	(215)	21.23
Granted	328	16.91
Options outstanding January 3, 2004	1,353	18.43
Exercised	(365)	14.76
Forfeited	(166)	22.45
Granted	195	24.90
Options outstanding January 1, 2005	1,017	$20.33

Stock options totaling 629,700 and 767,000 were exercisable at January 1, 2005 and January 3, 2004, respectively.

The following tables summarize information concerning currently outstanding and exercisable stock options at January 1, 2005:

Options Outstanding

Ranges of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$ 5.68 – 11.22	140,700	1.37	$9.18
12.00 – 16.84	207,350	2.41	16.74
17.35 – 22.19	394,000	2.89	20.41
22.78 – 27.52	124,000	3.96	25.09
30.46 – 35.36	151,100	2.94	31.62
	1,017,150	2.72	$20.33

Options Exercisable

Ranges of Exercise Prices	Number Exercisable	Weighted Average Exercise Price
$ 5.68 – 11.22	114,900	$8.75
12.00 – 16.84	203,150	16.79
17.25 – 22.19	214,750	20.72
22.78 – 27.52	18,200	26.69
30.46 – 35.36	78,700	31.45
	629,700	$18.78

The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 are $9.88, $6.97 and $8.42, respectively. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model using the following assumptions.

Assumption:	2004	2003	2002
Weighted average risk-free interest rate	3.40%	3.24%	2.74%
Expected dividend yield	1.56%	1.53%	4.66%
Expected option lives	2.5 years	2.5 years	2.5 years
Volatility	67%	72%	55%

Pro forma compensation cost for the stock incentive plans would reduce net income as described in the “Summary of Significant Accounting Policies” as required by SFAS No. 148.

(13)   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations (in thousands, except per share amounts):

	2004	2003	2002
Numerator:
Earnings from continuing operations	$14,877	34,679	30,580
Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,450	12,082	11,796
Effect of dilutive options and awards	207	113	318
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,657	12,195	12,114
Basic earnings per share	$1.20	2.87	2.59
Diluted earnings per share	$1.18	2.85	2.52

(14)   Leases

A substantial portion of the store and warehouse properties of the Company are leased. The following table summarizes assets under capitalized leases (in thousands):

	2004	2003
Buildings and improvements	$40,171	41,661
Less accumulated amortization	(18,947)	(17,039)
Net assets under capitalized leases	$21,224	24,622

Total future minimum sublease rents receivable related to operating and capital lease obligations as of January 1, 2005 are $39.7 million and $22.6 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At January 1, 2005, future minimum rental payments by the Company under non-cancelable leases (including with respect to properties that have been subleased) are as follows (in thousands):

	Operating	Capital
	Leases	leases
2005	$23,158	$7,346
2006	20,548	7,363
2007	18,399	7,317
2008	13,755	7,313
2009	12,427	7,190
Thereafter	47,676	41,822
Total minimum lease payments	$135,963	$78,351
Less imputed interest (rates ranging from 8.3% to 24.6%)		35,368
Present value of net minimum lease payments		42,983
Less current maturities		(2,623)
Capitalized lease obligations		$40,360

Total rental expense under operating leases for fiscal 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002
Total rentals	$42,742	45,002	43,858
Less real estate taxes, insurance and other occupancy costs	(4,284)	(4,399)	(3,805)
Minimum rentals	38,458	40,603	40,053
Contingent rentals	(159)	(104)	(175)
Sublease rentals	(8,596)	(10,986)	(14,092)
	$29,703	29,513	25,786

Most of the Company’s leases provide that the Company must pay real estate taxes, insurance and other occupancy costs applicable to the leased premises. Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Operating leases often contain renewal options. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

(15)   Concentration of Credit Risk

The Company provides financial assistance in the form of loans to some of its independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requiremetns for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a recission of FASB Interpretation No. 34” (FIN 45). The Company establishes allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts. In addition, the Company may guarantee debt and lease obligations of retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

As of January 1, 2005 and January 3, 2004, one retailer comprised 41.2% and 36.8%, respectively, of the Company’s notes receivable balance. In addition, as of January 1, 2005, the Company has guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $10.6 million, including $4.6 million in loan guarantees to one retailer. In the normal course of business, the Company also subleases and assigns to third parties various leases. As of January 1, 2005, the Company estimates that its maximum potential obligation with respect to the subleases and assigned leases to be approximately $62.3 million and $20.0 million, respectively.

(16)   Fair Value of Financial Instruments

The estimated fair value of notes receivable approximates the carrying value at January 1, 2005 and January 3, 2004. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of the Company’s long-term debt, including current maturities, was $202.7 million and $285.4 million at January 1, 2005 and January 3, 2004, respectively, utilizing discounted cash flows.

The estimated fair value of the Company’s interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the agreements based upon quoted market prices as provided by the financial institutions which are counter parties to the agreements.

(17)   Commitments and Contingencies

SEC Investigation

As previously disclosed, on October 9, 2002, Nash Finch received a letter from the staff of the Division of Enforcement of the SEC indicating that they were conducting an informal inquiry into the Company’s process for assessing count-recount charges to its vendors and how it accounts for those charges. In response, the Company commenced an internal review of its practices in conjunction with the Audit Committee, special outside counsel and the Company’s prior and then-current auditors, and filed a written response to the inquiry on November 22, 2002. On February 4, 2003, the Company was notified by the staff of the SEC’s Division of Enforcement that the SEC had approved a formal order of investigation of Nash Finch.

Also as previously disclosed, on February 3, 2003, the Company provided the Office of the Chief Accountant of the SEC a written communication detailing the basis for the manner in which the Company assesses and accounts for count-recount charges, advising that it believes these charges were properly accounted for in accordance with generally accepted accounting principles, and seeking the SEC staff’s concurrence with this conclusion. After a February 19, 2003 meeting with members of the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance, Nash Finch received a letter dated March 7, 2003, from the staff of the SEC’s Office of the Chief Accountant and Division of Corporation Finance indicating that, based on our oral and written representations, they would not object at that time to the Company’s accounting for the count-recount charges. The response by the staff of the Office of the Chief Accountant and the Division of Corporation Finance does not preclude any further action by the Division of Enforcement.

(18)   Long-Term Compensation Plans

The Company has a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Profit sharing contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performance. Effective January 1, 2003, the Company added a Company match to the 401(k) feature of this plan whereby the Company will make an annual matching contribution to each participant’s plan account equal to 50% of the lesser of the participant’s contributions to the plan for the year or 6% of the participant’s eligible compensation for that year. The contribution expense for the Company matching contributions to the 401(k) plan will reduce dollar for dollar the profit sharing contributions that would otherwise be made to the profit sharing plan. Profit sharing expense (including the matching contribution) for fiscal 2004 was $5.8 million and $4.7 million for fiscal 2003 and 2002.

On January 1, 2000, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers. On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year. Benefits payable under the SERP vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages. Compensation expense related to the plan was $0.6 million in fiscal 2004, 2003 and 2002.

The Company also has deferred compensation plans for a select group of management or highly compensated employees and for non-employee directors. The plans are unfunded and permit participants to defer receipt of a portion of their base salary, annual bonus or long-term incentive compensation in the case of employees, or cash compensation in the case of non-employee directors, that would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the executive’s termination of employment or the director’s termination of service on the Board. Earnings are based on the performance of phantom investments elected by the participant from a portfolio of investment options. Under the plans available to non-employee directors, the investment options include share units that correspond to shares of the Company’s common stock. During fiscal 2004, the Company created and funded a benefits protection trust to invest amounts deferred under these plans. The trust is a grantor trust and accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” A benefits protection or rabbi trust holds assets that would be available to pay benefits under a deferred compensation plan if the settler of the trust, such as the Company, is unwilling to pay benefits for any reason other than bankruptcy or insolvency. Assets in the trust remain subject to the claims of the Company’s general creditors, and the investment in the rabbi trust is classified as an investment in available-for-sale securities on the Company’s balance sheet.

(19)   Pension and Other Post-retirement Benefits

One of the Company’s subsidiaries has a qualified non-contributory retirement plan to provide retirement income for certain eligible full-time employees who are not covered by a union retirement plan. Pension benefits under the plan are based on length of service and compensation. The Company subsidiary contributes amounts necessary to meet minimum funding requirements. This plan has been curtailed and no new employees can enter the plan.

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

The actuarial present value of benefit obligations and funded plan status as of and for the years ended January 1, 2005 and January 3, 2004 were (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$(39,394)	(41,114)	(5,605)	(9,199)
Service cost	(1)	(20)	(4)	(245)
Interest cost	(2,376)	(2,439)	(293)	(507)
Participant contributions	—	—	(1,434)	(1,058)
Actuarial (loss) gain	(1,071)	1,528	127	656
Benefits paid	2,911	2,651	2,131	2,267
Curtailments	—	—	—	2,481
Benefit obligation at end of year	(39,931)	(39,394)	(5,078)	(5,605)
Change in plan assets
Fair value of plan assets at beginning of year	33,843	32,912	—	—
Actual return on plan assets	2,157	3,264	—	—
Employer contributions	439	318	697	1,209
Plan participants’ contributions	—	—	1,434	1,058
Benefits paid	(2,911)	(2,651)	(2,131)	(2,267)
Fair value of plan assets at end of year	33,528	33,843	—	—
Funded status	(6,402)	(5,550)	(5,078)	(5,605)
Unrecognized actuarial loss (gain)	8,831	7,924	1,675	1,871
Unrecognized prior service cost	(47)	(62)	(203)	(233)
Prepaid (accrued) benefit cost	$2,382	2,312	(3,606)	(3,967)

Amounts recognized in the statement of financial position consist of (in thousands):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Prepaid benefit cost	$2,382	2,312	—	—
Accrued benefit cost	(8,778)	(7,833)	(3,606)	(3,967)
Deferred tax asset	3,484	3,055	—	—
Accumulated other comprehensive income	5,294	4,778	—	—
Net amount recognized	2,382	2,312	(3,606)	(3,967)

The estimated projected benefit obligation, accumulated benefit obligation and fair value of assets for the pension plan as of January 1, 2005 and January 3, 2004 were as follows (in thousands):

	January 1, 2005	January 3, 2004
Projected benefit obligation	$39,931	39,394
Accumulated benefit obligation	39,925	39,363
Fair value of plan assets	33,528	33,843

The aggregate costs for the Company’s retirement benefits included the following components (in thousands):

Components of net periodic benefit cost (income)

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$2	20	42	4	245	402
Interest cost	2,376	2,439	2,759	293	507	737
Expected return on plan assets	(2,156)	(2,236)	(2,448)	—	—	—
Amortization of prior service cost	(15)	(15)	(15)	(30)	(550)	(550)
Recognized actuarial (gain) loss	163	128	43	69	289	528
Net periodic benefit cost (income)	370	336	381	336	491	1,117
Curtailment (gain) loss	—	—	—	—	(4,005)	—
Net periodic benefit cost after curtailments	$370	336	381	336	(3,514)	1,117

Weighted-average assumptions used to determine benefit obligations at January 1, 2005 and January 3, 2004:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	3.00%	4.00%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended January 1, 2005 and January 3, 2004:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted-average assumptions
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	7.50%	8.00%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

Assumed health care cost trend rates at January 1, 2005 and January 3, 2004 were as follows:

	January 1, 2005	January 3, 2004
Current year trend rate	9.00%	10.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2009	2009

Assumed health care cost trend rates have a significant effect on the fiscal 2004 amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligation	42	(38)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. The benefit and subsidy introduced by the Act begin in 2006. In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 was effective for the Company in the third fiscal quarter ended October 9, 2004. The Company believes that its postretirement benefit plan is not actuarially equivalent to Medicare Part D under the Act and consequently will not receive significant subsidies under the Act.

The Pension Funding Equity Act of 2004 (the Act), signed by President Bush on April 10, 2004, established new benchmark interest rates for determining the IRS defined 90% Current Liability Funded status. In its 2003 consolidated financial statements reported on Form 10-K prior to the Act, the Company disclosed that it expected to contribute between $925,000 and $1,460,000 to its pension plan during the measurement year ending December 31, 2004. Total contributions to the Company’s pension plan in 2004 were $439,000 due to changes effected by the Act.

Pension Plan Assets

The pension plan’s weighted-average asset allocation at January 1, 2005 and January 3, 2004, by asset category are as follows:

	Plan Assets
	January 1,	January 3,
	2005	2004
Weighted-average assumptions
Equity securities	28%	25%
Debt securities	10%	10%
Guaranteed investment contract	62%	65%

Investment Policy and Strategy

The Company’s investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs.

Estimated Future Benefits:   The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits	Other Benefits
2005	$2,275	697
2006	2,781	600
2007	2,639	547
2008	2,677	505
2009	2,581	473
2010 - 2014	12,684	2,008
	$25,637	4,830

Expected Long-Term Rate of Return

The expected return assumption was reviewed by external consultants, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. This assumption is assumed to be reasonable over a long-term period that is consistent with the liabilities.

Cash Flows

Employer Contributions

Pension Plan

The Company anticipates making contributions of $0 to $1.4 million during the measurement year ending December 31, 2005.

Multi-Employer Plans

Approximately 5.3% of the Company’s employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. The Company does not have the information available to reasonably estimate its share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $1.9 million in fiscal 2004 and 2003, and $2.3 million in fiscal 2002.

(20)   Segment Information

The Company and its subsidiaries sell and distribute products that are typically found in supermarkets. The Company has three reportable operating segments. The Company’s food distribution segment consists of 15 distribution centers that sell to independently operated retail food stores and other customers. The military distribution segment consists primarily of one distribution center that sells products exclusively to military commissaries. The retail segment consists of corporate-owned stores that sell directly to the consumer.

Information presented below relates only to results of continuing segments. The Company evaluates segment performance and allocates resources based on profit or loss before income taxes, general corporate expenses, interest and restructuring charges. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies except the Company accounts for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at the Company’s distribution centers related to corporate-owned stores is allocated to the retail segment. Certain revenues and costs from the Company’s distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the food distribution segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2004, 27% of such warehouse operational profits were allocated to the retail operations compared to 35% and 37% in 2003 and 2002, respectively.

Schedules

Year end January 1, 2005

(in thousands)

	Food Distribution	Military	Retail	Total
Revenue from external customers	$1,961,179	1,122,056	813,839	3,897,074
Inter-segment revenue	411,515	—	—	411,515
Interest revenue	(392)	—	(315)	(707)
Interest expense (includes capital lease interest)	(384)	—	3,213	2,829
Depreciation and amortization expense	8,666	1,670	11,017	21,353
Segment profit	73,603	36,266	27,120	136,989
Segment assets	361,072	143,231	119,491	623,794
Expenditures for long-lived assets	7,858	2,689	4,666	15,213

Year end January 3, 2004

(in thousands)

	Food Distribution	Military	Retail	Total
Revenue from external customers	$1,915,170	1,089,999	966,333	3,971,502
Inter-segment revenue	506,488	—	—	506,488
Interest revenue	(297)	—	(332)	(629)
Interest expense (includes capital lease interest)	(283)	—	3,199	2,916
Depreciation and amortization expense	8,982	1,534	13,569	24,085
Segment profit	63,898	31,283	30,178	125,359
Segment assets	360,962	126,434	168,323	655,719
Expenditures for long-lived assets	5,918	1,264	25,414	32,596

Year end December 28, 2002

(in thousands)

	Food Distribution	Military	Retail	Total
Revenue from external customers	$1,825,788	1,020,710	1,028,174	3,874,672
Inter-segment revenue	553,287	—	—	553,287
Interest revenue	(454)	—	(338)	(792)
Interest expense (includes capital lease interest)	(443)	—	3,302	2,859
Depreciation and amortization expense	10,507	1,420	12,851	24,778
Segment profit	61,493	30,336	33,738	125,567
Segment assets	379,166	132,170	160,673	672,009
Expenditures for long-lived assets	8,126	1,604	22,894	32,624

Reconciliation (In thousands)

	2004	2003	2002
Revenues
Total external revenue for segments	$3,897,074	3,971,502	3,874,672
Inter-segment revenue from reportable segments	411,515	506,488	553,287
Elimination of intra-segment revenue	(411,515)	(506,488)	(553,287)
Total consolidated revenues	$3,897,074	3,971,502	3,874,672
Profit
Total profit for segments	$136,989	125,359	125,567
Unallocated amounts:
Adjustment of LIFO to inventory	(3,525)	1,120	2,234
Unallocated corporate overhead	(79,486)	(74,546)	(78,434)
Special charges	(34,779)	—	765
Income before income taxes	$19,199	51,933	50,132
Assets
Total assets for segments	$623,794	655,719	672,009
Unallocated corporate assets	240,673	278,189	328,643
Accumulated LIFO reserves	(47,924)	(44,399)	(45,519)
Elimination of intercompany receivables	(915)	(3,157)	(7,141)
Total consolidated assets	$815,628	886,352	947,992

Other Significant Items—2004

	Segment		Consolidated
	Totals	Adjustments	Totals
Depreciation and amortization expense	$21,353	18,888	40,241
Interest expense	2,829	22,969	25,798
Expenditures for long-lived assets	15,213	7,114	22,327

Other Significant Items—2003

	Segment		Consolidated
	Totals	Adjustments	Totals
Depreciation and amortization expense	$24,085	18,327	42,412
Interest expense	2,916	30,953	33,869
Expenditures for long-lived assets	32,596	8,132	40,728

Other Significant Items—2002

	Segment		Consolidated
	Totals	Adjustments	Totals
Depreciation and amortization expense	$24,778	15,210	39,988
Interest expense	2,859	26,631	29,490
Expenditures for long-lived assets	32,624	19,981	52,605

The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. The Company’s market areas are in the Midwest, Mid-Atlantic and Southeast United States.

(21)   Subsidiary Guarantees

The following table presents summarized combined financial information for certain wholly owned subsidiaries which guarantee on a full unconditional and joint and several basis borrowings under the $300 million senior secured credit facility.

The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Fiscal Year Ended January 1, 2005

(in thousands)

					Nash Finch
	Nash	Guarantor	Non-Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Sales	$3,096,155	938,296	25,563	(162,940)	3,897,074
Cost and expenses:
Cost of sales	2,789,399	828,867	19,003	(162,940)	3,474,329
Selling, general and administrative	195,565	94,934	5,025	—	295,524
Special charges	34,779	—	—	—	34,779
Extinguishment of debt	7,204	—	—	—	7,204
Depreciation and amortization	30,342	9,677	222	—	40,241
Equity in consolidated subsidiaries	(2,749)	—	—	2,749	—
Interest expense	24,417	1,338	43	—	25,798
Total cost and expenses	3,078,957	934,816	24,293	(160,191)	3,877,875
Earnings from continuing operations before income taxes	17,198	3,480	1,270	(2,749)	19,199
Income tax expense	2,321	2,001	—	—	4,322
Earnings from continuing operations	14,877	1,479	1,270	(2,749)	14,877
Discontinued operations
Resolution of contingency	91	—	—	—	91
Tax expense	36	—	—	—	36
Net earnings from discontinued operations	55	—	—	—	55
Net earnings	$14,932	1,479	1,270	(2,749)	14,932

Fiscal Year Ended Janauary 3, 2004

(in thousands)

					Nash Finch
	Nash	Guarantor	Non-Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Sales	$3,148,360	989,587	28,343	(194,788)	3,971,502
Cost and expenses:
Cost of sales	2,819,801	870,115	21,332	(194,788)	3,516,460
Selling, general and administrative	213,899	107,675	5,254	—	326,828
Special charges	—	—		—	—
Extinguishment of debt	—	—	—	—	—
Depreciation and amortization	32,398	9,817	197	—	42,412
Equity in consolidated subsidiaries	(174)	—	—	174	—
Interest expense	32,322	1,437	110	—	33,869
Total cost and expenses	3,098,246	989,044	26,893	(194,614)	3,919,569
Earnings from continuing operations before income taxes	50,114	543	1,450	(174)	51,933
Income tax expense	15,435	1,819	—	—	17,254
Earnings from continuing operations	34,679	(1,276)	1,450	(174)	34,679
Discontinued operations
Resolution of contingency	678	—	—	—	678
Tax expense	265	—	—	—	265
Net earnings from discontinued operations	413	—	—	—	413
Net earnings	$35,092	(1,276)	1,450	(174)	35,092

Fiscal Year Ended December 28, 2002

(in thousands)

					Nash Finch
	Nash	Guarantor	Non-Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Sales	$3,027,101	1,027,874	29,866	(210,169)	3,874,672
Cost and expenses:
Cost of sales	2,696,673	899,532	22,373	(210,169)	3,408,409
Selling, general and administrative	228,359	113,380	5,679	—	347,418
Special charges	(765)	—	—	—	(765)
Depreciation and amortization	29,015	10,806	167	—	39,988
Equity in consolidated subsidiaries	(1,780)	—	—	1,780	—
Interest expense	27,990	1,408	92	—	29,490
Total cost and expenses	2,979,492	1,025,126	28,311	(208,389)	3,824,540
Earnings from continuing operations before income taxes	47,609	2,748	1,555	(1,780)	50,132
Income tax expense	17,029	2,523	$—	—	19,552
Earnings before cumulative effect of change in accounting principle	$30,580	225	1,555	(1,780)	30,580
Cumulative effect of change in accounting principle, net of income tax benefits of $4,450	(6,960)	—	—	—	(6,960)
Net earnings	$23,620	225	1,555	(1,780)	23,620

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

January 1, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$4,543	162	324	—	5,029
Accounts and notes receivable, net	123,431	34,354	145	(533)	157,397
Accounts receivable/payable Subs	43,688	(45,827)	2,139	—	—
Inventories	135,661	75,707	1,975	—	213,343
Prepaid expenses	14,061	1,460	3	—	15,524
Deferred tax assets	14,749	(5,455)	—	—	9,294
Total current assets	336,133	60,401	4,586	(533)	400,587
Investment in subsidiary	200,619	—	—	(200,619)	—
Investments in marketable securities	1,661	—	—	—	1,661
Notes receivable, net	18,141	8,413	—	—	26,554
Net property, plant and equipment	135,045	77,150	1,474	—	213,669
Deferred tax asset, net	12,195	(9,635)	—	—	2,560
Goodwill	30,643	114,689	2,103	—	147,435
Investment in direct financing leases	2,494	8,382	—	—	10,876
Other assets	12,272	14	—	—	12,286
Total assets	$749,203	259,414	8,163	(201,152)	815,628
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$11,344	—	—	—	11,344
Current maturities of long-term debt and capitalized lease obligations	1,858	3,113	469	—	5,440
Accounts payable	146,548	33,783	561	(533)	180,359
Accrued expenses	66,913	5,029	258	—	72,200
Income taxes payable	10,819	—	—	—	10,819
Total current liabilities	237,482	41,925	1,288	(533)	280,162
Long-term debt	190,902	8,033	308	—	199,243
Capitalized lease obligations	27,092	13,268	—	—	40,360
Deferred tax liability, net	—	—	—	—	—
Other liabilities	19,799	1,495	641	—	21,935
Stockholders’ equity	273,928	194,693	5,926	(200,619)	273,928
Total liabilities and stockholders’ equity	$749,203	259,414	8,163	(201,152)	815,628

January 3, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$12,182	211	364	—	12,757
Accounts and notes receivable, net	113,497	34,750	166	(2,511)	145,902
Accounts receivable/payable Subs	71,312	(73,478)	2,166	—	—
Inventories	150,718	83,558	2,013	—	236,289
Prepaid expenses	13,564	1,563	9	—	15,136
Deferred tax assets	11,523	(5,797)	—	—	5,726
Total current assets	372,796	40,807	4,718	(2,511)	415,810
Investment in subsidiary	196,496	—	—	(196,476)	20
Investments in marketable securities	1,395	—	—	(1,395)	—
Notes receivable, net	20,832	10,346	—	—	31,178
Net property, plant and equipment	170,085	90,852	1,414	—	262,351
Deferred tax asset, net	—	—	—	—	—
Goodwill	32,021	115,668	2,103	—	149,792
Investment in direct financing leases	13,426	—	—	—	13,426
Other assets	2,647	11,128	—	—	13,775
Total assets	$809,698	268,801	8,235	(200,382)	886,352
Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$23,350	—	—	—	23,350
Current maturities of long-term debt and capitalized lease obligations	1,739	3,095	444	—	5,278
Accounts payable	137,599	31,044	610	(2,511)	166,742
Accrued expenses	73,488	5,061	219	—	78,768
Income taxes payable	10,626	(12)	—	—	10,614
Total current liabilities	246,802	39,188	1,273	(2,511)	284,752
Long-term debt	271,653	9,489	802	—	281,944
Capitalized lease obligations	28,157	16,482	—	—	44,639
Deferred tax liability, net	(3,333)	9,691	—	—	6,358
Other liabilities	9,962	1,677	563	—	12,202
Stockholders’ equity	256,457	192,274	5,597	(197,871)	256,457
Total liabilities and stockholders’ equity	$809,698	268,801	8,235	(200,382)	886,352

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows

Fiscal Year Ended January 1, 2005

(in thousands)

					Nash Finch
	Nash	Guarantor	Non-Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Operating activities:
Net cash provided by operating activities	$105,429	(4,246)	711	—	101,894
Investing activities:
Disposal of property, plant and equipment	6,003	11,133	—	—	17,136
Additions to property, plant and equipment	(17,991)	(4,054)	(282)	—	(22,327)
Loans to customers	(4,364)	—	—	—	(4,364)
Payments from customers on loans	2,760	156	—	—	2,916
Purchase of marketable securities	(2,610)	—	—	—	(2,610)
Sale of marketable securities	1,113	—	—	—	1,113
Other	(144)	—	—	—	(144)
Net cash used in investing activities	(15,233)	7,235	(282)	—	(8,280)
Financing activities:
Proceeds of revolving debt	14,674	—	—	—	14,674
Dividends paid	(6,673)	—	—	—	(6,673)
Proceeds from exercise of stock options	5,380	—	—	—	5,380
Proceeds from employee stock purchase plan	654	—	—	—	654
Proceeds of long-term debt	175,000	—	—	—	175,000
Payments of long-term debt	(265,674)	(1,904)	(469)	—	(268,047)
Payments of capitalized lease obligations	(1,381)	(1,134)	—	—	(2,515)
(Decrease) increase in outstanding checks	(12,006)	—	—	—	(12,006)
Premium paid for early extinguishment of debt	(4,674)	—	—	—	(4,674)
Other	(3,135)	—	—	—	(3,135)
Net cash used by in financing activities	(97,835)	(3,038)	(469)	—	(101,342)
Net (decrease) increase in cash	(7,639)	(49)	(40)	—	(7,728)
Cash at beginning of year	12,182	211	364	—	12,757
Cash at end of year	$4,543	162	324	—	5,029

Fiscal Year Ended January 3, 2004

(in thousands)

					Nash Finch
	Nash	Guarantor	Non-Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Operating activities:
Net cash provided by operating activities	$93,800	19,796	906	—	114,502
Investing activities:
Disposal of property, plant and equipment	8,110	892	—	—	9,002
Additions to property, plant and equipment	(25,532)	(14,747)	(449)	—	(40,728)
Business acquired, net of cash	(2,661)	607	—	—	(2,054)
Loans to customers	(7,577)	(3,049)	—	—	(10,626)
Payments from customers on loans	5,586	1,472	—	—	7,058
Net cash used in investing activities	(22,074)	(14,825)	(449)	—	(37,348)
Financing activities:
Proceeds of revolving debt	(79,400)	—	—	—	(79,400)
Dividends paid	(4,320)	—	—	—	(4,320)
Proceeds from exercise of stock options	1,087	—	—	—	1,087
Proceeds from employee stock purchase plan	638	—	—	—	638
Payments of long-term debt	(3,247)	(3,440)	(508)	—	(7,195)
Payments of capitalized lease obligations	(1,432)	(1,468)	—	—	(2,900)
(Decrease) increase in outstanding checks	(3,726)	—	—	—	(3,726)
Net cash used by in financing activities	(90,400)	(4,908)	(508)	—	(95,816)
Net (decrease) increase in cash	(18,674)	63	(51)	—	(18,662)
Cash at beginning of year	30,856	148	415	—	31,419
Cash at end of year	$12,182	211	364	—	12,757

Fiscal Year Ended December 28, 2002

(in thousands)

					Nash Finch
	Nash	Guarantor	Non-Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Operating activities:
Net cash provided by operating activities	$47,838	12,216	511	—	60,565
Investing activities:
Disposal of property, plant and equipment	12,616	1,819	—	—	14,435
Additions to property, plant and equipment	(39,458)	(12,880)	(267)	—	(52,605)
Business acquired, net of cash	(3,356)	—	—	—	(3,356)
Loans to customers	(5,476)	(75)	—	—	(5,551)
Payments from customers on loans	7,686	2,356	—	—	10,042
Other	2,473	—	—	—	2,473
Net cash used in investing activities	(25,515)	(8,780)	(267)	—	(34,562)
Financing activities:
Proceeds of revolving debt	39,400	—	—	—	39,400
Dividends paid	(4,292)	—	—	—	(4,292)
Proceeds from exercise of stock options	266	—	—	—	266
Proceeds from employee stock purchase plan	878	—	—	—	878
Proceeds of long-term debt	—	—	—	—	0
Payments of long-term debt	(1,752)	(1,353)	(386)	—	(3,491)
Payments of capitalized lease obligations	(831)	(2,014)	—	—	(2,845)
(Decrease) increase in outstanding checks	(30,674)	—	—	—	(30,674)
Other	(4,293)	—	—	—	(4,293)
Net cash used by in financing activities	(1,298)	(3,367)	(386)	—	(5,051)
Net (decrease) increase in cash	21,025	69	(142)	—	20,952
Cash at beginning of year	9,831	79	557	—	10,467
Cash at end of year	$30,856	148	415	—	31,419

(22)   Subsequent Event—Acquisition of Assets

On February 24, 2005, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Roundy’s, Inc. (“Roundy’s”) whereby the Company agreed to purchase, with certain exceptions, all of the assets relating to two wholesale food and non-food distribution centers located in Lima, Ohio and Westville, Indiana and the related wholesale distribution business conducted by Roundy’s out of these distribution centers and an additional leased warehouse. In addition, the Company agreed to purchase two Pick ‘n Save® grocery stores located in Ironton, Ohio and Van Wert, Ohio and the retail grocery business conducted from these stores, Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers, inventory at the purchased facilities and all customer contracts related to the purchased facilities. The Company also agreed to offer employment to the approximately 1,150 full- and part-time employees related to the purchased facilities and to assume certain trade payables, accrued expenses and receivables associated with the assets being acquired. The Company has not agreed to assume any debt in connection with this acquisition. The aggregate purchase price for the acquisition is approximately $225 million in cash, subject to certain post-closing adjustments.

The closing of this acquisition is subject to customary conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and financing. The Company intends to finance this acquisition with borrowings under it’s existing bank credit facility and a debt or convertible debt financing and expects the acquisition to close in late March or April 2005.

On February 22, 2005, the Company entered into a First Amendment to it’s Credit Agreement, dated as of November 12, 2004, with the lenders party to that Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. Subject to the terms and conditions therein, the First Amendment generally amends the Credit Agreement so as to permit the Company to enter into the Asset Purchase Agreement and to close and finance the acquisition.

NASH FINCH COMPANY AND SUBSIDIARIES

Quarterly Financial Information (Unaudited)

(In thousands, except per share amounts)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
A summary of quarterly	12 Weeks		12 Weeks		16 Weeks		12 Weeks	13 Weeks
financial information is presented.	2004	2003	2004	2003	2004	2003	2004	2003
Sales	$879,454	856,664	906,393	888,612	1,191,187	1,214,781	920,040	1,011,445
Cost of sales	781,607	756,640	806,928	785,031	1,063,911	1,077,363	821,883	897,426
Earnings from continuing operations before income taxes	7,757	5,346	(25,639)	11,910	22,620	14,105	14,461	20,572
Income taxes	3,025	2,085	(9,999)	4,645	8,022	2,501	3,274	8,023
Net earnings from continuing operations	4,732	3,261	(15,640)	7,265	14,598	11,604	11,187	12,549
Discontinued operations, net of income tax expense	—	—	—	—	—	—	55	413
Net earnings	4,732	3,261	(15,640)	7,265	14,598	11,604	11,242	12,962
Percent to sales and revenues	0.54	0.38	(1.73)	0.82	1.23	0.96	1.22	1.28
Basic earnings per share
Continuing operations	$0.39	0.27	(1.26)	0.61	1.17	0.96	0.89	1.03
Discontinued operations	$—	—	—	—	—	—	—	0.03
Net earnings	$0.39	0.27	(1.26)	0.61	1.17	0.96	0.89	1.06
Diluted earnings per share
Continuing operations	$0.38	0.27	(1.26)	0.61	1.15	0.95	0.87	1.02
Discontinued operations	$—	—	—	—	—	—	—	0.03
Net earnings	$0.38	0.27	(1.26)	0.61	1.15	0.95	0.87	1.05

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding a change in our principal independent accountants during fiscal 2003 was previously disclosed in our annual report on Form 10-K for the fiscal year ended December 28, 2002, and is also provided in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with our 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) under the caption “Independent Auditors—Changes in Independent Auditors During the Two Most Recent Fiscal Years.”

ITEM 9A.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report to provide reasonable assurance that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Management Report On Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of January 1, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on Part II, Item 8 of this report.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 that appears in the 2005 Proxy Statement under the captions “Proposal 1: Election of Directors—Information About Directors and Nominees,” “Proposal 1: Election of Directors—Information About the Board of Directors and Its Committees,” “Corporate Governance—Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Certain information regarding executive officers of the Registrant is included in Part I immediately following Item 4 above.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by Item 11 that appears in the 2005 Proxy Statement under the captions “Proposal 1: Election of Directors—Compensation of Directors” and “Executive Compensation and Other Benefits” is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by Item 12 that appears in the 2005 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable, as there are no reportable relationships or transactions.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 that appears in the 2005 Proxy Statement under the captions “Independent Auditors—Fees Paid to Independent Auditors” and “Independent Auditors—Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
1.	Financial Statements.
	The following financial statements are included in this report on the pages indicated:
	Independent Auditors’ Report	34
	Consolidated Statements of Income for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	35
	Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004	36
	Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	37
	Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002	38 to 39
	Notes to Consolidated Financial Statements	40 to 73
2.	Financial Statement Schedules.
	The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:
	Valuation and Qualifying Accounts	78
	Other Schedules. Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit No.	Description
3.1

Restated Certificate of Incorporation of the Company, effective May 16, 1985 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form-10 K for the fiscal year ended December 28, 1985 (File No. 0-785)).

3.2

Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S 3 (File No. 33-14871)).

3.3

Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

3.4	Bylaws of the Company, Restated April 15, 2003 (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-785)).
4.1

Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated February 13, 1996 (File No. 0-785)).

4.2

Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).

10.1

Credit Agreement dated as of November 12, 2004 among the Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the sixteen weeks ended October 9, 2004 (File No. 0-785)).

*10.2	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-785)).
*10.3

Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed May 25, 2004 (File No. 333-115849)).

*10.4	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (filed herewith).
*10.5	Nash Finch Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121755)).
*10.6

Nash-Finch Company 2000 Stock Incentive Plan (as amended effective February 19, 2002) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

*10.7	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan, (filed herewith).
*10.8

Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

*10.9	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (filed herewith).
*10.10	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan) (filed herewith).
*10.11

Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-785)).

*10.12	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision)—First Declaration of Amendment (filed herewith).
*10.13	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision)—Second Declaration of Amendment (filed herewith).
*10.14	Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121754)).
*10.15

Nash-Finch Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).

*10.16

Non-Statutory Stock Option Agreement dated as of June 1, 1998 between the Company and Ron Marshall (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 (File No. 0-785)).

*10.17

Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 (File No. 0-785)).

*10.18	Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10.19	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (filed herewith).
*10.20	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Ron Marshall (filed herewith).
*10.21	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Bruce A. Cross (filed herewith).
21.1	Subsidiaries of the Company (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
24.1	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

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

NASH FINCH COMPANY and SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years ended January 1, 2005, January 3, 2004 and December 28, 2002
(in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged (credited) to other accounts		Deductions		Balance at end of year
52 weeks ended December 28, 2002:
Allowance for doubtful receivables(c)	$31,489	8,997	956	(a)	14,418	(b)	27,024
Provision for losses relating to leases on closed locations	5,000	1,454			678	(d)	5,776
	$36,489	10,451	956		15,096		32,800
53 weeks ended January 3, 2004:
Allowance for doubtful receivables(c)	$27,024	8,707	173	(a)	13,034	(b)	22,870
Provision for losses relating to leases on closed locations	5,776	1,156			490	(d)	6,442
	$32,800	9,863	173		13,524		29,312
52 weeks ended January 1, 2005:
Allowance for doubtful receivables(c)	$22,870	4,220	240	(a)	12,413	(b)	14,917
Provision for losses relating to leases on closed locations	6,442	4,871			2,278	(d)	9,035
	$29,312	9,091	240		14,691		23,952

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

Dated: March 2, 2005	NASH-FINCH COMPANY
	By	/s/ RON MARSHALL
Ron Marshall
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 2, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ RON MARSHALL	/s/ LEANNE M. STEWART
Ron Marshall, Chief Executive Officer	LeAnne M. Stewart, Senior Vice President
(Principal Executive Officer) and Director	and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ CAROLE F. BITTER*	/s/ JOHN H. GRUNEWALD*
Carole F. Bitter, Director	John H. Grunewald, Director
/s/ RICHARD FISHER*	/s/ LAURA STEIN*
Richard Fisher, Director	Laura Stein, Director
/s/ JERRY L. FORD*	/s/ WILLIAM R. VOSS*
Jerry L. Ford, Director	William R. Voss, Director
/s/ ALLISTER P. GRAHAM*	/s/ WILLIAM H. WEINTRAUB*
Allister P. Graham, Chairman	William H. Weintraub, Director

*By:	/s/ KATHLEEN E. MCDERMOTT
Kathleen E. McDermott
Attorney-in-fact

NASH FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K

For Fiscal Year Ended January 1, 2005

Exhibit No.	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985	Incorporated by reference (IBR)
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987	IBR
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002	IBR
3.4	Bylaws of the Company, Restated April 15, 2003	IBR
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association)	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001	IBR
10.1	Credit Agreement, dated as of November 12, 2004 among the Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent	IBR
10.2	Form of Change in Control Agreement	IBR
10.3	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004)	IBR
10.04	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004)	Electronically (E)
10.05	Nash-Finch Company Deferred Compensation Plan	IBR
10.6	Nash-Finch Company 2000 Stock Incentive Plan (as amended effective February 19, 2002)	IBR
10.7	Form of Non-Statutory Stock Option Agreement (for employees under 2000 Stock Incentive Plan)	E
10.8	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002)	IBR
10.9	First Declaration of Amendment to Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002)	E
10.10	Form of Non-Statutory Stock Option Agreement (for non-employee directors under 1995 Director Stock Option Plan)	E
10.11	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision)	IBR

10.12	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision)—First Declaration of Amendment	E
10.13	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision)—Second Declaration of Amendment	E
10.14	Nash-Finch Company Director Deferred Compensation Plan	IBR
10.15	Nash-Finch Company Supplemental Executive Retirement Plan	IBR
10.16	Non-Statutory Stock Option Agreement dated as of June 1, 1998 between the Company and Ron Marshall	IBR
10.17	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002	IBR
10.18	Nash-Finch Company Performance Incentive Plan	IBR
10.19	Form of Restricted Stock Unit Award Agreement (for non-employee directors under 2000 Stock Incentive Plan)	E
10.20	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Ron Marshall	E
10.21	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Bruce A. Cross	E
21.1	Subsidiaries of the Company	E
23.1	Consent of Ernst & Young LLP	E
24.1	Power of Attorney	E
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	E
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	E
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	E