Form 10-Q
period 2005-03-26
NASH FINCH CO
filed 2005-05-03
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve weeks ended March 26, 2005

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

Yes ☒  No ☐

As of April 29, 2005, 12,772,553 shares of Common Stock of the Registrant were outstanding.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 26, 2005	March 27, 2004

Sales	$882,238	879,454

Cost and expenses:

Cost of sales	790,806	781,607
Selling, general and administrative	67,933	73,429
Depreciation and amortization	8,374	10,156
Interest expense	3,764	6,505
Total costs and expenses	870,877	871,697

Earnings before income taxes	11,361	7,757

Income tax expense	4,386	3,025

Net earnings	$6,975	4,732

Net earnings per share:

Basic earnings per share	$0.55	0.39

Diluted earnings per share	$0.54	0.38

Cash dividends per common share	$0.135	0.135

Weighted average number of common shares outstanding and common equivalent shares outstanding:

Basic	12,687	12,276
Diluted	13,014	12,445

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	March 26, 2005	January 1, 2005	March 27, 2004
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$160,397	5,029	9,069
Accounts and notes receivable, net	151,882	157,397	148,208
Inventories	229,434	213,343	242,512
Prepaid expenses	18,635	15,524	13,529
Deferred tax assets	8,283	9,294	5,850
Total current assets	568,631	400,587	419,168

Investments in marketable securities	681	1,661	20
Notes receivable, net	25,213	26,554	32,901
Property, plant and equipment:
Land	21,289	21,289	24,000
Buildings and improvements	155,534	155,906	160,735
Furniture, fixtures and equipment	300,839	300,432	323,488
Leasehold improvements	71,198	71,907	87,141
Construction in progress	1,198	1,784	461
Assets under capitalized leases	40,171	40,171	41,570
	590,229	591,489	637,395
Less accumulated depreciation and amortization	(382,372)	(377,820)	(384,109)
Net property, plant and equipment	207,857	213,669	253,286

Goodwill	147,435	147,435	149,792
Investment in direct financing leases	10,650	10,876	13,148
Deferred tax asset, net	3,159	2,560	—
Other assets	18,172	12,286	13,182
Total assets	$981,798	815,628	881,497

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$10,145	11,344	6,152
Current maturities of long-term debt and capitalized lease obligations	5,444	5,440	5,371
Accounts payable	196,079	180,359	171,956
Accrued expenses	74,945	72,200	80,669
Income taxes payable	13,127	10,819	10,405
Total current liabilities	299,740	280,162	274,553

Long-term debt	339,033	199,243	281,600
Capitalized lease obligations	39,664	40,360	43,959
Deferred tax liability, net	—	—	7,524
Other liabilities	21,263	21,935	11,287
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock - no par value. Authorized 500 shares; none issued	—	—	—
Common stock - $1.66 2/3 par value. Authorized 50,000 shares, issued 12,693, 12,657 and 12,314 shares, respectively	21,155	21,096	20,524
Additional paid-in capital	35,787	34,848	30,026
Restricted stock	(179)	(224)	(400)
Common stock held in trust	(1,652)	(1,652)	—
Deferred compensation obligations	1,652	1,652	—
Accumulated other comprehensive income	(3,399)	(5,262)	(5,678)
Retained earnings	228,940	223,676	218,500
	282,304	274,134	262,972
Less cost of 11, 11 and 21 shares of common stock in treasury, respectively	(206)	(206)	(398)
Total stockholders’ equity	282,098	273,928	262,574
Total liabilities and stockholders’ equity	$981,798	815,628	881,497

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twelve Weeks Ended
	March 26, 2005	March 27, 2004
Operating activities:
Net earnings	$6,975	4,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,374	10,156
Amortization of deferred financing costs	173	259
Amortization of rebatable loans	476	714
Provision for bad debts	577	780
Deferred income tax expense	412	1,042
Gain on sale of property, plant and equipment	(162)	(469)
LIFO charge	577	392
Asset impairments	458	—
Other	523	199
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	5,586	(2,579)
Inventories	(16,667)	(6,615)
Prepaid expenses	(3,111)	1,607
Accounts payable	15,721	5,214
Accrued expenses	4,608	2,193
Income taxes payable	2,307	(209)
Other assets and liabilities	(1,527)	(238)
Net cash provided by operating activities	25,300	17,178

Investing activities:
Disposal of property, plant and equipment	272	1,937
Additions to property, plant and equipment	(2,826)	(2,958)
Loans to customers	(367)	(2,513)
Payments from customers on loans	808	580
Purchase of marketable securities	(1,182)	—
Sale of marketable securities	2,020	—
Corporate owned life insurance, net	(1,102)	—
Other	143	—
Net cash used in investing activities	(2,234)	(2,954)

Financing activities:
Payments of revolving debt	(10,000)	—
Dividends paid	(1,712)	(1,649)
Proceeds from exercise of stock options	480	1,509
Proceeds from employee stock purchase plan	296	357
Proceeds from long-term debt	150,087	—
Payments of long-term debt	(384)	(343)
Payments of capitalized lease obligations	(605)	(588)
Decrease in outstanding checks	(1,199)	(17,198)
Payments of deferred finance costs	(4,661)	—
Net cash provided (used) by financing activities	132,302	(17,912)
Net increase (decrease) in cash	155,368	(3,688)
Cash at beginning of period	5,029	12,757
Cash at end of period	$160,397	9,069

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

March 26, 2005

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at March 26, 2005, January 1, 2005 and March 27, 2004, and the results of operations and changes in cash flows for the twelve weeks ended March 26, 2005, and March 27, 2004.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications between costs of sales and selling, general and administrative expenses (SG&A) for the twelve weeks ended March 27, 2004 have been reflected in the consolidated statements of income for the twelve weeks ended March 27, 2004.  In addition, certain reclassifications were made on the consolidated statements of cash flows for the twelve weeks ended March 27, 2004. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period.

Note 2 - Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $48.5 million, $47.9 million and $44.8 million higher at March 26, 2005, January 1, 2005 and March 27, 2004, respectively.  For the twelve weeks ending March 26, 2005 and March 27, 2004, the Company recorded LIFO charges of $0.6 million and $0.4 million, respectively.

Note 3 – Stock Option Plans

As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation.  As a result, the Company does not recognize compensation costs if the option price equals or exceeds the market price at the date of grant. The following table illustrates the effect on net income and earnings per share for the twelve weeks ended March 26, 2005 and March 27, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 26, 2005	March 27, 2004
Reported net income	$6,975	4,732
Add: stock-based compensation expense from restricted stock plan and long term incentive plan included in net income	341	75
Deduct: stock-based compensation expense from restricted stock plan and long term incentive plan under fair value method, net of tax	(347)	(75)
Deduct: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(137)	(142)
Adjusted net income	$6,832	4,590
Reported basic earnings per share	$0.55	0.39
Adjusted basic earnings per share	$0.54	0.37
Reported diluted earnings per share	$0.54	0.38
Adjusted diluted earnings per share	$0.53	0.37

Note 4 – Other Comprehensive Income

Comprehensive income is as follows (in thousands):

	Twelve Weeks Ended
	March 26, 2005	March 27, 2004

Net earnings:	$6,975	4,732
Change in fair value of available-for-sale securities, net of tax	(87)	—
Change in fair value of derivative, net of tax	1,950	178
Comprehensive income	$8,838	4,910

During 2005, other comprehensive income consisted of market value adjustments to reflect available-for-sale securities and derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS Nos. 115 and 133, respectively.  During 2004, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value.  As of March 26, 2005 all investments in available-for-sale securities held by the Company are amounts held in a rabbi trust under the deferred compensation arrangement described below.

Rabbi Trust

The Company offers deferred compensation arrangements, which allow certain employees, officers, and directors to defer a portion of their earnings. During the third quarter of 2004, the Company created a rabbi trust to invest the deferred amounts of these plans. The rabbi trust is accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”  A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events other than bankruptcy, such as a change in control or a shortage of cash flow.  The investment in the rabbi trust is classified as an investment in available-for-sale securities included in other assets on our consolidated balance sheet.

Corporate Owned Life Insurance (COLI)

During the first fiscal quarter of 2005, the Company sold securities held in the rabbi trust and purchased life insurance policies to fund its obligations under deferred compensation arrangements for certain employees, officers and directors.  The cash surrender value of these policies is included in other long-term assets on our consolidated balance sheet.

Note 5 – Long-term Debt and Bank Credit Facilities

On February 22, 2005, the Company entered into a First Amendment to its Credit Agreement, dated as of November 12, 2004, with the lenders party to that Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent.  Subject to the terms and conditions therein, the First Amendment generally amended the Credit Agreement so as to permit the Company to enter into an Asset Purchase Agreement to acquire certain distribution centers and other assets from Roundy’s, Inc. and to close and finance that acquisition, as described in Note 12 below.

To finance a portion of this acquisition the Company sold $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended.  The placement was completed on March 15, 2005.  The Company granted the initial purchasers a 30-day option to purchase up to an additional 10% of the aggregate principal amount at maturity of the notes (which, if exercised, would have resulted in up to approximately $15 million in additional aggregate gross proceeds).  This option was not exercised by the initial purchasers.  The notes are the Company’s unsecured senior subordinated obligations and rank junior to the Company’s existing and future senior indebtedness, including borrowings under its senior secured credit facility.

Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013.  After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes at a daily rate of 3.50% per year beginning on March 15, 2013 until the maturity date of the notes.  On the maturity date of the notes, a holder will receive $1,000 per note.  Contingent cash interest will be paid on the notes during any six-month period, commencing March 16, 2013, if the average market price of a note for a ten trading day measurement period preceding the applicable six-month period equals 130% or more of the accreted principal amount of the note, plus accrued cash interest, if any.  The contingent cash interest payable with respect to any six-month period will equal an annual rate of 0.25% of the average market price of the note for the ten trading day measurement period described above.

The notes will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion price of $50.05 per share, representing a 36.50% premium over the last reported sale price of the Company’s common stock on March 9, 2005, which was $36.67.  Upon conversion, the Company will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at the Company’s option.

The Company may redeem all or a portion of the notes for cash at any time on or after the eighth anniversary of the issuance of the notes.  Holders may require the Company to purchase for cash all or a portion of their notes on the 8th, 10th, 15th, 20th and 25th anniversaries of the issuance of the notes.  In addition, upon specified change in control events, each holder will have the option, subject to certain limitations, to require the Company to purchase for cash all or any portion of such holder’s notes.

In connection with the closing of the sale of the notes, the Company entered into a registration rights agreement with the initial purchasers of the notes.  Under that agreement, the Company has agreed, for the benefit of the holders of the notes, to file a shelf registration statement with respect to the resale of the notes and the common stock issuable upon conversion of the notes no later than July 13, 2005 and to use commercially reasonable efforts to cause such shelf registration statement to be declared effective by October 11, 2005.

Note 6 – Special Charge

During the second quarter of 2004, the Company completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  Consequently, the Company closed or sold 18 stores and is continuing to market its three Denver area AVANZA® stores.  As a result of these store dispositions, the Company recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charges” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures.  During the fourth fiscal quarter of 2004, the Company recorded a net reversal of $1.6 million of the special charge because the Company was able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available.

Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write- Down of Tangible Assets	Write- Down of Intangible Assets	Lease Commitments	Severance	Other Exit Costs	Total
Initial accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)
Balance January 1, 2005	—	—	9,474	—	227	9,701
Used in Quarter 1, 2005	—	—	(988)	—	(9)	(997)
Balance March 26, 2005	$—	—	8,486	—	218	8,704

As of March 26, 2005, the Company believes the remaining reserves are adequate given management’s estimates at this time.

Note 7 – Recently Adopted and Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004), “Share-Based Payment”.  The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Statement 123(R)  replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, however early adoption is allowed.  The Company expects to adopt the provisions of the new statement in the first quarter of fiscal 2006 and does not expect the impact on net income on a full year basis will be significantly different from the historical pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in the Company’s January 1, 2005 Form 10-K under Note (1) – “Summary of Significant Accounting Policies.”

On March 29, 2005 the SEC issued Staff Accounting Bulletin (SAB) 107 to provide guidance in applying the provisions of FASB Statement No. 123(R).  The SAB describes SEC expectations in determining assumptions that underlie the fair value estimates.  The provisions of the SAB are not expected to result in significant differences between compensation expense recognized upon adoption of SFAS 123(R) and the pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in the Company’s January 1, 2005 Form 10-K under Note (1) – “Summary of Significant Accounting Policies.”

Note 8 – Segment Reporting

A summary of the major segments of the business is as follows:

(In thousands)

Twelve weeks ended March 26, 2005

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$450,393	263,557	168,288	$882,238
Inter-segment revenue	86,714	—	—	86,714
Segment profit	15,637	8,910	5,628	30,175

Twelve weeks ended March 27, 2004

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$431,128	253,690	194,636	$879,454
Inter-segment revenue	97,828	—	—	97,828
Segment profit	14,493	8,217	2,750	25,460

Reconciliation to statements of operations:

(In thousands)

Twelve weeks ended March 26, 2005 and March 27, 2004

	2005	2004
Profit and loss
Total profit for segments	$30,175	25,460
Unallocated amounts:
Adjustment of inventory to LIFO	(577)	(392)
Unallocated corporate overhead	(18,237)	(17,311)
Earnings before income taxes	$11,361	7,757

Note 9 – Guarantees

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

The Company has guaranteed the debt and lease obligations of certain of its food distribution customers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations ($10.5 million as of March 26, 2005), which would be due in accordance with the underlying agreements.  All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FIN 45.

The Company has also assigned various leases to other entities.  If the assignees were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $19.2 million as of March 26, 2005.

Note 10 – Pension and Other Post-Retirement Benefits

The following table presents the components of the Company’s pension and postretirement net periodic benefit cost for the twelve weeks ended March 26, 2005 and March 27, 2004 (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	—	$—	2
Interest cost	578	594	49	76
Expected return on plan assets	(528)	(539)	—	—
Amortization of prior service cost	(4)	(4)	(7)	(7)
Recognized actuarial (gain) loss	52	41	—	20
Net periodic benefit cost	$98	92	$42	91

Weighted-average assumptions used to determine net periodic benefit cost for first quarter of fiscal 2005 and 2004 were as follows:

	PENSION BENEFITS		OTHER BENEFITS
	2005	2004	2005	2004
Weighted-average assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

Total contributions to the Company’s pension plan in 2005 are expected to be between $0 and $1.4 million.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. The benefit and subsidy introduced by the Act begin in 2006. In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation, which would be amortized over future service periods. Future subsidies would reduce service cost each year.  FSP 106-2 was effective for Nash Finch in the third fiscal quarter ended October 9, 2004.  Nash Finch believes that its postretirement benefit plan is not actuarially equivalent to Medicare Part D under the Act and consequently will not receive significant subsidies under the Act.

Note 11 – Subsidiary Guarantees

The following table presents summarized combined financial information for certain wholly owned Company subsidiaries which guarantee on a full unconditional and joint and several basis borrowings under the Company’s $300 million senior secured credit facility.

The guarantor subsidiaries are 100% owned subsidiaries of the Company.  Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twelve Weeks Ended March 26, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$704,829	205,911	5,648	(34,150)	882,238

Cost and expenses:
Cost of sales	637,366	183,281	4,309	(34,150)	790,806
Selling, general and administrative	46,367	20,455	1,111	—	67,933
Depreciation and amortization	6,297	2,020	57	—	8,374
Equity in consolidated subsidiaries	(56)	—	—	56	—
Interest expense	3,529	231	4	—	3,764
Total cost and expenses	693,503	205,987	5,481	(34,094)	870,877

Earnings before income taxes	11,326	(76)	167	(56)	11,361

Income tax expense	4,351	35	—	—	4,386
Net earnings	$6,975	(111)	167	(56)	6,975

Twelve Weeks Ended March 27, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$695,485	215,896	5,743	(37,670)	879,454

Cost and expenses:
Cost of sales	622,994	190,004	4,278	(37,670)	779,606
Selling, general and administrative	49,601	24,680	1,149	—	75,430
Depreciation and amortization	7,891	2,215	50	—	10,156
Equity in consolidated subsidiaries	749	—	—	(749)	—
Interest expense	6,175	321	9	—	6,505
Total cost and expenses	687,410	217,220	5,486	(38,419)	871,697

Earnings before income taxes	8,075	(1,324)	257	749	7,757

Income tax expense	3,343	(318)	—	—	3,025

Net earnings	$4,732	(1,006)	257	749	4,732

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

March 26, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$159,966	390	41	—	160,397
Accounts and notes receivable, net	121,182	30,761	137	(198)	151,882
Accounts receivable/payable subs	36,630	(38,605)	1,975	—	—
Inventories	145,265	82,257	1,912	—	229,434
Prepaid expenses	17,285	1,324	26	—	18,635
Deferred tax assets	13,684	(5,401)	—	—	8,283
Total current assets	494,012	70,726	4,091	(198)	568,631

Investments in affiliates	200,230	—	—	(200,230)	—
Investments in marketable securities	681	—	—	—	681
Notes receivable, net	17,007	8,206	—	—	25,213

Net property, plant and equipment	134,838	71,600	1,419	—	207,857

Deferred tax asset, net	12,788	(9,629)	—	—	3,159
Goodwill	30,643	114,689	2,103	—	147,435
Other assets	20,648	8,174	—	—	28,822
Total assets	$910,847	263,766	7,613	(200,428)	981,798

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$10,145	—	—	—	10,145
Current maturities of long-term debt and capitalized lease obligations	1,925	3,056	463	—	5,444
Accounts payable	158,869	36,928	480	(198)	196,079
Accrued expenses	69,271	5,454	220	—	74,945
Income taxes payable	13,127	—	—	—	13,127
Total current liabilities	253,337	45,438	1,163	(198)	299,740

Long-term debt	330,916	7,882	235	—	339,033
Capitalized lease obligations	26,793	12,871	—	—	39,664
Other liabilities	18,425	2,295	543	—	21,263
Stockholders’ equity	281,376	195,280	5,672	(200,230)	282,098

Total liabilities and stockholders’ equity	$910,847	263,766	7,613	(200,428)	981,798

January 1, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$4,543	162	324	—	5,029
Accounts and notes receivable, net	123,431	34,354	145	(533)	157,397
Accounts receivable/payable subs	43,688	(45,827)	2,139	—	—
Inventories	135,661	75,707	1,975	—	213,343
Prepaid expenses	14,061	1,460	3	—	15,524
Deferred tax assets	14,749	(5,455)	—	—	9,294
Total current assets	336,133	60,401	4,586	(533)	400,587

Investments in affiliates	200,619	—	—	(200,619)	—
Investments in marketable securities	1,661	—	—	—	1,661
Notes receivable, net	18,141	8,413	—	—	26,554

Net property, plant and equipment	135,045	77,150	1,474	—	213,669

Deferred tax asset, net	12,195	(9,635)	—	—	2,560
Goodwill	30,643	114,689	2,103	—	147,435
Other assets	14,766	8,396	—	—	23,162
Total assets	$749,203	259,414	8,163	(201,152)	815,628

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$11,344	—	—	—	11,344
Current maturities of long-term debt and capitalized lease obligations	1,858	3,113	469	—	5,440
Accounts payable	146,548	33,783	561	(533)	180,359
Accrued expenses	66,913	5,029	258	—	72,200
Income taxes payable	10,819	—	—	—	10,819
Total current liabilities	237,482	41,925	1,288	(533)	280,162

Long-term debt	190,902	8,033	308	—	199,243
Capitalized lease obligations	27,092	13,268	—	—	40,360
Other liabilities	19,799	1,495	641	—	21,935
Stockholders’ equity	273,928	194,693	5,926	(200,619)	273,928

Total liabilities and stockholders’ equity	$749,203	259,414	8,163	(201,152)	815,628

March 27, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$8,554	475	40	—	9,069
Accounts and notes receivable, net	115,531	34,160	371	(1,854)	148,208
Accounts receivable/payable subs	65,002	(66,899)	1,897	—	—
Inventories	155,685	84,933	1,894	—	242,512
Prepaid expenses	12,311	1,202	16	—	13,529
Deferred tax assets	11,835	(5,985)	—	—	5,850
Total current assets	368,918	47,886	4,218	(1,854)	419,168

Investments in affiliates	197,122	—	—	(197,122)	—
Investments in marketable securities	20	—	—	—	20
Notes receivable, net	24,758	8,143	—	—	32,901

Net property, plant and equipment	163,875	87,980	1,431	—	253,286

Goodwill	32,021	115,668	2,103	—	149,792
Other assets	15,492	10,838	—	—	26,330
Total assets	$802,206	270,515	7,752	(198,976)	881,497

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$6,152	—	—	—	6,152
Current maturities of long-term debt and capitalized lease obligations	1,778	3,124	469	—	5,371
Accounts payable	139,765	33,579	466	(1,854)	171,956
Accrued expenses	75,005	5,480	184	—	80,669
Income taxes payable	10,405	—	—	—	10,405
Total current liabilities	233,105	42,183	1,119	(1,854)	274,553

Long-term debt	271,560	9,341	699	—	281,600
Capitalized lease obligations	27,909	16,050	—	—	43,959
Deferred tax liability, net	(2,223)	9,747	—	—	7,524
Other liabilities	9,281	1,510	496	—	11,287
Stockholders’ equity	262,574	191,684	5,438	(197,122)	262,574

Total liabilities and stockholders’ equity	$802,206	270,515	7,752	(198,976)	881,497

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows

Twelve Weeks Ended March 26, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$24,369	1,133	(202)	—	25,300

Investing activities:
Disposal of property, plant and equipment	167	105	—	—	272
Additions to property, plant and equipment	(2,270)	(554)	(2)	—	(2,826)
Loans to customers	(367)	—	—	—	(367)
Payments from customers on loans	731	77	—	—	808
Purchase of marketable securities	(1,182)	—	—	—	(1,182)
Sale of marketable securities	2,020	—	—	—	2,020
Corporate owned life insurance, net	(1,102)	—	—	—	(1,102)
Other	143	—	—	—	143
Net cash (used in) provided by investing activities	(1,860)	(372)	(2)	—	(2,234)

Financing activities:
Payments of revolving debt	(10,000)	—	—	—	(10,000)
Dividends paid	(1,712)	—	—	—	(1,712)
Proceeds from exercise of stock options	480	—	—	—	480
Proceeds from employee stock purchase plan	296	—	—	—	296
Proceeds of long-term debt	150,087	—	—	—	150,087
Payments of long-term debt	(132)	(173)	(79)	—	(384)
Payments of capitalized lease obligations	(245)	(360)	—	—	(605)
Decrease in outstanding checks	(1,199)	—	—	—	(1,199)
Other	(4,661)	—	—	—	(4,661)
Net cash used by in financing activities	132,914	(533)	(79)	—	132,302
Net increase in cash	155,423	228	(283)	—	155,368
Cash at beginning of year	4,543	162	324	—	5,029
Cash at end of year	$159,966	390	41	—	160,397

Twelve Weeks Ended March 27, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by operating activities	$16,873	484	(179)	—	17,178

Investing activities:
Disposal of property, plant and equipment	1,416	521	—	—	1,937
Additions to property, plant and equipment	(2,672)	(219)	(67)	—	(2,958)
Loans to customers	(2,513)	—	—	—	(2,513)
Payments from customers on loans	551	29	—	—	580
Net cash used in investing activities	(3,218)	331	(67)	—	(2,954)

Financing activities:
Dividends paid	(1,649)	—	—	—	(1,649)
Proceeds from exercise of stock options	1,509	—	—	—	1,509
Proceeds from employee stock purchase plan	357	—	—	—	357
Payments of long-term debt	(91)	(174)	(78)	—	(343)
Payments of capitalized lease obligations	(211)	(377)	—	—	(588)
Decrease in outstanding checks	(17,198)	—	—	—	(17,198)
Net cash used in financing activities	(17,283)	(551)	(78)	—	(17,912)
Net (decrease) in cash	(3,628)	264	(324)	—	(3,688)
Cash at beginning of year	11,818	575	364	—	12,757
Cash at end of year	$8,190	839	40	—	9,069

Note 12 – Subsequent Event – Acquisition of Assets

On March 31, 2005, the Company completed the purchase from Roundy’s, Inc. of substantially all of the assets relating to two wholesale food and non-food distribution centers located in Lima, Ohio and Westville, Indiana, the wholesale food and non-food distribution business conducted by Roundy’s, Inc. out of those distribution centers and an additional leased warehouse, two grocery stores located in Ironton, Ohio and Van Wert, Ohio and the retail grocery business conducted from those stores, Roundy’s, Inc. general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers, any inventory at the purchased facilities and all customer contracts related to the purchased facilities.  The Company also assumed certain trade payables, accrued expenses and receivables associated with the assets being acquired, but did not assume any indebtedness in connection with the acquisition.

The aggregate purchase price paid was approximately $225 million in cash, and is subject to customary post-closing adjustments based upon changes in the net assets of the purchased businesses through the closing date.

The Westville and Lima Divisions represent approximately $1.0 billion in annual food distribution sales, servicing customers principally in Indiana, Illinois, Ohio and Michigan.  No facility closures are expected given the strategic fit of these distribution centers into the Company’s network.

The acquisition was financed through a combination of borrowings under the senior secured credit facility and proceeds of the private placement of convertible notes described in Note 5 above.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are one of the leading food distribution and retail companies in the United States, with approximately $3.9 billion in annual sales.  Approximately 51% of our sales for the twelve weeks ended March 26, 2005 were from our food distribution segment, which sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast.  Approximately 30% of our first fiscal quarter 2005 sales were from our military food distribution segment, which contracts with vendors to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the Unites States, and in Europe, Cuba, Puerto Rico, Iceland and the Azores.  The remaining 19% of our first fiscal quarter 2005 sales were from our retail segment, which as of March 26, 2005, operated 84 corporate-owned stores primarily in the Upper Midwest.

We believe that additional business opportunities will be available to our food distribution segment involving both new and existing food distribution customers, including former customers of other wholesalers, independent operators who purchase stores from major retailers seeking to rationalize their markets and retailers adding food to their product offerings.  The degree to which we are able to capitalize on these opportunities will determine the degree to which new business gains can exceed customer attrition.

As the largest distributor of grocery products to U.S. military commissaries, and over 30 years of experience acting as a distributor to U.S. military commissaries, we believe we are well positioned to continue to attain further revenue growth in this segment by expanding our customer base and extending our product offerings.

During the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  As a result of this review, we closed 18 retail stores at the end of the second quarter of 2004 and are currently seeking purchasers for our three Denver area AVANZA stores.  We continue to evaluate and assess strategic alternatives for retail stores that do not provide attractive returns. As a result of this process, we closed six additional stores during fiscal 2004.

On March 31, 2005, shortly after the end of our first quarter, we completed the purchase from Roundy’s, Inc. of the net assets, including customer contracts, of Roundy’s, Inc. wholesale food distribution divisions in Westville, Indiana and Lima, Ohio and two retail stores in Ironton, Ohio and Van Wert, Ohio for approximately $225 million, subject to customary post-closing adjustments.  The Westville and Lima Divisions represent approximately $1.0 billion in annual food distribution sales, servicing over five hundred customers principally in Indiana, Illinois, Ohio and Michigan.  No facility closures are expected given the strategic fit of these distribution centers into the Nash Finch network.  To finance this acquisition, we sold $150.1 million in aggregate gross proceeds of senior subordinated convertible notes due 2035 in a Rule 144A private placement and borrowed $70 million under the revolving credit portion of our senior secured credit facility.

RESULTS OF OPERATIONS

The following discussion compares our operating results for the twelve weeks ended March 26, 2005 and the twelve weeks ended March 27, 2004.

Sales

The following tables summarize our sales activity for the twelve weeks ended March 26, 2005 compared to the twelve weeks ended March 27, 2004 (dollars in millions):

	2005			2004
Segment sales:	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$450.4	51.0%	4.5%	$431.1	49.0%
Military	263.5	29.9%	3.9%	253.7	28.9%
Retail	168.3	19.1%	(13.6)%	194.7	22.1%
Total Sales	$882.2	100.0%	0.3%	$879.5	100.0%

The increase in food distribution sales for the twelve weeks ended March 26, 2005 is due to new accounts.  Partially offsetting this increase was customer attrition and store closings by certain independent retailers because of increased competition in their respective markets.

The 3.9% increase in military segment sales for the twelve weeks ended March 26, 2005 is due to slight increases in customer traffic in both domestic and overseas commissaries.

Most of the decrease in retail sales for the twelve weeks ended March 26, 2005 as compared to the twelve weeks ended March 27, 2004 is attributable to the previously discussed store closures during 2004 and one store closure during 2005.   Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 0.6% for the 2005 quarter as compared to the 2004 quarter.  The relatively flat same store sales figure is an improvement over last year as is the segment profit margin.  These improvements are the result of more effective promotional spending in the 2005 quarter relative to the same quarter one year ago, the decision to close a number of underperforming stores in fiscal 2004 and the timing of the Easter holiday in 2005 versus 2004.

During the twelve weeks ended March 26, 2005 our corporate store count changed as follows:

Number of stores at beginning of period	85
Closed or sold stores	(1)
Number of stores at end of period	84

Gross Profit

Gross profit (calculated as sales less cost of sales) for the twelve weeks ended March 26, 2005 was 10.4% of sales compared to 11.1% for the same period last year.  Gross profit was negatively impacted for the twelve weeks ended March 26, 2005 compared to the same period last year because retail segment sales, which earn a higher gross profit than food distribution and military segment sales, represented a smaller percentage of our total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the twelve weeks ended March 26, 2005 were 7.7% of sales compared to 8.3% for the same period last year.  This decrease in SG&A expenses as a percentage of sales primarily reflected the fact that first quarter fiscal 2005 sales in our retail segment, which has higher SG&A expenses than our food distribution and military distribution segments, represented a smaller percentage of our total sales.

Depreciation and Amortization Expense

Depreciation and amortization expense for the twelve weeks ended March 26, 2005 decreased by $1.8 million compared to the same period last year.  The decrease was primarily due to the disposal of retail assets as part of the strategic review completed in the second fiscal quarter of 2004 and certain information technology assets that became fully depreciated subsequent to the twelve weeks ended March 27, 2004.

Interest Expense

Interest expense for the twelve weeks ended March 26, 2005 decreased by $2.7 million compared to the same period last year, primarily because we redeemed the $165 million in outstanding principal amount of our 8.5% Senior Subordinated Notes due 2008 during the fourth fiscal quarter of 2004.  Partially offsetting this decrease was an increase in average borrowing level under our bank credit facility from $104.1 million for the twelve weeks ended March 27, 2004 to $179.3 million for the twelve weeks ended March 26, 2005 as a result of borrowings in the fourth quarter 2004 under our senior secured credit facility to effect the redemption of the 8.5% notes.  Our effective interest rate decreased from 5.5% for the twelve weeks ended March 27, 2004 to 5.1% for the twelve weeks ended March 26, 2005.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate was 38.6% and 39.0% for the twelve weeks ended March 26, 2005 and March 27, 2004, respectively.

Net Earnings

Net earnings for the twelve weeks ended March 26, 2005 were $7.0 million, or $0.54 per diluted share, compared to $4.7 million, or $0.38 per diluted share for the twelve weeks ended March 27, 2004.

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

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements.  We consider the accounting policies discussed under the caption “Critical Accounting Policies” in Part II, Item 7 of our Form 10-K for the year ended January 1, 2005 to be critical in that materially different amounts could be reported under different conditions or using different assumptions

Any effects on our business, financial position or results of operations resulting from revised estimates or different assumptions are recorded in the period in which the facts that give rise to the revision become known.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our capital needs through a combination of internal and external sources.  For the remainder of fiscal 2005, and after giving effect to the additional borrowings necessary to effect the acquisition of the distribution centers from Roundy’s, Inc., we expect that cash flow from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our revolving credit line needed during the year to build inventories for certain holidays.  Longer term, we believe that cash flows from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.

Operating cash flows increased by $8.1 million for the twelve weeks ended March 26, 2005 compared to the same period last year.  More effective receivable management contributed approximately $5.6 million in cash flow, and increases in accrued expenses and income taxes payable also benefited operating cash flows.  The cash flow benefits of a $15.7 million increase in accounts payable the first quarter of 2005 were offset by a $16.7 million increase in inventories.

Cash used for investing activities decreased by $0.7 million for the twelve weeks ended March 26, 2005 as compared to the same period last year, primarily because of a decrease of $2.1 million in cash disbursed to customers for new loans and an increase of payments from customers on loans.  Partially offsetting the customer loan activity is a decrease in proceeds from the disposal of property, plant and equipment of approximately $1.7 million in the first quarter of 2005 compared to the same quarter of 2004.

Cash provided by financing activities was $132.3 million for the twelve weeks ended March 26, 2005 as compared to cash used for financing activities of $17.9 million during the same period last year, primarily as the result of the private placement of $150.1 million in aggregate gross proceeds (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes during the first quarter of 2005 to fund, along with borrowing under the senior secured credit facility, the purchase of assets from Roundy’s, Inc. as discussed in Note 13 – Subsequent Event – Acquisition of Assets in Item 1 of this report.  Net payments of revolving debt were $10 million.  At March 26, 2005, credit availability under the senior secured credit facility was $107.3 million.

Bank Credit Facility

Our senior secured bank credit facility consists of $125 million in revolving credit, all of which may be used for loans and up to $40 million of which may be used for letters of credit, and a $175 million Term Loan B.  Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term.  We pay a commitment commission on the unused portion of the revolver.  On February 22, 2005, we entered into a First Amendment to our credit facility permitting us to enter into the asset purchase agreement with Roundy’s, Inc. and to close and finance the acquisition of the distribution centers and related assets.

Our credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs.  The credit agreement governing the credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability.  Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage.  These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”).  Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the new credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs and asset impairments), less cash payments made during the current period on non-cash charges recorded in prior periods.  In addition, for purposes of determining compliance with prescribed leverage ratios and adjustments in the credit facility’s margin spread and commitment commission, Consolidated EBITDA is calculated on a pro forma basis that takes into account all permitted acquisitions, such as the acquisition of the distribution centers from Roundy’s, Inc. that have occurred since the beginning of the relevant four quarter computation period.  Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity.  It is provided as additional information relative to compliance with our debt covenants.

As of March 26, 2005, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.50:1.00 (minimum)	5.53:1.00
Leverage Ratio (2)	3.50:1.00 (maximum)	3.03:1.00
Senior Secured Leverage Ratio (3)	2.75:1.00 (maximum)	1.38:1.00
Working Capital Ratio (4)	1.50:1.00 (minimum)	2.23:1.00

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

The following is a summary of the calculation of Consolidated EBITDA (in thousands) for the trailing four quarters ended March 26, 2005 and March 27, 2004:

	2004 Qtr 2	2004 Qtr 3	2004 Qtr 4	2005 Qtr 1	Rolling 4 Qtr.
Earnings before income taxes	$(25,639)	$22,620	$14,461	$11,361	$22,803
Interest expense	6,487	7,799	5,007	3,764	23,057
Depreciation and amortization	9,800	11,615	8,670	8,374	38,459
LIFO	783	1,043	1,307	577	3,710
Closed store lease costs	1,146	643	3,211	178	5,178
Asset impairments	—	—	853	458	1,311
Gains on sale of real estate	(14)	(3,317)	(2,173)	—	(5,504)
Subsequent cash payments on non-cash charges	(625)	(1,633)	(693)	(1,375)	(4,326)
Extinguishment of debt	—	—	7,204	—	7,204
Special charge	36,494	—	(1,715)	—	34,779
Total Consolidated EBITDA	$28,432	$38,770	$36,132	$23,337	$126,671

	2003 Qtr 2	2003 Qtr 3	2003 Qtr 4	2004 Qtr 1	Rolling 4 Qtr
Earnings before income taxes	$11,910	$14,105	$20,572	$7,757	$54,344
Interest expense	7,035	9,011	7,032	6,505	29,583
Depreciation and amortization	9,642	13,098	10,232	10,156	43,128
LIFO	400	41	(1,961)	392	(1,128)
Closed store lease costs	32	583	187	(129)	673
Asset impairments	—	1,725	591	—	2,316
Gains on sale of real estate	(126)	(218)	(338)	(82)	(764)
Subsequent cash payments on non-cash charges	(508)	(602)	(598)	(565)	(2,273)
Curtailment of post retirement plan	—	—	(4,004)	—	(4,004)
Total Consolidated EBITDA	$28,385	$37,743	$31,713	$24,034	$121,875

The credit agreement also contains covenants that specify a minimum working capital ratio, limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.

Senior Subordinated Convertible Notes

To finance a portion of the acquisition of the distribution centers from Roundy’s, Inc. we sold $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a Rule 144A private placement.  The placement was completed on March 15, 2005.  We granted the initial purchasers a 30-day option to purchase up to an additional 10% of the aggregate principal amount at maturity of the notes (which, if exercised, would have resulted in up to approximately $15 million in additional aggregate gross proceeds).  This option was not exercised by the initial purchasers.  The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility.

Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013.  After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes at a daily rate of 3.50% per year beginning on March 15, 2013 until the maturity date of the notes.  On the maturity date of the notes, a holder will receive $1,000 per note.  Contingent cash interest will be paid on the notes during any six-month period, commencing March 16, 2013, if the average market price of a note for a ten trading day measurement period preceding the applicable six-month period equals 130% or more of the accreted principal amount of the note, plus accrued cash interest, if any.  The contingent cash interest payable with respect to any six-month period will equal an annual rate of 0.25% of the average market price of the note for the ten trading day measurement period described above.

The notes will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion price of $50.05 per share, representing a 36.50% premium over the last reported sale price of our common stock on March 9, 2005, which was $36.67.  Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option.

We may redeem all or a portion of the notes for cash at any time on or after the eighth anniversary of the issuance of the notes.  In addition, holders may require us to purchase for cash all or a portion of their notes on the 8th, 10th, 15th, 20th and 25th anniversaries of the issuance of the notes.  In addition, upon specified change in control events, each holder will have the option, subject to certain limitations, to require us to purchase for cash all or any portion of such holder’s notes.

In connection with the closing of the sale of the notes, we entered into a registration rights agreement with the initial purchasers of the notes.  Under that agreement, we have agreed, for the benefit of the holders of the notes, to file a shelf registration statement with respect to the resale of the notes and the common stock issuable upon conversion of the notes no later than July 13, 2005 and to use commercially reasonable efforts to cause such shelf registration statement to be declared effective by October 11, 2005.

See our Annual Report on Form 10-K for the fiscal year ended January 1, 2005, for additional information regarding our sources of liquidity.

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At March 26, 2005, we had seven outstanding interest rate swap agreements which call for an exchange of interest payments with us making payments based on fixed rates for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.  The agreements commenced and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate
$50,000	12/13/2004	12/13/2005	2.985%
40,000	12/13/2004	12/13/2005	3.010%
50,000	12/13/2004	12/13/2005	2.992%
45,000	12/13/2005	12/13/2006	3.809%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2006	12/13/2007	4.095%
30,000	12/13/2006	12/13/2007	4.100%

We are also using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel.  The outstanding commodity swap agreements hedge approximately 50% of our expected fuel usage for the periods set forth in the swap agreements.  At March 26, 2005, we had two outstanding commodity swap agreements which commenced and expire as follows:

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

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause material differences include the following:

•                  our ability to successfully integrate the distribution centers acquired from Roundy’s, Inc. into our business and to retain the customers of those distribution centers;

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

•                  adverse determinations or developments with respect to litigation, other legal proceedings or the SEC investigation discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005;

•                  unanticipated problems with product procurement; and

•                  the success or failure of new business ventures or initiatives.

These factors are discussed more fully in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 under the caption “Cautionary Factors.”  You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to revise or update publicly any forward-looking statements.  You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004), “Share-Based Payment”.  The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be remeasured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, however early adoption is allowed.  We expect to adopt the provisions of the new statement in the first quarter of fiscal 2006.  We do not currently expect that the impact on net income on a full year basis will be significantly different from the historical pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in our January 1, 2005 Form 10-K under Note (1) – “Summary of Significant Accounting Policies.”

On March 29, 2005 the SEC issued Staff Accounting Bulletin (SAB) 107 to provide guidance in applying the provisions of FASB Statement No. 123(R).  The SAB describes SEC expectations in determining assumptions that underlie the fair value estimates.  The provisions of the SAB are not expected to result in significant differences between compensation expense recognized upon adoption of SFAS 123(R) and the pro forma disclosures included in the current footnotes to the financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities.  We use interest rate swap agreements to manage our risk exposure (See Part II, Item 7 of our January 1, 2005 Form 10-K and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

(a)           On February 21, 2005, the Compensation Committee of the Board of Directors of Nash Finch established the 2005 performance goals and target bonus percentages under the Nash Finch Performance Incentive Plan and Executive Incentive Program, the Company’s annual bonus plans for executives.  The Performance Incentive Plan was approved by Nash Finch stockholders in 2002 and was filed as Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 15, 2002.  The description of the Company’s Executive Incentive Program as approved by the Compensation Committee for 2005 is filed with this report as Exhibit 10.4.  Ron Marshall, Chief Executive Officer of the Company, was selected to participate in the Performance Incentive Plan for 2005, and the Company’s other executive officers were selected to participate in the Executive Incentive Program.

For 2005, the performance goals established by the Compensation Committee include both financial and operational metrics.  The financial metrics involve Company net earnings and, in the case of executive officers with direct operating unit supervisory responsibility, operating unit profitability, while the operational metrics consist of an independent assessment of retail store performance, and assessments of fill rate, on-time deliveries and selector accuracy for the food distribution segment.  Mr. Marshall’s 2005 bonus determination will be based 60% on Company net earnings, and 20% on each of the retail segment and distribution segment operational metrics.  The 2005 bonus determinations for other executive officers will be based 60% on financial metrics, 20% on the operational metrics, and 20% on the individual officer’s personal performance.  The maximum 2005 bonus opportunities established by the Compensation Committee for executive officers are 60% of annual salary for Mr. Marshall, 50% of annual salary for executive vice presidents, and 40% of annual salary for senior vice presidents.

The Compensation Committee established these maximum percentages as part of a revised executive compensation framework intended to reallocate a portion of an executive’s total compensation from the annual bonus component to the long-term incentive component.  As part of this reallocation, the Compensation Committee also conditionally approved at the February 21, 2005 meeting the grant of performance unit awards to executive officers and other officers of the Company, such awards contingent upon the approval by the Company’s stockholders of certain amendments to the Company’s 2000 Stock Incentive Plan.  These amendments, and the awards conditionally approved by the Compensation Committee, are described in the Company’s Proxy Statement for its annual meeting of stockholders on May 10, 2005, which was filed with the SEC on March 21, 2005.  The Compensation Committee reserves the right to adjust the maximum 2005 bonus opportunities if the amendments to the 2000 Stock Incentive Plan are not approved by the stockholders.

At its February 21, 2005 meeting, the Compensation Committee also determined the amount of annual bonuses payable to the Company’s executive officers for fiscal 2004.  The amounts of these bonuses paid to the Company’s five most highly compensated executive officers are set forth in the Company’s Proxy Statement for its annual meeting of stockholders on May 10, 2005.

ITEM 6.  EXHIBITS

Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

2.1

Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2005 (File No. 0-785)).

10.1

Indenture dated as of March 15, 2005 between the Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2005 (File No. 0-785)).

10.2

Registration Rights Agreement dated as of March 15, 2005 between the Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2005 (File No. 0-785)).

10.3

First Amendment, dated as of February 22, 2005, among Nash-Finch Company, the Lenders party to that certain Credit Agreement dated as November 12, 2004, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2005 (File No. 0-785)). Administrative Agent.

10.4	Description of Nash Finch Company 2005 Executive Incentive Program.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: May 3, 2005	By /s/ Ron Marshall
Ron Marshall
Chief Executive Officer

Date: May 3, 2005	By /s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial
Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Twelve Weeks Ended March 26, 2005

Exhibit No.	Item	Method of Filing

2.1

Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2005 (File No. 0-785)).

Incorporated by reference (IBR)

10.1

Indenture dated as of March 15, 2005 between the Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 9, 2005 (File No. 0-785)).

IBR

10.2

Registration Rights Agreement dated as of March 15, 2005 between the Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 9, 2005 (File No. 0-785)).

IBR

10.3

First Amendment, dated as of February 22, 2005, among Nash-Finch Company, the Lenders party to that certain Credit Agreement dated as November 12, 2004, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 28, 2005 (File No. 0-785)).

IBR

10.4	Description of Nash Finch Company 2005 Executive Incentive Program.	Filed electronically herewith (E)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	E

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	Furnished electronically herewith