Form 10-Q
period 2005-06-18
NASH FINCH CO
filed 2005-07-21
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the twelve weeks ended June 18, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-785

NASH-FINCH COMPANY

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	41-0431960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7600 France Avenue South, P.O. Box 355 Minneapolis, Minnesota	55435-0355
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒   No  ☐

As of July 15, 2005, 12,809,333 shares of Common Stock of the Registrant were outstanding.

Index

Part I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements and Notes

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004

Sales	$1,085,252	$906,393	$1,967,490	$1,785,847

Cost and expenses:
Cost of sales	981,938	806,928	1,772,744	1,588,535
Selling, general and administrative	71,377	72,133	138,887	145,361
Special charge	(1,296)	36,494	(1,296)	36,494
Depreciation and amortization	10,614	9,800	18,988	19,956
Interest expense	6,578	6,677	10,765	13,383
Total costs and expenses	1,069,211	932,032	1,940,088	1,803,729

Earnings (loss) before income taxes	16,041	(25,639)	27,402	(17,882)

Income tax expense (benefit)	6,301	(9,999)	10,687	(6,974)

Net earnings (loss)	$9,740	$(15,640)	$16,715	$(10,908)

Net earnings (loss) per share:

Basic earnings (loss) per share	$0.76	$(1.26)	$1.31	$(0.88)

Diluted earnings (loss) per share	$0.75	$(1.26)	$1.28	$(0.88)

Cash dividends per common share	$0.180	$0.135	$0.315	$0.27

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,762	12,404	12,724	12,340
Diluted	13,049	12,404	13,032	12,340

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 18, 2005	January 1, 2005	June 19, 2004
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,094	5,029	30,122
Accounts and notes receivable, net	179,325	157,397	143,163
Inventories	275,527	213,343	225,925
Prepaid expenses	16,958	15,524	11,757
Deferred tax assets	11,606	9,294	17,332
Total current assets	484,510	400,587	428,299

Investments in marketable securities	702	1,661	20
Notes receivable, net	25,500	26,554	32,204
Property, plant and equipment:
Land	20,082	21,289	23,693
Buildings and improvements	194,533	155,906	160,524
Furniture, fixtures and equipment	317,376	300,432	312,725
Leasehold improvements	71,566	71,907	71,490
Construction in progress	2,360	1,784	533
Assets under capitalized leases	40,171	40,171	41,060
	646,088	591,489	610,025
Less accumulated depreciation and amortization	(387,706)	(377,820)	(382,961)
Net property, plant and equipment	258,382	213,669	227,064

Goodwill	244,415	147,435	148,720
Customer contracts & relationships	38,213	4,059	4,628
Investment in direct financing leases	10,417	10,876	11,316
Deferred tax asset, net	2,648	2,560	—
Other assets	13,872	8,227	7,963
Total assets	$1,078,659	815,628	860,214

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$8,310	11,344	11,787
Current maturities of long-term debt and capitalized lease obligations	5,346	5,440	5,434
Accounts payable	249,052	180,359	175,391
Accrued expenses	78,233	72,200	80,077
Income taxes payable	13,335	10,819	14,750
Total current liabilities	354,276	280,162	287,439

Long-term debt	372,509	199,243	260,894
Capitalized lease obligations	38,950	40,360	41,715
Deferred tax liability, net	—	—	2,996
Other liabilities	21,732	21,935	21,157
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock - no par value. Authorized 500 shares; none issued	—	—	—
Common stock - $1.66 2/3 par value. Authorized 50,000 shares, issued 12,796, 12,657 and 12,322 shares, respectively	21,327	21,096	20,539
Additional paid-in capital	37,689	34,848	30,212
Restricted stock	(149)	(224)	(347)
Common stock held in trust	(1,816)	(1,652)	—
Deferred compensation obligations	1,816	1,652	—
Accumulated other comprehensive income	(3,848)	(5,262)	(5,228)
Retained earnings	236,379	223,676	201,199
	291,398	274,134	246,375
Less cost of 11, 11 and 20 shares of common stock in treasury, respectively	(206)	(206)	(362)
Total stockholders’ equity	291,192	273,928	246,013
Total liabilities and stockholders’ equity	$1,078,659	815,628	860,214

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Twenty-Four Weeks Ended
	June 18, 2005	June 19, 2004
Operating activities:
Net earnings (loss)	$16,715	(10,908)
Adjustments to reconcile net income to net cash provided by operating activities:
Special charge	(1,296)	36,494
Depreciation and amortization	18,988	19,956
Amortization of deferred financing costs	470	520
Amortization of rebatable loans	1,129	1,343
Provision for bad debts	253	2,131
Deferred income tax	(2,400)	(14,969)
Gain on sale of property and equipment	(904)	(601)
LIFO charge	1,405	1,175
Asset impairments	2,547	—
Other	1,359	770
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	10,438	145
Inventories	(18,380)	9,189
Prepaid expenses	(1,085)	3,379
Accounts payable	30,980	8,649
Accrued expenses	2,070	(3,099)
Income taxes payable	2,516	4,137
Other assets and liabilities	(1,000)	(213)
Net cash provided by operating activities	63,805	58,098

Investing activities:
Disposal of property, plant and equipment	3,895	2,628
Additions to property, plant and equipment	(7,771)	(6,774)
Business acquired, net of cash	(226,351)	—
Loans to customers	(930)	(2,997)
Payments from customers on loans	2,088	1,488
Purchase of marketable securities	(1,473)	—
Sale of marketable securities	2,289	—
Corporate owned life insurance, net	(1,245)	—
Other	145	—
Net cash used in investing activities	(229,353)	(5,655)

Financing activities:
Proceeds (payments) of revolving debt	24,000	(20,000)
Dividends paid	(4,013)	(3,310)
Proceeds from exercise of stock options	1,519	1,640
Proceeds from employee stock purchase plan	296	358
Proceeds from long-term debt	150,087	—
Payments of long-term debt	(1,084)	(1,037)
Payments of capitalized lease obligations	(1,241)	(1,166)
Decrease in outstanding checks	(3,034)	(11,563)
Payments of deferred finance costs	(4,917)	—
Net cash provided (used) by financing activities	161,613	(35,078)
Net (decrease) increase in cash	(3,935)	17,365
Cash at beginning of period	5,029	12,757
Cash at end of period	$1,094	30,122

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

June 18, 2005

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Nash Finch Company (“Nash Finch” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at June 18, 2005, January 1, 2005 and June 19, 2004, and the results of operations for the twelve and twenty-four weeks ended June 18, 2005 and June 19, 2004 and changes in cash flows for the twenty-four weeks ended June 18, 2005 and June 19, 2004. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Certain reclassifications between costs of sales and selling, general and administrative and interest expenses have been reflected in the consolidated statements of income for the twelve and twenty-four weeks ended June 18, 2005 and June 19, 2004.  In addition, certain reclassifications were made on the consolidated statements of cash flows for the twenty-four weeks ended June 19, 2004. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period.

Note 2 – Acquisition

On March 31, 2005, Nash Finch completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (“Roundy’s”) out of two distribution centers located in Lima, Ohio and Westville, Indiana, the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio, and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”). Nash Finch also assumed certain trade payables and accrued expenses associated with the assets being acquired, but did not assume any indebtedness in connection with the acquisition. The aggregate purchase price paid was $225.7 million in cash, and is subject to customary post-closing adjustment based upon changes in the net assets of the Business acquired through the closing date.  Nash Finch financed the acquisition by using cash on hand, $70.0 million of borrowings under its senior secured credit facility, and proceeds from the private placement of $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035, the borrowings and the sale of notes referred to as the “financing transactions.”

Under business combination accounting, the total purchase price will be allocated to the net tangible assets and identifiable intangible assets of the Business based on their estimated fair values. The excess of the purchase price over the net tangible assets and identifiable intangible assets will be recorded as goodwill. Based upon a preliminary valuation, the total preliminary purchase price was allocated as follows (in thousands):

Total Current Assets	$77,489
Net Fixed Assets	59,073
Goodwill	97,847
Customer Contracts and Relationships	34,600
Other Assets	1,134
Liabilities	(44,428)
Total Preliminary Purchase Price Allocation	$225,715

The foregoing allocation of the purchase price is preliminary and is subject to change.

Pro forma financial information

The unaudited pro forma financial information in the table below combines the historical results for Nash Finch and the historical results for the Business for the twelve and twenty-four week periods ended June 18, 2005 and June 19, 2004, after giving effect to the acquisition by Nash Finch of the Business and the financing transactions described above as of the beginning of each of the periods presented.  This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

The following pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and the Business.

	Twelve Weeks Ended		Twenty-Four Weeks Ended
(in thousands, except per share data)	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004
Total revenues	$1,094,565	1,132,647	2,172,382	2,223,305
Net income (loss)	$9,953	(14,278)	18,460	(8,255)
Basic net income (loss) per share	$0.78	(1.15)	1.45	(0.67)
Diluted net income (loss) per share	$0.76	(1.15)	1.42	(0.67)

Note 3 - Inventories

The Company uses the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs.  Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $49.3 million, $47.9 million and $45.6 million higher at June 18, 2005, January 1, 2005 and June 19, 2004, respectively.  For the twelve and twenty-four weeks ending June 18, 2005, the Company recorded LIFO charges of $0.8 million and $1.4 million, respectively, compared to $0.8 million and $1.2 million respectively, for the twelve and twenty-four weeks ended June 19, 2004.

Note 4 – Stock Option Plans

As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation”, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation.  As a result, the Company does not recognize compensation costs if the option price equals or exceeds the market price at the date of grant. The following table illustrates the effect on net income and earnings per share for the twelve and twenty-four weeks ended June 18, 2005 and June 19, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004

Reported net earnings (loss)	$9,740	(15,640)	16,715	(10,908)
Add: stock-based compensation expense from restricted stock plan and long term incentive plan included in net earnings (loss)	236	53	577	128
Deduct: stock-based compensation expense from restricted stock plan and long term incentive plan under fair value method, net of tax	(215)	(53)	(562)	(128)
Deduct: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(211)	(284)	(348)	(426)
Adjusted net earnings (loss)	$9,550	(15,924)	16,382	(11,334)
Reported basic earnings (loss) per share	$0.76	(1.26)	1.31	(0.88)
Adjusted basic earnings (loss) per share	$0.75	(1.28)	1.29	(0.92)
Reported diluted earnings (loss) per share	$0.75	(1.26)	1.28	(0.88)
Adjusted diluted earnings (loss) per share	$0.73	(1.28)	1.26	(0.92)

Note 5 – Other Comprehensive Income

Comprehensive income is as follows (in thousands):

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 18, 2005	June 19, 2004	June 18, 2005	June 19, 2004

Net earnings (loss)	$9,740	(15,640)	16,715	(10,908)
Change in fair value of available-for-sale securities, net of tax	—	—	(87)	—
Change in fair value of derivative, net of tax	449	275	1,501	453
Comprehensive income (loss)	$10,189	(15,365)	18,129	(10,455)

During 2005, other comprehensive income consisted of market value adjustments to reflect available-for-sale securities and derivative instruments designated as cash flow hedges at fair value, pursuant to SFAS Nos. 115 and 133, respectively.  During 2004, other comprehensive income consisted of market value adjustments to reflect derivative instruments designated as cash flow hedges at fair value.  As of June 18, 2005 all investments in available-for-sale securities held by the Company are amounts held in a rabbi trust in connection with the deferred compensation arrangement described below.

Rabbi Trust

The Company offers deferred compensation arrangements, which allow certain employees, officers, and directors to defer a portion of their earnings. During the third quarter of 2004, the Company created a rabbi trust to invest the deferred amounts of these plans. The rabbi trust is accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.”  A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events other than bankruptcy, such as a change in control or a shortage of cash flow.  The investment in the rabbi trust is classified as an investment in available-for-sale securities included in other assets on the consolidated balance sheet.

Corporate Owned Life Insurance (COLI)

During the first fiscal quarter of 2005, the Company sold securities held in the rabbi trust and purchased life insurance policies to fund its obligations under deferred compensation arrangements for certain employees, officers and directors.  The cash surrender value of these policies is included in other long-term assets on the consolidated balance sheet.

Note 6 – Long-term Debt and Bank Credit Facilities

On February 22, 2005, the Company entered into a First Amendment to its Credit Agreement, dated as of November 12, 2004, with the lenders party to that Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent.  Subject to the terms and conditions therein, the First Amendment generally amended the Credit Agreement so as to permit the Company to enter into an Asset Purchase Agreement to acquire certain distribution centers and other assets from Roundy’s and to close and finance that acquisition, as described in Note 2 above.

To finance a portion of this acquisition, the Company sold $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a private placement pursuant to Rule 144A under the Securities Act of 1933, as amended.  The placement was completed on March 15, 2005.

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

 The notes will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion rate of 9.312 shares of the Company’s common stock per $1,000 principal amount at maturity of notes (equal to an initial conversion price of approximately $50.05 per share).  Upon conversion, the Company will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at the Company’s option.

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

 In connection with the closing of the sale of the notes, the Company entered into a registration rights agreement with the initial purchasers of the notes.  In accordance with that agreement, the Company filed with the Securities and Exchange Commission on July 13, 2005 a shelf registration statement covering resales by security holders of the notes and the common stock issuable upon conversion of the notes. The Company is obligated to use commercially reasonable efforts to cause such shelf registration statement to be declared effective by October 11, 2005.

Note 7 – Special Charge

During the second quarter of 2004, the Company completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  Consequently, the Company closed or sold 18 stores and sought purchasers for its three Denver area AVANZA® stores.  As a result of these actions, the Company recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures.  During the fourth fiscal quarter of 2004, the Company recorded a net reversal of $1.6 million of the special charge because the Company was able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available.

During the second fiscal quarter of 2005, the Company decided to continue to operate the three Denver AVANZA stores and therefore recorded a reversal of $1.3 million of the special charge related to the stores and adjusted the estimate for one other property.

Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write- Down of Tangible Assets	Write- Down of Intangible Assets	Lease Commitments	Severance	Other Exit Costs	Total
Initial accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701

Change in estimates			235			235
Used in 2005	—	—	(1,312)	—	(20)	(1,332)
Balance June 18, 2005	$—	—	8,397	—	207	8,604

As of June 18, 2005, the Company believes the remaining reserves are adequate given management’s estimates at this time.

Note 8 – Recently Adopted and Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004), “Share-Based Payment”.  The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, however early adoption is allowed.  The Company expects to adopt the provisions of the new statement in the first quarter of fiscal 2006 and does not expect the impact on net income on a full year basis will be significantly different from the historical pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in the Company’s January 1, 2005 Form 10-K under Note (1) – “Summary of Significant Accounting Policies”, and under Note 4 discussed above.

On March 29, 2005 the SEC issued Staff Accounting Bulletin (SAB) 107 to provide guidance in applying the provisions of FASB Statement No. 123(R).  The SAB describes SEC expectations in determining assumptions that underlie the fair value estimates.  The provisions of the SAB are not expected to result in significant differences between compensation expense recognized upon adoption of SFAS 123(R) and the pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in the Company’s January 1, 2005 Form 10-K under Note (1) – “Summary of Significant Accounting Policies”, and under Note 4 discussed above.

Note 9 – Segment Reporting

A summary of the major segments of the business is as follows:

(In thousands)

Twelve weeks ended June 18, 2005

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$647,710	267,733	169,809	1,085,252
Inter-segment revenue	87,325	—	—	87,325
Segment profit	21,278	9,452	6,012	36,742

Twelve weeks ended June 19, 2004

	Food Distribution	Military	Retail	Totals
Revenue from external customers	$449,195	255,176	202,022	906,393
Inter-segment revenue	99,440	—	—	99,440
Segment profit	17,698	8,605	3,675	29,978

Twenty-Four weeks ended June 18, 2005

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$1,098,103	531,290	338,097	1,967,490
Inter-segment revenue	174,039	—	—	174,039
Segment profit	36,915	18,362	11,640	66,917

Twenty-Four weeks ended June 19, 2004

	Food Distribution	Military	Retail	Totals

Revenue from external customers	$880,323	508,866	396,658	1,785,847
Inter-segment revenue	197,268	—	—	197,268
Segment profit	32,191	16,822	6,425	55,438

Reconciliation to statements of operations:

(In thousands)

Twelve weeks ended June 18, 2005 and June 19, 2004

	2005	2004
Profit and loss
Total profit for segments	$36,742	29,978
Unallocated amounts:
Adjustment of inventory to LIFO	(828)	(783)
Unallocated corporate overhead	(21,169)	(18,340)
Special charge	1,296)	(36,494)
Earnings before income taxes	$16,041	(25,639)

Twenty-Four weeks ended June 18, 2005 and June 19, 2004

	2005	2004
Profit and loss
Total profit for segments	$66,917	55,438
Unallocated amounts:
Adjustment of inventory to LIFO	(1,405)	(1,175)
Unallocated corporate overhead	(39,406)	(35,651)
Special charge	(1,296)	(36,494)
Earnings before income taxes	$27,402	(17,882)

Note 10 – Guarantees

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

The Company has guaranteed the debt and lease obligations of certain of its food distribution customers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations ($10.4 million as of June 18, 2005), which would be due in accordance with the underlying agreements.  All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FIN 45.

The Company has also assigned various leases to other entities.  If the assignees were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $17.2 million as of June 18, 2005.

Note 11 – Pension and Other Post-Retirement Benefits

The following tables present the components of the Company’s pension and postretirement net periodic benefit cost for the twelve and twenty-four weeks ended June 18, 2005 and June 19, 2004 (in thousands):

Twelve Weeks Ended June 18, 2005 and June 19, 2004

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	—	—	2
Interest cost	577	594	49	76
Expected return on plan assets	(528)	(539)	—	—
Amortization of prior service cost	(4)	(4)	(8)	(7)
Recognized actuarial (gain) loss	49	41	—	20
Net periodic benefit cost	$94	92	41	91

Twenty-four Weeks Ended June 18, 2005 and June 19, 2004

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	1	—	4
Interest cost	1,155	1,188	98	152
Expected return on plan assets	(1,055)	(1,078)	—	—
Amortization of prior service cost	(7)	(7)	(15)	(15)
Recognized actuarial (gain) loss	100	81	—	40
Net periodic benefit cost	$193	185	83	181

Weighted-average assumptions used to determine net periodic benefit cost for the twelve and twenty-four weeks ending June 18, 2005 and June 19, 2004 were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—

Total contributions to the Company’s pension plan in 2005 are expected to be between $0 and $1.9 million.

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

Note 12 – Subsidiary Guarantees

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

The guarantor subsidiaries are 100% owned subsidiaries of the Company.  Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twelve Weeks Ended June 18, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$716,152	395,534	5,672	(32,106)	1,085,252

Cost and expenses:
Cost of sales	646,316	363,448	4,280	(32,106)	981,938
Selling, general and administrative	45,660	24,632	1,085	—	71,377
Special charge	(1,296)	—	—	—	(1,296)
Depreciation and amortization	6,340	4,215	59	—	10,614
Equity in consolidated subsidiaries	(1,002)	—	—	1,002	—
Interest expense	4,733	1,839	6	—	6,578
Total cost and expenses	700,751	394,134	5,430	(31,104)	1,069,211

Earnings before income taxes	15,401	1,400	242	(1,002)	16,041

Income tax expense	5,661	640	—	—	6,301
Net earnings	$9,740	760	242	(1,002)	9,740

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twenty-Four Weeks Ended June 18, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$1,420,981	601,445	11,320	(66,256)	1,967,490

Cost and expenses:
Cost of sales	1,283,682	546,729	8,589	(66,256)	1,772,744
Selling, general and administrative	91,601	45,090	2,196	—	138,887
Special charge	(1,296)	—	—	—	(1,296)
Depreciation and amortization	12,637	6,235	116	—	18,988
Equity in consolidated subsidiaries	(1,056)	—	—	1,056	—
Interest expense	8,686	2,069	10	—	10,765
Total cost and expenses	1,394,254	600,123	10,911	(65,200)	1,940,088

Earnings before income taxes	26,727	1,322	409	(1,056)	27,402

Income tax expense	10,012	675	—	—	10,687
Net earnings	$16,715	647	409	(1,056)	16,715

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twelve Weeks Ended June 19, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$719,031	220,222	6,039	(38,899)	906,393

Cost and expenses:
Cost of sales	645,195	196,094	4,538	(38,899)	806,928
Selling, general and administrative	49,200	21,799	1,134	—	72,133
Special charge	36,494	—	—	—	36,494
Depreciation and amortization	7,370	2,378	52	—	9,800
Equity in consolidated subsidiaries	70	—	—	(70)	—
Interest expense	6,312	353	12	—	6,677
Total cost and expenses	744,641	220,624	5,736	(38,969)	932,032

Earnings before income taxes	(25,610)	(402)	303	70	(25,639)

Income tax expense	(9,970)	(29)	—	—	(9,999)
Net earnings	$(15,640)	(373)	303	70	(15,640)

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Income

Twenty-Four Weeks Ended June 19, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries

Sales	$1,414,516	436,118	11,782	(76,569)	1,785,847

Cost and expenses:
Cost of sales	1,270,190	386,098	8,816	(76,569)	1,588,535
Selling, general and administrative	96,599	46,479	2,283	—	145,361
Special charge	36,494	—	—	—	36,494
Depreciation and amortization	15,261	4,593	102	—	19,956
Equity in consolidated subsidiaries	819	—	—	(819)	—
Interest expense	12,688	674	21	—	13,383
Total cost and expenses	1,432,051	437,844	11,222	(77,388)	1,803,729

Earnings before income taxes	(17,535)	(1,726)	560	819	(17,882)

Income tax expense	(6,627)	(347)	—	—	(6,974)
Net earnings	$(10,908)	(1,379)	560	819	(10,908)

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

June 18, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$636	418	40	—	1,094
Accounts and notes receivable, net	119,759	59,812	129	(375)	179,325
Accounts receivable/payable subs	109,345	(110,858)	1,513	—	—
Inventories	142,843	130,723	1,961	—	275,527
Prepaid expenses	15,341	1,592	25	—	16,958
Deferred tax assets	15,351	(3,745)	—	—	11,606
Total current assets	403,275	77,942	3,668	(375)	484,510

Investments in affiliates	200,619	—	—	(200,619)	—
Investments in marketable securities	702	—	—	—	702
Notes receivable, net	16,297	9,203	—	—	25,500

Net property, plant and equipment	130,407	126,581	1,394	—	258,382

Deferred tax asset, net	12,304	(9,656)	—	—	2,648
Goodwill	30,642	211,649	2,124	—	244,415
Customer contracts & relationships	4,536	33,677	—	—	38,213
Other assets	16,349	7,940	—	—	24,289
Total assets	$815,131	457,336	7,186	(200,994)	1,078,659

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$8,310	—	—	—	8,310
Current maturities of long-term debt and capitalized lease obligations	1,964	2,972	410	—	5,346
Accounts payable	170,608	78,333	486	(375)	249,052
Accrued expenses	69,419	8,565	249	—	78,233
Income taxes payable	13,335	—	—	—	13,335
Total current liabilities	263,636	89,870	1,145	(375)	354,276

Long-term debt	214,663	157,674	172	—	372,509
Capitalized lease obligations	26,485	12,465	—	—	38,950
Other liabilities	19,155	2,049	528	—	21,732
Stockholders’ equity	291,192	195,278	5,341	(200,619)	291,192

Total liabilities and stockholders’ equity	$815,131	457,336	7,186	(200,994)	1,078,659

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

January 1, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$4,543	162	324	—	5,029
Accounts and notes receivable, net	123,431	34,354	145	(533)	157,397
Accounts receivable/payable subs	43,688	(45,827)	2,139	—	—
Inventories	135,661	75,707	1,975	—	213,343
Prepaid expenses	14,061	1,460	3	—	15,524
Deferred tax assets	14,749	(5,455)	—	—	9,294
Total current assets	336,133	60,401	4,586	(533)	400,587

Investments in affiliates	200,619	—	—	(200,619)	—
Investments in marketable securities	1,661	—	—	—	1,661
Notes receivable, net	18,141	8,413	—	—	26,554

Net property, plant and equipment	135,045	77,150	1,474	—	213,669

Deferred tax asset, net	12,195	(9,635)	—	—	2,560
Goodwill	30,643	114,689	2,103	—	147,435
Customer contracts & relationships	4,045	14	—	—	4,059
Other assets	10,721	8,382	—	—	19,103
Total assets	$749,203	259,414	8,163	(201,152)	815,628

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$11,344	—	—	—	11,344
Current maturities of long-term debt and capitalized lease obligations	1,858	3,113	469	—	5,440
Accounts payable	146,548	33,783	561	(533)	180,359
Accrued expenses	66,913	5,029	258	—	72,200
Income taxes payable	10,819	—	—	—	10,819
Total current liabilities	237,482	41,925	1,288	(533)	280,162

Long-term debt	190,902	8,033	308	—	199,243
Capitalized lease obligations	27,092	13,268	—	—	40,360
Other liabilities	19,799	1,495	641	—	21,935
Stockholders’ equity	273,928	194,693	5,926	(200,619)	273,928

Total liabilities and stockholders’ equity	$749,203	259,414	8,163	(201,152)	815,628

NASH FINCH COMPANY AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

June 19, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$29,656	426	40	—	30,122
Accounts and notes receivable, net	109,249	35,554	124	(1,764)	143,163
Accounts receivable/payable subs	57,956	(60,240)	2,284	—	—
Inventories	144,753	79,283	1,889	—	225,925
Prepaid expenses	10,422	1,324	11	—	11,757
Deferred tax assets	23,041	(5,709)	—	—	17,332
Total current assets	375,077	50,638	4,348	(1,764)	428,299

Investments in affiliates	197,052	—	—	(197,052)	—
Investments in marketable securities	20	—	—	—	20
Notes receivable, net	24,033	8,171	—	—	32,204

Net property, plant and equipment	139,738	85,912	1,414	—	227,064

Deferred tax asset, net	—	—	—	—	—
Goodwill	30,949	115,668	2,103	—	148,720
Customer contracts & relationships	4,605	23	—	—	4,628
Other assets	10,304	8,975	—	—	19,279
Total assets	$781,778	269,387	7,865	(198,816)	860,214

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$11,787	—	—	—	11,787
Current maturities of long-term debt and capitalized lease obligations	1,832	3,133	469	—	5,434
Accounts payable	141,483	35,171	501	(1,764)	175,391
Accrued expenses	74,066	5,814	197	—	80,077
Income taxes payable	14,755	(5)	—	—	14,750
Total current liabilities	243,923	44,113	1,167	(1,764)	287,439

Long-term debt	251,364	8,948	582	—	260,894
Capitalized lease obligations	27,652	14,063	—	—	41,715
Deferred tax liability, net	(6,384)	9,380	—	—	2,996
Other liabilities	19,210	1,469	478	—	21,157
Stockholders’ equity	246,013	191,414	5,638	(197,052)	246,013

Total liabilities and stockholders’ equity	$781,778	269,387	7,865	(198,816)	860,214

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows

Twenty-Four Weeks Ended June 18, 2005

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(11,907)	75,735	(23)	—	63,805

Investing activities:
Disposal of property, plant and equipment	2,528	1,367	—	—	3,895
Additions to property, plant and equipment	(7,544)	(161)	(66)	—	(7,771)
Business acquired, net of cash	(668)	(225,683)	—	—	(226,351)
Loans to customers	(930)	—	—	—	(930)
Payments from customers on loans	1,861	227	—	—	2,088
Purchase of marketable securities	(1,473)	—	—	—	(1,473)
Sale of marketable securities	2,289	—	—	—	2,289
Corporate owned life insurance, net	(1,245)	—	—	—	(1,245)
Other	145	—	—	—	145
Net cash (used in) provided by investing activities	(5,037)	(224,250)	(66)	—	(229,353)

Financing activities:
Payments of revolving debt	24,000	—	—	—	24,000
Proceeds of long term debt	—	150,087	—	—	150,087
Dividends paid	(4,013)	—	—	—	(4,013)
Proceeds from exercise of stock options	1,519	—	—	—	1,519
Proceeds from employee stock purchase plan	296	—	—	—	296
Payments of long-term debt	(323)	(566)	(195)	—	(1,084)
Payments of capitalized lease obligations	(491)	(750)	—	—	(1,241)
Decrease in outstanding checks	(3,034)	—	—	—	(3,034)
Payment of deferred financing costs	(4,917)	—	—	—	(4,917)
Net cash provided (used) by financing activities	13,037	148,771	(195)	—	161,613
Net increase in cash	(3,907)	256	(284)	—	(3,935)
Cash at beginning of year	4,543	162	324	—	5,029
Cash at end of year	$636	418	40	—	1,094

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidating Statements of Cash Flows

Twenty-Four Weeks Ended June 19, 2004

(in thousands)

	Nash Finch	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidation Adjustments	Nash Finch Company & Subsidiaries
Operating activities:
Net cash provided by (used in) operating activities	$56,777	1,348	(27)	—	58,098

Investing activities:
Disposal of property, plant and equipment	1,951	677	—	—	2,628
Additions to property, plant and equipment	(6,110)	(562)	(102)	—	(6,774)
Loans to customers	(2,997)	—	—	—	(2,997)
Payments from customers on loans	1,429	59	—	—	1,488
Net cash (used in) provided by investing activities	(5,727)	174	(102)	—	(5,655)

Financing activities:
Payments of bank credit facility debt	(20,000)	—	—	—	(20,000)
Dividends paid	(3,310)	—	—	—	(3,310)
Proceeds from exercise of stock options	1,640	—	—	—	1,640
Proceeds from employee stock purchase plan	358	—	—	—	358
Payments of long-term debt	(301)	(541)	(195)	—	(1,037)
Payments of capitalized lease obligations	(400)	(766)	—	—	(1,166)
Decrease in outstanding checks	(11,563)	—	—	—	(11,563)

Net cash used in financing activities	(33,576)	(1,307)	(195)	—	(35,078)
Net increase (decrease) in cash	17,474	215	(324)	—	17,365
Cash at beginning of year	12,182	211	364	—	12,757
Cash at end of year	$29,656	426	40	—	30,122

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the second largest publicly traded wholesale food distribution company in the United States, with sales in 2004 of approximately $3.9 billion.  On March 31, 2005, we acquired two distribution centers representing nearly $1.0 billion in additional annual food distribution sales. Our business consists of three primary operating segments: food distribution, military food distribution and food retailing. For the twelve and twenty-four weeks ending June 18, 2005, approximately 60% and 56% respectively of our sales were from our food distribution segment, which sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast.  Approximately 25% and 27%, respectively, of our twelve week and twenty-four week sales were from our military food distribution segment, which contracts with vendors to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico, Iceland and the Azores.  The remaining 15% and 17%, respectively, of the twelve and twenty-four week sales were from our retail segment, which as of June 18, 2005, operated 84 corporate-owned stores primarily in the Upper Midwest.

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

During the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  Consequently, the Company closed or sold 18 stores at the end of the second quarter of 2004 and sought purchasers for its three Denver area AVANZA stores. During the second fiscal quarter of 2005, the Company decided to continue to operate the three Denver AVANZA stores and therefore recorded a reversal of $1.3 million of the special charge related to the stores and adjusted the estimate for one other property. We continue to evaluate and assess strategic alternatives for retail stores that do not provide attractive returns. As a result of this process, we closed or disposed of six additional stores since the second quarter of 2004 and we may close additional retail stores in the future.

On March 31, 2005 we completed the purchase from Roundy’s of the net assets, including customer contracts, of Roundy’s wholesale food distribution divisions in Westville, Indiana and Lima, Ohio and two retail stores in Ironton, Ohio and Van Wert, Ohio (the “Business”) for approximately $225.7 million, subject to customary post-closing adjustments.  The Westville and Lima Divisions represent approximately $1.0 billion in annual food distribution sales, servicing over five hundred customers principally in Indiana, Illinois, Ohio and Michigan.  No facility closures are expected given the strategic fit of these distribution centers into the Nash Finch network.  To finance this acquisition, we sold $150.1 million in aggregate gross proceeds of senior subordinated convertible notes due 2035 in a Rule 144A private placement, borrowed $70 million under the revolving credit portion of our senior secured credit facility and used cash on hand.

RESULTS OF OPERATIONS

The following discussion compares our operating results for the twelve and twenty-four weeks ended June 18, 2005 and the twelve and twenty-four weeks ended June 19, 2004.

Sales

The following tables summarize our sales activity for the twelve weeks ended June 18, 2005 compared to the twelve weeks ended June 19, 2004 (dollars in millions):

	2005			2004
Segment sales:	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$647.7	59.7%	44.2%	$449.2	49.6%
Military	267.8	24.7%	4.9%	255.2	28.1%
Retail	169.8	15.6%	(15.9)%	202.0	22.3%
Total Sales	$1,085.3	100.0%	19.7%	$906.4	100.0%

The following tables summarize our sales activity for the twenty-four weeks ended June 18, 2005 compared to the twenty-four weeks ended June 19, 2004 (dollars in millions):

	2005			2004
Segment sales:	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Food Distribution	$1,098.1	55.8%	24.7%	$880.3	49.3%
Military	531.3	27.0%	4.4%	508.9	28.5%
Retail	338.1	17.2%	(14.8)%	396.6	22.2%
Total Sales	$1,967.5	100.0%	10.2%	$1,785.8	100.0%

The increase in food distribution sales for the twelve and twenty-four weeks ended June 18, 2005 was primarily due to the acquisition and new accounts.  Partially offsetting this increase was customer attrition and store closings by certain independent retailers because of increased competition in their respective markets.  The acquisition of the Business added $185 million in sales or approximately 93% and 85% of the increase in food distribution sales in the twelve and twenty-four week comparisons, respectively.

The increase in military segment sales for the twelve and twenty-four weeks ended June 18, 2005 and June 19, 2004, was largely due to increases in customer traffic in both domestic and overseas commissaries and expansion in line extensions under existing vendor contracts.

Most of the decrease in retail sales for the twelve and twenty-four weeks ended June 18, 2005 from the comparable periods ended June 19, 2004 is attributable to the store closures during 2004 and three stores closed during the first half of 2005.  Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 7.4% and 4.2% for the twelve and twenty-four weeks ended June 18, 2005, respectively.  These declines continue to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers.  The decline in same store sales for the twelve weeks ended June 18, 2005 was also attributable to the timing of the Easter holiday in 2005 versus 2004.

During the twelve and twenty-four weeks ended June 18, 2005 our corporate store count changed as follows:

	Twelve Weeks	Twenty-Four Weeks
Number of stores at beginning of period	84	85
Closed or sold stores	(2)	(3)
Number of new stores	2	2
Number of stores at end of period	84	84

Gross Profit

Gross profit (calculated as sales less cost of sales) for the twelve weeks ended June 18, 2005, was 9.5% of sales compared to 11.0% for the same twelve week period last year, and for the twenty-four weeks ended June 18, 2005 was 9.9% of sales compared to 11.0% for the same twenty-four week period last year. Contributing to the lower gross profit was a higher percentage of sales in food distribution as opposed to retail which historically has a higher gross profit margin. In addition, gross profit for the twenty-four weeks ended June 19, 2004 was also adversely affected by additional costs of $3.2 million, primarily resulting from inventory markdowns related to our second quarter 2004 store closures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the twelve and twenty-four weeks ended June 18, 2005 were 6.6% and 7.1% of sales compared to 8.0%  and 8.1% for the same period last year.  This decrease in SG&A expenses as a percentage of sales primarily reflected the fact that our retail segment, which has higher SG&A expenses than our food distribution and military distribution segments, represented a smaller percentage of our total sales. As a result of improved receivable management, bad debt expense for the twelve and twenty-four weeks ended June 18, 2005 was $1.7 million and $1.9 million lower than the year ago periods. In addition, during the twelve and twenty-four weeks ended June 18, 2005 we recorded impairment charges of $2.1 million and $2.5 million respectively.  The impairment charges relate to stores which were determined to be impaired as a result of increased competition within our market area. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, causing these assets to be written down in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Special Charge

During the second quarter of 2004, the Company completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments.  Consequently, the Company closed or sold 18 stores and sought purchasers for its three Denver area AVANZA stores.  As a result of these actions, the Company recorded a pre-tax special charge of $36.5 million which was reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures.  During the fourth fiscal quarter of 2004, the Company recorded a net reversal of $1.6 million of the special charge because the Company was able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available.

During the second fiscal quarter of 2005, the Company decided to continue to operate the three Denver AVANZA stores and therefore recorded a reversal of $1.3 million of the special charge related to the stores and adjusted the estimate for one other property.

Depreciation and Amortization Expense

Depreciation and amortization expense for the twelve weeks ended June 18, 2005 increased by $0.8 million compared to the same period last year.  The increase was primarily caused by the increased depreciation and amortization expense related to the acquisition of the Business. Depreciation and amortization expense for the twenty-four weeks ended June 18, 2005 decreased by $1.0 million compared to the same period last year. The decrease was primarily due to the disposal of retail assets as part of the strategic review completed in the second fiscal quarter of 2004 offset by the effect of the acquisition described above.

Interest Expense

Interest expense for the twelve weeks ended June 18, 2005 was $6.6 million compared to $6.7 million for the same period last year, reflecting a decrease in interest expense due to the fourth quarter 2004 redemption of $165 million in outstanding principal amount of our 8.5% Senior Subordinated Notes due 2008 that was largely offset by interest expense related to an increase in our average borrowing level under the bank credit facility (from $94.8 million for the twelve weeks ended June 19, 2004 to $219.6 million for the twelve weeks ended June 18, 2005), the issuance near end of the first quarter 2005 of $150.1 million in aggregate issue price of senior subordinated convertible notes due 2035, and the second quarter 2005 payment of a $0.75 million bridge loan fee in connection with the arrangement of financing for the acquisition of the Business. Our effective interest rate (including the impact of our interest rate swaps) decreased from 5.8% for the twelve weeks ended June 19, 2004 to 5.1% for the twelve weeks ended June 18, 2005. Interest expense for the twenty-four weeks ended June 18, 2005 was $10.8 million compared to $13.4 million for the same period last year, reflecting a decrease of $2.6 million or 19.4%.  The decrease is largely due to a decrease in the effective interest rate (including the impact of our interest rate swaps) from 5.6% for the twenty-four weeks ended June 19, 2004 to 5.1% for the twenty-four weeks ended June 18, 2005 and the redemption of the 8.5% Senior Subordinated Notes as discussed above. The decrease was partially offset by an increase in our average borrowing level under our bank credit facility, which increased from $99.4 million for the twenty-four weeks ended June 19, 2004 to $199.4 million for the twenty-four weeks ended June 18, 2005,  the sale of the senior subordinated convertible notes discussed above.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  The effective income tax rate was 39.3% and 39.0% for the twelve weeks ended June 18, 2005 and June 19, 2004, respectively, and 39.0% and 39.0% for the twenty-four weeks ended June 18, 2005 and June 19, 2004, respectively.

Net Earnings (Loss)

Net earnings for the twelve weeks ended June 18, 2005 were $9.7 million, or $0.75 per diluted share, compared to a loss of $15.6 million, or $1.26 per diluted share for the twelve weeks ended June 19, 2004.  Net earnings for the twenty-four weeks ended June 18, 2005 were $16.7 million, or $1.28 per diluted share, compared to a loss of $10.9 million, or $0.88 per diluted share for the twenty-four weeks ended June 19, 2004.  Net earnings for the twelve and twenty-four week periods ending June 18, 2005 and June 19, 2004 were affected by events included in the discussion above that affected the comparability of results. The significant events are summarized as follows:

	Twelve Weeks Ended June 18, 2005		Twelve Weeks Ended June 19, 2004
	$	EPS	$	EPS
Net earnings from continuing operations as reported	9,740	0.75	(15,640)	(1.26)

Items affecting earnings
Special charge	(791)	(0.06)	22,262	1.80
Store closure cost reflected in operations			2,009	0.16
Bridge loan fee	457	0.03

	Twenty-four Weeks Ended June 18, 2005		Twenty-four Weeks Ended June 19, 2004
	$	EPS	$	EPS
Net earnings from continuing operations as reported	16,715	1.28	(10,908)	(0.88)

Items affecting earnings
Special charge	(791)	(0.06)	22,262	1.80
Store closure cost reflected in operations			2,009	0.16
Bridge loan fee	457	0.04

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have financed our capital needs through a combination of internal and external sources.  For the remainder of fiscal 2005, and after giving effect to the additional borrowings necessary to effect the acquisition of the Business, we expect that cash flow from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our revolving credit line needed during the year to build inventories for certain holidays.  Longer term, we believe that cash flows from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.

Operating cash flows were $63.8 million for the twenty-four weeks ended June 18, 2005 an increase of $5.7 million from the twenty-four weeks ended June 18, 2005.  The primary factors in generating operating cash flows in the 2005 period were a $31 million increase in accounts payable which was partially offset by an increase in inventory of $18.4, net income of $16.7 million plus depreciation and amortization of $19.0 million and a decrease in accounts receivable of $10.4 million.

Cash used for investing activities decreased by $223.7 million for the twenty-four weeks ended June 18, 2005 as compared to the same period last year, primarily because of the acquisition of the Business.

Cash provided by financing activities was $161.6 million for the twenty-four weeks ended June 18, 2005 as compared to cash used for financing activities of $35.1 million during the same period last year, primarily as the result of the proceeds from the previously described private placement of $150.1 million in aggregate issue price of senior subordinated convertible notes during the first quarter of 2005 to fund the acquisition of the Business.  Net receipts from revolving debt were $24.0 million.  At June 18, 2005, credit availability under the senior secured credit facility was $73.5 million.

Senior Secured Credit Facility

Our senior secured bank credit facility consists of $125 million in revolving credit, all of which may be used for loans and up to $40 million of which may be used for letters of credit, and a $175 million Term Loan B.  Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term.  We pay a commitment commission on the unused portion of the revolver.  On February 22, 2005, we entered into a First Amendment to our credit facility permitting us to enter into the asset purchase agreement with Roundy’s and to close and finance the acquisition of the Business.

Our credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs.  The credit agreement governing the credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability.  Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage.  These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”).  Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs and asset impairments), less cash payments made during the current period on non-cash charges recorded in prior periods.  In addition, for purposes of determining compliance with prescribed leverage ratios and adjustments in the credit facility’s margin spread and commitment commission, Consolidated EBITDA is calculated on a pro forma basis that takes into account all permitted acquisitions, such as the acquisition of the distribution centers from Roundy’s that have occurred since the beginning of the relevant four quarter computation period.  Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity.  It is provided as additional information relative to compliance with our debt covenants.

As of June 18, 2005, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.50:1.00 (minimum)	5.49:1.00
Leverage Ratio (2)	3.50:1.00 (maximum)	2.68:1.00
Senior Secured Leverage Ratio (3)	2.75:1.00 (maximum)	1.34:1.00
Working Capital Ratio (4)	1.50:1.00 (minimum)	2.23:1.00

(1)           Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)           Total outstanding debt to Consolidated EBITDA for the trailing four quarters.   For purposes of this calculation, Consolidated EBITDA was calculated on a pro forma basis as if the acquisition from Roundy’s and the related financing transactions had occurred at the beginning of the trailing four quarter period. This pro forma increased calculated EBITDA as shown below by $22.1 million, to $155.4 million.

(3)           Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters. For purposes of this calculation, Consolidated EBITDA was calculated on a pro forma basis as described in note (2) above.

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

The following is a summary of the calculation of Consolidated EBITDA (in thousands) for the trailing four quarters ended June 18, 2005 and June 19, 2004:

	2004 Qtr 3	2004 Qtr 4	2005 Qtr 1	2005 Qtr 2	Rolling 4 Qtr.
Earnings before income taxes	$22,620	14,461	11,361	16,041	64,483
Interest expense	8,429	5,369	4,187	6,578	24,563
Depreciation and amortization	11,615	8,670	8,374	10,614	39,273
LIFO	1,043	1,307	577	828	3,755
Closed store lease costs	643	3,211	178	—	4,032
Asset impairments	—	853	458	2,089	3,400
Gains on sale of real estate	(3,317)	(2,173)	—	(541)	(6,031)
Subsequent cash payments on non-cash charges	(1,633)	(693)	(1,375)	(652)	(4,353)
Extinguishment of debt	—	7,204	—	—	7,204
Special charge	—	(1,715)	—	(1,296)	(3,011)
Total Consolidated EBITDA	$39,400	36,494	23,760	33,661	133,315

	2003 Qtr 3	2003 Qtr 4	2004 Qtr 1	2004 Qtr 2	Rolling 4 Qtr
Earnings before income taxes	$14,105	20,572	7,757	(25,639)	16,795
Interest expense	9,257	7,226	6,706	6,677	29,866
Depreciation and amortization	13,098	10,232	10,156	9,800	43,286
LIFO	41	(1,961)	392	783	(745)
Closed store lease costs	583	187	(129)	1,146	1,787
Asset impairments	1,725	591	—	—	2,316
Gains on sale of real estate	(218)	(338)	(82)	(14)	(652)
Subsequent cash payments on non-cash charges	(602)	(598)	(565)	(625)	(2,390)
Special charge	—	—	—	36,494	36,494
Curtailment of post retirement plan	—	(4,004)	—	—	(4,004)
Total Consolidated EBITDA	$37,989	31,907	24,235	28,622	122,753

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures.  At June 18, 2005, we had seven outstanding interest rate swap agreements which call for an exchange of interest payments with us making payments based on fixed rates for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based.  The agreements commenced and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate
$50,000	12/13/2004	12/13/2005	2.985%
40,000	12/13/2004	12/13/2005	3.010%
50,000	12/13/2004	12/13/2005	2.992%
45,000	12/13/2005	12/13/2006	3.809%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2006	12/13/2007	4.095%
30,000	12/13/2006	12/13/2007	4.100%

We are also using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel.  The outstanding commodity swap agreements hedge approximately 37.5% of our expected fuel usage for the periods set forth in the swap agreements.  At June 18, 2005, we had two outstanding commodity swap agreements which commenced and expire as follows:

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

 In addition, achieving the expected benefits of the Business we acquired from Roundy’s will depend in large part on factors such as our ability to successfully integrate its operations and personnel in a timely and efficient manner and to retain the customer base of the acquired Business.  If we cannot successfully integrate these operations and retain its customer base, we may experience material adverse consequences to our results of operations and financial condition.  The integration of separately managed businesses operating in different markets involves a number of risks, including, but not limited to, the following:

•                  the diversion of our management’s attention from the management of daily operations to the integration of these new operations;

•                  demands on management related to the significant increase in our size after the acquisition of operations;

•                  difficulties in the assimilation of different corporate cultures and business practices, such as those involving vendor promotions, and of geographically dispersed personnel and operations;

•                  difficulties in the integration of departments, information technology systems, accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies;

•                  the potential loss of key personnel from the new operations we are acquiring; and

•                  expenses of any undisclosed liabilities, such as those involving environmental or legal matters.

Successful integration of these new operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offering and expanded geographic market coverage, maintain the customer base and, to some degree, eliminate redundant and excess costs.

The anticipated benefits or cost savings opportunities from the acquisition of the Business are based on projections and assumptions, including that all counter-parties to material contracts with the acquired businesses who have the right to consent to the transfer of those contracts to us will give such consent, all of which are subject to change.  We may not realize any of the anticipated benefits or savings from the acquisition to the extent or in the time frame anticipated, if at all, or such benefits and savings may require higher costs than anticipated.

You should carefully consider each cautionary factor and all of the other information in this report.  We undertake no obligation to revise or update publicly any forward-looking statements.  You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued Statement No. 123(R) (Revised 2004), “Share-Based Payment”.  The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements.  With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards will be re-measured each reporting period.  Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, however early adoption is allowed.  We expect to adopt the provisions of the new statement in the first quarter of fiscal 2006.  We do not currently expect that the impact on net income on a full year basis will be significantly different from the historical pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in our January 1, 2005 Form 10-K under Note (1) – “Summary of Significant Accounting Policies.”

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

PART II - OTHER INFORMATION

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)                                  The following table summarizes purchases of Nash Finch common stock by the trustee of the Nash Finch Company Deferred Compensation Plans Trust during the second quarter 2005.  All such purchases reflect the reinvestment by the trustee of dividends paid during the first and second quarters of 2005 on shares of the Company’s common stock held in the Trust.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under plans or programs
Month 1 (March 27 to April 23, 2005)	—	—	—	—
Month 2 (April 24 to May 21, 2005)	—	—	—	—
Month 3 (May 22 to June 18, 2005)	466	$33.96	(1)	(1)
Total	466	$33.96	(1)	(1)

(1)                                  The Nash Finch Company Deferred Compensation Plans Trust Agreement requires that dividends paid on Company common stock held in the Trust be reinvested in additional shares of such common stock.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)                                  The Company held its Annual Meeting of Stockholders on May 10, 2005.

(c)                                  (1)  Election of Directors

Five individuals were nominated by the Board to serve as Class C directors for three-year terms expiring at the 2008 annual meeting of stockholders, and one individual was nominated by the Board to serve as a Class A director for a two-year term expiring at the 2007 annual meeting of stockholders.  All six nominees were elected, with the results of votes of stockholders as follows:

	Votes For	Votes Withheld
Class C Director Nominees
Carole F. Bitter	10,113,100	1,258,321
John H. Grunewald	10,105,939	1,265,482
Douglas A. Hacker	10,381,192	990,229
William R. Voss	10,160,430	1,210,991
William H. Weintraub	10,214,989	1,156,432

Class A Director Nominee
Mickey P. Foret	10,379,388	992,033

(2)  Amendments to 2000 Stock Incentive Plan:

Stockholders also approved a Board proposal to amend the Nash Finch Company 2000 Stock Incentive Plan to enable the Company to implement a performance-based long-term incentive program, including an amendment to increase the number of shares reserved for issuance under that Plan by 1,000,000 shares.  The results of the vote were as follows:

	For	Against	Abstain	Broker Non-Vote
Approval of Amendments	6,649,187	2,040,712	148,923	2,532,598

ITEM 6.  EXHIBITS

Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

10.1

Nash-Finch Company 2000 Stock Incentive Plan (as amended February 22, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed May 12, 2005
(Registration No. 333-124863)).

10.2

Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards (incorporated by reference to Appendix I to the Company’s Proxy Statement for its Annual meeting of Stockholders held May 10, 2005, filed March 21, 2005 (File No. 0-785)).

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

NASH-FINCH COMPANY
Registrant

Date: July 21, 2005	By /s/ Ron Marshall
Ron Marshall
Chief Executive Officer

Date: July 21, 2005	By /s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Twelve Weeks Ended June 18, 2005

Exhibit No.	Item	Method of Filing

10.1	Nash-Finch Company 2000 Stock Incentive Plan (as amended February 22, 2005)	Incorporated by reference (IBR)

10.2	Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards	IBR

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed electronically herewith (E)

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	Furnished electronically herewith