Form 10-Q
period 2005-10-08
NASH FINCH CO
filed 2005-11-10
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the sixteen weeks ended October 8, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2005 13,226,933 shares of Common Stock of the Registrant were outstanding.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004
Sales	$1,464,781	1,191,187	3,432,271	2,977,034

Cost and expenses:
Cost of sales	1,332,836	1,063,911	3,105,580	2,652,446
Selling, general and administrative	91,569	84,612	230,456	229,973
Special charge	—	—	(1,296)	36,494
Depreciation and amortization	14,357	11,615	33,345	31,571
Interest expense	7,919	8,429	18,684	21,812

Total costs and expenses	1,446,681	1,168,567	3,386,769	2,972,296

Earnings before income taxes	18,100	22,620	45,502	4,738

Income tax expense	7,059	8,022	17,746	1,048

Net earnings	$11,041	14,598	27,756	3,690

Net earnings per share:

Basic earnings per share	$0.85	1.17	2.16	0.30

Diluted earnings per share	$0.83	1.15	2.12	0.29

Cash dividends per common share	$0.180	0.135	0.495	0.405

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,004	12,486	12,836	12,398
Diluted	13,233	12,681	13,117	12,581
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except per share amounts)

	October 8,	January 1,	October 9,
	2005	2005	2004
	(unaudited)		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,064	5,029	1,142
Accounts and notes receivable, net	200,134	157,397	159,709
Inventories	297,664	213,343	223,144
Prepaid expenses	16,110	15,524	13,858
Deferred tax assets	16,171	9,294	8,547

Total current assets	531,143	400,587	406,400

Investments in marketable securities	751	1,661	1,545
Notes receivable, net	22,353	26,554	28,953
Property, plant and equipment:
Land	19,423	21,289	22,146
Buildings and improvements	192,545	155,906	156,675
Furniture, fixtures and equipment	313,828	300,432	312,848
Leasehold improvements	69,698	71,907	71,499
Construction in progress	2,008	1,784	2,269
Assets under capitalized leases	40,171	40,171	41,060

	637,673	591,489	606,497
Less accumulated depreciation and amortization	(391,708)	(377,820)	(386,440)

Net property, plant and equipment	245,965	213,669	220,057

Goodwill	244,582	147,435	147,575
Customer contracts & relationships	36,705	4,059	4,379
Investment in direct financing leases	10,173	10,876	11,093
Deferred tax asset, net	—	2,560	—
Other assets	13,532	8,227	7,403

Total assets	$1,105,204	815,628	827,405

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$12,390	11,344	9,062
Current maturities of long-term debt and capitalized lease obligations	4,337	5,440	5,208
Accounts payable	246,673	180,359	196,804
Accrued expenses	79,602	72,200	87,883
Income taxes payable	7,601	10,819	8,591

Total current liabilities	350,603	280,162	307,548

Long-term debt	381,617	199,243	198,719
Capitalized lease obligations	38,170	40,360	41,062
Deferred tax liability, net	3,436	—	879
Other liabilities	21,067	21,935	17,527
Commitments and contingencies	—	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,208, 12,657 and 12,419 shares, respectively	22,014	21,096	20,699
Additional paid-in capital	46,891	34,848	32,067
Restricted stock	(109)	(224)	(277)
Common stock held in trust	(1,838)	(1,652)	—
Deferred compensation obligations	1,838	1,652	—
Accumulated other comprehensive income	(3,325)	(5,262)	(4,745)
Retained earnings	245,046	223,676	214,123

	310,517	274,134	261,867

Less cost of 11, 11 and 10 shares of common stock in treasury, respectively	(206)	(206)	(197)

Total stockholders’ equity	310,311	273,928	261,670

Total liabilities and stockholders’ equity	$1,105,204	815,628	827,405

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Forty Weeks Ended
	October 8,	October 9,
	2005	2004
Operating activities:
Net earnings	$27,756	3,690
Adjustments to reconcile net income to net cash provided by operating activities:
Special charge	(1,296)	36,494
Depreciation and amortization	33,345	31,571
Amortization of deferred financing costs	865	886
Amortization of rebatable loans	2,257	2,275
Provision for bad debts	1,149	2,645
Deferred income tax	(881)	(8,300)
Gain on sale of property and equipment	(1,865)	(3,960)
LIFO charge	1,176	2,218
Asset impairments	4,319	—
Other	2,980	1,773
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(10,035)	(15,273)
Inventories	(40,288)	10,927
Prepaid expenses	(328)	1,278
Accounts payable	28,525	30,062
Accrued expenses	3,963	(4,241)
Income taxes payable	(3,218)	(2,023)
Other assets and liabilities	(1,629)	5,293

Net cash provided by operating activities	46,795	95,315

Investing activities:
Disposal of property, plant and equipment	11,033	10,940
Additions to property, plant and equipment	(15,930)	(14,748)
Business acquired, net of cash	(226,351)	—
Loans to customers	(1,570)	(3,113)
Payments from customers on loans	3,760	2,504
Purchase of marketable securities	(2,064)	(2,583)
Sale of marketable securities	2,827	1,113
Corporate owned life insurance, net	(1,498)	—
Other	148	(55)

Net cash used in investing activities	(229,645)	(5,942)

Financing activities:

Proceeds (payments) of revolving debt	38,200	(81,100)
Dividends paid	(6,387)	(4,985)
Proceeds from exercise of stock options	9,521	2,888
Proceeds from employee stock purchase plan	567	654
Proceeds from long-term debt	150,087	—
Payments of long-term debt	(7,176)	(2,220)
Payments of capitalized lease obligations	(2,031)	(1,937)
Decrease in outstanding checks	1,046	(14,288)
Payments of deferred finance costs	(4,942)	—

Net cash provided (used) by financing activities	178,885	(100,988)

Net decrease in cash	(3,965)	(11,615)
Cash at beginning of period	5,029	12,757

Cash at end of period	$1,064	1,142

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
October 8, 2005
Note 1 — Basis of Presentation
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
     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of the Company and its subsidiaries at October 8, 2005, January 1, 2005 and October 9, 2004, and the results of operations for the sixteen and forty weeks ended October 8, 2005 and October 9, 2004 and changes in cash flows for the forty weeks ended October 8, 2005 and October 9, 2004. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications between selling, general and administrative and interest expenses have been reflected in the consolidated statements of income for the sixteen and forty weeks ended October 8, 2005 and October 9, 2004. Certain reclassifications were made between customer contracts & relationships and other assets as of October 9, 2004. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period.
Note 2 — Acquisition
     On March 31, 2005, Nash Finch completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (“Roundy’s”) out of two distribution centers located in Lima, Ohio and Westville, Indiana, the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio, and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”). Nash Finch also assumed certain trade payables and accrued expenses associated with the assets being acquired, but did not assume any indebtedness in connection with the acquisition. The aggregate purchase price paid was $225.7 million in cash, and is subject to customary post-closing adjustments based upon changes in the net assets of the Business. Nash Finch financed the acquisition by using cash on hand, $70.0 million of borrowings under its senior secured credit facility, and proceeds from the private placement of $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035, the borrowings and the sale of notes referred to as the “financing transactions.”

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

Total current assets	$77,529
Notes receivable, net	1,134
Net property, plant & equipment	59,016
Customer contracts & relationships	34,600
Goodwill	98,013
Liabilities	(44,577)

Total preliminary purchase price allocation	$225,715

The foregoing allocation of the purchase price is preliminary and is subject to change.
Pro forma financial information
     The unaudited pro forma financial information in the table below combines the historical results for Nash Finch and the historical results for the Business for the sixteen and forty week periods ended October 8, 2005 and October 9, 2004, after giving effect to the acquisition by Nash Finch of the Business and the financing transactions described above as of the beginning of each of the periods presented. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.
     The following pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and the Business.

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
(in thousands, except per share data)	2005	2004	2005	2004
Total revenues	$1,464,781	1,442,289	3,637,166	3,665,594
Net income	11,041	15,970	29,659	7,586
Basic net income per share	0.85	1.28	2.31	0.61
Diluted net income per share	0.83	1.26	2.26	0.60
Note 3 — Inventories
     The Company uses the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $49.1 million, $47.9 million and $46.6 million higher at October 8, 2005, January 1, 2005 and October 9, 2004, respectively. For the sixteen and forty weeks ended October 8, 2005 the Company recorded LIFO (credits) charges of $(0.2) million and $1.2 million, respectively, compared to $1.0 million and $2.2 million, respectively, for the sixteen and forty weeks ended October 9, 2004.

Note 4 — Stock Option Plans
     As permitted by the provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation”, the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation. As a result, the Company does not recognize compensation costs if the option price equals or exceeds the market price at the date of grant. The following table illustrates the effect on net income and earnings per share for the sixteen and forty weeks ended October 8, 2005 and October 9, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004
Reported net earnings	$11,041	14,598	27,756	3,690
Add: stock-based compensation expense from restricted stock plan and long term incentive plan included in net earnings	162	70	740	198
Deduct: stock-based compensation expense from restricted stock plan and long term incentive plan under fair value method, net of tax	(151)	(70)	(713)	(198)
Deduct: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(127)	(364)	(475)	(790)

Adjusted net earnings	$10,925	14,234	27,308	2,900

Reported basic earnings per share	$0.85	1.17	2.16	0.30

Adjusted basic earnings per share	$0.84	1.14	2.13	0.23

Reported diluted earnings per share	$0.83	1.15	2.12	0.29

Adjusted diluted earnings per share	$0.83	1.12	2.08	0.23

Note 5 — Other Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2005	2004	2005	2004
Net earnings	$11,041	14,598	27,756	3,690
Change in fair value of available-for-sale securities, net of tax	(2)	33	(89)	33
Change in fair value of derivative, net of tax	525	450	2,026	1,192

Comprehensive income	$11,564	15,081	29,693	4,915

     During 2005 and 2004, other comprehensive income consisted of market value adjustments to reflect available-for-sale securities and derivative instruments at fair value, pursuant to SFAS Nos. 115 and 133, respectively. As of October 8, 2005 all derivatives are designated as cash flow hedges for interest and fuel rates. All investments in available-for-sale securities held by the Company are amounts held in a rabbi trust in connection with the deferred compensation arrangement described below.
Rabbi Trust
     The Company offers deferred compensation arrangements, which allow certain employees, officers, and directors to defer a portion of their earnings. The deferred compensation funds are invested in a rabbi trust. The rabbi trust is accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events other than bankruptcy, such as a change in control or a shortage of cash flow. The investment in the rabbi trust is classified as an investment in available-for-sale securities included in other assets on the consolidated balance sheet.
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
Note 6 — Long-term Debt and Bank Credit Facilities
     On February 22, 2005, the Company entered into a First Amendment to its Credit Agreement, dated as of November 12, 2004, with the lenders party to that Credit Agreement and Deutsche Bank Trust Company Americas, as Administrative Agent. Subject to the terms and conditions therein, the First Amendment generally amended the Credit Agreement so as to permit the Company to enter into an Asset Purchase Agreement to acquire certain distribution centers and other assets from Roundy’s and to close and finance that acquisition, as described in Note 2 above.
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
     In connection with the closing of the sale of the notes, the Company entered into a registration rights agreement with the initial purchasers of the notes. In accordance with that agreement, the Company filed with the Securities and Exchange Commission on July 13, 2005 a shelf registration statement covering resales by security holders of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was declared effective by the Securities and Exchange Commission on October 5, 2005.
Note 7 — Special Charge
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
     During the second fiscal quarter of 2005, the Company decided to continue to operate the three Denver AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to the stores, partially offset by a $0.2 million change in estimate for one other property.

     Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write-	Write-
	Down of	Down of			Other
	Tangible	Intangible	Lease		Exit
	Assets	Assets	Commitments	Severance	Costs	Total
Initial accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701

Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(1,719)	—	(32)	(220)

Balance October 8, 2005	$—	—	7,990	—	195	8,185

     As of October 8, 2005, the Company believes the remaining reserves are adequate.
Note 8 — Recently Adopted and Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123(R) (Revised 2004), “Share-Based Payment.” The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, however early adoption is allowed. The Company expects to adopt the provisions of the new statement in the first quarter of fiscal 2006 and does not expect the impact on net income on a full year basis will be significantly different from the historical pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in the Company’s Form 10-K for the fiscal year ended January 1, 2005 under Note (1) — “Summary of Significant Accounting Policies,” and under Note 4 discussed above.
     On March 29, 2005 the SEC issued Staff Accounting Bulletin (SAB) 107 to provide guidance in applying the provisions of SFAS No. 123(R). The SAB describes SEC expectations in determining assumptions that underlie the fair value estimates. The provisions of the SAB are not expected to result in significant differences between compensation expense recognized upon adoption of SFAS 123(R) and the pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in the Company’s Form 10-K for the fiscal year ended January 1, 2005 under Note (1) — “Summary of Significant Accounting Policies,” and under Note 4 discussed above.

Note 9 — Segment Reporting
A summary of the major segments of the business is as follows:
(In thousands)
Sixteen weeks ended October 8, 2005

	Food
	Distribution	Military	Retail	Totals

Revenue from external customers	$886,322	353,488	224,971	1,464,781
Inter-segment revenue	114,439	—	—	114,439
Segment profit	29,302	11,644	7,043	47,989
Sixteen weeks ended October 9, 2004

	Food
	Distribution	Military	Retail	Totals

Revenue from external customers	$610,850	338,495	241,842	1,191,187
Inter-segment revenue	121,995	—	—	121,995
Segment profit	22,666	10,806	10,802	44,274
Forty weeks ended October 8, 2005

	Food
	Distribution	Military	Retail	Totals

Revenue from external customers	$1,984,425	884,778	563,068	3,432,271
Inter-segment revenue	288,478	—	—	288,478
Segment profit	66,217	30,006	18,683	114,906
Forty weeks ended October 9, 2004

	Food
	Distribution	Military	Retail	Totals

Revenue from external customers	$1,491,173	847,361	638,500	2,977,034
Inter-segment revenue	319,263	—	—	319,263
Segment profit	54,857	27,628	17,227	99,712

Reconciliation to statements of operations:
(In thousands)
Sixteen weeks ended October 8, 2005 and October 9, 2004

	2005	2004
Profit and loss
Total profit for segments	$47,989	44,274
Unallocated amounts:
Adjustment of inventory to LIFO	229	(1,043)
Unallocated corporate overhead	(30,118)	(20,611)
Special charge	—	—

Earnings before income taxes	$18,100	22,620

Forty weeks ended October 8, 2005 and October 9, 2004

	2005	2004
Profit and loss
Total profit for segments	$114,906	99,712
Unallocated amounts:
Adjustment of inventory to LIFO	(1,176)	(2,218)
Unallocated corporate overhead	(69,524)	(56,262)
Special charge	1,296	(36,494)

Earnings before income taxes	$45,502	4,738

Note 10 — Guarantees
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
     The Company has guaranteed the debt and lease obligations of certain of its food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would be unconditionally liable for the outstanding balance of their debt and lease obligations ($9.4 million as of October 8, 2005), which would be due in accordance with the underlying agreements. All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FIN 45.
     The Company has also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, the Company estimates its maximum potential obligation with respect to the assigned leases to be $23.5 million as of October 8, 2005.

Note 11 — Pension and Other Post-Retirement Benefits
     The following tables present the components of the Company’s pension and postretirement net periodic benefit cost for the sixteen and forty weeks ended October 8, 2005 and October 9, 2004 (in thousands):
Sixteen Weeks Ended October 8, 2005 and October 9, 2004

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	—	—	—
Interest cost	577	594	49	71
Expected return on plan assets	(528)	(539)	—	—
Amortization of prior service cost	(4)	(4)	(7)	(8)
Recognized actuarial loss	49	41	—	15

Net periodic benefit cost	$94	92	42	78

Forty Weeks Ended October 8, 2005 and October 9, 2004

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$—	1	—	4
Interest cost	1,732	1,782	147	223
Expected return on plan assets	(1,583)	(1,617)	—	—
Amortization of prior service cost	(11)	(11)	(22)	(23)
Recognized actuarial loss	149	122	—	55

Net periodic benefit cost	$287	277	125	259

     Weighted-average assumptions used to determine net periodic benefit cost for the sixteen and forty weeks ending October 8, 2005 and October 9, 2004 were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted-average assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	4.00%	4.00%	—	—
     Total contributions to the Company’s pension plan in 2005 are expected to be $0.
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

Note 12 — Subsidiary Guarantees
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
     The guarantor subsidiaries are 100% owned subsidiaries of the Company. Condensed consolidating financial information for the Company and its guarantor subsidiaries is as follows:
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidating Statements of Income
Sixteen Weeks Ended October 8, 2005
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Sales	$967,022	533,353	7,517	(43,111)	1,464,781

Cost and expenses:
Cost of sales	879,570	490,534	5,843	(43,111)	1,332,836
Selling, general and administrative	55,827	34,296	1,446	—	91,569
Depreciation and amortization	8,654	5,622	81	—	14,357
Equity in consolidated subsidiaries	(619)	—	—	619	—
Interest expense	5,886	2,036	(3)	—	7,919

Total cost and expenses	949,318	532,488	7,367	(42,492)	1,446,681

Earnings (loss) before income taxes	17,704	865	150	(619)	18,100

Income tax expense	6,663	396	—	—	7,059

Net earnings	$11,041	469	150	(619)	11,041

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidating Statements of Income
Forty Weeks Ended October 8, 2005
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Sales	$2,388,003	1,134,798	18,837	(109,367)	3,432,271

Cost and expenses:
Cost of sales	2,163,252	1,037,263	14,432	(109,367)	3,105,580
Selling, general and administrative	147,428	79,386	3,642	—	230,456
Special charge	(1,296)	—	—	—	(1,296)
Depreciation and amortization	21,291	11,857	197	—	33,345
Equity in consolidated subsidiaries	(1,675)	—	—	1,675	—
Interest expense	14,572	4,105	7	—	18,684

Total cost and expenses	2,343,572	1,132,611	18,278	(107,692)	3,386,769

Earnings (loss) before income taxes	44,431	2,187	559	(1,675)	45,502

Income tax expense	16,675	1,071	—	—	17,746

Net earnings	$27,756	1,116	559	(1,675)	27,756

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidating Statements of Income
Sixteen Weeks Ended October 9, 2004
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Sales	$945,974	286,493	7,882	(49,162)	1,191,187

Cost and expenses:
Cost of sales	856,510	251,909	5,928	(50,436)	1,063,911
Selling, general and administrative	51,477	30,373	1,488	1,274	84,612
Depreciation and amortization	5,991	5,559	65	—	11,615
Equity in consolidated subsidiaries	769	—	—	(769)	—
Interest expense	8,046	372	11	—	8,429

Total cost and expenses	922,793	288,213	7,492	(49,931)	1,168,567

Earnings (loss) before income taxes	23,181	(1,720)	390	769	22,620

Income tax expense	8,583	(561)	—	—	8,022

Net earnings	$14,598	(1,159)	390	769	14,598

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidating Statements of Income
Forty Weeks Ended October 9, 2004
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Sales	$2,360,490	722,611	19,664	(125,731)	2,977,034

Cost and expenses:
Cost of sales	2,126,700	638,007	14,744	(127,005)	2,652,446
Selling, general and administrative	148,076	76,852	3,771	1,274	229,973
Special charge	36,494	—	—	—	36,494
Depreciation and amortization	21,252	10,152	167	—	31,571
Equity in consolidated subsidiaries	1,588	—	—	(1,588)	—
Interest expense	20,734	1,046	32	—	21,812

Total cost and expenses	2,354,844	726,057	18,714	(127,319)	2,972,296

Earnings before income taxes	5,646	(3,446)	950	1,588	4,738

Income tax expense	1,956	(908)	—	—	1,048

Net earnings	$3,690	(2,538)	950	1,588	3,690

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
October 8, 2005
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$620	404	40	—	1,064
Accounts and notes receivable, net	137,286	64,531	143	(1,826)	200,134
Accounts receivable (payable) subsidiaries	121,815	(123,159)	1,344	—	—
Inventories	152,233	143,520	1,911	—	297,664
Prepaid expenses	14,396	1,697	17	—	16,110
Deferred tax assets	20,036	(3,865)	—	—	16,171

Total current assets	446,386	83,128	3,455	(1,826)	531,143

Investments in affiliates	200,619	—	—	(200,619)	—
Investments in marketable securities	751	—	—	—	751
Notes receivable, net	14,591	7,762	—	—	22,353

Net property, plant and equipment	120,862	123,785	1,318	—	245,965

Goodwill	30,642	211,816	2,124	—	244,582
Customer contracts & relationships	4,272	32,433	—	—	36,705
Investment in direct financing leases	2,470	7,703	—	—	10,173
Deferred tax assets, net	—	—	—	—	—
Other assets	13,532	—	—	—	13,532

Total assets	$834,125	466,627	6,897	(202,445)	1,105,204

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$12,390	—	—	—	12,390
Current maturities of long-term debt and capitalized lease obligations	1,242	2,781	314	—	4,337
Accounts payable	170,732	77,323	444	(1,826)	246,673
Accrued expenses	71,237	8,074	291	—	79,602
Income taxes payable	7,611	(10)	—	—	7,601

Total current liabilities	263,212	88,168	1,049	(1,826)	350,603

Long-term debt	223,962	157,544	111	—	381,617
Capitalized lease obligations	26,167	12,003	—	—	38,170
Deferred tax liability, net	(7,971)	11,407	—	—	3,436
Other liabilities	18,444	2,119	504	—	21,067
Stockholders’ equity	310,311	195,386	5,233	(200,619)	310,311

Total liabilities and stockholders’ equity	$834,125	466,627	6,897	(202,445)	1,105,204

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
January 1, 2005
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$4,543	162	324	—	5,029

Accounts and notes receivable, net	123,431	34,354	145	(533)	157,397
Accounts receivable (payable) subsidiaries	43,688	(45,827)	2,139	—	—
Inventories	135,661	75,707	1,975	—	213,343
Prepaid expenses	14,061	1,460	3	—	15,524
Deferred tax assets	14,749	(5,455)	—	—	9,294

Total current assets	336,133	60,401	4,586	(533)	400,587

Investments in affiliates	200,619	—	—	(200,619)	—
Investments in marketable securities	1,661	—	—	—	1,661
Notes receivable, net	18,141	8,413	—	—	26,554

Net property, plant and equipment	135,045	77,150	1,474	—	213,669

Goodwill	30,643	114,689	2,103	—	147,435
Customer contracts & relationships	4,045	14	—	—	4,059
Investment in direct financing leases	2,494	8,382	—	—	10,876
Deferred tax asset, net	12,195	(9,635)	—	—	2,560
Other assets	8,227	—	—	—	8,227

Total assets	$749,203	259,414	8,163	(201,152)	815,628

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$11,344	—	—	—	11,344
Current maturities of long-term debt and capitalized lease obligations	1,858	3,113	469	—	5,440
Accounts payable	146,548	33,783	561	(533)	180,359
Accrued expenses	66,913	5,029	258	—	72,200
Income taxes payable	10,819	—	—	—	10,819

Total current liabilities	237,482	41,925	1,288	(533)	280,162

Long-term debt	190,902	8,033	308	—	199,243
Capitalized lease obligations	27,092	13,268	—	—	40,360
Other liabilities	19,799	1,495	641	—	21,935
Stockholders’ equity	273,928	194,693	5,926	(200,619)	273,928

Total liabilities and stockholders’ equity	$749,203	259,414	8,163	(201,152)	815,628

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidating Balance Sheets
October 9, 2004
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Assets
Current assets:
Cash and cash equivalents	$680	419	43	—	1,142
Accounts and notes receivable, Net	121,946	38,412	142	(791)	159,709
Accounts receivable (payable) subsidiaries	46,115	(47,655)	1,540	—	—
Inventories	145,581	75,707	1,856	—	223,144
Prepaid expenses	12,743	1,108	7	—	13,858
Deferred tax assets	14,538	(5,991)	—	—	8,547

Total current assets	341,603	62,000	3,588	(791)	406,400

Investments in affiliates	196,283	—	—	(196,283)	—
Investments in marketable securities	1,545	—	—	—	1,545
Notes receivable, net	22,432	6,521	—	—	28,953

Net property, plant and equipment	139,262	79,380	1,415	—	220,057

Goodwill	30,643	114,829	2,103	—	147,575
Customer contracts & relationships	4,361	18	—	—	4,379
Investments in direct financing leases	2,501	8,592	—	—	11,093
Deferred tax assets, net	—	—	—	—	—
Other assets	7,253	150	—	—	7,403

Total assets	$745,883	271,490	7,106	(197,074)	827,405

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$9,062	—	—	—	9,062
Current maturities of long-term debt and capitalized lease obligations	1,713	3,026	469	—	5,208
Accounts payable	158,277	38,848	470	(791)	196,804
Accrued expenses	82,640	5,039	204	—	87,883
Income taxes payable	8,591	—	—	—	8,591

Total current liabilities	260,283	46,913	1,143	(791)	307,548

Long-term debt	189,669	8,625	425	—	198,719
Capitalized lease obligations	27,378	13,684	—	—	41,062
Deferred tax liability, net	(8,694)	9,573	—	—	879
Other liabilities	15,577	1,486	464	—	17,527
Stockholders’ equity	261,670	191,209	5,074	(196,283)	261,670

Total liabilities and stockholders’ equity	$745,883	271,490	7,106	(197,074)	827,405

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Forty Weeks Ended October 8, 2005
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Operating activities:
Net cash (used in) provided by operating activities	$(33,217)	79,874	138	—	46,795

Investing activities:
Disposal of property, plant and equipment	9,526	1,507	—	—	11,033
Additions to property, plant and equipment	(11,918)	(3,942)	(70)	—	(15,930)
Business acquired, net of cash	(668)	(225,683)	—	—	(226,351)
Loans to customers	(1,570)	—	—	—	(1,570)
Payments from customers on loans	3,260	500	—	—	3,760
Purchase of marketable securities	(2,064)	—	—	—	(2,064)
Sale of marketable securities	2,827	—	—	—	2,827
Corporate owned life insurance, net	(1,498)	—	—	—	(1,498)
Other	148	—	—	—	148

Net cash used in investing activities	(1,957)	(227,618)	(70)	—	(229,645)

Financing activities:
Proceeds of revolving debt	38,200	—	—	—	38,200
Dividends paid	(6,387)	—	—	—	(6,387)
Proceeds from exercise of stock options	9,521	—	—	—	9,521
Proceeds from employee stock purchase plan	567	—	—	—	567
Proceeds of long term debt		150,087	—	—	150,087
Payments of long-term debt	(5,935)	(889)	(352)	—	(7,176)
Payments of capitalized lease obligations	(819)	(1,212)	—	—	(2,031)
Decrease in outstanding checks	1,046	—	—	—	1,046
Payment of deferred financing costs	(4,942)	—	—	—	(4,942)

Net cash provided by (used in) financing activities	31,251	147,986	(352)	—	178,885

Net (decrease) increase in cash	(3,923)	242	(284)	—	(3,965)
Cash at beginning of year	4,543	162	324	—	5,029

Cash at end of year	$620	404	40	—	1,064

NASH FINCH COMPANY AND SUBSIDIARIES
Condensed Consolidating Statements of Cash Flows
Forty Weeks Ended October 9, 2004
(in thousands)

			Non-		Nash Finch
	Nash	Guarantor	Guarantor	Consolidation	Company &
	Finch	Subsidiaries	Subsidiaries	Adjustments	Subsidiaries
Operating activities:
Net cash provided by operating activities	$91,489	3,729	97	—	95,315

Investing activities:
Disposal of property, plant and equipment	6,360	4,580	—	—	10,940
Additions to property, plant and equipment	(11,958)	(2,724)	(66)	—	(14,748)
Loans to customers	(3,113)	—	—	—	(3,113)
Payments from customers on loans	2,404	100	—	—	2,504
Purchase of marketable securities	(2,583)	—	—	—	(2,583)
Sale of marketable securities	1,113	—	—	—	1,113
Other	(55)	—	—	—	(55)

Net cash (used in) provided by investing activities	(7,832)	1,956	(66)	—	(5,942)

Financing activities:
Payments of bank credit facility debt	(81,100)	—	—	—	(81,100)
Dividends paid	(4,985)	—	—	—	(4,985)
Proceeds from exercise of stock options	2,888	—	—	—	2,888
Proceeds from employee stock purchase plan	654	—	—	—	654
Payments of long-term debt	(969)	(899)	(352)	—	(2,220)
Payments of capitalized lease obligations	(719)	(1,218)	—	—	(1,937)
Decrease in outstanding checks	(10,928)	(3,360)	—	—	(14,288)

Net cash used in financing activities	(95,159)	(5,477)	(352)	—	(100,988)

Net (decrease) increase in cash	(11,502)	208	(321)	—	(11,615)
Cash at beginning of year	12,182	211	364	—	12,757

Cash at end of year	$680	419	43	—	1,142

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We are the second largest publicly traded wholesale food distribution company in the United States. Our business consists of three primary operating segments: food distribution, military food distribution and food retailing. The four cornerstones of our strategy are to (i) take advantage of new business opportunities with new and existing food distribution customers to strengthen our position as one of the leading wholesale choices; (ii) increase our market position as a leading military food distributor and extend our customer base and product offerings; (iii) improve returns from our existing retail operations; and (iv) drive shareholder value through debt reduction and return of cash to shareholders through regular dividend payments. In addition, we may from time to time identify and evaluate acquisition opportunities in our food distribution and military food distribution segments to the extent we believe such opportunities present strategic benefits to those segments and can be achieved in a cost-effective manner
     Our food distribution segment sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast regions of the United States. On March 31, 2005 we completed the purchase from Roundy’s of the net assets, including customer contracts, of Roundy’s wholesale food distribution divisions in Westville, Indiana and Lima, Ohio and two retail stores in Ironton, Ohio and Van Wert, Ohio for approximately $225.7 million, subject to customary post-closing adjustments. The Westville and Lima divisions represent approximately $1.0 billion in annual food distribution sales, servicing over five hundred customers principally in Indiana, Illinois, Ohio and Michigan. No facility closures are expected given the strategic fit of these distribution centers into the Nash Finch network. To finance this acquisition, we sold $150.1 million in aggregate gross proceeds of senior subordinated convertible notes due 2035, borrowed $70 million under the revolving credit portion of our senior secured credit facility and used cash on hand.
     We believe the acquisition of the Lima and Westville divisions provides a uniquely valuable strategic opportunity for us to further leverage our existing relationships in the regions in which these divisions operate and to grow our food distribution business in a cost-effective manner. The demands of integrating this acquisition have, however, diverted attention and resources from our day-to-day operational execution and made us less aggressive in managing our core business, as discussed below. In addition, some elements of the logistical and technical integration have fallen behind schedule, necessitating the shift of additional resources to those tasks. In combination, these factors have temporarily affected margins and delayed the realization of the financial benefit of the synergies inherent in this acquisition.
     Our military food distribution segment contracts with vendors to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico, Iceland and the Azores. We are the largest distributor of grocery products to U.S. military commissaries, with over 30 years of experience acting as a distributor to U.S. military commissaries.

     Our retail segment operated 80 corporate-owned stores primarily in the Upper Midwest as of October 8, 2005. Predominantly due to intensely competitive conditions, same store sales in our retail business have declined since 2002, although the declines have moderated in more recent periods. We have taken and expect to take initiatives of varying scope and duration to improve our response to and performance under these difficult competitive conditions. To complement these initiatives, we completed during the second quarter of 2004 a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. Consequently, we closed or sold 18 stores at the end of the second quarter of 2004. We continue to evaluate and assess strategic alternatives for retail stores that do not provide attractive returns. As a result of this process, we closed or sold ten additional stores since the second quarter of 2004. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may have to recognize additional impairments of long-lived assets and an impairment of goodwill associated with our retail segment. In addition, we may be compelled to close or sell additional retail stores, and may incur restructuring or other charges in connection with such closure or sales activities.
     During the third quarter of 2005, Ron Marshall, our chief executive officer and a member of our Board of Directors, advised us that he will resign as of March 2, 2006 from those positions. The Board has formed a search committee and retained an executive search firm to assist it in identifying suitable candidates for Mr. Marshall’s replacement.
Results of Operations
     The following discussion compares our operating results for the sixteen and forty weeks ended October 8, 2005 and the sixteen and forty weeks ended October 9, 2004.
Sales
     The following tables summarize our sales activity for the sixteen weeks ended October 8, 2005 compared to the sixteen weeks ended October 9, 2004 (dollars in millions):

	2005			2004
		Percent	Percent		Percent
Segment sales:	Sales	of Sales	Change	Sales	of Sales
Food Distribution	$886.3	60.5%	45.1%	$610.9	51.3%
Military	353.5	24.1%	4.4%	338.5	28.4%
Retail	225.0	15.4%	(7.0)%	241.8	20.3%

Total Sales	$1,464.8	100.0%	23.0%	$1,191.2	100.0%

     The following tables summarize our sales activity for the forty weeks ended October 8, 2005 compared to the forty weeks ended October 9, 2004 (dollars in millions):

	2005			2004
		Percent	Percent		Percent
Segment sales:	Sales	of Sales	Change	Sales	of Sales
Food Distribution	$1,984.4	57.8%	33.1%	$1,491.2	50.1%
Military	884.8	25.8%	4.4%	847.3	28.5%
Retail	563.1	16.4%	(11.8)%	638.5	21.4%

Total Sales	$3,432.3	100.0%	15.3%	$2,977.0	100.0%

     The increase in food distribution sales for the sixteen and forty weeks ended October 8, 2005 was primarily due to the acquisition of the Lima and Westville divisions, which added $244.2 million and $429.0 million, or 88.6% and 87.0% of the sales increase, respectively. The remainder of the sales increase was primarily related to new accounts, partially offset by customer attrition.
     The increase in military segment sales for the sixteen and forty weeks ended October 8, 2005 over the comparable 2004 periods, was largely due to increases in domestic commissary customer traffic.
     The decrease in retail sales for the sixteen and forty weeks ended October 8, 2005 as compared to the 2004 periods is attributable to the store closures during 2004, seven additional stores closed during first three quarters of 2005 and a decline in same store sales. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 4.9% and 4.5% for the sixteen and forty weeks ended October 8, 2005, respectively. These declines continue to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers.
     During the sixteen and forty weeks ended October 8, 2005 our corporate store count changed as follows:

	Sixteen Weeks	Forty Weeks
Number of stores at beginning of period	84	85
Closed or sold stores	(4)	(7)
Number of new stores	—	2

Number of stores at end of period	80	80

Gross Profit
     Gross profit (calculated as sales less cost of sales) for the sixteen weeks ended October 8, 2005 was 9.0% of sales compared to 10.7% of sales for the same sixteen week period last year, and was 9.5% of sales for the forty weeks ended October 8, 2005 compared to 10.9% for the same forty week period last year. The decline in gross profit was primarily due to a higher percentage of 2005 sales in food distribution and military as opposed to retail, which historically has a higher gross profit margin. Our gross profit margins in 2005 were also adversely affected by declines in the food distribution and retail segments, reflecting depressed profit margins principally relating to the management of manufacturer promotional spending and inadequate execution in pricing across our retail operations, as well as an increase in unallocated corporate overhead that was also related to management of manufacturer promotional spending. The gross margins in each of these segments were negatively affected by the increased attention given to the integration of the Lima and Westville divisions, which diverted attention from our core business operations. Gross profit also included a decrease in LIFO expense of $1.3 million and $1.0 million for the sixteen and forty weeks ended October 8, 2005 compared to the same periods last year. In addition, gross profit for the forty weeks ended October 9, 2004 was also adversely affected by additional costs of $3.3 million, primarily resulting from inventory markdowns related to our second quarter 2004 store closures.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) for the sixteen and forty weeks ended October 8, 2005 were 6.3% and 6.7% of sales compared to 7.1% and 7.7% of sales for the same periods last year. This decrease in SG&A expenses as a percentage of sales primarily reflected the fact that our retail segment, which has higher SG&A expenses than our food distribution and military distribution segments, represented a smaller percentage of our total sales in the 2005 periods.
     The improvement in SG&A expense ratios in the 2005 periods was partially offset by impairment charges of $1.7 million and $4.3 million, increased provision for bad debts of $1.5 million and $1.1 million, and decreased gains on the sale of real estate of $2.7 million and $2.3 million for the sixteen and forty weeks ended October 8, 2005, respectively. The impairment charges relate to stores which were determined to be impaired as a result of increased competition within their market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, causing these assets to be written down to their estimated fair value in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Special Charge
     During the second quarter of 2004, we completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. Consequently, we closed or sold 18 stores and sought purchasers for our three Denver area AVANZA stores. As a result of these actions, we recorded in the second quarter of 2004 a pre-tax special charge of $36.5 million which is reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. During the fourth fiscal quarter of 2004, we recorded a net reversal of $1.6 million of the special charge because we were able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available.
     During the second fiscal quarter of 2005, we decided to continue to operate the three Denver AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to the stores, partially offset by a $0.2 million change in estimate for one other property.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased by $2.7 million and $1.8 million for the sixteen and forty week periods ended October 8, 2005, respectively, as compared to the same periods last year. The increases were primarily caused by the increased depreciation and amortization expense related to the acquisition of the Lima and Westville divisions. See Note 2 for further information regarding the purchase price allocation of this acquisition.
Interest Expense
     Interest expense decreased $0.5 million to $7.9 million for the sixteen weeks ended October 8, 2005 as compared to $8.4 million for the same period last year. The decrease was largely due to a decrease in our effective interest rate from 8.6% for the sixteen weeks ended October 9, 2004 to 5.5% for the sixteen weeks ended October 8, 2005. The decrease in our effective interest rate was primarily due to the impact of interest rate swaps, fourth quarter 2004 redemption of $165 million in outstanding principal amount of our 8.5% Senior Subordinated Notes due 2008 and the first quarter 2005 issuance of $150.1 million aggregate issue price of 3.5% senior subordinated convertible notes due 2035. The effect of the decrease in our effective rate was partially offset by an increase in the average borrowing levels from $293.8 million for the sixteen weeks ended October 9, 2004 to $439.8 million for the sixteen weeks ended October 8, 2005.
     For the forty weeks ended October 8, 2005, interest expense decreased $3.1 million to $18.7 million as compared to $21.8 million for the same period last year. The decrease was largely due to a decrease in the effective interest rate from 8.1% for the forty weeks ended October 9, 2004 to 5.6% for the forty weeks ended October 8, 2005 because of the impact of interest rate swaps and changes in the composition of our debt as discussed above. The effect of the decrease in our effective rate was partially offset by an increase in the average borrowing levels from $330.7 million for the forty weeks ended October 9, 2004 to $394.6 million for the forty weeks ended October 8, 2005 and by the payment of a $0.75 million bridge loan fee during the second quarter of 2005 in connection with arrangement of our financing for the acquisition of the Lima and Westville divisions.
Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. The effective income tax rate was 39.0% for the sixteen and forty weeks ended October 8, 2005, compared to 35.5% and 22.1% for the sixteen and forty weeks ended October 9, 2004, respectively. During the third quarter of 2004, we recognized a reduction in income taxes of $0.8 million as a result of the resolution of various outstanding state and federal tax issues.
Net Earnings
     Net earnings for the sixteen weeks ended October 8, 2005 were $11.0 million, or $0.83 per diluted share, compared to $14.6 million, or $1.15 per diluted share for the sixteen weeks ended October 9, 2004. Net earnings for the forty weeks ended October 8, 2005 were $27.8 million, or $2.12 per diluted share, compared to net earnings of $3.7 million, or $0.29 per diluted share for the forty weeks ended October 9, 2004. Net earnings for the sixteen and forty week periods ending October 8, 2005 and October 9, 2004 were affected by events included in the discussion above that affected the comparability of results. The significant events are summarized as follows:

	Sixteen Weeks Ended		Sixteen Weeks Ended
	October 8, 2005		October 9, 2004
	Amount	Diluted	Amount	Diluted
	(in 000s)	EPS	(in 000s)	EPS
Net earnings as reported	$11,041	0.83	14,598	1.15

Items affecting earnings
Reduction in income tax expense	—	—	(800)	(0.06)

	Forty Weeks Ended		Forty Weeks Ended
	October 8, 2005		October 9, 2004
	Amount	Diluted	Amount	Diluted
	(in 000s)	EPS	(in 000s)	EPS
Net earnings as reported	$27,756	2.12	3,690	0.29

Items affecting earnings
Special charge	(791)	(0.06)	22,262	1.77
Store closure cost reflected in operations	—	—	2,009	0.16
Bridge loan fee	457	0.03	—	—
Reduction in income tax expense	—	—	(800)	(0.06)
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
     Operating cash flows were $46.8 million for the forty weeks ended October 8, 2005, a decrease of $48.5 million from $95.3 million the forty weeks ended October 9, 2004. The primary reasons for the decrease in operating cash flows for the forty weeks ended October 8, 2005 as compared to the same period last year were a decrease in net earnings, net of the impact of the special charge, and an increase of $40.3 million in inventory primarily because of new business and the integration of the Lima and Westville divisions. Net earnings and special charges were $27.7 million and $(1.3) million, respectively for the forty weeks ended October 8, 2005 compared to $3.7 million and $36.5 million for the forty weeks ended October 9, 2004.
     Cash used for investing activities increased by $223.7 million to $229.6 million for the forty weeks ended October 8, 2005 as compared to $5.9 million for the same period last year, primarily because of the acquisition of the Lima and Westville divisions.
     Cash provided by financing activities was $178.9 million for the forty weeks ended October 8, 2005 as compared to cash used for financing activities of $101.0 million during the same period last year. Financing activities for the forty weeks ended October 8, 2005 primarily included proceeds from the previously described private placement of $150.1 million in aggregate issue price of senior subordinated convertible notes and net receipts from revolving debt of $38.2 million to finance the acquisition. Net payments of $81.1 million were made on the senior secured credit facility for the forty weeks ended October 9, 2004. At October 8, 2005, credit availability under the senior secured credit facility was $57.2 million.

Senior Secured Credit Facility
     Our senior secured bank credit facility consists of $125 million in revolving credit, all of which may be used for loans and up to $40 million of which may be used for letters of credit, and a $175 million Term Loan B. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. We pay a commitment commission on the unused portion of the revolver. On February 22, 2005, we entered into a First Amendment to our credit facility permitting us to enter into the asset purchase agreement with Roundy’s and to close and finance the acquisition of the Lima and Westville divisions.
     Our senior secured credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs. The credit agreement governing the credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage. These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs and asset impairments), less cash payments made during the current period on non-cash charges recorded in prior periods. In addition, for purposes of determining compliance with prescribed leverage ratios and adjustments in the credit facility’s margin spread and commitment commission, Consolidated EBITDA is calculated on a pro forma basis that takes into account all permitted acquisitions, such as the acquisition of the Lima and Westville divisions that have occurred since the beginning of the relevant four quarter computation period. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants.
     As of October 8, 2005, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.50:1.00 (minimum)	5.74:1.00
Leverage Ratio (2)	3.50:1.00 (maximum)	2.81:1.00
Senior Secured Leverage Ratio (3)	2.75:1.00 (maximum)	1.48:1.00
Working Capital Ratio (4)	1.50:1.00 (minimum)	2.25:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.
     Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.

     The following is a summary of the calculation of Consolidated EBITDA (in thousands) for the trailing four quarters ended October 8, 2005 and October 9, 2004:

	2004	2005	2005	2005	Rolling 4
	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr.
Earnings before income taxes	$14,461	11,361	16,041	18,100	59,963
Interest expense	5,369	4,187	6,578	7,919	24,053
Depreciation and amortization	8,670	8,374	10,614	14,357	42,015
LIFO	1,307	577	828	(229)	2,483
Closed store lease costs	3,211	178	—	216	3,605
Asset impairments	853	458	2,089	1,772	5,172
Gains on sale of real estate	(2,173)	—	(541)	(556)	(3,270)
Subsequent cash payments on non-cash charges	(693)	(1,375)	(652)	(752)	(3,472)
Extinguishment of debt	7,204	—	—	—	7,204
Special charge	(1,715)	—	(1,296)	—	(3,011)

Total Consolidated EBITDA	$36,494	23,760	33,661	40,827	134,742

	2003	2004	2004	2004	Rolling 4
	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtr
Earnings (loss) before income taxes	$20,572	7,757	(25,639)	22,620	25,310
Interest expense	7,226	6,706	6,677	8,429	29,038
Depreciation and amortization	10,232	10,156	9,800	11,615	41,803
LIFO	(1,961)	392	783	1,043	257
Closed store lease costs	187	(129)	1,146	643	1,847
Asset impairments	591	—	—	—	591
Gains on sale of real estate	(338)	(82)	(14)	(3,317)	(3,751)
Subsequent cash payments on non-cash charges	(598)	(565)	(625)	(1,633)	(3,421)
Special charge	—	—	36,494	—	36,494
Curtailment of post retirement plan	(4,004)	—	—	—	(4,004)

Total Consolidated EBITDA	$31,907	24,235	28,622	39,400	124,164

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

     Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At October 8, 2005, we had seven outstanding interest rate swap agreements which call for an exchange of interest payments with us making payments based on fixed rates for the respective time intervals and receiving payments based on floating rates, without an exchange of the notional amount upon which the payments are based. The agreements commenced and expire as follows (dollars in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$50,000	12/13/2004	12/13/2005	2.985%
40,000	12/13/2004	12/13/2005	3.010%
50,000	12/13/2004	12/13/2005	2.992%
45,000	12/13/2005	12/13/2006	3.809%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2006	12/13/2007	4.095%
30,000	12/13/2006	12/13/2007	4.100%
     We are also using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge approximately 35% of our expected fuel usage for the periods set forth in the swap agreements. At October 8, 2005, we had two outstanding commodity swap agreements which commenced and expire as follows:

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
Forward Looking Information and Cautionary Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:
•	the effect of competition on our distribution, military and retail businesses;

•	our ability to identify and execute plans to increase or preserve the value of our remaining retail operations;

•	our ability to identify and execute plans to expand our wholesale operations;

•	general sensitivity to economic conditions;

•	risks entailed by acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;

•	changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	credit risk from financial accommodations extended to customers;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	future changes in market interest rates;

•	changes in consumer spending, buying patterns or food safety concerns;

•	adverse determinations or developments with respect to litigation, other legal proceedings or the SEC investigation discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005;

•	unanticipated problems with product procurement;

•	the success or failure of new business ventures or initiatives; and

•	possible changes in the military commissary system.
     A more detailed discussion of these factors is contained in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 and in Part I, Item 2 of our Quarterly Report on Form 10-Q for the twelve weeks ended June 18, 2005. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.
New Accounting Standards
     In December 2004, the FASB issued SFAS 123(R) (Revised 2004), “Share-Based Payment.” The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB SFAS 123, “Accounting for Stock Based

Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005, however early adoption is allowed. We expect to adopt the provisions of the new statement in the first quarter of fiscal 2006 and do not expect the impact on net income on a full year basis will be significantly different from the historical pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in our January 1, 2005 Form 10-K under Note (1) — “Summary of Significant Accounting Policies,” and under Note 4 discussed above.
     On March 29, 2005 the SEC issued Staff Accounting Bulletin (SAB) 107 to provide guidance in applying the provisions of SFAS No. 123(R). The SAB describes SEC expectations in determining assumptions that underlie the fair value estimates. The provisions of the SAB are not expected to result in significant differences between compensation expense recognized upon adoption of SFAS 123(R) and the pro forma impacts as previously disclosed in the “Stock Option Plans” policy description in Part II, Item 8 in our January 1, 2005 Form 10-K under Note (1) — “Summary of Significant Accounting Policies,” and under Note 4 discussed above.
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
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	The following table summarizes purchases of Nash Finch common stock by the trustee of the Nash Finch Company Director Deferred Compensation Plan Trust during the third quarter 2005. All such purchases reflect the reinvestment by the trustee of dividends paid during the third quarter of 2005 on shares of the Company’s common stock held in the Trust in accordance with the requirements of the trust agreement.

			(c)	(d)
			Total number of	Maximum number (or
	(a)		shares purchased as	approximate dollar value) of
	Total number	(b)	part of publicly	shares that may yet be
	of shares	Average price	announced plans or	purchased under plans or
Period	purchased	paid per share	programs	programs
Period 7 (June 19 to July 16, 2005)	600	$36.82	(1)	(1)
Period 8 (July 17 to August 13, 2005)	—	—	—	—
Period 9 (August 14 to September 10, 2005)	—	—	—	—
Period 10 (September 11 to October 8, 2005)	—	—	—	—

Total	600	$36.82	(1)	(1)

(1)	The Nash Finch Company Deferred Compensation Plans Trust Agreement requires that dividends paid on Company common stock held in the Trust be reinvested in additional shares of such common stock.
ITEM 5. OTHER INFORMATION
     During the third quarter of 2005, Bruce Cross, formerly the Company’s Senior Vice President, Business Transformation, was promoted to Executive Vice President, Merchandising, replacing James Patitucci who has left the Company. Michael Lewis, formerly Executive Vice President, Retail Strategy, resigned from the Company effective October 28, 2005.
ITEM 6. EXHIBITS
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description
10.1	Summary Sheet of Salary Actions Affecting Named Executive Officers.

10.2	Form of Executive Retention Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2005 (File No. 0-785)).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: November 10, 2005	By	/s/ Ron Marshall
Ron Marshall
Chief Executive Officer

Date: November 10, 2005	By	/s/ LeAnne M. Stewart

LeAnne M. Stewart
Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Sixteen Weeks Ended October 8, 2005

Exhibit No.	Item	Method of Filing

10.1	Summary Sheet of Salary Actions Affecting Named Executive Officers.	Filed electronically herewith (E)

10.2	Form of Executive Retention Letter Agreement	Incorporated by reference

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	E

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	Furnished electronically herewith