Form 10-K
period 2005-12-31
NASH FINCH CO
filed 2006-03-16
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act).
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 18, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $465,895,713, based on the last reported sale price of $36.44 on that date on the NASDAQ National Market System.

As of March 10, 2006, 13,318,885 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2006 (the “2006 Proxy Statement”) are incorporated by reference into Part III, as specifically set forth in Part III.

Nash Finch Company

Nash Finch Company

PART I

Throughout this report, we refer to Nash-Finch Company, together with its subsidiaries, as “we,” “us,” “Nash Finch” or “the Company.”

Forward-Looking Information

This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements that relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe” or “plan,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:

•	the effect of competition on our distribution, military and retail businesses;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	risks entailed by acquisitions, including the ability to successfully integrate acquired operations and retain the customer of those operations;

•	credit risk from financial accommodations extended to customers;

•	general sensitivity to economic conditions, including volatility in energy prices;

•	future changes in market interest rates;

•	our ability to identify and execute plans to expand our food distribution operations;

•	changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces;

•	adverse determinations or developments with respect to the litigation or SEC inquiry discussed in Part I, Item 3 of this report;

•	changes in consumer spending, buying patterns or food safety concerns;

•	unanticipated problems with product procurement; and

•	the success or failure of new business ventures or initiatives.

A more detailed discussion of many of these factors is contained in Part  I, Item 1A, “Risk Factors,” of this report. You should carefully consider each of these factors and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (SEC).

ITEM 1.	BUSINESS

Originally established in 1885 and incorporated in 1921, today we are one of the leading food distribution and retail companies in the United States, with $4.6 billion in annual sales. Our business consists of three primary operating segments: food distribution, military food distribution and retail. We are the second largest publicly traded wholesale food distributor in the United States. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (20) — “Segment Information” of Notes to Consolidated Financial Statements.

Food Distribution Segment

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 17 distribution centers to approximately 2,000 grocery stores located in 26 states across the United States. Our customers are relatively diverse, with the largest customer consisting of a consortium of stores representing 8.3%, and four others representing 5.4%, 4.1%, 3.3% and 3.2% of our fiscal 2005 food distribution sales. No other customer represents more than 3% of our food distribution business. In fiscal 2005, 44% of our food distribution sales were generated through customers with whom we have long-term sales and service agreements. Several of our distribution centers also distribute products to military commissaries located in their geographic areas.

On March 31, 2005, we completed the purchase from Roundy’s Supermarkets, Inc. (“Roundy’s”) of the net assets, including customer contracts, of Roundy’s wholesale food distribution divisions in Westville, Indiana and Lima, Ohio and two retail stores in Ironton, Ohio and Van Wert, Ohio for $225.7 million, subject to customary post-closing adjustments. The Westville and Lima divisions service over five hundred customers principally in Indiana, Illinois, Ohio and Michigan. No facility closures are expected given the strategic fit of these distribution centers into the Nash Finch network.

Our distribution centers are strategically located to efficiently serve our independent customer stores and our corporate-owned stores. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping merchandise and are designed for high-volume operations at low unit costs. For fiscal 2005, our distribution centers had an on-time delivery rate, defined as being within 1/2 hour of our committed delivery time, of 98.4%, a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 95.6%, and selector accuracy, defined as percentage of cases selected matching the order as submitted by the customer, of 99.7%. We continue to implement operating initiatives to enhance productivity and expand profitability while providing a higher level of service to our distribution customers. Our distribution centers have varying levels of excess capacity to serve additional customers without materially increasing our costs, which enhances our profitability.

Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand and private label grocery products and perishable food products. Non-food items and specialty grocery products are distributed from a dedicated area of the distribution center located in Bellefontaine, Ohio, and from two distribution centers located in Sioux Falls, South Dakota. We currently operate a fleet of tractors and semi-trailers that deliver the majority of our products to our customers.

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

Products

We sell and distribute primarily nationally advertised branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers’ representatives and brokers. We also sell and distribute premium quality private label products under the proprietary trademark Our Family1 a long-standing private label of Nash Finch that offers a high quality alternative to national brands. In addition, we sell and distribute two lower-priced lines of private label products under the Fame and Value Choice trademarks. Under our private label line of products, we offer over 2,200 stock keeping units of competitively priced, high quality grocery products and perishable food products which compete with national branded and other value brand products.

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

We also provide financial assistance to our food distribution customers primarily in connection with new store development or the upgrading and expansion of existing stores. As of December 31, 2005, we had $35.2 million of loans outstanding to 73 of our food distribution customers, and guaranteed outstanding debt and lease obligations of food distribution customers in the amount of $9.3 million. We typically enter into long-term supply agreements with independent customers, ranging from 2 to 20 years. In fiscal 2005, 44% of food distribution revenues were from customers subject to such arrangements. These agreements may also contain provisions that give us the opportunity to purchase customers’ independent retail businesses before any third party. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of December 31, 2005, our maximum contingent liability exposure with respect to the subleases and assigned leases was $73.4 million and $22.7 million, respectively.

We distribute products to independent stores that carry the IGA banner and our proprietary Food Pride banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of December 31, 2005, we served 170 retail stores under the IGA banner and 66 retail stores under our Food Pride banner. In June 2005, we unveiled an extensive IGA retailer market development program and announced the conversion of our Cincinnati distribution center to a dedicated IGA Center of Excellence that will consolidate service to our member retailers, carry a much

1  We own or have the rights to various trademarks, trade names and service marks, including the following referred to in this report: AVANZA®, Econofoods®, Sun Mart®, Family Thrift Center®, Our Family®, Fame®, Value Choice®, Food Pride® and Fresh Place®. The trademark IGA®, referred to in this report, is the registered trademark of IGA, Inc.

broader assortment of products, and centralize buying power with the expectation of significantly reducing costs for IGA members.

Military Segment

Our military segment, Military Distributors of Virginia or the MDV division, is the largest distributor by revenue of grocery products to U.S. military commissaries. The MDV division serves over 200 military commissaries and exchanges located in the continental United States, Europe, Cuba, Puerto Rico, Iceland, the Azores and Honduras. Commissaries that we serve in the United States are located primarily in the Mid-Atlantic region, consisting of the states along the Atlantic coast from New York to North Carolina. Our distribution centers in Norfolk, Virginia and Jessup, Maryland are exclusively dedicated to supplying products to military commissaries and are strategically located among the largest concentration of military bases in the United States and near Atlantic ports used to ship grocery products to overseas commissaries. Our MDV division has an outstanding reputation as a supplier focused exclusively on U.S. military commissaries, based in large measure on its excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

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

After we ship a particular manufacturer’s products to commissaries in response to an order from DeCA, we invoice the manufacturer for the same purchase price as was previously paid by us plus a service or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product handled. MDV’s order handling and invoicing activities are facilitated by a procurement and billing system which was developed specifically for MDV, addresses the unique aspects of its business, and provides MDV’s manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

MDV has distribution contracts with over 400 manufacturers that supply products to the DeCA commissary system. These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. The ten largest manufacturer customers of our MDV division currently represent 45% of the military segment’s annual sales.

Retail Segment

Our retail segment is made up of 78 corporate-owned stores located primarily in the Upper Midwest states of Colorado, Illinois, Iowa, Minnesota, Nebraska, North Dakota, Ohio, South Dakota, Wisconsin and Wyoming. Our corporate-owned stores principally operate under the Econofoods, Sun Mart, Family Thrift Center, AVANZA and Wholesale Food Outlet banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of December 31, 2005, we operated 71 conventional supermarkets, 3 AVANZA grocery stores, 3 Wholesale Food Outlet grocery stores and 1 other retail store.

Our conventional grocery stores offer a wide variety of high quality grocery products and services. Many have specialty departments such as fresh meat counters, delicatessens, bakeries, eat-in cafes, pharmacies, dry cleaners, banks, and floral departments. These stores also provide services such as check cashing, fax services, money wiring and phone cards. We emphasize outstanding customer service and have created our G.R.E.A.T. (Greet, React, Escort, Anticipate, Thank) Customer Service Program to train every associate (employee) on the core elements of providing exceptional customer service. A mystery shopper visits each store every two weeks to measure performance and we provide feedback on the results to management and store personnel. “The Fresh Place” concept within our conventional grocery stores is an umbrella banner that emphasizes our high-quality perishable products, such as fresh produce, deli, meats, seafood, baked goods, and takeout foods for today’s busy consumer. The AVANZA and Wholesale Food Outlet grocery stores offer products designed to meet the specific tastes and needs of Hispanic shoppers.

During the period 2001 to 2005, our retail segment has declined from 118 to 78 stores, and from 26% of our total sales to 16%, for reasons discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Competition

Food Distribution Segment

Competition is intense among the distributors in the food distribution segment as evidenced by the low margin nature of the business. Success in this segment is measured by the ability to leverage scale in order to gain pricing advantages and operating efficiencies, to provide superior merchandising programs and services to the independent customer base and to use technology to increase distribution efficiencies. We compete with local, regional and national food distributors, as well as with vertically-integrated national and regional chains using a variety of formats, including supercenters, supermarkets and warehouse clubs that purchase directly from suppliers and self-distribute products to their stores. We face competition from these companies on the basis of price, quality, variety and availability of products, strength of private label brands, schedules and reliability of deliveries, and the range and quality of customer services. Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, and selector accuracy is essential in maintaining our competitive advantage. We believe we are an industry leader in on-time delivery rate, fill rate and selector accuracy, which were 98.4%, 95.6%, and 99.7%, respectively, for fiscal 2005.

Military Segment

We are one of six distributors with annual sales to the DeCA commissary system in excess of $100 million. We estimate that over 95% of DeCA’s purchases from distributors are made through these six distributors. The remaining distributors that supply DeCA tend to be smaller, local providers. In addition, manufacturers contract with others to deliver certain products, primarily fresh meat, poultry, produce, deli items, soft drinks and snack items, directly to DeCA commissaries. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market. As a result, no distributor in this industry has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger civilian distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing civilian distribution centers. We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

Retail Segment

Competition in the retail grocery business in our geographic markets is intense. We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of supercenters, primarily those operated by Wal-Mart Stores, Inc., and regional chains. During 2005, there were thirteen new supercenters opened in markets where we operate. Depending upon the market, we compete based on price, quality and assortment, store appeal, including store location and format, sales promotions, advertising, service and convenience. We believe our ability to provide convenience, outstanding perishable execution and exceptional customer service are particularly important factors in achieving competitive success.

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

In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking specific shipments of goods to retailers, or to customers in the case of our own retail stores, during a specified period (retail performance allowances), slotting (adding a new item to the system in one or more of our distribution centers) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a “bill-back” in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied. We also assess an administrative fee, reflected on the invoices sent to vendors, to recoup our reasonable costs of performing the tasks associated with administering retail performance allowances.

We collectively plan promotions with our vendors and arrive at the amount the respective vendor plans to spend on promotions with us. Each vendor has its own method for determining the amount of promotional funds budgeted to be spent with us during the period. In most situations, the vendor allowances are based on units we purchased from the vendor. In other situations, the allowances are based on our past or anticipated purchases and/or the anticipated performance of the planned promotions. Forecasting promotional expenditures is a critical part of our frequently scheduled planning sessions with our vendors. As individual promotions are completed and the associated billing is processed, the vendors track our promotional program execution and spend rate, and discuss the tracking, performance and spend rate with us on a regular basis throughout the year, which may be weekly, monthly, quarterly or annually. These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and us. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and us.

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

Employees

As of December 31, 2005, we employed 9,487 persons, of whom 5,327 were employed on a full-time basis and 4,160 employed on a part-time basis. Of our total number of employees, 981 are represented by unions and consist primarily of warehouse personnel and drivers in our Ohio, Indiana and Michigan distribution centers. We consider our employee relations to be good.

Available Information

Our internet website is www.nashfinch.com. The references to our website in this report are inactive references only, and the information on our website is not incorporated by reference in this report. Through the Investor Relations portion of our website and a link to a third-party content provider (under the tab “SEC Filings”), you may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on the “Investor Relations” portion of our website, under the caption “Corporate Governance,” our Code of Business Conduct that is applicable to all our directors and employees, as well as our Code of Ethics for Senior Financial Management that is applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. Any amendment to or waiver from the provisions of either of these Codes that is applicable to any of these three executive officers will be disclosed on the “Investor Relations” portion of our website under the “Corporate Governance” caption.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Form 10-K, you should carefully consider the specific risk factors set forth below in evaluating Nash Finch because any of the following risks could materially affect our business, financial condition, results of operations and future prospects. The risks described below are not the only ones we face. Additional risks and uncertainties not currently known to us may also materially and adversely affect us.

We face substantial competition and our competitors may have superior resources, which could place us at a competitive disadvantage.

The food distribution and retail businesses are intensely competitive, characterized by high inventory turnover, narrow profit margins and increasing consolidation. Our food distribution business competes not only with local, regional and national food distributors, but also with vertically integrated national and regional chains that employ a variety of formats, including supercenters, supermarkets and warehouse clubs. Our retail business, focused in the Upper Midwest, has historically competed with traditional grocery stores and is increasingly competing with alternative store formats such as supercenters (primarily those operated by Wal-Mart), warehouse clubs, dollar stores and extreme value food stores.

The military food distribution business is also highly competitive. Because of the narrow margins in the military food distribution industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases in the geographic markets a distributor serves and a distributor’s share of that market. As a result, no distributor in this industry has a nationwide presence and it is very difficult, other than through acquisitions, to expand operations in this industry beyond the geographic regions where we currently can utilize our warehouse and distribution capacity. We face competition in our military business from large national and regional food distributors as well as smaller food distributors.

Some of our competitors are substantially larger and may have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, intensifying price competition at the wholesale and retail levels. Industry consolidation and the expansion of alternative store formats, which have gained and continue to gain market share at the expense of traditional grocery stores, tend to produce even stronger competition for our food retail business and for the independent customers of our distribution business. To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will also be affected. If we fail to effectively implement strategies to respond to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

Our results of operations and financial condition could be adversely affected if we are unable to improve the competitive position of our retail operations.

Primarily due to intensely competitive conditions, same store sales in our retail business decreased 4.1% during fiscal year 2005 as compared to fiscal year 2004, and 7.0% in fiscal 2004 as compared to the fiscal year 2003. We are taking or expect to take initiatives of varying scope and duration with a view toward improving our response to and performance under these difficult competitive conditions. To complement these initiatives, we periodically evaluate and assess strategic alternatives for retail stores that could be operated more profitably by independent customers of our food distribution segment or that otherwise do not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. As a result of this process we expect to continue to downsize our retail segment through opportunistic sales of retail stores to existing or prospective food distribution customers and by closing underperforming stores as deemed necessary or as leases expire. In connection with these efforts, there are numerous risks and uncertainties, including our ability to successfully identify which course of action will be most financially advantageous for each retail store, our ability to identify those initiatives that will be the most effective in improving the competitive position of the retail stores we retain, our ability to efficiently and timely implement these initiatives, and the response of competitors to these initiatives. If we are unable to improve the overall competitive position of our remaining retail stores and dispose of other stores in an advantageous or cost-effective manner, the operating performance of that segment may continue to decline, we may have to recognize additional impairments of our long-lived assets and goodwill, and we may be compelled to close or dispose of additional stores and may incur restructuring or other charges to our earnings associated with such closure and disposition activities. In addition, we cannot assure you that we will be able to replace any of the revenue lost from these closed or sold stores from our other operations.

We may not be able to achieve the expected benefits of the operations we acquired from Roundy’s due to factors such as the inability to successfully integrate those operations into our business or to retain its customer base, which may adversely affect our results of operations and financial condition.

Achieving the expected benefits of the distribution operations we acquired from Roundy’s in March 2005 will depend in large part on factors such as our ability to successfully integrate such operations and personnel in a timely and efficient manner and to retain the customer base of the acquired operations. If we cannot successfully integrate these operations and retain its customer base, we may experience material adverse consequences to our results of operations and financial condition. The integration of separately managed businesses operating in different markets involves a number of risks, including the following:

•	demands on management related to the significant increase in our size after the acquisition of these operations;

•	difficulties in the assimilation of different corporate cultures and business practices, such as those involving vendor promotions, and of geographically dispersed personnel and operations;

•	difficulties in the integration of departments, information technology systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies; and

•	expenses of any undisclosed liabilities, such as those involving environmental or legal matters.

Successful integration of these new operations will depend on our ability to manage those operations, fully assimilate them into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and, to some degree, eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from the acquisition to the extent or in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing. As of December 31, 2005 we had loans of $35.2 million outstanding to 73 of our food distribution customers, including $15.8 million of notes receivable from one retailer, and had guaranteed outstanding debt and lease obligations of food distribution customers totaling $9.3 million, including $3.8 million in loan guarantees to one retailer. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of December 31, 2005, our maximum contingent liability exposure with respect to subleases and assigned leases was $73.4 million and $22.7 million, respectively. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements, which could result from factors such as business difficulties experienced by customers with the highest concentration of credit exposure or in times of general economic difficulty or uncertainty, could negatively and potentially materially impact our operating results and financial condition.

Consumable goods distribution is sensitive to economic conditions and economic downturns or uncertainty may have a material adverse effect on our financial condition and results of operations.

The food distribution and retail industry is sensitive to national and regional economic conditions, particularly those that influence consumer confidence, spending and buying habits. Economic downturns or uncertainty may not only adversely affect overall demand and intensify price competition, but also cause consumers to “trade down” by purchasing lower priced, and often lower margin, items and to make fewer purchases in traditional supermarket channels. These consumer responses, coupled with the impact of general economic factors such as increasingly volatile energy costs, prevailing interest rates, food price inflation or deflation, employment trends in our markets, and labor and energy costs, can also have a significant impact on our operating results. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude.

Our ability to operate effectively could be impaired by the risks and costs associated with the efforts to grow our business through acquisitions.

Efforts to grow our distribution business may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, obtaining adequate financing on acceptable terms and conditions, timely and effectively integrating the operations, systems and personnel of the acquired business, the assumption of undisclosed liabilities and diversion of management’s time and attention from other business concerns. A failure to effectively manage these risks could increase the costs or reduce the benefits derived from expansion and, therefore, negatively impact our business and operations.

Our distribution business could be negatively affected if we fail to retain existing customers or attract significant numbers of new customers.

Increasing the growth and profitability of our distribution business is dependent in large measure upon our ability to retain existing customers and capture additional distribution customers through our existing network of distribution centers, enabling us to more effectively utilize the fixed assets in that business. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our independent customers. If we are unable to execute these tasks effectively, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.

Changes in vendor promotions or allowances, including the way vendors target their promotional spending, and our ability to effectively manage these programs could significantly impact our margins and profitability.

We engage in a wide variety of promotional programs cooperatively with our vendors. The nature of these programs and the allocation of dollars among them evolve over time as the parties assess the results of specific promotions and plan for future promotions. These programs require careful management in order for us to maintain or improve margins while at the same time driving sales for us and for the vendors. A reduction in overall promotional spending or a shift in promotional spending away from certain types of promotions that we have historically utilized could have a significant impact on our gross profit margin and profitability. Our ability to anticipate and react to changes in promotional spending by, among other things, planning and implementing alternative programs that are expected to be mutually beneficial to the manufacturers and us, will be an important factor in maintaining or improving margins and profitability. If we are unable to effectively manage these programs, it could have a material adverse effect on our results of operations and financial condition.

Our debt instruments include financial and other covenants that limit our operating flexibility and that may affect our future business strategies and operating results.

Covenants in the documents governing our outstanding or future debt, including our senior secured credit facility, or our future debt levels, could limit our operating and financial flexibility. Our ability to respond to market conditions and opportunities as well as capital needs could be constrained by the degree to which we are leveraged, by changes in the availability or cost of capital, and by contractual limitations on the degree to which we may, without the consent of our lenders, take actions such as engaging in mergers, acquisitions or divestitures, incurring additional debt, making capital expenditures and making investments, loans or advances. If needs or opportunities were identified that would require financial resources beyond existing resources, obtaining those resources could increase our borrowing costs, further reduce financial flexibility, require alterations in strategies and affect future operating results.

Our operations are linked to domestic and international military distribution, and a change in the military commissary system could negatively impact our results of operations and financial condition.

Because our military segment sells and distributes grocery products to military commissaries in the U.S. and overseas, any material changes in the commissary system, in military staffing levels or in locations of bases may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation in the number of commissaries, base closings, troop redeployments or consolidations in the geographic areas containing commissaries served by us, or a reduction in the number of persons having access to the commissaries.

The foregoing discussion of risk factors is not exhaustive, and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Minneapolis, Minnesota, and consist of approximately 120,000 square feet of office space in a building that we own.

Food Distribution Segment

The table below lists, as of December 31, 2005, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers.

Approx. Size
Location	(Square Feet)

Midwest Region:
Bellefontaine, Ohio (1)	666,000
Omaha, Nebraska	626,900
Bridgeport, Michigan (2)	604,500
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota	329,000
Sioux Falls, South Dakota (3)	303,400
Fargo, North Dakota	288,800
Rapid City, South Dakota (4)	195,100
Minot, North Dakota	185,200
Southeast Region:
Cincinnati, Ohio	403,300
Lumberton, North Carolina (2)	336,500
Statesboro, Georgia (2)	230,500
Bluefield, Virginia	187,500
Great Lakes Region:
Lima, Ohio (5)	547,200
Westville, Indiana	631,900

Total Square Footage	5,887,700

(1)	This facility includes two separate distribution operations, one that distributes dry groceries, frozen foods, fresh and processed meat products, and a variety of non-food products, and the other that distributes health and beauty care products, general merchandise and specialty grocery products.

(2)	Leased facility.

(3)	Includes 107,300 square feet that we lease. The Sioux Falls facility represents two distinct distribution centers, one that distributes limited variety and slow moving products, and the other that distributes general merchandise and health and beauty care products.

(4)	Includes 8,000 square feet that we lease.

(5)	Includes 94,000 square feet that we lease.

Military Segment

The table below lists, as of December 31, 2005, the locations and sizes of our facilities exclusively used in our military distribution business. Unless otherwise indicated, we lease each of these facilities. The Norfolk facilities comprise our distribution center, while the Jessup facility is used as an intermediate holding area for high velocity and large cube products to be delivered to commissaries in the northern portion of the Mid-Atlantic region that we serve.

Approx. Size
Location	(Square Feet)

Norfolk, Virginia (1)	789,900
Jessup, Maryland	115,200

Total Square Footage	905,100

(1)	Includes 56,700 square feet that we own.

Retail Segment

The table below sets forth, as of December 31, 2005, selected information regarding our 78 corporate-owned stores. We own 26 and lease 52 of these stores.

	Number	Areas	Average
Banner	of Stores	of Operation	Square Feet*

Econofoods	35	IA, IL, MN, SD, WI, WY	36,167
Sun Mart	28	CO, MN, NE, ND	32,744
Family Thrift Center	6	SD	32,321
AVANZA	3	CO	32,562
Wholesale Food Outlet	3	CO, IA, NE	28,784
Pick-and-Save	2	OH	49,239
Other Stores	1	MN	3,512

Total	78

*	The average square footage excludes the square footage associated with four Company-owned pharmacies. As of December 31, 2005, the aggregate square footage of our 78 retail grocery stores totaled 2,662,618 square feet.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Litigation

On December 19, 2005 and January 4, 2006, two purported class action lawsuits were filed against the Company and certain of our executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of Nash Finch common stock during the period from February 24, 2005, the date the Company announced an agreement to acquire two distribution divisions from Roundy’s, through October 20, 2005, the date the Company announced a downward revision to its earnings outlook for fiscal 2005. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false statements regarding, among other things, the integration of the distribution divisions acquired from Roundy’s, the performance of the Company’s core businesses, the Company’s internal controls and its financial projections, so as to artificially inflate the price of Nash Finch common stock. One of the complaints was voluntarily dismissed on March 3, 2006. We intend to vigorously defend against the remaining complaint. No damages have been specified. We are unable to evaluate the likelihood of prevailing in this case at this early stage of the proceedings, but do not believe the eventual outcome will have a material impact on our financial position or results of operations.

Securities and Exchange Commission Inquiry

Nash Finch has voluntarily contacted the SEC to discuss the results of an internal review that focused on trading in Nash Finch’s common stock by certain of Nash Finch’s officers and directors. The Board of Directors conducted the internal review with the assistance of outside counsel following an informal inquiry from the SEC in November 2005 regarding such trading. Nash Finch has offered to provide certain documents, and the SEC has accepted the offer. We will continue to fully cooperate with the SEC.

Other

We are also engaged from time to time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on the business or financial condition of the Company and its subsidiaries.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

On February 16, 2006 the Company announced that Allister P. Graham, Chairman of the Board of Directors, would assume the position of interim Chief Executive Officer and would be transitioning into the role immediately as a result of the previously announced decision by Ron Marshall, the Company’s then current Chief Executive Officer, to resign as an officer and director of the Company. The Company also announced on that date that Kathleen E. McDermott, Senior Vice President, Secretary and General Counsel of the Company, had decided to resign and that Kathleen M. Mahoney, Vice President and Deputy General Counsel of the Company, had been appointed interim Secretary and General Counsel and would be transitioning into the position immediately. Mr. Graham chairs a special committee of the Company’s Board that, as of the date of this report, is conducting the search for a permanent Chief Executive Officer.

The following table sets forth information about our executive officers as of March 10, 2006:

		Year First Elected
		or Appointed as an
Name	Age	Executive Officer	Title

Allister P. Graham	69	2006	Chairman and Interim Chief Executive Officer
Bruce A. Cross	53	1998	Executive Vice President, Merchandising
Joe R. Eulberg	48	2003	Sr. Vice President, Human Resources
Terry J. Littrell	56	2005	Sr. Vice President, Food Distribution
Sarah W. Miller	36	2005	Sr. Vice President, Chief Information Officer
Jeffrey E. Poore	47	2001	Sr. Vice President, Military
LeAnne M. Stewart	41	1999	Sr. Vice President, Chief Financial Officer & Treasurer

There are no family relationships between or among any of our executive officers or directors. Our executive officers are elected by the Board of Directors for one-year terms, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors.

Allister P. Graham has been Chairman of Company’s Board since March 2000, and was appointed interim Chief Executive Officer of the Company in February 2006. Mr. Graham retired in September 1998 as the Chief Executive Officer of The Oshawa Group Limited, a food distributor in Canada, a position he held for more than five years, and retired in February 1999 as the Chairman and a director of The Oshawa Group. Mr. Graham also serves as a director of Manulife Financial Corporation, a provider of financial protection and wealth management products, and as a trustee of Associated Brands Income Fund, a manufacturer and supplier of private label dry blend food and household products.

Bruce A. Cross has served as our Executive Vice President, Merchandising since August 2005. Prior to that time, he served as our Senior Vice President, Business Transformation from May 2000 to August 2005.

Joe R. Eulberg has served as our Senior Vice President, Human Resources since November 2003. He previously served as Vice President of Human Resources with 7-Eleven Incorporated, a convenience store operator and franchisor, from August 2000 to August 2003.

Terry J. Littrell has served as our Senior Vice President, Food Distribution since September 2005. He previously served as our Vice President, Food Distribution for the Southeast Region from October 2004 to September 2005, as Senior Director for the Southeast Region from March 2004 to October 2004, and as Director of the Lumberton and Bluefield Distribution Centers from October 2001 to March 2004. Prior to that time, he served as Vice President of Support Services for Interim Healthcare, a home health care provider, a Senior Consultant with IBM Global Integration Services, and as a Manager of Operations Development for Nash Finch.

Sarah W. Miller has served as our Senior Vice President and Chief Information Officer since August 2005. She previously served as our Vice President, Business Process and Retail Services from July 2003 to August 2005, as Senior Director, Process and Training from April 2002 to July 2003, as Director, E-Business from May 2001 to April 2002, and as Director, Standards and Process from March 2000 to May 2001.

Jeffrey E. Poore has served as our Senior Vice President, Military since July 2004. He previously served as our Vice President, Distribution and Logistics from May 2001 to July 2004. Prior to joining Nash Finch, Mr. Poore served in various positions with Supervalu Inc., a food wholesaler and retailer, most recently as Vice President, Logistics from January 1999 to April 2001.

LeAnne M. Stewart has served as our Senior Vice President, Chief Financial Officer and Treasurer since October 2004. She previously served as our Vice President and Corporate Controller from April 2000 to October 2004 and as Treasurer from May 2000 to May 2001.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock is quoted on the NASDAQ National Market System and currently trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the NASDAQ National Market System, and the quarterly cash dividends paid per share of common stock. At February 28, 2006, there were 2,469 stockholders of record.

					Dividends
	2005		2004		Per Share
	High	Low	High	Low	2005	2004

First Quarter	$44.00	35.27	28.88	19.75	0.135	0.135
Second Quarter	39.59	33.89	25.10	18.06	0.180	0.135
Third Quarter	43.90	36.40	31.99	22.60	0.180	0.135
Fourth Quarter	42.85	24.83	38.66	29.81	0.180	0.135

On February 24, 2006, the Nash Finch Board of Directors declared a cash dividend of $0.18 per common share, payable on March 17, 2006 to stockholders of record as of March 3, 2006.

(c) The following table summarizes purchases of Nash Finch common stock by the trustee of the Nash Finch Company Deferred Compensation Plan’s Trust during the fourth quarter 2005. All such purchases reflect the reinvestment by the trustee of dividends paid during the fourth quarter of 2005 on shares of the Company’s common stock held in the Trust in accordance with the requirements of the trust agreement.

(d)
			(c)	Maximum Number
	(a)		Total Number of	(or Approximate
	Total	(b)	Shares Purchased	Dollar Value) of
	Number	Average Price	as Part of Publicly	Shares that may Yet
	of Shares	Paid per	Announced Plans	be Purchased Under
Period	Purchased	Share	or Programs	Plans or Programs

Period 11 (October 9 to November 5, 2005)	738	$29.15	(1)	(1)
Period 12 (November 6 to December 3, 2005)	—	—	—	—
Period 13 (December 4 to December 31, 2005)	845	26.45	—	—

Total	1,583	$27.71	(1)	(1)

(1)	The Nash Finch Company Deferred Compensation Plans Trust Agreement requires that dividends paid on Company common stock held in the Trust be reinvested in additional shares of such common stock.

ITEM 6.	SELECTED FINANCIAL DATA

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Summary of Operations
Five years ended December 31, 2005 (not covered by Independent Auditors’ Report)
(Dollar amounts in thousands except per share amounts)

	2005 (1)	2004	2003	2002	2001
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)

Sales (2)	$4,555,507	3,897,074	3,971,502	3,874,672	3,982,206
Cost of sales (2)	4,124,344	3,474,329	3,516,460	3,408,409	3,529,124
Selling, general and administrative	300,837	299,727	326,716	350,305	337,330
Gains on sale of real estate	(3,697)	(5,586)	(748)	(3,826)	(2,647)
Special charges	(1,296)	34,779	—	(765)	—
Extinguishment of debt	—	7,204	—	—	—
Depreciation and amortization	43,721	40,241	42,412	39,988	46,601
Interest expense	24,732	27,181	34,729	30,429	35,506
Income tax expense	25,670	4,322	17,254	19,552	15,025

Earnings from continuing operations	41,196	14,877	34,679	30,580	21,267
Net earnings from discontinued operations	56	55	413	—	—
Cumulative effect of change in accounting principle, net of income tax (3)	—	—	—	(6,960)	—

Net earnings	$41,252	14,932	35,092	23,620	21,267

Basic earnings per share:
Continuing operations	$3.19	1.20	2.87	2.59	1.83
Discontinued operations	—	—	0.03	—	—
Cumulative effect of change in accounting principle (3)	—	—	—	(0.59)	—

Basic earnings per share	$3.19	1.20	2.90	2.00	1.83

Diluted earnings per share:
Continuing operations	$3.13	1.18	2.85	2.52	1.78
Discontinued operations	—	—	0.03	—	—
Extraordinary change from early extinguishment of debt	—	—	—	(0.57)	—

Diluted earnings per share	$3.13	1.18	2.88	1.95	1.78

Cash dividends declared per common share	$0.675	0.54	0.36	0.36	0.36

Pretax earnings from continuing operations as a percent of sales	1.47%	0.49%	1.31%	1.29%	0.91%
Net earnings as a percent of sales	0.91%	0.38%	0.88%	0.61%	0.53%
Effective income tax rate	38.4%	22.6%	33.3%	39.0%	41.4%
Current assets	$512,207	400.587	415,810	468,281	479,364
Current liabilities	$325,859	280,162	284,752	309,256	383,624
Net working capital	$186,348	120,425	131,058	159,025	95,740
Ratio of current assets to current liabilities	1.57	1.43	1.46	1.51	1.25
Total assets	$1,077,424	815,628	886,352	947,922	970,245
Capital expenditures	$24,638	22,327	40,728	52,605	43,924
Long-term obligations (long-term debt and capitalized lease obligations)	$407,659	239,603	326,583	405,376	368,807
Stockholders’ equity	$322,578	273,928	256,457	221,479	203,408
Stockholders’ equity per share (4)	$25.20	22.21	21.36	18.61	17.43
Return on stockholders’ equity (5)	12.77%	5.43%	13.52%	13.81%	10.46%
Number of common stockholders of record at year-end	2,322	2,579	2,841	2,797	2,710
Common stock high price (6)	$44.00	38.66	24.70	33.18	35.54
Common stock low price (6)	$24.83	18.06	4.26	7.12	11.81

(1)	Information presented for fiscal 2005 reflects the acquisition by the Company on March 31, 2005 of the Lima and Westville distribution divisions of Roundy’s. More generally, discussion regarding the comparability of information presented in the table above or material uncertainties that could cause the selected financial data not to be indicative of future financial condition or results of operations can be found in Part 1, Item 1A. of this report, “Risk Factors,” Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this report in the Company’s Consolidated Financial Statements and notes thereto.

(2)	See Part II, Item 8, of this report under Note (1) of the Consolidated Financial Statement under the caption “Revenue Recognition” for information regarding the reclassification of facilitated services.

(3)	Effect of adoption of EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

(4)	Based on average outstanding shares at year-end.

(5)	Return based on continuing operations.

(6)	High and low closing sales price on Nasdaq National Market.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the second largest publicly traded wholesale food distribution company in the United States. Our business consists of three primary operating segments: food distribution, military and food retailing. The four cornerstones of our strategy are to (i) take advantage of new business opportunities with new and existing food distribution customers to strengthen our position as one of the leading wholesale choices; (ii) increase our market position as a leading military distributor and extend our customer base and product offerings; (iii) improve returns from our existing retail operations; and (iv) drive shareholder value through debt reduction and return of cash to shareholders through regular dividend payments. In addition, we may from time to time identify and evaluate acquisition opportunities in our food distribution and military segments, and to the extent we believe such opportunities present strategic benefits to those segments and can be achieved in a cost-effective manner, complete such acquisitions.

Our food distribution segment sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast regions of the United States. On March 31, 2005 we completed the purchase from Roundy’s of the net assets, including customer contracts, of Roundy’s wholesale food distribution divisions in Westville, Indiana and Lima, Ohio and two retail stores in Ironton, Ohio and Van Wert, Ohio for $225.7 million, subject to customary post-closing adjustments. No facility closures are expected given the strategic fit of these distribution centers into the Nash Finch network. To finance this acquisition, we sold $150.1 million in aggregate gross proceeds of senior subordinated convertible notes due 2035, borrowed $70.0 million under the revolving credit portion of our senior secured credit facility and used cash on hand.

We believe the acquisition of the Lima and Westville divisions provides a valuable strategic opportunity for us to further leverage our existing relationships in the regions in which these divisions operate and to grow our food distribution business in a cost-effective manner. The demands of integrating this acquisition have, however, diverted attention and resources from our day-to-day operational execution and made us less aggressive in managing our core business, as discussed in more detail below. In light of these issues, we have slowed some elements of the logistical and technical integration, and shifted additional resources to those tasks. In combination, these factors have temporarily affected margins and delayed the realization of the financial benefit of the synergies inherent in this acquisition.

Our military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico, Iceland and the Azores. We are the largest distributor of grocery products to U.S. military commissaries, with over 30 years of experience acting as a distributor to U.S. military commissaries.

Our retail segment operated 78 corporate-owned stores primarily in the Upper Midwest as of December 31, 2005. Predominantly due to intensely competitive conditions in which supercenters and other alternative formats compete for price conscious customers, same store sales in our retail business have declined since 2002, although the declines have moderated in more recent periods. We are taking and expect to take initiatives of varying scope and duration with a view toward improving our response to and performance under these difficult competitive conditions. To complement these initiatives, we periodically evaluate and assess strategic alternatives for retail stores that could be operated more profitably by customers of our food distribution segment or that otherwise do not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. As a result of this process, we closed 18 stores at the end of the second quarter of 2004 and have closed or sold 11 additional stores since the second quarter of 2004. We expect to continue to downsize our retail segment through opportunistic sales of retail stores to existing or prospective food distribution customers and by closing underperforming stores as deemed necessary or as leases expire. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may have to recognize additional impairments of long-lived assets and an impairment of goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.

Results of Operations

The following discussion summarizes our operating results for fiscal 2005 compared to fiscal 2004 and fiscal 2004 compared to fiscal 2003. However, fiscal 2004 results are not directly comparable to fiscal 2003 because fiscal 2003 contained an additional week.

Sales

The following tables summarize our sales activity for fiscal 2005, 2004 and 2003 (in millions).

	2005			2004			2003
		Percent	Percent		Percent	Percent		Percent
Segment sales:	Sales	of Sales	Change	Sales	of Sales	Change	Sales	of Sales

Food Distribution	$2,669.3	58.6%	36.1%	1,961.2	50.3%	2.4%	1,915.2	48.2%
Military	1,157.2	25.4%	3.1%	1,122.1	28.8%	2.9%	1,090.0	27.5%
Retail	729.0	16.0%	(10.4%)	813.8	20.9%	(15.8%)	966.3	24.3%

Total Sales	$4,555.5	100.0%	16.9%	3,897.1	100.0%	(1.9%)	3,971.5	100.0%

The following table summarizes the impact on our total sales and segment sales of the additional week in the fourth fiscal quarter of 2003 (in millions):

Adjusted Fiscal 2003 Sales for the Effect of an Additional Week of Sales

				Comparable
		53rd	Comparable	Percent
		Week	52 Weeks	Change 2004
Segment sales:	Sales	Sales	of Sales	to 2003

Food Distribution	$1,915.2	33.3	1,881.9	4.2%
Military	1,090.0	17.3	1,072.7	4.6%
Retail	966.3	17.8	948.5	(14.2%)

Total Sales	$3,971.5	68.4	3,903.1	(0.2%)

The increase in food distribution sales in fiscal 2005 was primarily due to the acquisition of the Lima and Westville divisions, which added $630.0 million in sales, the majority of the total increase in sales over fiscal 2004. Excluding the impact of the acquisition, food distribution sales increased 4.0% year-to-date over the prior year, primarily related to new accounts. The increase in fiscal 2004 sales was due to new business with former Fleming customers and other new accounts.

The increase in military segment sales in fiscal 2005 was largely due to increases in domestic commissary customer traffic. The increase in fiscal 2004 was due to increased shipments throughout the domestic commissary system and overseas.

The decrease in retail sales for fiscal 2005 is attributable to the closure or sale of 25 stores during fiscal 2004 and nine stores during fiscal 2005, and a decline in same store sales, partially offset by the acquisition of two stores as part of the Roundy’s acquisition. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 4.1% for 2005 as compared to 2004. The decline in fiscal 2004 as compared to fiscal 2003 is due to the closure or sale of 25 stores and a decline in same store sales of 7.0%. These declines continue to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers.

During fiscal 2005 and 2004, our corporate store count changed as follows:

	Fiscal Year	Fiscal Year
	2005	2004

Number of stores at beginning of year	85	110
Acquired stores	2	0
Closed or sold stores	(9)	(25)

Number of stores at end of year	78	85

Gross Profit

Gross profit (calculated as sales less cost of sales) for fiscal 2005 was 9.5% of sales compared to 10.8% for fiscal 2004 and 11.5% for fiscal 2003. The decline in gross profit as a percentage of sales (gross profit margin) during the 2003-2005 period was primarily due to a higher percentage of sales in the food distribution and military segments as opposed to the retail segment, which historically has a higher gross profit margin. In the food distribution segment, inadequate execution in the management of manufacturer promotional spending, and higher than expected acquisition integration costs contributed to the gross profit margin decline during 2005. In addition, growth in our food distribution business has been obtained and will likely continue to be obtained from larger independent retailers who expect a lower cost of goods in order to compete in an ever more competitive marketplace. In the retail segment, gross profit margins were adversely affected during 2005 by implementation of a pricing strategy that was designed to drive sales, but instead caused margin deterioration without the expected improvement in sales.

The margin deterioration in fiscal 2005 compared to fiscal 2004 was partially offset by a $2.8 million decrease in the LIFO charge during fiscal 2005. The decrease in the 2005 LIFO charge is a result of lower food price inflation. Fiscal 2004 gross profit margins were negatively affected by a $3.5 million LIFO charge as compard to a $1.1 million LIFO credit for fiscal 2003. The LIFO charge in fiscal 2004 was due to food price inflation across all categories of products. The LIFO credit in 2003 was due to food price deflation and decreased inventory levels as a result of lower sales.

The gross margin declines during 2004 in the food distribution and retail segments was partially offset by the continued realization of gross margin improvement in the military segment from the consolidation of two large warehouse facilities during fiscal 2003.

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) for fiscal 2005 were 6.6% of sales as compared to 7.7% of sales in fiscal 2004 and 8.2% of sales in fiscal 2003. This decrease in SG&A expense as a percentage of sales in the 2003-2005 period primarily reflected the fact that our retail segment, which has higher SG&A expenses than our food distribution and military segments (as a percentage of sales), represented a smaller percentage of our total sales in each of these periods. Additionally, during fiscal 2004 bad debt expense decreased by $4.5 million from fiscal 2003 due to improved receivables management.

Fiscal 2005 impairment charges of $5.2 million, represented an increase of $4.3 million from fiscal 2004. The impairment charges for fiscal 2005 related primarily to retail stores whose carrying values were impaired due to increased competition within the stores’ respective market areas. The increase in impairment charges during fiscal 2005 was offset by a $4.7 million decrease in lease costs associated with closed store operations as compared to the prior year.

Gain on Sale of Real Estate

The gain on sale of real estate for 2005 was $3.6 million compared to $5.6 million for fiscal 2004, a decrease of 34.0%. Gain on sale of real estate for fiscal 2004 increased $4.8 million, or 86.6%, as compared to 2003. The gain on sale of real estate in all years was primarily related to the sale of unoccupied properties.

Special Charges

As previously discussed, we closed 18 stores at the end of the second quarter 2004 and sought purchasers for our three Denver AVANZA stores. As a result of these actions, we recorded a special charge of $34.8, million which is reflected in the “Special charges” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. The special charge included $22.6 million in impairment charges of long-lived assets, $11.6 million related to lease closure costs, and $0.6 million in other closure costs.

During fiscal 2005, we decided to continue to operate the three AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to these stores because the assets of the stores were revalued at historical cost less depreciation during the time held-for-sale. Partially offsetting this reversal was a $0.2 million change in estimate for other property closure costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for fiscal 2005 increased by $3.5 million, or 8.6% as compared to fiscal 2004. The increase was primarily caused by the increased depreciation and amortization expense related to the acquisition of the Lima and Westville divisions, including the amortization of a $34.6 million customer contract intangible, partially offset by the closure or sale of 34 retail stores since the first quarter of fiscal 2004. Depreciation and amortization expense declined 5.1% during fiscal 2004 as compared to fiscal 2003 primarily due to the closure of 25 retail stores during fiscal 2004.

Interest Expense

Interest expense decreased $2.4 million to $24.7 million in fiscal 2005 as compared to $27.2 million for fiscal 2004. The decrease was largely due to a decrease in the effective interest rate from 8.2% for fiscal 2004 to 5.7% for fiscal 2005 because of changes in the composition of our debt as discussed in the “Liquidity and Capital Resources” section below and the impact of interest rate swaps. The effect of the decrease in our effective rate was partially offset by an increase in the average borrowing levels from $314.6 million for fiscal 2004 to $407.2 million for fiscal 2005 and by the payment of a $0.75 million bridge loan fee during the second quarter of 2005 in connection with arrangement of our financing for the acquisition of the Lima and Westville divisions. Interest expense for fiscal 2004 decreased by 21.7% compared to fiscal 2003, primarily due to a decrease in average borrowing levels which was partially offset by an increase in average interest rate from 2003 to 2004.

Income Tax Expense

The effective tax rate for income from continuing operations in fiscal 2005 was 38.4% compared to 22.5% for fiscal 2004 and 33.2% for fiscal 2003 In 2005, 2004 and 2003 we reversed $1.1 million, $3.3 million and $3.0 million of previously established tax reserves, respectively. These reversals were primarily the result of resolution of various federal and state tax issues and statute expirations.

Refer to the tax rate table in Part II, Item 8 of this report under Note (10) — “Income Taxes” of Notes to the Consolidated Financial Statements for the comparative components of these rates.

Discontinued Operations

The net earnings from discontinued operations of $0.06 million in fiscal 2005 and 2004 was a result of the resolution of a contingency associated with the sale of our Nash De-Camp produce growing and marketing subsidiary in fiscal 1999.

Net Earnings

Net earnings for the 52 week fiscal 2005 were $41.3 million, or $3.13 per diluted share, compared to $14.9 million, or $1.18 per diluted share, for the 52 week fiscal 2004, and $35.1 million, or $2.88 per diluted share, for the 53 week 2003 year. Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results. Some of the more significant of these events are summarized as follows:

	Fifty-Two Weeks		Fifty-Two Weeks		Fifty-Three Weeks
	Ended December 31,		Ended January 1,		Ended January 3,
	2005		2005		2004
	$	EPS	$	EPS	$	EPS

Net earnings from continuing operations as reported	41,196	3.13	14,877	1.18	34,679	2.85
Items affecting earnings
Bridge loan fee	457	0.03	—	—	—	—
Call premium for early redemption of senior subordinated notes	—	—	2,819	0.22	—	—
Write-off of unamortized finance costs and original issuance discount on credit facility and senior subordinated notes	—	—	1,525	0.12	—	—
Special charge from store dispositions	(791)	(0.06)	20,950	1.66	—	—
Store closure cost reflected in operations (Q2 2004)			2,009	0.16
Fees paid to lenders as consideration for bond indenture and credit facility waivers	—	—	—	—	2,339	0.19
Reduction of health insurance expense	—	—	—	—	(3,790)	(0.31)
Reduction in income tax expense	(1,076)	0.08	(3,300)	(0.27)	(3,000)	(0.25)

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

Operating cash flows were $61.3 million for fiscal 2005, a decrease of $40.6 million from $101.9 million for fiscal 2004. The primary reason for the decrease in operating cash flows for fiscal 2005 as compared to the same period last year was an increase of $31.3 million in inventories primarily due to new business and the integration of the Westville and Lima divisions. Cash flow from operations decreased by $12.6 million in fiscal 2004 compared to fiscal 2003 due to costs related to the 2004 special charge. Partially offsetting these costs was a decrease in inventories of approximately $19.4 million, $15.0 million of which related to the retail store closures. An increase in accounts receivable from the prior year was more than offset by an increase in accounts payable.

Cash used for investing activities increased by $222.4 in fiscal 2005 compared to fiscal 2004, primarily because of the acquisition of the Lima and Westville divisions. Cash used for investing activities decreased by $29.1 million in fiscal 2004 compared to fiscal 2003, mostly due to a decrease in net additions to property, plant and equipment of $26.5 million.

Cash provided by financing activities was $165.6 million for fiscal 2005 as compared to $101.3 million of cash used in financing activities during fiscal 2004. Financing activities for fiscal 2005 primarily included proceeds from the private placement of $150.1 million in aggregate issue price of senior subordinated convertible notes and net receipts from revolving debt of $30.6 million to finance the acquisition of the Westville and Lima divisions. Cash used for financing in fiscal 2004 reflected early extinguishment of the

$165 million principal balance on our 8.5% Senior Subordinated Notes, using proceeds from our senior secured bank credit facility described below, as well as amounts used to pay down our revolving credit facility during the year. At December 31, 2005, credit availability under the senior secured credit facility was $66.8 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of December 31, 2005, and the expected timing of cash payments related to such obligations in future periods:

	Payment Due by Period
	(In thousands)
		Less than			Over 5
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	Years

Long Term Debt(1)	$372,322	2,074	1,212	216,823	152,213
Capital Lease Obligations(2) (3)	69,958	7,164	14,305	13,735	34,754
Operating Leases(2)	137,303	24,489	39,410	28,812	44,592
Purchase Obligations(4)	83,771	31,855	51,863	52	—

Total Contractual Cash Obligations(5)	$663,354	65,582	106,790	259,422	231,559

(1)	Refer to Part II, Item 8 in this report under Note (7) — “Long-term Debt and Bank Credit Facilities” in Notes to Consolidated Financial Statements and to the discussion of covenant compliance below for additional information regarding long term debt.

(2)	Lease obligations primarily relate to store locations for our retail segment, as well as store locations subleased to independent food distribution customers. A discussion of lease commitments can be found in Part II, Item 8 in this report under Note (14) — “Leases” in Notes to Consolidated Financial Statements and under the caption “Lease Commitments” under “Critical Accounting Policies,” below.

(3)	Includes amounts classified as imputed interest.

(4)	The majority of our purchase obligations involve purchase orders made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable upon shipment of the underlying product. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services. The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase to earn $0.8 million in upfront contract monies received. Should we not be able to fulfill these purchase obligations, we would be only obligated to pay back the unearned upfront contract monies.

(5)	We have not included obligations under our pension and postretirement medical benefit plans in the contractual obligations table. As of December 31, 2005 we had a pension funding obligation of $8.4 million as discussed further in Part II, Item 8 in this report under Note (19) — “Pension and Other Post-retirement Benefits.”

We have also made certain commercial commitments that extend beyond 2006. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of December 31, 2005:

		Commitment Expiration per Period
	Total
	Amounts	Less than			Over 5
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)

Standby Letters of Credit(1)	$17,578	17,578	—	—	—
Guarantees(2)	32,008	—	4,495	3,935	23,578

Total Other Commercial Commitments	$49,586	17,578	4,495	3,935	23,578

(1)	Letters of credit relate primarily to supporting workers’ compensation obligations and are renewable annually.

(2)	Refer to Part II, Item 8 of this report under Note (15) — “Concentration of Credit Risk” of Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” under “Critical Accounting Policies,” below, for additional information regarding debt, lease guarantees and assigned leases.

Senior Secured Credit Facility

Our senior secured bank credit facility consists of $125 million in revolving credit, all of which may be used for loans and up to $40 million of which may be used for letters of credit, and a $175 million Term Loan B. The facility is secured by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the applicable credit agreement. At January 1 and December 31, 2005 the margin for the revolver and Term Loan B were 1.75% and 2.25%, respectively and the commitment commission was 0.375%. The credit facility requires us to hedge a certain portion of such borrowings through the use of interest rate swaps, as we have done historically. On February 22, 2005, we entered into a First Amendment to our credit facility permitting us to enter into the asset purchase agreement with Roundy’s and to close and finance the acquisition of the Lima and Westville divisions.

Our senior secured credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs. The credit agreement governing the credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage. These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs and asset impairments), less cash payments made during the current period on certain non-cash charges recorded in prior periods. In addition, for purposes of determining compliance with prescribed leverage ratios and adjustments in the credit facility’s margin spread and commitment commission, Consolidated EBITDA is calculated on a pro forma basis that takes into account all permitted acquisitions, such as the acquisition of the Lima and Westville divisions, that have occurred since the beginning of the relevant four quarter computation period. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants. In addition, the credit agreement requires us to maintain predetermined ratio levels related to working capital coverage (the ratio of the sum of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus up to $60 million of additional secured indebtedness permitted to be issued under the new credit agreement).

The credit agreement initially requires us to maintain an interest coverage ratio of 3.50:1.00 at fiscal year end 2004 and increasing to 4:00:1.00 at fiscal year end 2007 and thereafter, a leverage ratio of 3.50:1.00 at fiscal year end 2004, stepping down to 3.25:1.00 at fiscal year end 2006 and to 3.00:1.00 at fiscal year end 2007 and thereafter, and a working capital ratio of 1.50:1.00 at fiscal year end 2004, stepping up to 1.75:1.00 at fiscal year end 2005 and to 2.00:1.00 at fiscal year end 2008 and thereafter. We must also maintain a senior secured leverage ratio (total unsubordinated secured debt to Consolidated EBITDA) of 2.75:1.00 at fiscal year end 2004, stepping down to 2.50:1.00 at fiscal year end 2006, and to 2.25:1.00 at fiscal year end 2007 and thereafter.

As of December 31, 2005, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio		Actual Ratio

Interest Coverage Ratio(1)	3.50:1.00 (minimum	)	5.43:1.00
Leverage Ratio(2)	3.50:1.00 (maximum	)	2.99:1.00
Senior Secured Leverage Ratio(3)	2.75:1.00 (maximum	)	1.56:1.00
Working Capital Ratio(4)	1.75:1.00 (minimum	)	2.29:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.

Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.

The following is a summary of the calculation of Consolidated EBITDA for fiscal 2005, 2004 and 2003 (amounts in thousands):

	2005
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings from continuing operations before income taxes	$11,361	16,041	18,100	21,364	66,866
Interest expense	4,187	6,578	7,919	6,048	24,732
Depreciation and amortization	8,374	10,614	14,357	10,376	43,721
LIFO	577	828	(229)	(452)	724
Closed store lease costs	178	—	216	(191)	203
Asset impairments	458	2,089	1,772	851	5,170
Gains on sale of real estate	—	(541)	(556)	(2,600)	(3,697)
Subsequent cash payments on non-cash charges	(1,375)	(652)	(752)	(2,690)	(5,469)
Special charge	—	(1,296)	—	—	(1,296)

Total Consolidated EBITDA	$23,760	33,661	40,827	32,706	130,954

	2004
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings (loss) from continuing operations before income taxes	$7,757	(25,639)	22,620	14,461	19,199
Interest expense	6,706	6,677	8,429	5,369	27,181
Depreciation and amortization	10,156	9,800	11,615	8,670	40,241
LIFO	392	783	1,043	1,307	3,525
Closed store lease costs	(129)	1,146	643	3,211	4,871
Asset impairments	—	—	—	853	853
Gains on sale of real estate	(82)	(14)	(3,317)	(2,173)	(5,586)
Subsequent cash payments on non-cash charges	(565)	(625)	(1,633)	(693)	(3,516)
Extinguishment of Debt	—	—	—	7,204	7,204
Special charge	—	36,494	—	(1,715)	34,779

Total Consolidated EBITDA	$24,235	28,622	39,400	36,494	128,751

	2003
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings from continuing operations before income taxes	$5,346	11,910	14,105	20,572	51,933
Interest expense	11,008	7,238	9,257	7,226	34,729
Depreciation and amortization	9,440	9,642	13,098	10,232	42,412
LIFO	400	400	41	(1,961)	(1,120)
Closed store lease costs	354	32	583	187	1,156
Asset impairments	390	—	1,725	591	2,706
Gains on sale of real estate	(66)	(126)	(218)	(338)	(748)
Subsequent cash payments on non-cash charges	(532)	(508)	(602)	(598)	(2,240)
Curtailment of post retirement plan	—	—	—	(4,004)	(4,004)

Total Consolidated EBITDA	$26,340	28,588	37,989	31,907	124,824

The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.

Convertible Subordinated Debt

On March 15, 2005 we completed a private placement of $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035. The funds were used to finance a portion of the acquisition of the Lima and Westville divisions from Roundy’s. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility.

Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes at a daily rate of 3.50% per year until the maturity date of the notes. On the maturity date of the notes, a holder will receive $1,000 per note. Contingent cash interest will be paid on the notes during any six-month period, commencing March 16, 2013, if the average market price of a note for a ten trading day measurement period preceding the applicable six-month period equals 130% or more of the accreted principal amount of the note, plus accrued cash interest, if any. The contingent cash interest payable with respect to any six-month period will equal an annual rate of 0.25% of the average market price of the note for the ten trading day measurement period described above.

The notes will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion rate of 9.312 shares of the Company’s common stock per $1,000 principal amount at maturity of notes (equal to an initial conversion price of approximately $50.05 per share). Upon conversion, the Company will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or a combination of both, at the Company’s option.

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

Redemption of Senior Subordinated Notes

On December 13, 2004, we redeemed the $165 million in 8.5% Senior Subordinated Notes (the “Notes”) Due 2008 at a redemption price of 102.833%, plus accrued and unpaid interest on the Notes as of the redemption date. We drew under the Term Loan B to fund the redemption of these Notes. Charges recorded during the fourth fiscal quarter of 2004 for redemption of the Notes and the refinancing of our credit facility included a call premium of $4.7 million and $2.5 million for unamortized finance costs and original issue discount charge.

Debt Obligations Generally

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of December 31, 2005:

	Fixed Rate			Variable Rate
	Fair Value	Amount	Rate	Fair Value	Amount	Rate
	(In thousands)

2006		$2,074	3.6%		—	—
2007		663	3.6%		—	—
2008		549	3.6%		—	—
2009		595	3.6%		$40,600	6.7%
2010		628	3.5%		175,000	6.7%
Thereafter		152,213	3.5%		—	—

	$124,100	$156,722		$215,600	$215,600

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At December 31, 2005, we had seven outstanding interest rate swap agreements which commence and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate
	(In thousands)

$ 45,000	12/13/2005	12/13/2006	3.809%
30,000	12/13/2005	12/13/2006	4.735%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2005	12/13/2007	4.737%
30,000	12/13/2006	12/31/2007	4.100%
20,000	12/13/2006	12/13/2007	4.095%
20,000	12/13/2006	12/13/2007	4.751%

The interest rate swap agreements described above had notional amounts totaling $185 million, which amounts are used to calculate the contractual cash flows to be exchanged under the contract. At January 1, 2005, we had seven outstanding interest rate swap agreements with notional amounts totaling $255 million. Three of the agreements with notional amounts of $140 million expired on December 13, 2005.

Interest rate swap agreements outstanding at year end and their fair value at that date are summarized as follows (in thousands):

	12/31/05	01/01/05

Interest Rate Swaps:
Pay fixed / receive variable	$185,000	255,000
Fair value	860	(82)
Average receive rate for effective swaps	4.4%	2.4%
Average pay rate for effective swaps	4.2%	3.0%

We are also using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge approximately 40% of our expected fuel usage for the periods set forth in the swap agreements. At December 31, 2005, we had two outstanding commodity swap agreements which commenced and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate

100,000 gallons/month	12/7/2004	11/30/2006	$1.18
100,000 gallons/month	1/1/2005	12/29/2006	$1.16

The fair market value of the commodity swaps totaled $1.5 million as of December 31, 2005.

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

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts — Methodology.  We evaluate the collectability of our accounts and notes receivable based on a combination of factors. In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In determining the adequacy of the reserves, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors. It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts. If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero. Refer to Part II, Item 8 of this report under Note (6) — “Accounts and Notes Receivable” of Notes to Consolidated Financial Statements for a discussion of these allowances.

Lease Commitments.  We have historically leased store sites for sublease to qualified independent retailers at rates that are at least as high as the rent paid by us. Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy. We also lease store sites for our retail segment. Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management. Our reserves for such properties can be materially affected by factors such as the extent of interested sub-lessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, general economic conditions and the demand for commercial property. Should the number of defaults by sub-lessees or corporate store closures materially increase, the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows. Refer to Part II, Item 8 of this report under Note (14) — “Leases” of Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

Guarantees of Debt and Lease Obligations of Others.  We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($9.3 million as of December 31, 2005), which would be due in accordance with the underlying agreements. All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). We have also assigned various leases to certain food distribution customers and other third parties. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be approximately $22.7 million as of December 31, 2005. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts — Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note (15) — “Concentration of Credit Risk” for more information regarding customer exposure and credit risk.

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

The estimates and assumptions used in the impairment analysis are consistent with the business plans and estimates we use to manage our business operations and to make acquisition and divestiture decisions. The use of different assumptions would increase or decrease the impairment charge. Actual outcomes may differ from the estimates. It is possible that the accuracy of the estimation of future results could be materially affected by different judgments as to competition, strategies and market conditions, with the potential for a corresponding adverse effect on financial condition and operating results.

Goodwill

Goodwill for each of the Company’s reporting units is tested for impairment in accordance with SFAS 142 “Goodwill and Other Intangible Assets” annually and/or when factors indicating impairment are present. Fair value is determined primarily based on valuation studies performed by the company, which utilize a discounted cash flow methodology. Valuation analysis requires significant judgments and estimates to be made by management. The Company’s estimates could be materially impacted by factors such as competitive forces, customer behaviors, changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on financial condition and operating results and impairment of the goodwill.

Income Taxes

When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. In the event there is a significant unusual or one-time item recognized in our results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred.

Tax law requires certain items to be included in our tax return at different times than the items are reflected in our results of operations. As a result, the income tax expense reflected in our statements of income is different than that shown on our tax returns. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences will reverse over time, such as depreciation expense on property, plant and equipment. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years but have already been recorded as an expense in our statements of income. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is unlikely, we must establish a valuation reserve against those deferred tax assets. Deferred tax liabilities generally represent items for which we have already taken a deduction in our tax returns but we have not recognized the items as an expense in our statements of income. Significant judgment is required in evaluating our tax positions, and in determining our income tax expense, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

We establish reserves for income tax contingencies when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest and penalties. These reserves relate to various tax years subject to audit by taxing authorities. We believe that our current reserves are adequate, and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from our estimates and assumptions and could impact the income tax expense reflected in our consolidated statements of income

Reserves for Self Insurance

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

Vendor Allowances and Credits

As is common in our industry, we use a third party service to undertake accounts payable audits on an ongoing basis. These audits examine vendor allowances offered to us during a given year as well as cash discounts, freight allowances and duplicate payments and establish a basis for us to recover overpayments made to vendors. We reduce future payments to vendors based on the results of these audits, at which time we also establish reserves for commissions payable to the third party service provider as well as for amounts that may not be collected. We also establish reserves for future repayments to vendors for disputed payment deductions related to accounts payable audits, promotional allowances and other items. Although our estimates of reserves do not anticipate changes in our historical payback rates, such changes could have a material impact on our currently recorded reserves.

New Accounting Standards

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment.” The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123,

“Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005 (i.e., the beginning of the Company’s fiscal year 2006), however early adoption is allowed. The Company expects to adopt the provisions of the new statement using the modified-prospective method in the first quarter of fiscal 2006 and does not expect the impact on net income on a full year basis will be significantly different from the historical pro forma impacts discussed in the “Stock Option Plans” policy description in Note (1) — “Summary of Significant Accounting Policies,” and in Note 12 “Stock Based Compensation Plans” contained in Part II, Item 8 of this report.

On March 29, 2005 the SEC issued Staff Accounting Bulletin (SAB) 107 to provide guidance in applying the provisions of FASB Statement No. 123(R). The SAB describes SEC expectations in determining assumptions that underlie the fair value estimates. The provisions of the SAB are not expected to result in significant differences between compensation expense recognized upon adoption of SFAS 123(R) and the pro forma impacts as disclosed under Note (1) — “Summary of Significant Accounting Policies.”

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” FAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (i.e., the beginning of the Company’s fiscal year 2006). The implementation of FAS No. 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding, and derivatives employed from time to time to manage our exposure to changes in interest rates and diesel fuel prices.

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. Refer to Part II, Item 8 of this report under Note 6 — “Accounts and Notes Receivable” in Notes to Consolidated Financial Statements for more information. See disclosures set forth under Item 7 under the caption “Liquidity and Capital Resources.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company:

We have audited the accompanying consolidated balance sheets of Nash-Finch Company and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule referenced in Part IV, Item 15(2) of this report. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash-Finch Company and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nash-Finch Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 11, 2006

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

Fiscal years ended December 31, 2005,	2005	2004	2003
January 1, 2005 and January 3, 2004	(52 Weeks)	(52 Weeks)	(53 Weeks)

Sales	$4,555,507	3,897,074	3,971,502
Cost and expenses:
Cost of sales	4,124,344	3,474,329	3,516,460
Selling, general and administrative	300,837	299,727	326,716
Gains on sale of real estate	(3,697)	(5,586)	(748)
Special charges	(1,296)	34,779	—
Extinguishment of debt	—	7,204	—
Depreciation and amortization	43,721	40,241	42,412
Interest expense	24,732	27,181	34,729

Total cost and expenses	4,488,641	3,877,875	3,919,569
Earnings from continuing operations before income taxes	66,866	19,199	51,933
Income tax expense	25,670	4,322	17,254

Earnings from continuing operations	41,196	14,877	34,679
Discontinued operations:
Gain on disposition	92	91	678
Tax expense	(36)	(36)	(265)

Net earnings from discontinued operations	56	55	413

Net earnings	$41,252	14,932	35,092

Basic earnings per share:
Continuing operations	$3.19	1.20	2.87
Discontinued operations	—	—	0.03

Net earnings per share	$3.19	1.20	2.90

Diluted earnings per share:
Continuing operations	$3.13	1.18	2.85
Discontinued operations	—	—	0.03

Net earnings per share	$3.13	1.18	2.88

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 31,	January 1,
	2005	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,257	5,029
Accounts and notes receivable, net	195,367	157,397
Inventories	289,123	213,343
Prepaid expenses	16,984	15,524
Deferred tax assets	9,476	9,294

Total current assets	512,207	400,587

Investments in marketable securities	703	1,661
Notes receivable, net	16,299	26,554
Property, plant and equipment:
Land	18,107	21,289
Buildings and improvements	193,181	155,906
Furniture, fixtures and equipment	311,778	300,432
Leasehold improvements	65,451	71,907
Construction in progress	1,876	1,784
Assets under capitalized leases	40,171	40,171

	630,564	591,489
Less accumulated depreciation and amortization	(387,857)	(377,820)

Net property, plant and equipment	242,707	213,669

Goodwill	244,471	147,435
Customer contracts & relationships, net	35,619	4,059
Investment in direct financing leases	9,920	10,876
Deferred tax asset, net	1,667	2,560
Other assets	13,831	8,227

Total assets	$1,077,424	815,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Outstanding checks	$10,787	11,344
Current maturities of long-term debt and capitalized lease obligations	5,022	5,440
Accounts payable	217,368	180,359
Accrued expenses	83,539	72,200
Income taxes	9,143	10,819

Total current liabilities	325,859	280,162

Long-term debt	370,248	199,243
Capitalized lease obligations	37,411	40,360
Other liabilities	21,328	21,935
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value
Authorized 500 shares ; none issued	—	—
Common stock of $1.66 2/3 par value
Authorized 50,000 shares, issued 13,317 and 12,657 shares, respectively	22,195	21,096
Additional paid-in capital	49,430	34,848
Restricted stock	(78)	(224)
Common stock held in trust	(1,882)	(1,652)
Deferred compensation obligations	1,882	1,652
Accumulated other comprehensive income	(4,912)	(5,262)
Retained earnings	256,149	223,676

	322,784	274,134
Less cost of 11 and 11 shares of common stock in treasury, respectively	(206)	(206)

Total stockholders’ equity	322,578	273,928

Total liabilities and stockholders’ equity	$1,077,424	815,628

See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	2005	2004	2003

Operating activities:
Net earnings	$41,252	14,932	35,092
Adjustments to reconcile net income to net cash provided by operating activities:
Special charges — non cash portion	(1,296)	34,779	—
Discontinued operations	(92)	(91)	(678)
Extinguishment of debt	—	2,530	—
Curtailment of post retirement plan	—	—	(4,004)
Depreciation and amortization	43,721	40,241	42,412
Amortization of deferred financing costs	821	1,115	1,129
Amortization of rebatable loans	2,595	2,392	1,521
Provision for bad debts	4,851	4,220	8,707
Deferred income tax expense	711	(12,487)	15,480
Gain on sale of real estate and other	(4,505)	(6,001)	(1,003)
LIFO charge (credit)	724	3,525	(1,120)
Asset impairments	5,170	853	2,706
Other	3,606	5,228	(832)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(5,522)	(11,270)	18,484
Inventories	(31,295)	19,421	13,145
Prepaid expenses	(1,202)	(388)	(2,564)
Accounts payable	(1,298)	13,617	(3,817)
Accrued expenses	6,368	(17,780)	(9,411)
Income taxes payable	(1,677)	206	541
Other assets and liabilities	(1,615)	6,852	(1,286)

Net cash provided by operating activities	61,317	101,894	114,502

Investing activities:
Disposal of property, plant and equipment	16,346	17,136	9,002
Additions to property, plant and equipment	(24,638)	(22,327)	(40,728)
Business acquired, net of cash	(226,351)	—	(2,054)
Loans to customers	(3,086)	(4,364)	(10,626)
Payments from customers on loans	7,797	2,916	7,058
Purchase of marketable securities	(2,112)	(2,610)	—
Sale of marketable securities	2,927	1,113	—
Corporate owned life insurance, net	(1,707)	—	—
Other	144	(144)	—

Net cash used in investing activities	(230,680)	(8,280)	(37,348)

Financing activities:
Proceeds (payments) of revolving debt	30,600	14,674	(79,400)
Dividends paid	(8,779)	(6,673)	(4,320)
Proceeds from exercise of stock options	11,686	5,380	1,087
Proceeds from employee stock purchase plan	567	654	638
Proceeds from long-term debt	150,087	175,000	—
Payments of long-term debt	(10,425)	(268,047)	(7,195)
Payments of capitalized lease obligations	(2,623)	(2,515)	(2,900)
Decrease in outstanding checks	(557)	(12,006)	(3,726)
Premium paid for early extinguishment of debt	—	(4,674)	—
Payments of deferred financing costs	(4,965)	(3,135)	—

Net cash provided by (used in) financing activities	165,591	(101,342)	(95,816)

Net decrease in cash	(3,772)	(7,728)	(18,662)
Cash at beginning of year	5,029	12,757	31,419

Cash at end of year	$1,257	5,029	12,757

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Purchase of real estate under capital leases	$—	—	—
Acquisition of minority interest	21	—	—

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY

Consolidated Statements of Stockholder’s Equity
(In thousands, except per share amounts)

						Accumulated
						Other
						Comprehensive
					Minimum	Income (Loss)	Deferred
			Additional		Pension	Unrealized (Loss)	(Loss)/Gain
Fiscal years ended December 31, 2005	Common Stock		Paid-In	Retained	Liab.	Gain on Marketable	on Hedging
January 1, 2005 and January 3, 2004	Shares	Amount	Capital	Earnings	Adjust.	Securities	Activities

Balance at December 28, 2002	12,012	$20,021	$26,275	$184,645	$(6,274)	$—	$(1,233)
Net earnings	—	—	—	35,092	—	—	—
Other comprehensive income, net of tax of $26 and $956, respectively
Deferred gain on hedging activities	—	—	—	—	—	—	41
Minimum pension liability adjustment	—	—	—	—	1,496	—	—
Comprehensive income	—	—	—	—	—	—	—
Dividend declared of $.36 share	—	—	—	(4,320)	—	—	—
Treasury stock issued upon exercise of options	—	—	9	—	—	—	—
Common stock issued upon exercise of options	93	156	784	—	—	—	—
Common stock issued for employee stock purchase plan	47	78	559	—	—	—	—
Amortized comp. under restricted stock plan	—	—	—	—	—	—	—
Stock based deferred compensation	—	—	277	—	—	—	—
Forfeiture of restricted stock issued pursuant to performance awards	—	—	(9)	—	—	—	—
Distribution of stock pursuant to performance awards	—	—	100	—	—	—	—

Balance January 3, 2004	12,152	20,255	27,995	215,417	(4,778)	—	(1,192)

Net earnings	—	—	—	14,932	—	—	—
Other comprehensive income, net of tax of $758, $56 and $369, respectively
Deferred gain on hedging activities	—	—	—	—	—	—	1,186
Unrealized gains (losses) on investments in rabbi trust	—	—	—	—	—	87	—
Minimum pension liability adjustment	—	—	—	—	(565)	—	—
Comprehensive income	—	—	—	—	—	—	—
Dividend declared of $.54 share	—	—	—	(6,673)	—	—	—
Treasury stock issued upon exercise of options	—	—	(167)	—	—	—	—
Common stock issued upon exercise of options	347	579	4,605	—	—	—	—
Common stock issued for employee purchase plan	40	66	587	—	—	—	—
Common stock issued to a rabbi trust	118	196	(196)	—	—	—	—
Tax benefit associated with compensation plans	—	—	1,714	—	—	—	—
Amortized comp. under restricted stock plan	—	—	—	—	—	—	—
Stock based deferred compensation	—	—	340	—	—	—	—
Forfeiture of restricted stock issued pursuant to performance awards	—	—	(30)	—	—	—	—

Balance January 1, 2005	12,657	21,096	34,848	223,676	(5,343)	87	(6)

Net earnings	—	—	—	41,252	—	—	—
Other comprehensive income, net of tax of $918, $56 and $619, respectively
Deferred gain on hedging activities	—	—	—	—	—	—	1,436
Unrealized gains (losses) on invest. in rabbi trust	—	—	—	—	—	(87)	—
Minimum pension liability adjustment	—	—	—	—	(999)	—	—
Comprehensive income	—	—	—	—	—	—	—
Dividend declared of $.675 per share	—	—	—	(8,779)	—	—	—
Stock based compensation	1	1	27	—	—	—	—
Common stock issued upon exercise of options	633	1,054	10,631	—	—	—	—
Common stock issued for employee purchase plan	22	38	529	—	—	—	—
Common stock issued to a rabbi trust	4	6	(6)	—	—	—	—
Tax benefit associated with compensation plans	—	—	3,119	—	—	—	—
Amortized compensation under restricted plan	—	—	—	—	—	—	—
Stock based deferred compensation	—	—	282	—	—	—	—

Balance December 31, 2005	13,317	$22,195	$49,430	$256,149	$(6,342)	$—	$1,430

See accompanying notes to consolidated financial statements

NASH FINCH COMPANY

Consolidated Statements of Stockholder’s Equity — (Continued)
(In thousands, except per share amounts)

		Deferred	Common Stock				Total
Fiscal years ended December 31, 2005	Restricted	Compensation	Held in a Trust		Treasury Stock		Stockholder’s
January 1, 2005 and January 3, 2004	Stock	Obligation	Shares	Amount	Shares	Amount	Equity

Balance at December 28, 2002	$(894)	$—	—	$—	(70)	$(1,061)	$221,479
Net earnings	—	—	—	—	—	—	35,092
Other comprehensive income, net of tax of $26 and $956, respectively
Deferred gain on hedging activities	—	—	—	—	—	—	41
Minimum pension liability adjustment	—	—	—	—	—	—	1,496

Comprehensive income	—	—	—	—	—	—	36,629
Dividend declared of $.36 share	—	—	—	—	—	—	(4,320)
Treasury stock issued upon exercise of options	—	—	—	—	12	140	149
Common stock issued upon exercise of options	—	—	—	—	—	—	940
Common stock issued for employee stock purchase plan	—	—	—	—	—	—	637
Amortized comp. under restricted stock plan	419	—	—	—	—	—	419
Stock based deferred compensation	—	—	—	—	12	95	372
Forfeiture of restricted stock issued pursuant to performance awards	—	—	—	—	(1)	(3)	(12)
Distribution of stock pursuant to perf. awards	—	—	—	—	12	64	164

Balance January 3, 2004	(475)	—	—	—	(35)	(765)	256,457

Net earnings	—	—	—	—	—	—	14,932
Other comprehensive income, net of tax of $758, $56 and $369, respectively
Deferred gain on hedging activities	—	—	—	—	—	—	1,186
Unrealized gains (losses) on investments in rabbi trust	—	—	—	—	—	—	87
Minimum pension liability adjustment	—	—	—	—	—	—	(565)

Comprehensive income	—	—	—	—	—	—	15,640
Dividend declared of $.54 share	—	—	—	—	—	—	(6,673)
Treasury stock issued upon exercise of options	—	—	—	—	17	362	195
Common stock issued upon exercise of options	—	—	—	—	—	—	5,184
Common stock issued for employee purch. Plan	—	—	—	—	—	—	653
Common stock issued to a rabbi trust	—	1,652	(118)	(1,652)	—	—	—
Tax benefit associated with compensation plans	—	—	—	—	—	—	1,714
Amortized comp. under restricted stock plan	251	—	—	—	—	—	251
Stock based deferred compensation	—	—	—	—	8	207	547
Forfeiture of restricted stock issued pursuant to performance awards	—	—	—	—	(1)	(10)	(40)

Balance January 1, 2005	(224)	1,652	(118)	(1,652)	(11)	(206)	273,928

Net earnings	—	—	—	—	—	—	41,252
Other comprehensive income, net of tax of $918, $56 and $619, respectively
Deferred gain on hedging activities	—	—	—	—	—	—	1,436
Unrealized gains (losses) on investments in rabbi trust	—	—	—	—	—	—	(87)
Minimum pension liability adjustment	—	—	—	—	—	—	(999)

Comprehensive income	—	—	—	—	—	—	41,602
Dividend declared of $.675 per share	—	—	—	—	—	—	(8,779)
Stock based compensation	—	—	—	—	—	—	28
Common stock issued upon exercise of options	—	—	—	—	—	—	11,685
Common stock issued for employee purch. Plan	—	—	—	—	—	—	567
Common stock issued to a rabbi trust	—	230	(6)	(230)	—	—	—
Tax benefit associated with compensation plans	—	—	—	—	—	—	3,119
Amortized compensation under restricted plan	146	—	—	—	—	—	146
Stock based deferred compensation		—	—	—	—	—	282

Balance December 31, 2005	$(78)	$1,882	(124)	$(1,882)	(11)	$(206)	$322,578

See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Fiscal Year

The fiscal year of Nash-Finch Company (the “Company” or “Nash Finch”) ends on the Saturday nearest to December 31. Fiscal year 2005 and 2004 consisted of 52 weeks, while fiscal year 2003 consisted of 53 weeks. The Company’s interim quarters consist of 12 weeks except for the third quarter which has 16 weeks. For fiscal 2003, the Company’s fourth quarter consisted of 13 weeks.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been reflected in the consolidated statements of income for prior years. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period presented.

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

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs and shipping and handling fees. Advertising costs, included in cost of goods sold, are expensed as incurred and were $50.7 million, $44.9 million and $47.1 million for fiscal 2005, 2004 and 2003, respectively. Advertising income, included in cost of goods sold, offsetting advertising expense was approximately $53.4 million, $46.5 million and $48.8 million for fiscal 2005, 2004 and 2003, respectively.

Vendor Allowances and Credits

The Company reflects vendor allowances and credits, which include allowances and incentives similar to discounts, as a reduction of cost of sales when the related inventory has been sold, based on the underlying arrangement with the vendor. These allowances primarily consist of promotional allowances, quantity discounts and payments under merchandising arrangements. Amounts received under promotional or merchandising arrangements that require specific performance are recognized in the consolidated statements of income when the performance is satisfied and the related inventory has been sold. Discounts based on the quantity of purchases from the Company’s vendors or sales to customers are recognized in the consolidated statements of income as the product is sold. When payment is received prior to fulfillment of the terms, the amounts are deferred and recognized according to the terms of the arrangement. (Refer to Note 2, “Vendor Allowances and Credits.”)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are stated at the lower of cost or market. Approximately 84% and 82% of the Company’s inventories were valued on the last-in, first-out (LIFO) method at December 31, 2005 and January 1, 2005, respectively. During fiscal 2005, the Company recorded a LIFO charge of $0.7 million compared to a $3.5 million charge in fiscal 2004 and $1.1 million credit in fiscal 2003. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $48.6 million, $47.9 million, and $44.4 million higher at December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

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

Impairment of Long-lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. The Company allocates the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to the Company. The Company considers historical performance and future estimated results in its evaluation of potential impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. In fiscal 2005, 2004 and 2003, the Company recorded impairment charges, other than amounts separately classified as special charges, of $5.2 million, $0.9 million, and $2.7 million, respectively, within the “selling, general and administrative” caption of the consolidated statements of income.

Discontinued Operations

On July 31, 1999, the Company sold the outstanding stock of its wholly-owned produce growing and marketing subsidiary, Nash-De Camp. Nash-De Camp had previously been reported as a discontinued operation following a fourth quarter fiscal 1998 decision to sell the subsidiary. The net earnings from discontinued operations of $0.06 million in fiscal 2005 and 2004 and $0.4 million in fiscal 2003 reported under the caption “Discontinued operations” were a result of the resolution of a contingency associated with the sale.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill and Intangible Assets

Intangible assets, consisting primarily of goodwill and customer contracts, resulting from business acquisitions, are carried at cost. Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. The Company re-evaluates the carrying value of intangible assets for impairment annually and/or when factors indicating impairment are present, using an undiscounted operating cash flow assumption. The Company had no intangible assets other than goodwill with indefinite useful lives as of December 31, 2005 or January 1, 2005.

The Company performed an impairment test of goodwill as of the end of the Company’s third fiscal quarter in 2005, third quarter of 2004 and third quarter of 2003 and determined that no impairment issues existed. At December 31, 2005, the Company had $244.5 million of goodwill on its consolidated balance sheet, of which $121.7 million related to the food distribution segment, $25.8 million related to the military segment, and $97.0 million related to the retail segment. At January 1, 2005, the Company had $147.4 million of goodwill on its consolidated balance sheet, of which $23.2 million related to the food distribution segment, $25.8 million related to the military segment, and $98.4 million related to the retail segment.

Changes in the net carrying amount of goodwill were as follows (in thousands):

	Food
	Distribution	Military	Retail	Total

Goodwill as of January 3, 2004	$23,158	25,754	100,880	149,792
Resolution of disputed retail acquisition purchase price	—	—	(140)	(140)
Sale and impairment of retail stores	—	—	(2,217)	(2,217)

Goodwill as of January 1, 2005	23,158	25,754	98,523	147,435
Acquisition of food distribution centers	98,566	—	—	98,566
Sale of retail stores	—	—	(1,530)	(1,530)

Goodwill as of December 31, 2005	$121,724	25,754	96,993	244,471

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer contracts & relationships intangibles, including $34.6 million (gross) related to the Roundy’s acquisition were as follows (in thousands):

December 31, 2005
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Customer contracts & relationships	$42,696	(7,077)	35,619	1-20

January 1, 2005
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Customer contracts & relationships	$11,110	(7,051)	4,059	5-11

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	December 31, 2005
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Tradenames	3,300	(1,188)	2,112	25
Franchise agreements	2,694	(960)	1,734	5-25
Non-compete agreements	1,809	(1,212)	597	3-10

	January 1, 2005
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Tradenames	3,300	(1,056)	2,244	25
Franchise agreements	2,703	(860)	1,843	5-25
Non-compete agreements	2,444	(1,665)	779	3-10

Aggregate amortization expense recognized for fiscal 2005, 2004, and 2003 was $4.5 million, $1.6 million, and $1.5 million, respectively. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $4.4 million, $4.1 million, $3.9 million, $3.7 million and $3.5 million for fiscal years 2006 through 2010, respectively.

Income Taxes

When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. In the event there is a significant unusual or one-time item recognized in our results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred.

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not be realized. Changes in valuation allowances from period to period are included in the Company’s tax provision in the period of change.

Financial Instruments

The Company accounts for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.

The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities and to the cost of fuel in its distribution operations. The Company’s objective in managing its exposure to changes in interest rates and the cost of fuel is to reduce fluctuations in earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate swap agreements and fuel hedges, to manage risk exposures when appropriate, based on market conditions. The Company does not enter into derivative agreements for trading or other speculative purposes, nor is it a party to any leveraged derivative instrument.

Stock Option Plans

As permitted by the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has chosen to continue to apply Accounting Principles Board Opinion No. 25 (APB 25) “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. As a result, the Company does not recognize compensation costs if the option price equals or exceeds market price at date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts):

	2005	2004	2003

Reported net earnings	$41,252	14,932	35,092
Deduct: total stock-based employee compensation expense determined under fair value method for all option awards, net of tax	(519)	(1,112)	(1,214)

Adjusted net earnings	$40,733	13,820	33,878

Reported basic earnings per share	$3.19	1.20	2.90

Adjusted basic earnings per share	$3.15	1.11	2.80

Reported diluted earnings per share	$3.13	1.18	2.88

Adjusted diluted earnings per share	$3.10	1.09	2.78

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment.” The revisions to SFAS No 123 require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” For public entities, the provisions of the statement are effective as of the beginning of the first annual reporting period that begins after June 15, 2005 (i.e., the beginning of the Company’s fiscal year 2006), however early adoption is allowed. The Company expects to adopt the provisions of the new statement using the modified-prospective method in the first quarter of fiscal 2006 and does not expect the impact on net income on a full year basis will be significantly different from the historical pro forma impacts discussed in the “Stock Option Plans” policy description in Note (1) — “Summary of Significant Accounting Policies,” and in Note 12 “Stock Based Compensation Plans” contained in Part II, Item 8 of this report.

On March 29, 2005 the SEC issued Staff Accounting Bulletin (SAB) 107 to provide guidance in applying the provisions of FASB Statement No. 123(R). The SAB describes SEC expectations in determining assumptions that underlie the fair value estimates. The provisions of the SAB are not expected to result in significant differences between compensation expense recognized upon adoption of SFAS 123(R) and the pro forma impacts as disclosed under Note (1) — “Summary of Significant Accounting Policies.”

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.” FAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (i.e., the beginning of the Company’s fiscal year 2006). The implementation of FAS No. 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

In the case of performance-based allowances, the allowance or rebate is based on the Company’s completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking specific shipments of goods to retailers, or to customers in the case of the Company’s own retail stores, during a specified period (retail performance allowances), slotting (adding a new item to the system in one or more of the Company’s distribution centers)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a “bill-back” in which case the Company is invoiced at the regular price with the understanding that the Company may bill back the vendor for the requisite allowance when the performance is satisfied. The Company also assesses an administrative fee, reflected on the invoices sent to vendors, to recoup the Company’s reasonable costs of performing the tasks associated with administering retail performance allowances.

The Company collectively plans promotions with its vendors and arrives at the amount the respective vendor plans to spend on promotions with the Company. Each vendor has its own method for determining the amount of promotional funds budgeted to be spent with the Company during the period. In most situations, the vendor allowances are based on units the Company purchased from the vendor. In other situations, the allowances are based on the Company’s past or anticipated purchases and/or the anticipated performance of the planned promotions. Forecasting promotional expenditures is a critical part of the Company’s frequently scheduled planning sessions with its vendors. As individual promotions are completed and the associated billing is processed, the vendors track the Company’s promotional program execution and spend rate, and discuss the tracking, performance and spend rate with the Company on a regular basis throughout the year, variously on a weekly, monthly, quarterly or annual basis. These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and the Company. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and the Company.

The Company has a vendor dispute resolution process to facilitate timely research and resolution of disputed deductions from vendor payments. The Company estimates and records a payable based on current and historical claims.

(3)	Business Acquisitions

On March 31, 2005, Nash Finch completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (“Roundy’s”) out of two distribution centers located in Lima, Ohio and Westville, Indiana; the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio; and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”). Nash Finch also assumed certain trade payables and accrued expenses associated with the assets being acquired, but did not assume any indebtedness in connection with the acquisition. The aggregate purchase price paid was $225.7 million in cash, and is subject to customary post-closing adjustments based upon changes in the net assets of the Business. Nash Finch financed the acquisition by using cash on hand, $70.0 million of borrowings under its senior secured credit facility, and proceeds from the private placement of $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035, the borrowings and the sale of notes referred to as the “financing transactions.”

Under business combination accounting, the total purchase price will be allocated to the net tangible assets and identifiable intangible assets of the Business based on their estimated fair values. The excess of the purchase price over the net tangible assets and identifiable intangible assets will be recorded as goodwill. Customer contracts & relationships are amortized on a straight-line basis over a 20 year estimated useful life.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based upon a preliminary valuation, the total preliminary purchase price was allocated as follows (in thousands):

Total current assets	$77,529
Notes receivable, net	1,134
Net property, plant and equipment	58,999
Customer contracts & relationships	34,600
Goodwill	98,566
Liabilities	(45,113)

Total preliminary purchase price allocation	$225,715

The foregoing allocation of the purchase price is preliminary and is subject to change.

Pro forma financial information

The unaudited pro forma financial information in the table below combines the historical results for Nash Finch and the historical results for the Business for the fifty-two week periods ended December 31, 2005 and January 1, 2005, after giving effect to the acquisition by Nash Finch of the Business and the financing transactions described above as of the beginning of each of the periods presented. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

The following pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and the Business.

	Fifty-Two Weeks Ended
	2005	2004
	(in thousands, except per share data)

Total revenues	$4,760,402	4,853,387
Net income	43,155	20,451
Basic net income per share	3.33	1.64
Diluted net income per share	3.27	1.62

(4)	Special Charges

2004 Special Charge

In fiscal 2004, the Company completed a strategic review that identified certain retail stores that did not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. Consequently, the Company closed or sold 18 stores and sought purchasers for its three Denver area AVANZA stores. As a result of these actions, the Company recorded $34.8 million of charges which was reflected in the “Special charge” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. In fiscal 2005, the Company decided to continue to operate the three Denver AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to the stores as the assets of these stores were revalued at historical cost less depreciation during the time held-for-sale. Partially offsetting this reversal is a $0.2 million change in estimate for one other property.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the activity in the 2004 reserve established for store dispositions (in thousands):

	Write-	Write-
	Down of	Down of			Other
	Tangible	Intangible	Lease		Exit
	Assets	Assets	Commitments	Severance	Costs	Total

Initial accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701
Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance December 31, 2005	$—	—	7,683	—	172	7,855

1997 and 1998 Special Charges

The Company recorded special charges totaling $31.3 million in fiscal 1997 and $71.4 million (offset by $2.9 million of fiscal 1997 charge adjustments) in fiscal 1998. These charges affected the Company’s food distribution and retail segments and were also designed to redirect the Company’s technology efforts. All actions contemplated by the charges are complete. During fiscal 2004, the Company reversed $0.08 million, respectively, of its fiscal 1998 and 1997 special charges due to agreements reached to settle certain leases for less than what the Company had originally estimated. At December 31, 2005, the remaining accrued liability was $1.1 million and consisted primarily of lease commitments.

(5)	Impairment Charges

Impairment charges of $5.2 million, $0.9 million, and $2.7 million were recorded for asset impairments in fiscal 2005, 2004 and 2003, respectively. These charges related primarily to 11 stores in fiscal 2005, three stores in fiscal 2004 and six stores in fiscal 2003 that were impaired as a result of increased competition within the stores’ respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with SFAS No. 144.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal 2005 and 2004 are comprised of the following components (in thousands):

	2005	2004

Customer notes receivable, current	$4,987	5,911
Customer accounts receivable	169,006	136,083
Other receivables	28,027	22,438
Allowance for doubtful accounts	(6,653)	(7,035)

Net current accounts and notes receivable	195,367	157,397

Long-term customer notes receivable	30,164	31,043
Other non-current receivables	—	3,393
Allowance for doubtful accounts	(13,865)	(7,882)

Net long-term notes receivable	$16,299	26,554

Operating results include bad debt expense totaling $4.9 million, $4.2 million and $8.7 million during fiscal 2005, 2004 and 2003, respectively.

Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value.

(7)	Long-term Debt and Bank Credit Facilities

Long-term debt at the end of the fiscal 2005 and 2004 is summarized as follows (in thousands):

	2005	2004

Revolving credit	$40,600	10,000
Term loan	175,000	175,000
Convertible subordinated debt, 3.50% due in 2035	150,087	—
Industrial development bonds, 5.30% to 7.75% due in various installments through 2014	5,110	5,625
Notes payable and mortgage notes, 0.0% to 8.0% due in various installments through 2018	1,525	11,435

	372,322	202,060
Less current maturities	2,074	2,817

	$370,248	199,243

Senior Secured Bank Credit Facility

On November 12, 2004, the Company concluded the refinancing of its senior secured bank credit facility which resulted in a new credit facility consisting of $125 million in revolving credit, all of which may be utilized for loans and up to $40 million of which may be utilized for letters of credit, and a $175 million Term Loan B. The facility is secured by a security interest in substantially all assets of the Company and its wholly-owned subsidiaries that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the bank credit agreement bear interest at the Eurodollar rate plus a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The Term Loan B was subject to a

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment commission only until the loan was activated. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At January 1 and December 31, 2005 the margin for the revolver and Term Loan B were 1.75% and 2.25%, respectively and the commitment commission was 0.375%. At December 31, 2005, $66.8 million is available under the revolving line of credit.

On February 22, 2005, the Company entered into a First Amendment of the credit agreement governing its senior secured credit facility. The First Amendment generally amended the credit agreement so as to permit the Company to enter into an Asset Purchase Agreement to acquire certain distribution centers and other assets from Roundy’s and to close and finance that acquisition, as described in Note 3 above.

The Company has outstanding letters of credit in the amounts of $17.6 million and $17.2 million at December 31, 2005 and January 1, 2005, respectively, primarily supporting workers’ compensation obligations.

Convertible Subordinated Debt

To finance a portion of the acquisition from Roundy’s described in Note 3 above, the Company sold $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a private placement completed on March 15, 2005.

The notes are the Company’s unsecured senior subordinated obligations and rank junior to the Company’s existing and future senior indebtedness, including borrowings under its senior secured credit facility.

Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes at a daily rate of 3.50% per year until the maturity date of the notes. On the maturity date of the notes, a holder will receive $1,000 per note. Contingent cash interest will be paid on the notes during any six-month period, commencing March 16, 2013, if the average market price of a note for a ten trading day measurement period preceding the applicable six-month period equals 130% or more of the accreted principal amount of the note, plus accrued cash interest, if any. The contingent cash interest payable with respect to any six-month period will equal an annual rate of 0.25% of the average market price of the note for the ten trading day measurement period described above.

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

In connection with the closing of the sale of the notes, the Company entered into a registration rights agreement with the initial purchasers of the notes. In accordance with that agreement, the Company filed with the Securities and Exchange Commission a shelf registration statement covering resales by security holders of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was declared effective by the Securities and Exchange Commission on October 5, 2005.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Notes

On December 13, 2004, the Company redeemed the $165 million outstanding principal balance of its 8.5% Senior Subordinated Notes Due 2008 (the “Notes”) at a redemption price of 102.833%, plus accrued and unpaid interest on the Notes as of the redemption date. The Company drew under the Term Loan B portion of its senior secured credit facility to fund the redemption of the Notes. Charges recorded during the fourth fiscal quarter of 2004 for redemption of the Notes and the refinancing of the credit facility include a call premium of $4.7 million and $2.5 million for unamortized finance costs and original issue discount charge.

Industrial Development Bonds

At December 31, 2005, land in the amount of $1.4 million and buildings and other assets with a depreciated cost of approximately $4.9 million are pledged to secure obligations under issues of industrial development bonds.

Aggregate annual maturities of long-term debt for the five fiscal years after December 31, 2005 are as follows (in thousands):

2006	$2,074
2007	663
2008	549
2009	41,195
2010	175,628
Thereafter	152,213

Total	$372,322

Interest paid was $22.9 million, $27.2 million and $33.1 million in fiscal 2005, 2004 and 2003, respectively.

(8)	Investments

Investments in marketable securities are recorded at fair value based on quoted market prices, and are classified as available-for-sale. All investments in marketable securities are held in a benefits protection trust and relate to deferred compensation plans. The Company established the benefits protection trust during fiscal 2004. A summary of the carrying values and fair values of the Company’s investments is as follows (in thousands):

	December 31, 2005			January 1, 2005
		Gross			Gross
	Cost	Unrealized	Fair	Cost	Unrealized	Fair
	Basis	Losses	Value	Basis	Gains	Value

Equity securities	$1	—	1	877	142	1,019
Fixed income	298	(4)	294	259	—	259
Other short term investments	408	—	408	383	—	383

	$707	(4)	703	1,519	142	1,661

(9)	Derivative Instruments

The Company has market risk exposure to changing interest rates primarily as a result of its borrowing activities and to changing commodity prices associated with anticipated purchases of diesel fuel. The Company’s objective in managing its exposure to changes in interest rates and commodity prices is to reduce

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fluctuations in its earnings and cash flows. To achieve these objectives, the Company uses derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions. The Company does not enter into derivative agreements for trading or other speculative purposes, nor is the Company a party to any leveraged derivative instrument.

The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in the Company’s consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. At December 31, 2005, the Company did not have any ineffectiveness in its derivatives requiring current income recognition.

Interest Rate Swap Agreements

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At December 31, 2005, the Company had seven outstanding interest rate swap agreements. The agreements call for an exchange of interest payments with the Company making payments based on fixed rates for the respective time intervals and receiving payments based on floating rates, without an exchange of notional amount upon which the payments are based. Notional, commencement date, expiration and fixed rates payable by the Company are as follows:

Notional	Effective Date	Termination Date	Fixed Rate

$45,000	12/13/2005	12/13/2006	3.809%
30,000	12/13/2005	12/13/2006	4.735%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2005	12/13/2007	4.737%
30,000	12/13/2006	12/31/2007	4.100%
20,000	12/13/2006	12/13/2007	4.095%
20,000	12/13/2006	12/13/2007	4.751%

At January 1, 2005, the Company had seven outstanding interest rate swap agreements with notional amounts totaling $255 million. Three of the agreements with notional amounts totaling $140 million expired on December 13, 2005.

Interest rate swap agreements outstanding at year end and their fair value at that date are summarized as follows (in thousands):

	December 31,	January 1,
	2005	2005

Pay fixed/receive variable	$185,000	255,000
Fair value asset/(liability)	860	(82)
Average receive rate for effective swaps	4.4%	2.4%
Average pay rate for effective swaps	4.2%	3.0%

Commodity Swap Agreements

The Company uses commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with the Company making payments based on fixed price per gallon and receiving payments based on floating prices, without an

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange of the underlying commodity amount upon which the payments are based. At December 31, 2005, the Company had two outstanding commodity swap agreements which commenced and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate

100,000 gallons/month	12/7/2004	11/30/2006	$1.18
100,000 gallons/month	1/1/2005	12/31/2006	$1.16

The fair market value of the commodity swaps totaled $1.5 million as of December 31, 2005. All of the commodity swaps expire within 12 months of the end of fiscal 2005.

(10)	Income Taxes

Total income tax expense is allocated as follows (in thousands):

	2005	2004	2003

Income tax expense from continuing operations	$25,670	4,322	17,254
Tax effect of discontinued operations	36	36	265

Total income tax expense	$25,706	4,358	17,519

Income tax expense from continuing operations is made up of the following components (in thousands):

Current:	2005	2004	2003

Federal	$22,807	11,800	2,816
State	2,541	1,355	314
Tax credits	(158)	(212)	(168)
Deferred:
Federal	432	(7,737)	12,860
State	48	(884)	1,432

Total	$25,670	4,322	17,254

Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2005	2004	2003

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.1	3.9	3.9
Change in tax contingencies	(1.6)	(17.2)	(5.8)
Other net	0.9	.8	0.1

Effective tax rate	38.4%	22.5%	33.2%

The income tax rate from continuing operations for fiscal 2005 was 38.4% compared to 22.5% for fiscal 2004 and 33.2% for fiscal 2003. During fiscal years 2005, 2004 and 2003, the Company reversed previously established income tax reserves of $1.1 million, $3.3 million and $3.0 million, respectively, primarily due to the resolution of various federal and state tax issues and statute expirations.

Net income taxes paid were $23.8 million, $15.4 million and $2.7 million during fiscal 2005, 2004 and 2003, respectively. Income tax benefits were recognized through stockholders’ equity of $3.1 million and $1.7 million during fiscal years 2005 and 2004, respectively, as compensation expense for tax purposes in

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of amounts recognized for financial reporting purposes. A similar income tax benefit was not recognized during fiscal 2003.

The Company has established reserves for income tax contingencies. The Company establishes reserves when, despite its belief that the tax return positions are fully supportable, certain positions are likely to be challenged and it may ultimately not prevail in defending its positions. These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest and penalties. These reserves relate to various tax years subject to audit by taxing authorities.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,	January 1,
	2005	2005

Deferred tax assets:
Compensation related accruals	$7,431	6,520
Reserve for bad debts	7,262	5,818
Reserve for store shutdown and special charges	4,241	4,413
Workers compensation accruals	4,181	3,959
Pension accruals	4,131	3,450
Reserve for future rents	2,979	2,372
Other	4,157	3,050

Total deferred tax assets	34,382	29,582

Deferred tax liabilities:
Property, plant and equipment	2,951	2,746
Intangible assets	4,963	2,364
Inventories	9,566	10,316
Convertible debt interest	2,096	0
Other	3,663	2,302

Total deferred tax liabilities	23,239	17,728

Net deferred tax asset	$11,143	11,854

(11)	Stockholder Rights Plan

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the 1995 Director Stock Option Plan (“1995 Plan”), each non-employee director received an annual grant of a non-qualified stock option covering 5,000 shares of the Company’s common stock in 2003. Each option has an exercise price equal to the fair market value of a share of the Company’s stock on the date of grant, becomes fully exercisable six months after the date of grant, and has a five year term. As of December 27, 2004, the Company terminated the 1995 Plan.

Under the 1997 Non-Employee Director Stock Compensation Plan (“1997 Plan”), each non-employee director received prior to 2004 one-half of his or her annual retainer in shares of Company stock. As of December 31, 2003, the 1997 Plan was amended to remove this feature. Participation in the 1997 Plan was frozen as of December 31, 2004.

Under the 2000 Stock Incentive Plan (“2000 Plan”), employees, non-employee directors and consultants may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses. As of December 31, 2005, only employees and non-employee directors have received awards under the 2000 Plan. Prior to 2005, awards to employees had commonly been non-qualified stock options, each with an exercise price equal to the fair market value of a share of the Company’s common stock on the date of grant and a term of 5 years, becoming exercisable in 20% increments 6, 12, 24, 36 and 48 months after the date of the grant. Awards of unrestricted stock in lieu of cash have been made under the 2000 Plan to certain employees in connection with the Company’s annual bonus program for executives. In such cases, additional awards of restricted stock equal to 15% of the number of shares received in lieu of cash have been made to these employees, with such shares subject to a two-year vesting period. In addition, an award of 50,000 restricted shares was made to the Company’s CEO in February 2002, with 20% of such shares vesting on each of the first five anniversaries of the grant date. Under terms of the award, he has voting power over all of the shares, and is entitled to receive ordinary cash dividends paid generally to shareholders. The award also provides for a cash payment on each vesting date in an amount equal to forty percent of the fair market value of the shares vesting at that time to partially offset the taxes due upon vesting. Compensation expense is recognized over the periods during which the restrictions lapse.

Performance units were granted during 2005 under the 2000 Stock Incentive Plan pursuant to the Company’s Long-Term Incentive Program. These units will vest at the end of a three year performance period and the payout, if any, will be determined by comparing the Company’s growth in “Consolidated EBITDA”

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(defined as in the Company’s senior secured credit agreement) and return on net assets (defined as net income divided by net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by the Company. The performance units will pay out in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. Depending on the Company’s ranking among the companies in the peer group, a participant could receive a number of shares (or the cash value thereof) ranging from zero to 200% of the number of performance units granted. Because these units can be settled in cash or stock, compensation expense is recorded over the three year period and adjusted to market value each period. Performance units were also granted under the 2000 Plan during 2001 to two executives in exchange for phantom stock units those executives had accrued under a now discontinued bonus and deferred compensation plan.

Awards to non-employee directors under the 2000 Plan began in 2004 and have taken the form of performance units, also referred to as restricted stock units, that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director is determined by dividing $30,000 by the fair market value of a share of the Company’s common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of the Company’s common stock six months after the director’s service on the Company’s Board ends. Because these units can only be settled in stock, a liability was recorded for the grant, which was expensed over the term of the award.

The Company also maintains the 1999 Employee Stock Purchase Plan under which Company employees may purchase shares of Company common stock at the end of each offering period at a price equal to 85% of the lesser of the fair market value of a share of the Company’s common stock at the beginning or end of such offering period. An offering period under the plan is typically six months. Employees purchased 20,422, 28,920 and 71,854 shares in fiscal 2005, 2004 and 2003, respectively, under this plan. At December 31, 2005, 58,323 shares of additional common stock were available for purchase under this plan.

Changes in outstanding options under the 1995 Plan and 2000 Plan (including a predecessor 1994 Stock Incentive Plan) during the three fiscal years ended December 31, 2005 are summarized as follows:

		Weighted Average
	Shares	Option Price
	(In thousands)	Per Share

Options outstanding December 28, 2002	1,345	$18.45
Exercised	(105)	8.20
Forfeited	(215)	21.23
Granted	328	16.91

Options outstanding January 3, 2004	1,353	18.43
Exercised	(365)	14.76
Forfeited	(166)	22.45
Granted	195	24.90

Options outstanding January 1, 2005	1,017	20.33
Exercised	(632)	18.48
Forfeited	(99)	21.60

Options outstanding December 31, 2005	286	$23.98

Stock options totaling 143,550 and 629,700 shares were exercisable at December 31, 2005 and January 1, 2005, respectively.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information concerning currently outstanding and exercisable stock options at December 31, 2005 (number of shares in thousands):

Options Outstanding

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price

$5.68 — 11.22	17.8	2.35	$10.78
12.00 — 22.19	104.1	2.09	19.06
22.78 — 27.52	83.0	2.84	25.45
30.46 — 35.36	81.2	2.32	31.67

	286.1	2.39	$23.98

Options Exercisable

		Weighted
		Average
	Number	Exercise
Range of Exercise Prices	Outstanding	Price

$5.68 — 11.22	0.6	$5.68
12.00 — 22.19	64.0	19.86
22.78 — 27.52	30.0	26.53
30.46 — 35.36	49.0	31.69

	143.6	$25.23

The weighted average fair value of options granted during fiscal 2004 and 2003 are $9.88 and $6.97, respectively. No options were granted during fiscal 2005. The fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model using the following assumptions.

Assumption:	2004	2003

Weighted average risk-free interest rate	3.40%	3.24%
Expected dividend yield	1.56%	1.53%
Expected option lives	2.5 years	2.5 years
Volatility	67%	72%

Pro forma compensation cost for the stock incentive plans would reduce net income as described in the “Summary of Significant Accounting Policies” as required by SFAS No. 148.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations (in thousands, except per share amounts):

	2005	2004	2003

Numerator:
Earnings from continuing operations	$41,196	14,877	34,679

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,942	12,450	12,082
Effect of dilutive options and awards	243	207	113

Denominator for diluted earnings per share (adjusted weighted-average shares)	13,185	12,657	12,195

Basic earnings per share	$3.19	1.20	2.87

Diluted earnings per share	$3.13	1.18	2.85

At December 31, 2005, 81,400 outstanding options were excluded from the diluted earnings per share calculation because the exercise price was greater than the market price of the stock and would have been anti-dilutive under the treasury stock method.

The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion rate of 9.312 shares of the Company’s common stock per $1,000 principal amount at maturity of notes (equal to an initial conversion price of approximately $50.05 per share). Upon conversion, the Company will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at the Company’s option. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value.

Performance units granted during 2005 under the 2000 Stock Incentive Plan pursuant to the Company’s Long-Term Incentive Program will pay out in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. Therefore, the performance units are accounted for using the treasury method and are potentially dilutive to earning per share.

(14)	Leases

A substantial portion of the store and warehouse properties of the Company are leased. The following table summarizes assets under capitalized leases (in thousands):

	2005	2004

Buildings and improvements	$40,171	40,171
Less accumulated amortization	(20,945)	(18,947)

Net assets under capitalized leases	$19,226	21,224

Total future minimum sublease rents receivable related to operating and capital lease obligations as of December 31, 2005 are $54.3 million and $19.1 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subleases. At December 31, 2005, future minimum rental payments by the Company under non-cancelable leases (including with respect to properties that have been subleased) are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2006	$24,489	7,164
2007	22,185	7,154
2008	17,225	7,151
2009	15,922	7,028
2010	12,890	6,707
Thereafter	44,592	34,754

Total minimum lease payments	$137,303	69,958

Less imputed interest (rates ranging from 8.3% to 24.6%)		29,598

Present value of net minimum lease payments		40,360
Less current maturities		(2,949)

Capitalized lease obligations		$37,411

Total rental expense under operating leases for fiscal 2005, 2004 and 2003 was as follows (in thousands):

	2005	2004	2003

Total rentals	$44,837	42,742	45,002
Less: real estate taxes, insurance and other occupancy costs	(3,548)	(4,284)	(4,399)

Minimum rentals	41,289	38,458	40,603
Contingent rentals	(141)	(159)	(104)
Sublease rentals	(9,990)	(8,596)	(10,986)

	$31,158	29,703	29,513

Most of the Company’s leases provide that the Company must pay real estate taxes, insurance and other occupancy costs applicable to the leased premises. Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Operating leases often contain renewal options. In those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

(15)	Concentration of Credit Risk

The Company provides financial assistance in the form of loans to some of its independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). The Company establishes allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. The Company believes that adequate provisions have been recorded for any doubtful accounts. In addition, the Company may guarantee debt and lease obligations of retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, the Company would

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

As of December 31, 2005 and January 1, 2005, one retailer comprised 45.1% and 41.2%, respectively, of the Company’s notes receivable balance. In addition, as of December 31, 2005, the Company has guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $9.3 million, including $3.8 million in loan guarantees to one retailer. In the normal course of business, the Company also subleases and assigns to third parties various leases. As of December 31, 2005, the Company estimates that its maximum potential obligation with respect to the subleases and assigned leases to be approximately $73.4 million and $22.7 million, respectively.

(16)	Fair Value of Financial Instruments

The estimated fair value of notes receivable approximates the carrying value at December 31, 2005 and January 1, 2005. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of the Company’s long-term debt, including current maturities, was $339.7 million and $202.7 million at December 31, 2005 and January 1, 2005, respectively, utilizing discounted cash flows.

The estimated fair value of the Company’s interest rate swap agreements is the estimated amount the Company would have to pay or receive to terminate the agreements based upon quoted market prices as provided by the financial institutions which are counterparties to the agreements.

(17)	Commitments and Contingencies

On December 19, 2005 and January 4, 2005, two purported class action lawsuits were filed against the Company and certain of its executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of Nash Finch common stock during the period from February 24, 2005, the date the Company announced an agreement to acquire two distribution divisions from Roundy’s, through October 20, 2005, the date the Company announced a downward revision to its earnings outlook for fiscal 2005. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by issuing false statements regarding, among other things, the integration of the distribution divisions acquired from Roundy’s, the performance of the Company’s core businesses, the Company’s internal controls and its financial projections, so as to artificially inflate the price of Nash Finch common stock. One of the complaints was voluntarily dismissed on March 3, 2006. The Company intends to vigorously defend against the remaining complaint. No damages have been specified. The Company is unable to evaluate the likelihood of prevailing in this case at this early stage of the proceedings, but does not believe that the eventual outcome will have a material impact on its financial position or results of operations.

Nash Finch has voluntarily contacted the SEC to discuss the results of an internal review that focused on trading in Nash Finch’s common stock by certain of Nash Finch’s officers and directors. The Board of Directors conducted the internal review with the assistance of outside counsel following an informal inquiry from the SEC in November 2005 regarding such trading. Nash Finch has offered to provide certain documents, and the SEC has accepted the offer. The Company will continue to fully cooperate with the SEC.

(18)	Long-Term Compensation Plans

The Company has a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Profit sharing contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performance. Effective January 1, 2003, the Company added a Company match to the 401(k) feature of this plan whereby the Company will make an

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual matching contribution to each participant’s plan account equal to 50% of the lesser of the participant’s contributions to the plan for the year or 6% of the participant’s eligible compensation for that year. The contribution expense for the Company matching contributions to the 401(k) plan will reduce dollar for dollar the profit sharing contributions that would otherwise be made to the profit sharing plan. Profit sharing expense (including the matching contribution) was $6.6 million, $5.8 million and $4.7 million for fiscal 2005, 2004 and 2003, respectively.

On January 1, 2000, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers. On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year. Benefits payable under the SERP vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages. Compensation expense related to the plan was $0.6 million in fiscal 2005, 2004 and 2003.

The Company also has deferred compensation plans for a select group of management or highly compensated employees and for non-employee directors. The plans are unfunded and permit participants to defer receipt of a portion of their base salary, annual bonus or long-term incentive compensation in the case of employees, or cash compensation in the case of non-employee directors, which would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the executive’s termination of employment or the director’s termination of service on the Board. Earnings are based on the performance of phantom investments elected by the participant from a portfolio of investment options. Under the plans available to non-employee directors, the investment options include share units that correspond to shares of the Company’s common stock.

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

The Company provides certain health care benefits for retired employees not subject to collective bargaining agreements. Such benefits are not provided to any employee who has left the Company after December 31, 2003. Employees who left the Company on or before that date become eligible for those benefits when they reach early retirement age if they have met minimum age and service requirements. Health care benefits for retirees are provided under a self-insured program administered by an insurance company.

Effective December 31, 2003, the Company recorded a curtailment reduction in the benefit obligation of $2.5 million and a gain of $4.0 million due to the elimination of retiree medical benefits for all active non-

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

union and certain union employees, and the elimination of retiree life insurance benefits for all active non-union employees.

The estimated future cost of providing post-retirement health costs is accrued over the active service life of the employees. The following table sets forth the actuarial present value of benefit obligations and funded status of the curtailed pension plan and curtailed post-retirement benefits for the years ended (in thousands).

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$(39,931)	(39,394)	(5,078)	(5,605)
Service cost	—	(1)	—	(4)
Interest cost	(2,309)	(2,376)	(197)	(293)
Participant contributions	—	—	(1,310)	(1,434)
Actuarial (loss) gain	(2,183)	(1,071)	1,442	127
Benefits paid	2,793	2,911	1,583	2,131

Benefit obligation at end of year	(41,630)	(39,931)	(3,560)	(5,078)

Change in plan assets
Fair value of plan assets at beginning of year	33,528	33,843	—	—
Actual return on plan assets	2,498	2,157	—	—
Employer contributions	—	439	272	697
Plan participants’ contributions	—	—	1,311	1,434
Benefits paid	(2,793)	(2,911)	(1,583)	(2,131)

Fair value of plan assets at end of year	33,233	33,528	—	—

Funded status	(8,397)	(6,402)	(3,560)	(5,078)
Unrecognized actuarial loss	10,429	8,831	233	1,675
Unrecognized prior service cost	(32)	(47)	(173)	(203)

Prepaid (accrued) benefit cost	$2,000	2,382	(3,500)	(3,606)

Amounts recognized in the Consolidated Balance Sheets consist of (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Prepaid benefit cost	$2,000	2,382	—	—
Accrued benefit cost	(10,397)	(8,778)	(3,450)	(3,606)
Deferred tax asset	4,055	3,435	—	—
Accumulated other comprehensive income	6,342	5,343	—	—

Net amount recognized in accrued expenses in the consolidated balance sheets	$2,000	2,382	(3,450)	(3,606)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated projected benefit obligation, accumulated benefit obligation and fair value of assets for the pension plan were as follows (in thousands):

	December 31,	January 1,
	2005	2005

Projected benefit obligation	$41,630	39,931
Accumulated benefit obligation	41,630	39,925
Fair value of plan assets	33,233	33,528

The aggregate costs for the Company’s retirement benefits included the following components (in thousands):

Components of net periodic benefit cost (income)

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003

Service cost	$—	2	20	—	4	245
Interest cost	2,309	2,376	2,439	196	293	507
Expected return on plan assets	(2,111)	(2,156)	(2,236)	—	—	—
Amortization of prior service cost	(15)	(15)	(15)	(30)	(30)	(550)
Recognized actuarial loss	198	163	128	—	69	288

Net periodic benefit cost	381	370	336	166	336	490

Curtailment gain	—	—	—	—	—	(4,004)

Net periodic benefit cost after curtailments	$381	370	336	166	336	(3,514)

Weighted-average assumptions used to determine benefit obligations at December 31, 2005 and January 1, 2005:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Weighted-average assumptions
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	N/A	3.00%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2005 and January 1, 2005:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Weighted-average assumptions
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	3.00%	4.00%	—	—

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates were as follows:

	December 31,	January 1,
	2005	2005

Current year trend rate	9.00%	9.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2010	2009

Assumed health care cost trend rates have a significant effect on the fiscal 2005 amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Effect on total of service and interest cost components	$2	(2)
Effect on post-retirement benefit obligation	44	(40)

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

In its 2004 consolidated financial statements reported on Form 10-K prior to the Act, the Company disclosed that it expected to contribute between $0 and $1.4 million to its pension plan during the measurement year ending December 31, 2005. The Company did not contribute to its pension plan in 2005.

Pension Plan Assets

The pension plan’s weighted-average asset allocation, by asset category are as follows:

	December 31,	January 1,
Weighted-Average Assumptions	2005	2005

Equity securities	30%	28%
Debt securities	11%	10%
Guaranteed Investment Contract	59%	62%

Investment Policy and Strategy

The Company’s investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefits:  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other
Year	Benefits	Benefits

2006	$2,835	424
2007	2,705	410
2008	2,690	357
2009	2,576	331
2010	2,506	293
2011 and later	12,645	1,251

	$25,957	3,066

Expected Long-Term Rate of Return

The expected return assumption was reviewed by external consultants, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. This assumption is assumed to be reasonable over a long-term period that is consistent with the liabilities.

Employer Contributions

Pension Plan

The Company anticipates making contributions of $2.3 million during the measurement year ending December 30, 2006.

Multi-Employer Plans

Approximately 10.3% of the Company’s employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. The Company does not have the information available to reasonably estimate its share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $3.1 million in fiscal 2005 and $1.9 million in fiscal 2004 and 2003.

(20)	Segment Information

The Company and its subsidiaries sell and distribute products that are typically found in supermarkets. The Company has three reportable operating segments. The Company’s food distribution segment consists of 17 distribution centers that sell to independently operated retail food stores and other customers. The military segment consists primarily of two distribution centers that distribute products exclusively to military commissaries and exchanges. The retail segment consists of corporate-owned stores that sell directly to the consumer.

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

Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at the Company’s distribution centers related to corporate-owned stores is allocated to the retail segment. Certain revenues and costs from the Company’s

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the food distribution segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2005, 23% of such warehouse operational profits were allocated to the retail operations compared to 27% and 35% in 2004 and 2003, respectively.

Prior years’ segment information has been restated to reflect a change in the allocation of marketing revenues and costs from unallocated corporate overhead to the food distribution and retail segments. The Company believes that the allocation of these revenues and costs to the segments more appropriately reflects where they are earned or incurred. Following is a summary of prior year restatements:

Additional net marketing revenue allocation by segment:
(In thousands)

	Food Distribution	Military	Retail	Total
Year end January 1, 2005	$2,347	—	988	3,335
Year end January 3, 2004	3,045	—	1,668	4,713

Major Segment of the Business
Year End December 31, 2005
(In thousands)

	Food
	Distribution	Military	Retail	Total
Revenue from external customers	$2,669,271	1,157,186	729,050	4,555,507
Inter-segment revenue	376,740	—	—	376,740
Interest revenue	(530)	—	—	(530)
Interest expense (incl. capital lease interest)	(530)	—	3,159	2,629
Depreciation expense	10,553	1,761	8,687	21,001
Segment profit	88,335	39,265	26,612	154,212
Assets	433,170	142,252	112,318	687,740
Expenditures for long-lived assets	9,036	2,555	2,362	13,953

Major Segment of the Business
Year End January 1, 2005
(In thousands)

	Food
	Distribution	Military	Retail	Total
Revenue from external customers	$1,961,179	1,122,056	813,839	3,897,074
Inter-segment revenue	411,515	—	—	411,515
Interest revenue	(392)	—	(315)	(707)
Interest expense (incl. capital lease interest)	(384)	—	3,213	2,829
Depreciation expense	8,666	1,670	11,017	21,353
Segment profit	75,950	36,266	28,108	140,324
Assets	361,072	143,231	119,491	623,794
Expenditures for long-lived assets	7,858	2,689	4,666	15,213

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Segment of the Business
Year End January 3, 2004
(In thousands)

	Food
	Distribution	Military	Retail	Total
Revenue from external customers	$1,915,170	1,089,999	966,333	3,971,502
Inter-segment revenue	506,488	—	—	506,488
Interest revenue	(297)	—	(332)	(629)
Interest expense (incl. capital lease interest)	(283)	—	3,199	2,916
Depreciation expense	8,982	1,534	13,569	24,085
Segment profit	66,943	31,283	31,846	130,072
Assets	360,962	126,434	168,323	655,719
Expenditures for long-lived assets	5,918	1,264	25,414	32,596

Reconciliation (In thousands)

	2005	2004	2003
Revenues
Total external revenue for segments	$4,555,507	3,897,074	3,971,502
Inter-segment revenue from reportable segments	376,740	411,515	506,488
Elimination of intersegment revenues	(376,740)	(411,515)	(506,488)

Total consolidated revenues	$4,555,507	3,897,074	3,971,502

Profit or Loss
Total profit for segments	$154,212	140,324	130,072
Unallocated amounts:
Adjustment of inventory to LIFO	(724)	(3,525)	1,120
Unallocated corporate overhead	(87,918)	(82,821)	(79,259)
Special charge	1,296	(34,779)	—

Income from continuing operations before
income taxes	$66,866	19,199	51,933

Assets
Total assets for segments	$687,740	623,794	655,719
Unallocated corporate assets	440,005	240,673	278,189
Adjustment of inventory to LIFO	(48,648)	(47,924)	(44,399)
Elimination of intercompany receivables	(1,673)	(915)	(3,157)

Total consolidated assets	$1,077,424	815,628	886,352

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Items-2005

	Segment		Consolidated
	Totals	Adjustments	Totals

Depreciation	$21,001	22,720	43,721
Interest expense	2,629	22,103	24,732
Expenditures for long-lived assets	13,953	10,685	24,638

Other Significant Items-2004

	Segment		Consolidated
	Totals	Adjustments	Totals

Depreciation	$21,353	18,888	40,241
Interest expense	2,829	24,352	27,181
Expenditures for long-lived assets	15,213	7,114	22,327

Other Significant Items-2003

	Segment		Consolidated
	Totals	Adjustments	Totals

Depreciation and amortization expense	$24,085	18,327	42,412
Interest expense	2,916	31,813	34,729
Expenditures for long-lived assets	32,596	8,132	40,728

The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. The Company’s market areas are in the Midwest, Mid-Atlantic, Great Lakes and Southeast United States.

NASH FINCH COMPANY AND SUBSIDIARIES

Quarterly Financial Information Summary (Unaudited)
(In thousands, except per share amounts and percent to sales)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	12 Weeks		12 Weeks		16 Weeks		12 Weeks
	2005	2004	2005	2004	2005	2004	2005	2004

Sales	$882,238	879,454	1,085,252	906,393	1,464,781	1,191,187	1,123,236	920,040
Cost of sales	790,806	781,607	981,938	806,928	1,332,836	1,063,911	1,018,764	821,883
Earnings (loss) from continuing operations before income tax expense	11,361	7,757	16,041	(25,639)	18,100	22,620	21,364	14,461
Income tax expense (benefit)	4,386	3,025	6,301	(9,999)	7,059	8,022	7,924	3,274
Earnings (loss) from continuing operations	6,975	4,732	9,740	(15,640)	11,041	14,598	13,440	11,187
Discontinued operations, net of income tax expense	—	—	—	—	—	—	56	55
Net earnings (loss)	6,975	4,732	9,740	(15,640)	11,041	14,598	13,496	11,242
Percent to sales	0.79	0.54	0.90	(1.73)	0.75	1.23	1.20	1.22
Basic earnings (loss) per share
Continuing operations	$0.55	0.39	0.76	(1.26)	0.85	1.17	1.02	0.89
Net earnings (loss)	$0.55	0.39	0.76	(1.26)	0.85	1.17	1.02	0.89
Diluted earnings (loss) per share
Continuing operations	$0.54	0.38	0.75	(1.26)	0.83	1.15	1.01	0.87
Net earnings (loss)	$0.54	0.38	0.75	(1.26)	0.83	1.15	1.01	0.87

Significant items by quarter include the following:

1.	Special charge of $36.4 million in the second quarter of 2004 for closure or sale of under-performing retail stores.

2.	Bond call premium expense of $4.7 million in the fourth quarter of 2004 related to early redemption of Senior Subordinated notes due 2008.

3.	Charge of $2.5 million in the fourth quarter of 2004 for write-off of remaining deferred financing costs upon refinancing of the senior secured credit facility.

4.	Net reversal of special charges of $1.7 million in the fourth quarter of 2004 due to lower than expected asset disposal costs.

5.	Net reversal of special charges of $1.3 million in the second quarter of 2005 for three Denver AVANZA stores no longer classified as held-for-sale and the change in estimate for other property closure costs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this annual report to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment we have concluded that as of December 31, 2005, our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, Nash Finch’s independent registered public accounting firm as stated in their report which is included on page 34 of this annual report on Form 10-K for the year ended December 31, 2005.

On March 31, 2005, we completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (“Roundy’s”) out of the two distribution centers located in Lima, Ohio and Westville, Indiana; the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio; and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”).

The Business has been excluded from management’s assessment of internal controls as of December 31, 2005 because it was acquired by Nash Finch during the current fiscal year. The acquired Business represents $271.8 million and $236.6 million of total and net assets, respectively, and $650.2 million of revenues of our related consolidated financial statement amounts as of and for the year ended December 31, 2005.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears in Part II, Item 8 of this report.

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting located in item 9A, that Nash-Finch Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nash-Finch Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting located in item 9A., management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the wholesale food and non-food distribution business acquired from Roundy’s Supermarkets, Inc. (“Roundy’s”) conducted out of two distribution centers located in Lima, Ohio and Westville, Indiana; the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio; and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”), which is included in the 2005 consolidated financial statements of Nash Finch Company and constituted $271.8 million and $236.6 million of total and net assets, respectively, and $650.2 million of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the Business because it was acquired by Nash Finch Company during the current fiscal year. Our audit of internal control over financial reporting of Nash Finch Company also did not include an evaluation of the internal control over financial reporting of the Business.

In our opinion, management’s assessment that Nash-Finch Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nash Finch Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nash-Finch Company and subsidiaries as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 11, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 11, 2006

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 that appears in the 2006 Proxy Statement under the captions “Proposal 1: Election of Directors — Information About Directors and Nominees,” “Proposal 1: Election of Directors — Information About the Board of Directors and Its Committees,” “Corporate Governance — Governance Guidelines” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Certain information regarding executive officers of the Registrant is included in Part I immediately following Item 4 above.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 that appears in the 2006 Proxy Statement under the captions “Proposal 1: Election of Directors — Compensation of Directors” and “Executive Compensation and Other Benefits” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch’s equity compensation plans in effect as of December 31, 2005:

Equity Compensation Plan Information

					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued Upon		Weighted-Average		Future Issuance Under Equity
	Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column(a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	516,396	(1)	$23.98	(2)	1,181,986	(3)
Equity compensation plans not approved by security holders	—		—		50,000	(4)
Total	516,396		$23.98		1,231,986

(1)	Includes stock options and performance units awarded under the 2000 Stock Incentive Plan (“2000 Plan”), stock options awarded under the 1995 Director Stock Option Plan (“1995 Director Plan”), and share units acquired by directors under the 1997 Non-Employee Director Stock Compensation Plan (“1997 Director Plan”) net of 124,183 outstanding shares held by a benefits protection trust with respect to such share units.

(2)	Each share unit acquired through the deferral of director compensation under the 1997 Director Plan and each performance unit granted under the 2000 Plan is payable in one share of Nash Finch common stock following the participant’s termination of service as an officer or director. As they have no exercise price, the Share units and performance units outstanding at December 31, 2005 are not included in the calculation of the weighted average exercise price.

(3)	The following numbers of shares remained available for issuance under each of our equity compensation plans at December 31, 2005. Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award

2000 Plan	1,075,193	Stock options, restricted stock, stock appreciation rights, performance units, stock bonuses. (821,179 of the available shares under the 2000 Plan must be issued in the form of performance units)
1997 Director Plan	36,648	Share units
Employee Stock Purchase Plan	70,145	Stock options (IRC §423 plan)

(4)	Shares remaining available for issuance under the Director Deferred Compensation Plan. Each share unit acquired through the deferral of director compensation under the Director Deferred Compensation Plan is payable in one share of Nash Finch common stock following the individual’s termination of service as a director.

Description of Plans Not Approved by Shareholders

Director Deferred Compensation Plan.  The Director Deferred Compensation Plan was adopted by the Board in December 2004 as a result of amendments to the Internal Revenue Code that affected the operation of non-qualified deferred compensation arrangements for amounts deferred on or after January 1, 2005. The Board reserved 50,000 shares of Nash Finch common stock for issuance in connection with the plan. The plan permits a participant to annually defer all or a portion of his or her cash compensation for service as a director, and have the amount deferred credited to either a cash account or a share account. Amounts credited to a share account are deemed to have purchased a number of share units determined by dividing the amount deferred by the then-current market price of a share of Nash Finch common stock. Each share unit represents the right to receive one share of Nash Finch common stock. The balance in a share account is payable only in stock following termination of service as a director.

Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 that appears in the 2006 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable, as there are no reportable relationships or transactions.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 that appears in the 2006 Proxy Statement under the captions “Independent Auditors — Fees Paid to Independent Auditors” and “Independent Auditors — Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The following financial statements are included in this report on the pages indicated:

Report of Independent Registered Public Accounting Firm — page 34

Consolidated Statements of Income for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 — page 35

Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005 — page 36

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 — page 37

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 31, 2005, January 1, 2005 and January 3, 2004 — page 38 to 39

Notes to Consolidated Financial Statements — pages 40 to 68

2.	Financial Statement Schedules.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts — page 78

Other Schedules.  Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit
No.	Description

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (File No. 0-785)).
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785)).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 (filed June 8, 1987) (File No. 33-14871)).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
3.4	Nash-Finch Company Bylaws (as amended November 9, 2005) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 14, 2005 (File No. 0-785)).
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated February 13, 1996 (File No. 0-785)).
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).

Exhibit
No.		Description

4.3		Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2005 (File No. 0-785)).
4.4		Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 9, 2005 (File No. 0-785)).
10.1		Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the sixteen weeks ended October 9, 2004 (File No. 0-785)).
10.2		First Amendment to Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (File No. 0-785)).
*10	.3	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-785)).
*10	.4	Form of Executive Retention Letter Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 21, 2005 (File No. 0-785)).
*10	.5	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed May 25, 2004 (File No. 333-115849)).
*10	.6	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.7	Nash-Finch Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121755)).
*10	.8	Nash-Finch Company 2000 Stock Incentive Plan (as amended February 22, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed May 12, 2005 (File No. 333-124863)).
*10	.9	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.10	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards (incorporated by reference to Appendix I to the Company’s Proxy Statement for its Annual Meeting of Stockholders on May 10, 2005 (filed March 21, 2005) (File No. 0-785)).
*10	.11	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10	.12	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.13	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan) (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.14	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-785)).

Exhibit
No.		Description

*10	.15	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.16	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.17	Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121754)).
*10	.18	Nash-Finch Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).
*10	.19	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 (File No. 0-785)).
*10	.20	Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10	.21	Description of Nash-Finch Company 2005 Executive Incentive Program (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2005 (File No. 0-785)).
*10	.22	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.23	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Ron Marshall (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.24	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Bruce A. Cross (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
21.1		Subsidiaries of the Company (filed herewith).
23.1		Consent of Ernst & Young LLP (filed herewith).
24.1		Power of Attorney (filed herewith).
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).
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

NASH FINCH COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years ended December 31, 2005, January 1, 2005, and January 3, 2004
(In thousands)

			Charged
	Balance at	Charged to	(Credited)				Balance
	Beginning	Cost and	to Other				at End
Description	of Year	Expenses	Accounts		Deductions		of Year
53 weeks ended January 3, 2004:
Allowance for doubtful receivables (c)	$27,024	8,707	173	(a)	13,034	(b)	22,870
Provision for losses relating to leases on closed locations	5,776	1,156			490	(d)	6,442

	$32,800	9,863	173		13,524		29,312

52 weeks ended January 1, 2005:
Allowance for doubtful receivables (c)	$22,870	4,220	240	(a)	12,413	(b)	14,917
Provision for losses relating to leases on closed locations	6,442	4,871			2,278	(d)	9,035

	$29,312	9,091	240		14,691		23,952

52 weeks ended December 31, 2005:
Allowance for doubtful receivables (c)	$14,917	4,851	2,335	(a)(e)	1,585	(b)	20,518
Provision for losses relating to leases on closed locations	9,035	203	1,421	(f)	3,021	(d)	7,638

	$23,952	5,054	3,756		4,606		28,156

(a)	Recoveries on accounts previously written off

(b)	Accounts charged off

(c)	Includes current and non-current receivables

(d)	Net payments of lease obligations & termination fees

(e)	Includes acquisition of $2,103 in 2005

(f)	Primarily relates to purchase accounting reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASH-FINCH COMPANY

By	/s/ Allister P. Graham
Allister P. Graham
Chairman and Interim Chief Executive Officer

Dated: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 16, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Allister P. Graham Allister P. Graham, Chairman and Interim Chief Executive Officer (Principal Executive Officer)	/s/ LeAnne M. Stewart LeAnne M. Stewart, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Katherine L. Miller Katherine L. Miller, Vice President & Corporate Controller (Principal Accounting Officer)

/s/ Robert L. Bagby* Robert L. Bagby, Director	/s/ John H. Grunewald* John H. Grunewald, Director

/s/ Carole F. Bitter* Carole F. Bitter, Director	/s/ Douglas A. Hacker* Douglas A. Hacker, Director

/s/ Richard A. Fisher* Richard A. Fisher, Director	/s/ William R. Voss* William R. Voss, Director

/s/ Jerry L. Ford* Jerry L. Ford, Director	/s/ William H. Weintraub* William H. Weintraub, Director

/s/ Mickey P. Foret* Mickey P. Foret*, Director

By:	/s/ Kathleen M. Mahoney
Kathleen M. Mahoney
Attorney-in-fact

NASH FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended December 31, 2005

Exhibit
No.	Description	Method of Filing

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005.	Incorporated by reference (IBR)
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985.	IBR
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987.	IBR
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002.	IBR
3.4	Nash-Finch Company Bylaws, as amended November 9, 2005.	IBR
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association).	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001.	IBR
4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035).	IBR
4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	IBR
10.1	Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.2	First Amendment to Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.3	Form of Change in Control Agreement.	IBR
10.4	Form of Executive Retention Letter Agreement.	IBR
10.5	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.6	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.7	Nash-Finch Company Deferred Compensation Plan.	IBR
10.8	Nash-Finch Company 2000 Stock Incentive Plan.	IBR
10.9	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan).	IBR
10.10	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards.	IBR
10.11	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.12	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.13	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan).	IBR
10.14	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision).	IBR

Exhibit
No.	Description	Method of Filing

10.15	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment.	IBR
10.16	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment.	IBR
10.17	Nash-Finch Company Director Deferred Compensation Plan.	IBR
10.18	Nash-Finch Company Supplemental Executive Retirement Plan.	IBR
10.19	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002.	IBR
10.20	Nash-Finch Company Performance Incentive Plan.	IBR
10.21	Description of Nash-Finch Company 2005 Executive Incentive Program.	IBR
10.22	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.23	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Ron Marshall.	IBR
10.24	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Bruce A. Cross.	IBR
21.1	Subsidiaries of the Company.	Filed Electronically (E)
23.1	Consent of Ernst & Young LLP.	E
24.2	Power of Attorney.	E
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	E
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	E