Form 10-K/A
period 2005-12-31
NASH FINCH CO
filed 2006-03-21
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ________ to _________.
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
.........
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

PART II
ITEM 6. SELECTED FINANCIAL DATA
PART IV
SIGNATURES
EXHIBIT INDEX TO AMENDMENT NO. 1 ON FORM 10-K/A
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer and Chief Financial Officer

EXPLANATORY NOTE
     This Form 10-K/A is being filed by Nash-Finch Company to amend its annual report on Form 10-K for the fiscal year ended December 31, 2005 (the “Report”) that was filed with the Securities and Exchange Commission on March 16, 2006. The amendment is being filed to correct an error made by our printer/filing agent in the process of converting and formatting the Report to an electronic format for filing with the Securities and Exchange Commission through the EDGAR system. This error caused the six footnotes to the “Consolidated Summary of Operations” table in Part II, Item 6 (“Selected Financial Data”) on page 17 of the Report to be rendered illegibly small in the electronically filed Report. This amendment is filed solely to make legible the footnotes to that table, and does not change any information contained in the Report as originally filed.

PART II
ITEM 6. SELECTED FINANCIAL DATA
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Summary of Operations
Five years ended December 31, 2005 (not covered by Independent Auditors’ Report)
(Dollar amounts in thousands except per share amounts)

	2005 (1)	2004	2003	2002	2001
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Sales (2)	$4,555,507	3,897,074	3,971,502	3,874,672	3,982,206
Cost of sales (2)	4,124,344	3,474,329	3,516,460	3,408,409	3,529,124
Selling, general and administrative	300,837	299,727	326,716	350,305	337,330
Gains on sale of real estate	(3,697)	(5,586)	(748)	(3,826)	(2,647)
Special charges	(1,296)	34,779	—	(765)	—
Extinguishment of debt	—	7,204	—	—	—
Depreciation and amortization	43,721	40,241	42,412	39,988	46,601
Interest expense	24,732	27,181	34,729	30,429	35,506
Income tax expense	25,670	4,322	17,254	19,552	15,025

Earnings from continuing operations	41,196	14,877	34,679	30,580	21,267
Net earnings from discontinued operations	56	55	413	—	—
Cumulative effect of change in accounting principle, net of income tax (3)	—	—	—	(6,960)	—

Net earnings	$41,252	14,932	35,092	23,620	21,267

Basic earnings per share:
Continuing operations	$3.19	1.20	2.87	2.59	1.83
Discontinued operations	—	—	0.03	—	—
Cumulative effect of change in accounting principle (3)	—	—	—	(0.59)	—

Basic earnings per share	$3.19	1.20	2.90	2.00	1.83

Diluted earnings per share:

Continuing operations	$3.13	1.18	2.85	2.52	1.78
Discontinued operations	—	—	0.03	—	—
Extraordinary change from early extinguishment of debt	—	—	—	(0.57)	—

Diluted earnings per share	$3.13	1.18	2.88	1.95	1.78

Cash dividends declared per common share	$0.675	0.54	0.36	0.36	0.36

Pretax earnings from continuing operations as a percent of sales	1.47%	0.49%	1.31%	1.29%	0.91%
Net earnings as a percent of sales	0.91%	0.38%	0.88%	0.61%	0.53%
Effective income tax rate	38.4%	22.6%	33.3%	39.0%	41.4%
Current assets	$512,207	400,587	415,810	468,281	479,364
Current liabilities	$325,859	280,162	284,752	309,256	383,624
Net working capital	$186,348	120,425	131,058	159,025	95,740
Ratio of current assets to current liabilities	1.57	1.43	1.46	1.51	1.25
Total assets	$1,077,424	815,628	886,352	947,922	970,245
Capital expenditures	$24,638	22,327	40,728	52,605	43,924
Long-term obligations (long-term debt and capitalized lease obligations)	$407,659	239,603	326,583	405,376	368,807

Stockholders’ equity	$322,578	273,928	256,457	221,479	203,408
Stockholders’ equity per share (4)	$25.20	22.21	21.36	18.61	17.43
Return on stockholders’ equity (5)	12.77%	5.43%	13.52%	13.81%	10.46%
Number of common stockholders of record at year-end	2,322	2,579	2,841	2,797	2,710
Common stock high price (6)	$44.00	38.66	24.70	33.18	35.54
Common stock low price (6)	$24.83	18.06	4.26	7.12	11.81

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) Exhibits
The Exhibits listed in the accompanying Index to Exhibits are filed or furnished as part of this Amendment No. 1 on Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2006	NASH-FINCH COMPANY
By /s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President & Chief Financial Officer

EXHIBIT INDEX TO AMENDMENT NO. 1 ON FORM 10-K/A

Exhibit
No.	Description	Method of Filing
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	Furnished herewith