Form 10-Q
period 2006-03-25
NASH FINCH CO
filed 2006-04-27
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve weeks ended March 25, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-785
NASH-FINCH COMPANY
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	41-0431960
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7600 France Avenue South,
P.O. Box 355
Minneapolis, Minnesota	55440-0355
(Address of principal executive offices)	(Zip Code)
(952) 832-0534
(Registrant’s telephone number including area code)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2006, 13,335,428 shares of Common Stock of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 25,	March 26,
	2006	2005
Sales	$1,034,759	882,238

Cost and expenses:
Cost of sales	942,340	790,806
Selling, general and administrative	70,336	67,510
Depreciation and amortization	9,702	8,374
Interest expense	6,067	4,187

Total costs and expenses	1,028,445	870,877

Earnings before income taxes and cumulative effect of a change in accounting principle	6,314	11,361

Income tax expense	2,627	4,386

Net earnings before cumulative effect of a change in accounting principle	3,687	6,975

Cumulative effect of a change in accounting principle, net of income tax expense of $119	169	—

Net earnings	$3,856	6,975

Net earnings per share:
Basic:
Net earnings before cumulative effect of a change in accounting principle	$0.28	0.55
Cumulative effect of a change in accounting principle, net of income tax expense	0.01	—

Net earnings per share	$0.29	0.55

Diluted:
Net earnings before cumulative effect of a change in accounting principle	$0.28	0.54
Cumulative effect of a change in accounting principle, net of income tax expense	0.01	—

Net earnings per share	$0.29	0.54

Cash dividends per common share	$0.180	0.135

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,349	12,687
Diluted	13,374	13,014
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 25,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,858	1,257
Accounts and notes receivable, net	178,339	195,367
Inventories	277,008	289,123
Prepaid expenses	17,576	16,984
Deferred tax assets	8,511	9,476

Total current assets	483,292	512,207

Investments in marketable securities	20	703
Notes receivable, net	18,253	16,299
Property, plant and equipment:
Land	18,074	18,107
Buildings and improvements	193,181	193,181
Furniture, fixtures and equipment	308,317	311,778
Leasehold improvements	64,042	65,451
Construction in progress	801	1,876
Assets under capitalized leases	40,171	40,171

	624,586	630,564
Less accumulated depreciation and amortization	(390,064)	(387,857)

Net property, plant and equipment	234,522	242,707

Goodwill	242,474	244,471
Customer contracts and relationships, net	34,911	35,619
Investment in direct financing leases	9,660	9,920
Deferred tax asset, net	2,003	1,667
Other assets	13,589	13,831

Total assets	$1,038,724	1,077,424

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$2,048	10,787
Current maturities of long-term debt and capitalized lease obligations	4,918	5,022
Accounts payable	209,541	217,368
Accrued expenses	80,970	83,539
Income taxes payable	7,947	9,143

Total current liabilities	305,424	325,859

Long-term debt	352,544	370,248
Capitalized lease obligations	36,628	37,411
Other liabilities	19,447	21,328
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,349 and 13,317 shares, respectively	22,248	22,195
Additional paid-in capital	50,160	49,430
Restricted stock	—	(78)
Common stock held in trust	(1,882)	(1,882)
Deferred compensation obligations	1,882	1,882
Accumulated other comprehensive income	(4,838)	(4,912)
Retained earnings	257,608	256,149

	325,178	322,784

Less cost of 21 and 11 shares of common stock in treasury, respectively	(497)	(206)

Total stockholders’ equity	324,681	322,578

Total liabilities and stockholders’ equity	$1,038,724	1,077,424

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Twelve Weeks Ended
	March 25,	March 26,
	2006	2005
Operating activities:
Net earnings	$3,856	6,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,702	8,374
Amortization of deferred financing costs	190	173
Amortization of rebatable loans	446	476
Provision for bad debts	783	577
Deferred income tax expense	630	412
Gain on sale of property, plant and equipment	(300)	(162)
LIFO charge	462	577
Asset impairments	1,547	458
Deferred compensation	(1,375)	96
Other	(212)	427
Changes in operating assets and liabilities
Accounts and notes receivable	18,740	5,586
Inventories	11,654	(16,667)
Prepaid expenses	(592)	(3,111)
Accounts payable	(7,827)	15,721
Accrued expenses	(2,495)	4,608
Income taxes payable	(1,196)	2,307
Other assets and liabilities	(660)	(1,527)

Net cash provided by operating activities	33,353	25,300

Investing activities:
Disposal of property, plant and equipment	2,405	272
Additions to property, plant and equipment	(2,042)	(2,826)
Loans to customers	(5,010)	(367)
Payments from customers on loans	374	808
Purchase of marketable securities	(9)	(1,182)
Sale of marketable securities	687	2,020
Corporate owned life insurance, net	(56)	(1,102)
Other	186	143

Net cash used in investing activities	(3,465)	(2,234)

Financing activities:
Payments of revolving debt	(17,600)	(10,000)
Dividends paid	(2,397)	(1,712)
Proceeds from exercise of stock options	110	480
Proceeds from employee stock purchase plan	253	296
Proceeds from long-term debt	—	150,087
Payments of long-term debt	(311)	(384)
Payments of capitalized lease obligations	(680)	(605)
Decrease in outstanding checks	(8,738)	(1,199)
Payments of deferred finance costs	2	(4,661)
Other	74	—

Net cash (used) provided by financing activities	(29,287)	132,302

Net increase in cash and cash equivalents	601	155,368
Cash and cash equivalents:
Beginning of period	1,257	5,029

End of period	$1,858	160,397

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
March 25, 2006
Note 1 – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2005.
     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (Nash Finch) at March 25, 2006 and December 31, 2005, and the results of operations and changes in cash flows for the twelve weeks ended March 25, 2006 and March 26, 2005. Adjustments consist only of normal recurring items, except for any discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications have been reflected in the Consolidated Statements of Income and Cash Flows for the twelve weeks ended March 26, 2005. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period presented.
Note 2 – Acquisition
     On March 31, 2005, we completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (“Roundy’s”) out of two distribution centers located in Lima, Ohio and Westville, Indiana; the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio; and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”). The aggregate purchase price paid was $225.7 million in cash. We financed the acquisition by using cash on hand, $70.0 million of borrowings under our senior secured credit facility, and proceeds from the private placement of $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035, the borrowings and the sale of notes referred to as the “financing transactions.”
     During the twelve weeks ended March 25, 2006, we finalized our allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible assets and identifiable intangible assets was recorded as goodwill. Customer contracts and relationships are amortized over a 20 year estimated useful life.

     The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

Total current assets	$77,529
Notes receivable, net	1,134
Net property, plant and equipment	58,950
Customer contracts and relationships	34,600
Goodwill	98,650
Liabilities	(45,148)

Total purchase price allocation	$225,715

Pro forma financial information
     The following pro forma financial information illustrates our estimated results of operations for the twelve weeks ended March 26, 2005 after giving effect to our acquisition of the Business and the financing transactions described above at the beginning of the period presented. The pro forma results of operations are presented for comparative purposes only. They do not represent the results which would have been reported had the acquisition occurred on the date assumed and are not necessarily indicative of future operating results.

Twelve Weeks
Ended
March 26,
(In thousands, except per share amounts)	2005

Sales	$1,077,820
Net earnings	8,656
Net earnings per share:
Basic	0.68
Diluted	0.67
Note 3 – Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $49.1 million and $48.6 million higher at March 25, 2006 and December 31, 2005, respectively. For the twelve weeks ending March 25, 2006 we recorded LIFO charges of $0.5 million compared to $0.6 million for the twelve weeks ended March 26, 2005.

Note 4 – Share-Based Compensation
          On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment – Revised 2004,” using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for the share-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Under this method of accounting, no share-based employee compensation cost for stock option awards was recognized for the twelve weeks ended March 26, 2005 because in all cases the option price equaled or exceeded the market price at the date of the grant. In accordance with the modified prospective method of transition, results for prior periods have not been restated to reflect this change in accounting principle.
          SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Consolidated Statement of Income for the first quarter of fiscal 2006 included compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006, are based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. As such, we recorded a cumulative effect for a change in accounting principle of $0.2 million in benefit, net of tax, as a result of the change in forfeiture rates for our Long-Term Incentive Program (LTIP). Under APB 25, forfeitures were reflected as they occurred. The effect to earnings per share was an $0.01 increase.
          We have three stock incentive plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.
•	Under the 1995 Director Stock Option Plan (“1995 Plan”), each non-employee director received an annual grant of a non-qualified stock option covering 5,000 shares of Nash Finch common stock in 2003. Each option has an exercise price equal to the fair market value of a share of Nash Finch common stock on the date of grant, becomes fully exercisable six months after the date of grant, and has a five year term. As of December 27, 2004, we terminated the 1995 Plan.
•	Under the 1997 Non-Employee Director Stock Compensation Plan (“1997 Plan”), each non-employee director received prior to 2004 one-half of his or her annual retainer in shares of Nash Finch common stock. As of December 31, 2003, the 1997 Plan was amended to remove this feature. Participation in the 1997 Plan was frozen as of December 31, 2004.
•	Under the 2000 Stock Incentive Plan (“2000 Plan”), employees, non-employee directors and consultants may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses. As of March 25, 2006, only employees and non-employee directors have received awards under the 2000 Plan. Prior to 2005, awards to employees had commonly been non-qualified stock options, each with an exercise price equal to the fair market value of a share of Nash Finch common stock on the date of grant and a term of five years, becoming exercisable in 20% increments 6, 12, 24, 36 and 48 months after the date of the grant. Awards of unrestricted stock in lieu of cash have been made under the 2000 Plan to certain employees in connection with our annual bonus program for executives. In such cases, additional awards of restricted stock equal to 15% of the number of shares received in lieu of cash have been made to these employees, with such shares subject to a two-year vesting period.
          We also maintain the 1999 Employee Stock Purchase Plan under which our employees may purchase shares of Nash Finch common stock at the end of each offering period at a price equal to 85% of the lesser of the fair market value of a share of Nash Finch common stock at the beginning or end of such offering period. An offering period under the plan is typically six months. Employees purchased 20,422 shares in fiscal 2005 under this plan. At March 25, 2006, 58,323 shares of additional common stock were available for purchase under this plan.
          Performance units were granted during 2005 and the first quarter of fiscal 2006 under the 2000 Plan pursuant to our LTIP. These units will vest at the end of a three year performance period and the payout, if any, will be determined by comparing our growth in “Consolidated EBITDA” (as defined in our senior secured credit facility) and return on net assets (defined as net income divided by net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a select peer group. The performance units will pay out in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. Depending on our ranking among the companies in the peer group, a participant could receive a number of shares (or the cash value thereof) ranging from zero to 200% of the number of performance units granted. Because these units can be settled in cash or common stock, compensation expense is recorded over the three year vesting period commensurate with the Plan and adjusted to market value each period.
          The following is a summary of LTIP activity for the period ended March 25, 2006:

		Weighted
		Average
		Remaining
	Performance	Contractual
(Number of shares in thousands)	Units	Term

Outstanding at January 1, 2006	76.2	2.0
Granted	102.4	3.0
Forfeited	(41.4)	—

Outstanding at March 25, 2006	137.2	2.5

          For stock options, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model. Expected volatilities are based upon historical volatility of Nash Finch common stock which is believed to be representative of future stock volatility. We use historical data to estimate the amount of option exercises and terminations with the valuation model primarily based on the vesting period of the option grant. The expected term of options granted is based upon historical employee behavior and the vesting period of the option grant. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair valued estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.

     No options were granted during the twelve weeks ended March 25, 2006 or the twelve weeks ended March 26, 2005. The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the last options granted during fiscal year 2004:

Assumptions	2004

Weighted average risk-free interest rate	3.40%
Expected dividend yield	1.56%
Expected option lives	2.5 years
Expected volatility	67%
     The following table summarizes information concerning outstanding and exercisable options as of March 25, 2006 (number of shares in thousands):
Options Outstanding

		Weighted
		Average
	Number	Remaining	Weighted
	of Options	Contractual	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price

$5.68 – 11.22	1.8	1.97	6.89
17.35 – 22.19	93.0	1.93	19.01
24.55 – 35.36	153.0	2.36	28.71

	247.8	2.20	24.91

Options Exercisable

	Number	Weighted
	of Options	Average
Range of Exercise Prices	Exercisable	Exercise Price

$5.68 – 11.22	0.8	5.68
17.35 – 22.19	59.0	19.68
24.55 – 35.36	78.9	29.73

	138.7	25.32

     The weighted average remaining contractual term of the options exercisable as of March 25, 2006 was 1.8 years and the aggregate intrinsic value was $0.7 million.
     Share-based compensation recognized under SFAS 123(R) for the twelve weeks ended March 25, 2006 was $0.4 million excluding the cumulative effect of the accounting change. Share-based compensation of $0.7 million for the twelve weeks ended March 26, 2005 was related to awards of performance units to non-employee directors and executives of Nash Finch and a restricted stock award to our former Chief Executive Officer.

     The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Twelve Weeks Ended
(In thousands, except per share amounts)	March 25, 2006	March 26, 2005

Net earnings, as reported	$3,856	6,975
Add employee share-based compensation included in net earnings:
Performance units	157	510
Restricted stock	—	45
Stock options and employee stock purchase plan	120	—

Total	277	555
Tax benefit	(115)	(214)

Employee share-based compensation included in net earnings, net of tax	162	341

Deduct fair value share-based employee compensation:
Performance units	(157)	(524)
Restricted stock	—	(45)
Stock options and employee stock purchase plan	(120)	(224)

Total	(277)	(793)
Tax benefit	115	309

Employee share-based compensation included in net earnings, net of tax	(162)	(484)

Net earnings, as adjusted	$3,856	6,832

Net earnings per share:
Basic – as reported	$0.29	0.55

pro forma	$0.29	0.54

Diluted – as reported	$0.29	0.54

pro forma	$0.29	0.53

     The following table summarizes activity in our share-based compensation plans during the twelve weeks ended March 25, 2006:

		Weighted	Restricted
		Average	Stock Awards/
	Stock Option	Option Price	Units (including
Number of shares in thousands)	Shares	Per Share	LTIP)

Outstanding at December 31, 2005	286.1	$23.98	97.2
Granted	—	—	102.4
Exercised	(5.0)	22.06	—
Forfeited	(33.3)	17.32	(51.4)
Restrictions lapsed	—	—	(10.9)

Outstanding at March 25, 2006	247.8	$24.91	137.3

Exercisable at December 31, 2005	143.6	$25.23
Exercisable at March 25, 2006	138.7	$25.32
     As of March 25, 2006 the total unrecognized compensation costs related to non-vested share-based compensation arrangements under the Stock Plans was $1.2 million for stock options granted and $2.8 million granted under the LTIP. The costs are expected to be recognized over a weighted-average period of 0.8 years for stock options and 2.5 years for the LTIP.

     Cash received from option exercises under the Stock Plans for the twelve weeks ended March 25, 2006 and March 26, 2005 was $0.1 million and $0.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises total $0.03 million and $0.2 million, respectively for the periods ended March 25, 2006 and March 26, 2005.
Note 5 – Other Comprehensive Income
     Comprehensive income is as follows:

	Twelve Weeks Ended
	March 25,	March 26,
(In thousands)	2006	2005

Net earnings	$3,856	6,975
Change in fair value of available-for-sale securities, net of tax	(3)	(87)
Change in fair value of derivatives, net of tax	77	1,950

Comprehensive income	$3,930	8,838

     During 2006 and 2005, other comprehensive income consisted of market value adjustments to reflect available-for-sale securities and derivative instruments at fair value, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As of March 25, 2006, all derivatives are designated as cash flow hedges for interest rates and fuel prices. All investments in available-for-sale securities held by us are amounts held in a rabbi trust in connection with the deferred compensation arrangement described below.
Rabbi Trust
     We offer deferred compensation arrangements, which allow certain employees, officers, and directors to defer a portion of their earnings. The amounts deferred are invested in a rabbi trust. The rabbi trust is accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” A rabbi trust is a funding vehicle used to protect deferred compensation benefits from events other than bankruptcy, such as a change in control or a shortage of cash flow. The investment in the rabbi trust is classified as an investment in available-for-sale securities included in other assets on the Consolidated Balance Sheets.
Corporate Owned Life Insurance (COLI)
     During the first fiscal quarter of 2005, we sold securities held in the rabbi trust and purchased life insurance policies to fund our obligations under deferred compensation arrangements for certain employees, officers and directors. The cash surrender value of these policies is included in other long-term assets on the Consolidated Balance Sheets.

Note 6 – Long-term Debt and Bank Credit Facilities
     Total debt outstanding was comprised of the following:

	March 25,	December 31,
(In thousands)	2006	2005

Senior secured credit facility:
Revolving credit	$23,000	40,600
Term loan B	175,000	175,000
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.30% to 7.75% due in various installments through 2014	5,110	5,110
Notes payable and mortgage notes, 0.0% to 8.0% due in various installments through 2018	1,214	1,525

Total debt	354,411	372,322
Less current maturities	1,867	2,074

	$352,544	370,248

Senior Secured Credit Facility
     Our senior secured credit facility consists of $125 million in revolving credit, all of which may be utilized for loans and up to $40 million of which may be utilized for letters of credit, and a $175 million Term Loan B. The facility is secured by a security interest in substantially all of our assets that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the facility bear interest at the Eurodollar rate or the prime rate, plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The Term Loan B was subject to a commitment commission only until the loan was activated. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At March 25, 2006 the margins for the revolver and Term Loan B were 1.75% and 2.25%, respectively and the commitment commission was 0.375%. At March 25, 2006, $84.1 million was available under the revolving line of credit after giving effect to outstanding borrowing and to $17.9 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
Senior Subordinated Convertible Debt
     To finance a portion of the acquisition from Roundy’s, described in Note 2, we sold $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility.
     Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. On the maturity date of the notes, a holder will receive $1,000 per note. Contingent cash interest will be paid on the notes during any six-month period, commencing March 16, 2013, if the average market price of a note for a ten trading day measurement period preceding the applicable six-month period equals 130% or more of the accreted principal amount of the note, plus accrued cash interest, if any. The contingent cash interest payable with respect to any six-month period will equal an annual rate of 0.25% of the average market price of the note for the ten trading day measurement period described above.

     The notes will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion rate of 9.312 shares of Nash Finch common stock per $1,000 principal amount at maturity of notes (equal to an initial conversion price of approximately $50.05 per share). We may redeem all or a portion of the notes for cash at any time on or after the eighth anniversary of the issuance of the notes. Holders may require us to purchase for cash all or a portion of their notes on the 8th, 10th, 15th, 20th and 25th anniversaries of the issuance of the notes and subject to certain limitations upon specified change in control events.
Note 7 – Special Charge
     In fiscal 2004, we closed 18 stores and sought purchasers for three Denver area AVANZA stores. As a result of these actions, we recorded $36.5 million of charges reflected in a “Special charge” line within the Consolidated Statement of Income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. In fiscal 2004, we recorded a net reversal of $1.6 million of the special charge because we were able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available. In fiscal 2005, we decided to continue to operate the AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to the stores as the assets of these stores were revalued at historical cost less depreciation during the time held-for-sale. Partially offsetting this reversal was a $0.2 million change in estimate for one other property.
     Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write-	Write-
	Down of	Down of			Other
	Tangible	Intangible	Lease		Exit
(In thousands)	Assets	Assets	Commitments	Severance	Costs	Total

Initial accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701

Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance December 31, 2005	—	—	7,683	—	172	7,855

Used in 2006	—	—	(303)	—	(60)	(363)

Balance March 25, 2006	$—	—	7,380	—	112	7,492

     As of March 25, 2006, we believe the remaining reserves are adequate.
Note 8 – Guarantees
     We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($9.5 million as of March 25, 2006), which would be due in accordance with the underlying agreements. All of the guarantees were issued prior to December 31, 2002 and therefore are not subject to the recognition and measurement provisions of

Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.
     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $21.9 million as of March 25, 2006.
Note 9 – Pension and Other Postretirement Benefits
     The following tables present the components of our pension and postretirement net periodic benefit cost for the twelve weeks ended March 25, 2006 and March 26, 2005:

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005

Interest cost	$566	578	25	49
Expected return on plan assets	(586)	(528)	—	—
Amortization of prior service cost	(4)	(4)	(110)	(7)
Recognized actuarial loss	77	52	(1)	—

Net periodic benefit cost	$53	98	(86)	42

     Weighted-average assumptions used to determine net periodic benefit cost for the twelve weeks ended March 25, 2006 and March 26, 2005 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted-average assumptions
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	3.00%	3.00%	—	—
     Total contributions to our pension plan in 2006 are expected to be $2.3 million.
     In March 2006, the FASB issued an exposure draft referred to as “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R).” This exposure draft requires companies to recognize the funded status of pension and other postretirement benefit plans on their balance sheet. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. The exposure draft, if approved, will be effective for reporting periods after December 15, 2006. See Part II, Item 8, Note 19 of our December 31, 2005 Form 10-K for more information on our pension and other postretirement benefit plans.

Note 10– Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	Twelve Weeks Ended
(In thousands, except per share amounts)	March 25, 2006	March 26, 2005

Net earnings per share-basic:
Net earnings	$3,856	6,975

Weighted-average shares outstanding	13,349	12,687
Net earning per share-basic	$0.29	0.55

Net earnings per share-diluted:
Net earnings	$3,856	6,975

Weighted-average shares outstanding	13,349	12,687
Dilutive impact of options	—	297
Shares contingently issuable	25	30

Weighted-average shares and potential dilutive shares outstanding	13,374	13,014

Net earnings per share-diluted	$0.29	0.54

Antidilutive options excluded from calculation (weighted-average amount for twelve-week period)	81	—
     During the period certain options were excluded from the calculation of diluted net earnings per share because the exercise price was greater than the market price of the stock and would have been anti-dilutive under the treasury stock method.
     The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an initial conversion rate of 9.312 shares of Nash Finch common stock per $1,000 principal amount at maturity of notes (equal to an initial conversion price of approximately $50.05 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value.
     Performance units granted during 2005 and 2006 under the 2000 Plan pursuant to our LTIP will pay out in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. Therefore, the performance units are accounted for using the treasury method and are potentially dilutive to earnings per share.
Note 11 – Segment Reporting
     We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments. Our food distribution segment consists of 17 distribution centers that sell to independently operated retail food stores and other customers. The military segment consists primarily of two distribution centers that distribute products exclusively to military commissaries and exchanges. The retail segment consists of corporate-owned stores that sell directly to the consumer.

     Prior year segment information has been restated to reflect a change in the allocation of marketing revenues and costs from unallocated corporate overhead to the food distribution and retail segments. We believe that the allocation of these revenues and costs to the segments more appropriately reflects where they are earned or incurred.
     A summary of the major segments of the business is as follows:

	Twelve Weeks Ended March 25, 2006
	Food
(In thousands)	Distribution	Military	Retail	Total

Sales from external customers	$620,476	262,845	151,438	1,034,759
Inter-segment sales	77,608	—	—	77,608
Segment profit	17,841	8,747	4,272	30,860

	Twelve Weeks Ended March 26, 2005
	Food
(In thousands)	Distribution	Military	Retail	Total

Sales from external customers	$450,393	263,557	168,288	882,238
Inter-segment sales	86,714	—	—	86,714
Segment profit	15,913	8,910	5,729	30,552
     Reconciliation to Consolidated Statements of Income:

	Twelve Weeks Ended
	March 25,	March 26,
(In thousands)	2006	2005

Total segment profit	$30,860	30,552
Unallocated amounts:
Adjustment of inventory to LIFO	(462)	(577)
Unallocated corporate overhead	(24,084)	(18,614)

Earnings before income taxes and cumulative effect of a change in accounting principle	$6,314	11,361

Note 12 – Subsequent Events
     We entered into a letter agreement dated March 16, 2006, with Alec C. Covington summarizing the terms of his employment as our President and Chief Executive Officer, with his employment to begin May 1, 2006. As a part of the employment agreement, Mr. Covington is eligible to receive various share-based awards, which are described in our Form 8-K filed April 18, 2006. These share-based awards will be accounted for under FAS 123(R) in subsequent periods.

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
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding the Company contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:
•	the effect of competition on our distribution, military and retail businesses;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	risks entailed by acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;

•	credit risk from financial accommodations extended to customers;

•	general sensitivity to economic conditions, including volatility in energy prices;

•	future changes in market interest rates;

•	our ability to identify and execute plans to expand our food distribution operations;

•	changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces;

•	adverse determinations or developments with respect to the litigation or SEC inquiry discussed in Part I, Item 3 of our annual report on Form 10-K for the fiscal year ended December 31, 2005;

•	changes in consumer spending, buying patterns or food safety concerns;

•	unanticipated problems with product procurement; and

•	the success or failure of new business ventures or initiatives.
     A more detailed discussion of many of these factors is contained in Part I, Item IA of our annual report on Form 10-K for the fiscal year ended December 31, 2005. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.

Overview
     We are the second largest publicly traded wholesale food distribution company in the United States. Our business consists of three primary operating segments: food distribution, military and food retailing. The four cornerstones of our strategy are to (i) take advantage of new business opportunities with new and existing food distribution customers to strengthen our position as one of the leading wholesale choices; (ii) increase our market position as a leading military distributor and extend our customer base and product offerings; (iii) improve returns from our existing retail operations; and (iv) drive shareholder value through debt reduction and return of cash to shareholders through regular dividend payments. In addition, we may from time to time identify and evaluate acquisition opportunities in our operating segments, and to the extent we believe such opportunities present strategic benefits to those segments and can be achieved in a cost-effective manner, complete such transactions.
     Our food distribution segment sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast regions of the United States. On March 31, 2005, we completed the purchase from Roundy’s Supermarkets, Inc. (“Roundy’s”) of the net assets, including customer contracts, of Roundy’s wholesale food distribution divisions in Westville, Indiana and Lima, Ohio and two retail stores in Ironton, Ohio and Van Wert, Ohio for $225.7 million. To finance this acquisition, we sold $150.1 million in aggregate gross proceeds of senior subordinated convertible notes due 2035, borrowed $70 million under the revolving credit portion of our senior secured credit facility and used cash on hand.
     We believe the acquisition of the Lima and Westville divisions provides a valuable strategic opportunity for us to leverage our existing relationships in the regions in which these divisions operate and to grow our food distribution business in a cost-effective manner. The demands of integrating this acquisition did, however, divert attention and resources from our day-to-day operational execution and made us less effective in managing our core business. In light of these issues, we slowed some elements of the logistical and technical integration, and shifted additional resources to those tasks. In combination, these factors have affected margins and delayed the realization of the financial benefit of the synergies we seek to realize as a result of this acquisition.
     Our military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico, Iceland and the Azores. We are the largest distributor of grocery products to U.S. military commissaries, with over 30 years of experience acting as a distributor to U.S. military commissaries. We believe that the realignment and closure of certain U.S. Defense Department facilities over the next several years resulting from the approval in 2005 of the recommendations of the Defense Base Realignment and Closure (BRAC) Commission will not materially affect our military segment as few bases we serve have been identified for closure. Moreover, the redeployment of troops as a result of this process may provide additional business opportunities, both with respect to commissaries located in the Mid-Atlantic region and in the central United States, where we have recently expanded our military distribution presence. Increased sales associated with domestic commissaries may continue to be offset by decreased sales to overseas commissaries due to the redeployment of troops. We believe that our military segment’s profits may be reduced by this shift in sales mix as handling and delivery costs are greater for products provided to domestic commissaries than for products provided for overseas shipments.

     Our retail segment operated 71 corporate-owned stores primarily in the Upper Midwest as of March 25, 2006. Predominantly due to intense competition from supercenters and other alternative formats vying for price conscious customers, same store sales in our retail business have declined since 2002, although the declines have moderated in more recent periods. We have under-taken initiatives of varying scope and duration intended to improve performance under these difficult competitive conditions. To complement these initiatives, we periodically evaluate and assess strategic alternatives for retail stores that could be operated more profitably by customers of our food distribution segment or that otherwise do not meet return objectives, provide long-term strategic opportunities or justify additional capital investments. As a result of this process we closed 18 stores at the end of the second quarter of 2004 and have closed or sold 18 additional stores since the second quarter of 2004. We expect to continue to downsize our retail segment through opportunistic sales of retail stores to existing or prospective food distribution customers and by closing underperforming stores as deemed necessary or as leases expire. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may have to recognize additional impairments of long-lived assets and an impairment of goodwill associated with our retail segment and may incur restructuring or other charges in connection with closure or sales activities.
Results of Operations
Twelve Weeks Ended March 25, 2006 Compared to Twelve Weeks Ended March 26, 2005.
Sales
     The following tables summarize our sales activity for the twelve weeks ended March 25, 2006 compared to the twelve weeks ended March 26, 2005:

	2006		2005		Increase/(Decrease)

		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$620,476	60.0%	$450,393	51.0%	$170,083	37.8%
Military	262,845	25.4%	263,557	29.9%	(712)	(0.3%)
Retail	151,438	14.6%	168,288	19.1%	(16,850)	(10.0%)

Total Sales	$1,034,759	100.0%	$882,238	100.0%	$152,521	17.3%

     The increase in food distribution sales was primarily due to the acquisition of the Lima and Westville divisions. Apart from the impact of this acquisition, food distributions sales decreased slightly in the quarterly comparison due to a modest net loss of customer accounts and because first quarter 2005 included the Easter holiday and holiday-related sales which will fall into the second quarter of 2006 as compared to the first quarter of fiscal 2005.
     Military segment sales were essentially unchanged as increased sales associated with domestic commissaries were offset by decreased sales to overseas commissaries. To a large degree, this reflects the redeployment of troops from bases in Europe to bases within the United States.

     The decrease in retail sales is attributable to a net decrease of 13 stores since the first quarter of 2005 and a decline in same store sales. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 4.1% for the first twelve weeks of 2006 as compared to the same period in 2005. This decline continues to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers. In addition, same store sales were negatively impacted because first quarter 2005 included the Easter holiday and holiday-related sales which falls into the second quarter of fiscal 2006.
     During the twelve weeks ended March 25, 2006 our corporate store count changed as follows:

Twelve Weeks
Ended March 25,
2006
Number of stores at beginning of period	78
Closed or sold stores	(7)

Number of stores at end of period	71

Gross Profit

	Twelve Weeks Ended		Increase/(Decrease)

	March 25,	March 26,
(In thousands)	2006	2005	$	%

Gross profit	$92,419	$91,432	$987	1.1%
Gross profit as a percentage of sales	8.9%	10.4%		(1.5) points
     The decrease in gross profit expressed as a percentage of sales was primarily due to a higher percentage of 2006 sales in food distribution and military segments as opposed to the retail segment, which historically has higher gross profit margin. Also, an increasing portion of the distribution business is coming from larger and non-traditional customers wherein margins are lower. In addition, we continue to strive to provide our customers with the best cost of goods possible so as to improve their competitive position in their market place. Finally, our gross profit in the first quarter 2006 was adversely affected by margin declines in food distribution due to transitional warehousing and transportation costs associated with the rationalization of our distribution network to capitalize on synergies created by the Roundy’s acquisition.
Selling, General and Administrative Expenses

	Twelve Weeks Ended		Increase/(Decrease)

	March 25,	March 26,
(In thousands)	2006	2005	$	%

Selling, general & administrative expenses (SG&A)	$70,336	$67,510	$2,826	4.2%
SG&A as a percentage of sales	6.8%	7.7%		(0.9) points
     The decrease in SG&A expenses as a percentage of sales primarily reflected the fact that our retail segment, which has higher SG&A expenses than our food distribution and military segments, represented a smaller percentage of our total sales in the first quarter of 2006. SG&A expense also benefited from deferred compensation forfeitures. (See discussion of LTIP in note 4 of this report)

     The decrease in SG&A expense, as a percentage of sales, was partially offset by expenditures within the corporate office to invest in people, processes and infrastructure to better support our strategic initiatives and a $1.1 million increase in impairment charges for the first quarter of 2006. Impairment charges related to retail stores whose carrying values were impaired due to increased competition within the store’s respective market areas and the write-down of assets of stores closed. Additionally, lease costs associated with closed store operations also increased by $0.7 million.
Depreciation and Amortization Expense

	Twelve Weeks Ended		Increase/(Decrease)
	March 25,	March 26,
(In thousands)	2006	2005	$	%

Depreciation and amortization	$9,702	$8,374	$1,328	15.9%
Depreciation and amortization as a percentage of sales	1.0%	1.0%		0.0	points
     The increase in depreciation and amortization expenses was primarily caused by the increased depreciation related to the acquisition of the Lima and Westville divisions, and the amortization of a $34.6 million customer contract intangible. See Part I, Note 2 of this report for further information regarding the purchase price allocation of this acquisition. The increase was partially offset by the net closure or sale of 13 retail stores since the end of the first quarter of 2005.
Interest Expense

	Twelve Weeks Ended		Increase/(Decrease)
	March 25,	March 26,
(In thousands)	2006	2005	$	%

Interest expense	$6,067	$4,187	$1,880	44.9%
Weighted average borrowing levels	$426,290	$283,332	$142,958	50.5%
Effective interest rate	5.9%	6.1%		(0.2	) points
     The increase in interest expense was due to an increase in average borrowing levels. Average borrowings increased as a result of the 2005 issuance of $150.1 million senior subordinated convertible notes (or $322 million aggregate principal amount at maturity) primarily used to finance a portion of the purchase of the Lima and Westville divisions. The effect on interest expense as a result of the increase in our average borrowing levels was partially mitigated by a decrease in the effective interest rate. The decrease in the effective interest rate reflected changes in the composition of our debt as discussed in the “Liquidity and Capital Resources” section and the impact of interest rate swaps.
Income Taxes

	Twelve Weeks Ended		Increase/(Decrease)
	March 25,	March 26,
(In thousands)	2006	2005	$	%

Provision for income taxes before cumulative effect of change in accounting principle	$2,627	$4,386	$(1,759)	(40.1)%
Effective tax rate	41.6%	38.6%		3.0	points
     The increase in the effective tax rate was due to tax reserve needs and certain non-deductible expenses for income tax purposes.  Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.

Net Earnings
     Net earnings and items affecting net earnings are summarized as follows:

	Twelve Weeks Ended		Twelve Weeks Ended
	March 25, 2006		March 26, 2005
(In thousands, except per share amounts)	Amount	Diluted EPS	Amount	Diluted EPS

Net earnings as reported	$3,856	0.29	6,975	0.54

Items affecting net earnings
Cumulative effect of a change in accounting principle, net of income tax expense	(169)	(0.01)	—	—

	$3,687	0.28	6,975	0.54

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	March 25,	March 26,	Increase/
(In thousands)	2006	2005	(Decrease)

Net cash provided by operating activities	$33,353	25,300	8,053
Net cash used by investing activities	(3,465)	(2,234)	(1,231)
Net cash (used) provided by financing activities	(29,287)	132,302	(161,589)

Net change in cash and cash equivalents	$601	155,368	(154,767)

     The primary reasons for the increase in cash flows from operations were decreases in accounts receivable and inventory partially offset by a reduction in accounts payable and accrued expenses. The decrease in accounts receivable balances during the first quarter of 2006 is attributable to the timing of the billing cycle in our military segment, higher year-end balances due to seasonality (holidays) and more effective receivables management. The decrease in inventory is related to progress made in our distribution business rationalization and integration of the Roundy’s acquisition.
     Net cash used for investing activities increased by $1.2 million for the twelve weeks ended March 25, 2006 as compared to the same period last year, primarily because of $5.0 million in new loans issued to customers during the first quarter of 2006, partially offset by a sale of marketable securities held in the benefits protection trust for deferred compensation plans.
     Net cash used by financing activities for the twelve weeks ended March 25, 2006 primarily included the repayment of $17.6 million of revolving debt during the quarter and a decrease in outstanding checks of $8.7 million from the end of fiscal 2005. Cash provided by financing activities in the first quarter 2005 reflected the proceeds of the previously described private placement of $150.1 million in aggregate issue price of senior subordinated convertible notes, which were received during the first quarter of 2005 and used for acquisition purposes in the following quarter.

     During fiscal 2006, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our revolving credit line during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.
Senior Secured Credit Facility
     Our senior secured credit facility consists of $125 million in revolving credit, all of which may be used for loans and up to $40 million of which may be used for letters of credit, and a $175 million Term Loan B. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin increase and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the applicable credit agreement. At March 25, 2006 the margins for the revolver and Term Loan B were 1.75% and 2.25%, respectively and the commitment commission was 0.375%. At March 25, 2006, credit availability under the senior secured credit facility was $84.1 million.
     Our senior secured credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs. The credit agreement governing the credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage. These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs and asset impairments), less cash payments made during the current period on certain non-cash charges recorded in prior periods. In addition, for purposes of determining compliance with prescribed leverage ratios and adjustments in the credit facility’s margin spread and commitment commission, Consolidated EBITDA is calculated on a pro forma basis that takes into account all permitted acquisitions, such as the acquisition of the Lima and Westville divisions that have occurred since the beginning of the relevant four quarter computation period. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants. In addition, the credit agreement requires us to maintain predetermined ratio levels related to working capital coverage (the ratio of the sum of net trade account receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus up to $60 million of additional secured indebtedness permitted to be issued under the new credit agreement).

     The financial covenants specified in the credit agreement vary over the term of the credit agreement and can be summarized as follows:

For The Fiscal
Periods Ending
Financial Covenants	Closest to	Required Ratio

Interest coverage ratio	12/31/04 through 9/30/07	3.50:1.00 (minimum)
	12/31/07 and thereafter	4.00:1.00

Leverage ratio	12/31/04 through 9/30/06	3.50:1.00 (maximum)
	12/31/06 through 9/30/07	3.25:1.00
	12/31/07 and thereafter	3.00:1.00

Senior secured leverage ratio	12/31/04 through 9/30/06	2.75:1.00 (maximum)
	12/31/06 through 9/30/07	2.50:1.00
	12/31/07 and thereafter	2.25:1.00

Working capital ratio	12/31/04 through 9/30/05	1.50:1.00 (minimum)
	12/31/05 through 9/30/08	1.75:1.00
	Thereafter	2.00:1.00
     As of March 25, 2006, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio

Interest Coverage Ratio (1)	3.50:1.00 (minimum)	5.06:1.00
Leverage Ratio (2)	3.50:1.00 (maximum)	2.99:1.00
Senior Secured Leverage Ratio (3)	2.75:1.00 (maximum)	1.50:100
Working Capital Ratio (4)	1.75:1.00 (minimum)	2.33:100

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.
     Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.
     The following is a summary of the calculation of Consolidated EBITDA for the trailing four quarters ended March 25, 2006 and March 26, 2005:

	2005	2005	2005	2006	Rolling 4
(In thousands)	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr

Earnings before income taxes	$16,041	18,100	21,364	6,314	61,819
Interest expense	6,578	7,919	6,048	6,067	26,612
Depreciation and amortization	10,614	14,357	10,376	9,702	45,049
LIFO	828	(229)	(452)	462	609
Closed store lease costs	—	216	(191)	902	927
Asset impairments	2,089	1,772	851	1,547	6,259
Gains on sale of real estate	(541)	(556)	(2,600)	33	(3,664)
Subsequent cash payments on non-cash charges	(652)	(752)	(2,690)	(808)	(4,902)
Special charge	(1,296)	—	—	—	(1,296)

Total Consolidated EBITDA	$33,661	40,827	32,706	24,219	131,413

	2004	2004	2004	2005	Rolling 4
(In thousands)	Qtr 2	Qtr 3	Qtr 4	Qtr 1	Qtr

Earnings before income taxes	$(25,639)	22,620	14,461	11,361	22,803
Interest expense	6,677	8,429	5,369	4,187	24,662
Depreciation and amortization	9,800	11,615	8,670	8,374	38,459
LIFO	783	1,043	1,307	577	3,710
Closed store lease costs	1,146	643	3,211	178	5,178
Asset impairments	—	—	853	458	1,311
Gains on sale of real estate	(14)	(3,317)	(2,173)	—	(5,504)
Subsequent cash payments on non-cash charges	(625)	(1,633)	(693)	(1,375)	(4,326)
Special charge	36,494	—	(1,715)	—	34,779
Extinguishment of debt	—	—	7,204	—	7,204

Total Consolidated EBITDA	$28,622	39,400	36,494	23,760	128,276

     The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.
Senior Subordinated Convertible Debt
     We also have outstanding $150.1 million in aggregate issue price (or $322 million in aggregate principal amount at maturity) of senior subordinated convertible notes due 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. The terms of these notes are more fully described in Part I Item I, Note 6 of this report.
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
     The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

     Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At March 25, 2006, we had seven outstanding interest rate swap agreements with notional amounts totaling $185 million, which commence and expire as follows (dollars in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$45,000	12/13/2005	12/13/2006	3.809%
30,000	12/13/2005	12/13/2006	4.735%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2005	12/13/2007	4.737%
30,000	12/13/2006	12/13/2007	4.100%
20,000	12/13/2006	12/13/2007	4.095%
20,000	12/13/2006	12/13/2007	4.751%
     At March 26, 2005 we had seven outstanding interest rate swap agreements with notional amounts totaling $255 million. Three of those agreements with notional amounts totaling $140 million expired on December 13, 2005.
     We are also using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge approximately 40% of our expected fuel usage for the periods set forth in the swap agreements. At March 25, 2006, we had two outstanding commodity swap agreements which commenced and expire as follows:

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
Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2005, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the twelve weeks ended March 25, 2006.
Recently Adopted and Proposed Accounting Standards
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment – Revised 2004,” using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for the share-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123,

“Accounting for Stock-Based Compensation.” Under this method of accounting, no share-based employee compensation cost was recognized for the twelve weeks ended March 26, 2005 for stock option awards because in all cases the option price equaled or exceeded the market price at the date of the grant. In accordance with the modified prospective method of transition, results for prior periods have not been restated to reflect this change in accounting principle. Share-based compensation recognized for the twelve weeks ended March 25, 2006 was $0.4 million. Additionally, we recorded $0.2 million in benefit, net of tax, for the change in accounting principle associated with our LTIP (See Item I, Note 4).
     In March 2006, the Financial Accounting Standards Board (FASB) issued an exposure draft referred to as “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R).” This exposure draft requires companies to recognize the funded status of pension and other postretirement benefit plans on their balance sheet. As a result, companies would recognize on their balance sheets actuarial gains and losses and prior service cost that have not yet been included in income. The exposure draft, if approved, will be effective for reporting periods after December 15, 2006. See Part II, Item 8, Note 19 of our December 31, 2005 Form 10-K for more information on our pension and other postretirement benefit plans.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time to time to manage our exposure to changes in interest rates and diesel fuel prices. (See Part II, Item 7 of our December 31, 2005 Form 10-K and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).
ITEM 4. Controls and Procedures
     Management of Nash Finch, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to provide reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes purchases of Nash-Finch common stock by the trustee of the Nash-Finch Company Deferred Compensation Plan Trust during the first quarter 2006. All such purchases reflect the reinvestment by the trustee of dividends paid during the first quarter of 2006 on shares of Nash Finch common stock held in the Trust in accordance with the regulations of the trust agreement.

			(c)	(d)
	(a)		Total number of shares	Maximum number (or
	Total number	(b)	purchased as part of	approximate dollar value) of
	of shares	Average price	publicly announced	shares that may yet be purchased
Period	purchased	paid per share	plans or programs	under plans or programs
Period 1
(Jan 1 to Jan 28, 2006)	—	—	—	—
Period 2
(Jan 29 to Feb 25, 2006)	—	—	—	—
Period 3
(Feb 26 to March 25, 2006)	742	30.04	(1)	(1)

Total	742	30.04	(1)	(1)

(1) The Nash-Finch Company Deferred Compensation Plans Trust Agreement requires that dividends paid on Nash Finch common stock held in the Trust be reinvested in additional shares of such common stock.
ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY Registrant

Date: April 27, 2006	By /s/ Allister P. Graham Allister P. Graham
Chairman and Interim Chief Executive Officer

Date: April 27, 2006	By /s/ LeAnne M. Stewart LeAnne M. Stewart
Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Twelve Weeks Ended March 25, 2006

Exhibit No.	Item	Method of Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Furnished herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Furnished herewith