Form 10-Q
period 2006-06-17
NASH FINCH CO
filed 2006-07-20
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve weeks ended June 17, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 17, 2006, 13,339,488 shares of Common Stock of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17,	June 18,	June 17,	June 18,
	2006	2005	2006	2005
Sales	$1,070,764	1,085,252	$2,105,523	1,967,490

Cost and expenses:
Cost of sales	974,249	981,938	1,916,589	1,772,744
Selling, general and administrative	74,270	71,918	144,573	139,428
Gains on sale of real estate	(1,225)	(541)	(1,192)	(541)
Special charge	—	(1,296)	—	(1,296)
Depreciation and amortization	9,617	10,614	19,319	18,988
Interest expense	6,120	6,578	12,187	10,765

Total costs and expenses	1,063,031	1,069,211	2,091,476	1,940,088

Earnings before income taxes and cumulative effect of a change in accounting principle	7,733	16,041	14,047	27,402

Income tax expense	3,603	6,301	6,230	10,687

Net earnings before cumulative effect of a change in accounting principle	4,130	9,740	7,817	16,715
Cumulative effect of a change in accounting principle, net of income tax expense of $119	—	—	169	—

Net earnings	$4,130	9,740	$7,986	16,715

Net earnings per share:
Basic:
Net earnings before cumulative effect of a change in accounting principle	$0.31	0.76	$0.59	1.31
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	0.01	—

Net earnings per share	$0.31	0.76	$0.60	1.31

Diluted:
Net earnings before cumulative effect of a change in accounting principle	$0.31	0.75	$0.59	1.28
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	0.01	—

Net earnings per share	$0.31	0.75	$0.60	1.28

Cash dividends per common share	$0.180	0.180	$0.360	0.315

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,366	12,762	13,357	12,724
Diluted	13,377	13,049	13,375	13,032
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 17,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,433	1,257
Accounts and notes receivable, net	188,629	195,367
Inventories	266,590	289,123
Prepaid expenses	16,292	16,984
Deferred tax assets	9,338	9,476

Total current assets	491,282	512,207

Notes receivable, net	15,284	16,299
Property, plant and equipment:
Land	17,713	18,107
Buildings and improvements	192,167	193,181
Furniture, fixtures and equipment	308,524	311,778
Leasehold improvements	63,775	65,451
Construction in progress	575	1,876
Assets under capitalized leases	40,171	40,171

	622,925	630,564
Less accumulated depreciation and amortization	(391,798)	(387,857)

Net property, plant and equipment	231,127	242,707

Goodwill	242,384	244,471
Customer contracts and relationships, net	33,991	35,619
Investment in direct financing leases	6,417	9,920
Deferred tax asset, net	665	1,667
Other assets	13,472	14,534

Total assets	$1,034,622	1,077,424

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$4,231	10,787
Current maturities of long-term debt and capitalized lease obligations	4,955	5,022
Accounts payable	222,356	217,368
Accrued expenses	78,326	83,539
Income taxes payable	6,991	9,143

Total current liabilities	316,859	325,859

Long-term debt	334,298	370,248
Capitalized lease obligations	35,368	37,411
Other liabilities	19,974	21,328
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,358 and 13,317 shares, respectively	22,263	22,195
Additional paid-in capital	51,694	49,430
Restricted stock	—	(78)
Common stock held in trust	(1,905)	(1,882)
Deferred compensation obligations	1,905	1,882
Accumulated other comprehensive income (loss)	(4,647)	(4,912)
Retained earnings	259,310	256,149
Treasury stock at cost, 21 and 11 shares, respectively	(497)	(206)

Total stockholders’ equity	328,123	322,578

Total liabilities and stockholders’ equity	$1,034,622	1,077,424

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Twenty-Four Weeks Ended
	June 17,	June 18,
	2006	2005
Operating activities:
Net earnings	$7,986	16,715
Adjustments to reconcile net income to net cash provided by operating activities:
Special charge	—	(1,296)
Depreciation and amortization	19,319	18,988
Amortization of deferred financing costs	380	470
Amortization of rebatable loans	1,006	1,129
Provision for bad debts	3,435	253
Deferred income tax expense	1,140	(2,400)
Gain on sale of property, plant and equipment	(1,784)	(904)
LIFO charge	923	1,405
Asset impairments	4,794	2,547
Share-based compensation	691	—
Deferred compensation	(1,307)	190
Other	519	1,169
Changes in operating assets and liabilities
Accounts receivable	7,809	10,438
Inventories	21,611	(18,380)
Prepaid expenses	691	(1,085)
Accounts payable	5,739	30,980
Accrued expenses	(4,947)	2,070
Income taxes payable	(2,152)	2,516
Other assets and liabilities	(1,024)	(1,000)

Net cash provided by operating activities	64,829	63,805

Investing activities:
Disposal of property, plant and equipment	5,112	3,895
Additions to property, plant and equipment	(8,460)	(7,771)
Business acquired, net of cash	—	(226,351)
Loans to customers	(5,524)	(930)
Payments from customers on loans	1,021	2,088
Purchase of marketable securities	(233)	(1,473)
Sale of marketable securities	920	2,289
Corporate owned life insurance, net	(208)	(1,245)
Other	(179)	145

Net cash used in investing activities	(7,551)	(229,353)

Financing activities:
Proceeds (payments) of revolving debt	(35,600)	24,000
Dividends paid	(4,798)	(4,013)
Proceeds from exercise of stock options	288	1,519
Proceeds from employee stock purchase plan	253	296
Proceeds from long-term debt	—	150,087
Payments of long-term debt	(653)	(1,084)
Payments of capitalized lease obligations	(1,361)	(1,241)
Decrease in outstanding checks	(6,556)	(3,034)
Payments of deferred finance costs	—	(4,917)
Other	325	—

Net cash (used) provided by financing activities	(48,102)	161,613

Net increase (decrease) in cash and cash equivalents	9,176	(3,935)
Cash and cash equivalents:
Beginning of period	1,257	5,029

End of period	$10,433	1,094

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
June 17, 2006
Note 1 – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (Nash Finch) at June 17, 2006 and December 31, 2005, the results of operations for the twelve and twenty-four weeks ended June 17, 2006 and June 18, 2005 and changes in cash flows for the twenty-four weeks ended June 17, 2006 and June 18, 2005. Adjustments consist only of normal recurring items, except for any discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications have been reflected in the Consolidated Statements of Income for the twelve and twenty-four weeks ended June 18, 2005. In addition, certain reclassifications were made on the Consolidated Statements of Cash Flows for the twenty-four weeks ended June 18, 2005. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period presented.
Note 2 – Acquisition
     On March 31, 2005, we completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (Roundy’s) out of two distribution centers located in Lima, Ohio and Westville, Indiana; the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio; and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”). The aggregate purchase price paid was $225.7 million in cash. We financed the acquisition by using cash on hand, $70.0 million of borrowings under our senior secured credit facility, and proceeds from the private placement of $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035, the borrowings and the sale of notes referred to as the “financing transactions.”
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

     The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

Total current assets	$77,236
Notes receivable, net	1,134
Net property, plant and equipment	58,950
Customer contracts and relationships	34,600
Goodwill	98,745
Liabilities	(44,950)

Total purchase price allocation	$225,715

Pro forma financial information
     The following pro forma financial information illustrates our estimated results of operations for the twelve and twenty-four weeks ended June 18, 2005, after giving effect to our acquisition of the Business and the financing transactions described above at the beginning of the periods presented. The pro forma results of operations are presented for comparative purposes only. They do not represent the results which would have been actually reported had the acquisition occurred on the date assumed and are not necessarily indicative of future operating results.

	Twelve	Twenty-Four
	Weeks Ended	Weeks Ended
	June 18,	June 18,
(In thousands, except per share amounts)	2005	2005

Sales	$1,094,565	2,172,385
Net earnings	9,962	18,618
Net earnings per share:
Basic	0.78	1.46
Diluted	0.76	1.43
Note 3 – Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $49.6 million and $48.6 million higher at June 17, 2006 and December 31, 2005, respectively. For the twelve and twenty-four weeks ended June 17, 2006 we recorded LIFO charges of $0.5 million and $1.0 million, respectively, compared to $0.8 million and $1.4 million, respectively, for the twelve and twenty-four weeks ended June 18, 2005.
Note 4 – Share-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment – Revised 2004,” using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for the share-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation.” Under this method of accounting, no share-based employee compensation cost for stock option awards was recognized for the twelve and twenty-four weeks ended June 18, 2005 because in all cases the option price equaled or exceeded the market price at the date of the grant. In accordance with the modified prospective method of transition, results for prior periods have not been restated to reflect this change in accounting principle. As of June 17, 2006, we had three plans under which stock-based compensation grants are provided annually. See our fiscal 2005 Annual Report on Form 10-K for additional information.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Consolidated Statements of Income for the twelve and twenty-four weeks ended June 17, 2006 included compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Income for the twelve and twenty-four weeks ended June 17, 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. As such, during the first fiscal quarter of 2006, we recorded a cumulative effect for a change in accounting principle of $0.2 million in benefit, net of tax, as a result of the change in forfeiture rates for our Long-Term Incentive Program (LTIP). Under APB No. 25, forfeitures were reflected as they occurred. The effect to earnings per share was a $0.01 increase in the period of adoption.
     We also maintain the 1999 Employee Stock Purchase Plan under which our employees may purchase shares of Nash Finch common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of Nash Finch common stock at the beginning or end of such offering period. At June 17, 2006, 58,323 shares of additional common stock were available for purchase under this plan.
     For stock options, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model. Expected volatilities are based upon historical volatility of Nash Finch common stock which is believed to be representative of future stock volatility. We use historical data to estimate the amount of option exercises and terminations with the valuation model primarily based on the vesting period of the option grant. The expected term of options granted is based upon historical employee behavior and the vesting period of the option grant. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.
     No options were granted during the twenty-four week periods ended June 17, 2006 or June 18, 2005. The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the last options granted during fiscal year 2004:

Assumptions	2004

Weighted average risk-free interest rate	3.40%
Expected dividend yield	1.56%
Expected option lives	2.5 years
Expected volatility	67%

     The following table summarizes information concerning outstanding and exercisable options as of June 17, 2006 (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
Range of	of Options	Contractual Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$5.68 — 8.41	1.8	1.74	$6.89	1.2	$6.59
17.35 — 22.19	81.3	1.82	18.83	47.3	19.53
24.55 — 35.36	118.6	2.33	28.86	47.5	30.89

	201.7	2.12	24.62	96.0	24.99

     The aggregate intrinsic value of the options outstanding as of June 17, 2006 was $0.1 million. The weighted average remaining contractual term of the options exercisable as of June 17, 2006 was 1.7 years and the aggregate intrinsic value was $0.1 million.
     Share-based compensation recognized under SFAS 123(R) for the twelve and twenty-four weeks ended June 17, 2006 was $0.7 million and $1.0 million, respectively, excluding the cumulative effect of the accounting change in the first fiscal quarter of 2006. Share-based compensation of $0.5 million and $1.2 million, respectively, for the twelve and twenty-four weeks ended June 18, 2005 was related to awards of performance units to non-employee directors and executives of Nash Finch and a restricted stock award to our former Chief Executive Officer.
     On March 16, 2006, we entered into a letter agreement with Alec C. Covington summarizing the terms of his employment as our President and Chief Executive Officer. As part of the employment agreement, Mr. Covington received various share-based performance unit awards under the 2000 Stock Incentive Plan (2000 Plan) on May 1, 2006, the start date of his employment, which are described in our Form 8-K filed April 18, 2006.

     The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period:

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 17,	June 18,	June 17,	June 18,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net earnings, as reported	$4,130	9,740	7,986	16,715
Add employee share-based compensation included in net earnings:
Performance units	322	516	533	1,189
Restricted stock	—	30	—	75
Stock options and employee stock purchase plan	355	—	475	—

Total	677	546	1,008	1,264
Tax benefit	(264)	(213)	(393)	(493)

Employee share-based compensation included in net earnings, net of tax	413	333	615	771

Deduct fair value share-based employee compensation:
Performance units	(322)	(463)	(533)	(1,109)
Restricted stock	—	(30)	—	(75)
Stock options and employee stock purchase plan	(355)	(347)	(475)	(571)

Total	(677)	(840)	(1,008)	(1,755)
Tax benefit	264	329	393	685

Employee share-based compensation included in net earnings, net of tax	(413)	(511)	(615)	(1,070)

Net earnings, as adjusted	$4,130	9,562	7,986	16,416

Net earnings per share:
Basic — as reported	$0.31	0.76	0.60	1.31

pro forma	$0.31	0.75	0.60	1.29

Diluted — as reported	$0.31	0.75	0.60	1.28

pro forma	$0.31	0.73	0.60	1.26

     The following table summarizes activity in our share-based compensation plans during the twenty-four weeks ended June 17, 2006:

				Weighted
				Average
		Weighted		Remaining
		Average	Restricted	Restriction/
	Stock	Option	Stock Awards/	Vesting
	Option	Price Per	Performance	Period (in
(Number of shares in thousands)	Shares	Share	Units	years)
Outstanding at December 31, 2005	286.1	$23.98	272.9	0.6
Granted	—	—	327.7	2.6
Exercised	(14.0)	20.59	(14.6)	—
Canceled/Forfeited	(70.4)	22.81	(66.6)	—
Restrictions lapsed	—	—	(10.9)	—

Outstanding at June 17, 2006	201.7	$24.62	508.5	1.6

Exercisable/Unrestricted at December 31, 2005	143.6	$25.23	175,709
Exercisable/Unrestricted at June 17, 2006	96.0	$24.99	155,367
     As of June 17, 2006 the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was $0.9 million for stock options granted and $6.3 million for performance units. The costs are expected to be recognized over a weighted-average period of 1.2 years for stock options and 2.4 years for the restricted stock and performance units.
     Cash received from option exercises under our stock-based compensation plans for the twenty-four weeks ended June 17, 2006 and June 18, 2005 was $0.3 million and $1.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises total $0.03 million and $0.06 million, respectively, for the twelve and twenty-four week periods ended June 17, 2006 compared to $1.0 million and $1.2 million, respectively, for the twelve and twenty-four week periods ended June 18, 2005.
Note 5 – Other Comprehensive Income
     During 2006 and 2005, other comprehensive income consisted of market value adjustments to reflect available-for-sale securities and derivative instruments at fair value, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     As of June 17, 2006, all derivatives are designated as cash flow hedges for interest rates and fuel prices. All investments in available-for-sale securities held by us are amounts held in a rabbi trust in connection with the deferred compensation arrangement described below and are included in other assets on the Consolidated Balance Sheet. The components of comprehensive income are as follows:

	Twelve Weeks		Twenty-Four Weeks
	Ended		Ended
	June 17,	June 18,	June 17,	June 18,
(In thousands)	2006	2005	2006	2005

Net earnings	$4,130	9,740	7,986	16,715
Change in fair value of available-for-sale securities, net of tax	3	—	—	(87)
Change in fair value of derivatives, net of tax	188	449	265	1,501

Comprehensive income	$4,321	10,189	8,251	18,129

     We offer deferred compensation arrangements, which allow certain employees, officers, and directors to defer a portion of their earnings. The amounts deferred are invested in a rabbi trust. The assets of the rabbi trust include life insurance policies to fund our obligations under deferred compensation arrangements for certain employees, officers and directors. The cash surrender value of these policies is included in other assets on the Consolidated Balance Sheets. The assets of the rabbi trust also include shares of Nash Finch common stock. These shares are included in stockholders’ equity on the Consolidated Balance Sheets.
Note 6 – Long-term Debt and Bank Credit Facilities
Total debt outstanding was comprised of the following:

	June 17,	December 31,
(In thousands)	2006	2005

Senior secured credit facility:
Revolving credit	$5,000	40,600
Term Loan B	175,000	175,000
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.30% to 7.75% due in various installments through 2014	4,950	5,110
Notes payable and mortgage notes, 0.0% to 8.0% due in various installments through 2013	1,032	1,525

Total debt	336,069	372,322
Less current maturities	1,771	2,074

Long-term debt	$334,298	370,248

Senior Secured Credit Facility
     Our senior secured credit facility consists of $125 million in revolving credit, all of which may be utilized for loans and up to $40 million of which may be utilized for letters of credit, and a $175 million Term Loan B. The facility is secured by a security interest in substantially all of our assets that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the facility bear interest at the Eurodollar rate or the prime rate, plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The Term Loan B was subject to a commitment commission only until the loan was activated. The margin spread and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At June 17, 2006 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 1.75% and 2.25%, respectively and the commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 0.75%. At June 17, 2006, $102.0 million was available under the revolving line of credit after giving effect to outstanding borrowings and to $18.0 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

Senior Subordinated Convertible Debt
     To finance a portion of the acquisition from Lima and Westville, described in Note 2, we sold $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. See our fiscal 2005 Annual Report on Form 10-K for additional information.
Note 7 – Special Charge
     In fiscal 2004, we closed 18 stores and sought purchasers for three Denver area AVANZA stores. As a result of these actions, we recorded $36.5 million of charges reflected in a “Special charge” line within the Consolidated Statements of Income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. In fiscal 2004, we recorded a net reversal of $1.6 million of the special charge because we were able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available. In fiscal 2005, we decided to continue to operate the AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to the stores as the assets of these stores were revalued at historical cost less depreciation during the time held-for-sale. Partially offsetting this reversal was a $0.2 million change in estimate for one other property.
     Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write- Down of	Write-Down of	Lease
(In thousands)	Tangible Assets	Intangible Assets	Commitments	Severance	Other Exit Costs	Total

Initial accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701

Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance December 31, 2005	—	—	7,683	—	172	7,855

Used in 2006	—	—	(600)	—	(57)	(657)

Balance June 17, 2006	$—	—	7,083	—	115	7,198

     As of June 17, 2006, we believe the remaining reserves are adequate.
Note 8 – Guarantees
     We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($9.3 million as of June 17, 2006), which would be due in accordance with the underlying agreements. All of the guarantees were issued prior to December 31, 2002 and therefore are not subject to the recognition and measurement provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.

     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $14.6 million as of June 17, 2006.
Note 9 – Pension and Other Postretirement Benefits
     The following tables present the components of our pension and postretirement net periodic benefit cost:
Twelve Weeks Ended June 17, 2006 and June 18, 2005:

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005

Interest cost	$567	577	15	49
Expected return on plan assets	(586)	(528)	—	—
Amortization of prior service cost	(3)	(4)	(161)	(8)
Recognized actuarial loss (gain)	76	49	(1)	—

Net periodic benefit cost	$54	94	(147)	41

Twenty-Four Weeks Ended June 17, 2006 and June 18, 2005:

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005

Interest cost	$1,133	1,155	40	98
Expected return on plan assets	(1,172)	(1,055)	—	—
Amortization of prior service cost	(7)	(7)	(271)	(15)
Recognized actuarial loss (gain)	153	100	(2)	—

Net periodic benefit cost	$107	193	(233)	83

     Weighted-average assumptions used to determine net periodic benefit cost for the twelve and twenty-four weeks ended June 17, 2006 and June 18, 2005 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted-average assumptions
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	3.00%	3.00%	—	—
     Total contributions to our pension plan in 2006 are expected to be $2.3 million.

Note 10 – Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	Twelve Weeks		Twenty-Four Weeks
	Ended		Ended
	June 17,	June 18,	June 17,	June 18,
(In thousands, except per share amounts)	2006	2005	2006	2005

Net earnings per share-basic:
Net earnings	$4,130	9,740	7,986	16,715

Weighted-average shares outstanding	13,366	12,762	13,357	12,724
Net earnings per share-basic	$0.31	0.76	0.60	1.31

Net earnings per share-diluted:
Net earnings	$4,130	9,740	7,986	16,715

Weighted-average shares outstanding	13,366	12,762	13,357	12,724
Dilutive impact of options	—	237	—	267
Shares contingently issuable	11	50	18	41

Weighted-average shares and potential dilutive shares outstanding	13,377	13,049	13,375	13,032

Net earnings per share-diluted	$0.31	0.75	0.60	1.28

Anti-dilutive options excluded from calculation (weighted-average amount for period)	71	—	71	—
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
     Performance units granted during 2005 and 2006 under the 2000 Plan for the LTIP will pay out in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. Other performance units granted during 2006 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Therefore, the performance units are accounted for using the treasury stock method and are potentially dilutive to earnings per share.
Note 11 – Segment Reporting
     We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments. Our food distribution segment consists of 17 distribution centers that sell to independently operated retail food stores, our corporate-owned stores, and other customers. The military segment consists primarily of two distribution centers that distribute products exclusively to military commissaries and exchanges. The retail segment consists of corporate-owned stores that sell directly to the consumer.

     Prior year segment information has been restated to reflect a change in the allocation of marketing revenues, bad debt expense, and costs from unallocated corporate overhead to the food distribution and retail segments. We believe that the allocation of these revenues and costs to the segments more appropriately reflects where they are earned or incurred.
     A summary of the major segments of the business is as follows:

	Twelve Weeks Ended
	June 17, 2006			June 18, 2005
	Sales			Sales
	from	Inter-		from	Inter-
	external	segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$639,536	77,303	17,584	647,710	87,325	22,734
Military	278,677	—	11,011	267,733	—	9,452
Retail	152,551	—	6,600	169,809	—	6,155
Eliminations	—	(77,303)	—	—	(87,325)	—

Total	$1,070,764	—	35,195	1,085,252	—	38,341

	Twenty-Four Weeks Ended
	June 17, 2006			June 18, 2005
	Sales			Sales
	from	Inter-		from	Inter-
	external	segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$1,260,012	154,911	35,425	1,098,103	174,039	38,647
Military	541,522	—	19,758	531,290	—	18,362
Retail	303,989	—	10,872	338,097	—	11,884
Eliminations	—	(154,911)	—	—	(174,039)	—

Total	$2,105,523	—	66,055	1,967,490	—	68,893

     Reconciliation to Consolidated Statements of Income:

	Twelve Weeks		Twenty-Four Weeks
	Ended		Ended
	June 17,	June 18,	June 17,	June 18,
(In thousands)	2006	2005	2006	2005

Total segment profit	$35,195	38,341	66,055	68,893
Unallocated amounts:
Adjustment of inventory to LIFO	(461)	(828)	(923)	(1,405)
Unallocated corporate overhead	(27,001)	(22,768)	(51,085)	(41,382)
Special charge	—	1,296	—	1,296

Earnings before income taxes and cumulative effect of a change in accounting principle	$7,733	16,041	14,047	27,402

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Information and Cautionary Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Nash Finch contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:
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
     A more detailed discussion of many of these factors is contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. You should carefully consider each cautionary factor and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however to consult any future disclosures we make on related subjects in future reports to the SEC.

Overview
     We are the second largest publicly traded wholesale food distribution company in the United States. Fiscal 2006 reflects an economy in a modest inflationary environment that is pressured by higher fuel costs. Our business consists of three primary operating segments: food distribution, military and food retailing.
     Our food distribution segment sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast regions of the United States. In 2005, we purchased two wholesale food distribution centers from Roundy’s Supermarkets, Inc. (Roundy’s) in Westville, Indiana and Lima, Ohio and two retail stores in Ironton, Ohio and Van Wert, Ohio for $225.7 million. We believe the acquisition of the Lima and Westville divisions provides a valuable strategic opportunity for us to leverage our existing relationships in the regions in which these divisions operate and to grow our food distribution business in a cost-effective manner. The demands of integrating this acquisition did, however, divert attention and resources from our day-to-day operational execution and made us less effective in managing our distribution business. In light of these issues, we slowed some elements of the logistical and technical integration, and shifted additional resources to those tasks. In combination, these factors have affected margins and segment profitability.
     Our military segment, MDV, contracts with manufacturers to distribute a wide variety of grocery products to military commissaries located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico, Iceland and the Azores. We are the largest distributor of grocery products to U.S. military commissaries, with over 30 years of experience. We believe that the realignment and closure of certain U.S. Defense Department facilities over the next several years resulting from the approval in 2005 of the recommendations of the Defense Base Realignment and Closure Commission will not materially affect our military segment as few bases we serve have been identified for closure. Moreover, the redeployment of troops as a result of this process may provide additional business opportunities with respect to commissaries located in the Mid-Atlantic region served by MDV and in the central United States served by our food distribution segment, where we have recently expanded our military distribution presence. The redeployment of troops is, however, likely to result in decreased sales to overseas commissaries and some corresponding pressure on profit margins as handling and delivery costs are greater for products provided to domestic commissaries than for products provided for overseas shipments.
     Our retail segment, which currently operates 69 corporate-owned stores primarily in the Upper Midwest, has experienced intense competition from supercenters and other alternative formats vying for price conscious customers. This has resulted in declines in same store sales in recent years and in the sale or closure of 38 stores since June 2004 that we determined could be operated more profitably by customers of our food distribution segment or did not meet return objectives and were unlikely to provide long-term strategic opportunities. We continue to assess the competitive position of our retail stores, opportunities and initiatives to improve their performance, and strategic alternatives for certain of our stores.
Results of Operations
Sales
     The following tables summarize our sales activity for the twelve weeks ended June 17, 2006 (second quarter 2006) compared to the twelve weeks ended June 18, 2005 (second quarter 2005) and the twenty-four weeks ended June 17, 2006 (year-to-date 2006) compared to the twenty-four weeks ended June 18, 2005 (year-to-date 2005):

	Second quarter 2006		Second quarter 2005		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%

Segment Sales:
Food Distribution	$639,536	59.7%	$647,710	59.7%	$(8,174)	(1.3%)
Military	278,677	26.0%	267,733	24.7%	10,944	4.1%
Retail	152,551	14.3%	169,809	15.6%	(17,258)	(10.2%)

Total Sales	$1,070,764	100.0%	$1,085,252	100.0%	$(14,488)	(1.3%)

	Year-to-date 2006		Year-to-date 2005		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%

Segment Sales:
Food Distribution	$1,260,012	59.9%	$1,098,103	55.8%	$161,909	14.7%
Military	541,522	25.7%	531,290	27.0%	10,232	1.9%
Retail	303,989	14.4%	338,097	17.2%	(34,108)	(10.1%)

Total Sales	$2,105,523	100.0%	$1,967,490	100.0%	$138,033	7.0%

     The increase in year-to-date 2006 food distribution sales versus the same period in 2005 was due to the acquisition of the Lima and Westville divisions in the second quarter 2005. Apart from the impact of the acquisition, sales declined in the quarterly and year-to-date comparisons due to slower growth in new accounts and somewhat greater customer attrition. In addition, sales to our existing customer base have also declined relative to 2005.
     Military segment sales were up 4.1% during the second quarter 2006 compared to the same period in 2005 as a result of stronger domestic sales attributable to increased sales per transaction, new vendors acquired, increased promotional activity, and the effect of troop redeployments. Military sales overseas in the second quarter of 2006 were flat as a result of lower demand due to troop reductions in Europe which was offset by the replenishment of lower than normal inventory levels in Europe that existed at the end of the first quarter. Sales were up 1.9% in the year-to-date 2006 period as compared to the same period in 2005 as an increase in domestic sales of 4.7% was largely offset by a decrease in military sales overseas of 3.9%, in each case reflecting the factors discussed above.
     Domestic and overseas sales represented the following percentages of military segment sales:

	Second quarter		Year-to-date
	2006	2005	2006	2005

Domestic	67.5%	66.2%	69.4%	67.6%
Overseas	32.5%	33.8%	30.6%	32.4%
     The decrease in retail sales in both the quarterly and year-to-date comparisons is attributable to a decrease of 15 stores since the second quarter of 2005 and a decline in same store sales. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 0.4% and 2.3% for the second quarter 2006 and year-to-date 2006 periods, respectively, as compared to the same periods in 2005. This decline continues to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers.
     During the second quarter and year-to-date 2006 periods, our corporate store count changed as follows:

	Second quarter	Year-to-date
	2006	2006
Number of stores at beginning of period	71	78
Closed or sold stores	(2)	(9)

Number of stores at end of period	69	69

Gross Profit
     Gross profit (calculated as sales less cost of sales) was 9.0% of sales for the second quarter and year-to-date 2006 periods compared to 9.5% and 9.9% of sales for the same periods in prior year. The decrease in gross profit in the 2006 periods was primarily due to a higher percentage of overall 2006 sales occurring in the food distribution and military segments and lower percent in the retail segment, which historically has a higher gross profit margin. Gross profit in 2006 was also adversely impacted by an increased portion of the distribution business coming from larger and non-traditional customers with lower margins, and transitional warehousing and transportation costs associated with the rationalization of our distribution network to capitalize on synergies expected from the acquisition of Roundy’s Lima and Westville divisions.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) for second quarter and year-to-date 2006 were 6.9% of sales compared to 6.6% and 7.1% for the comparable periods last year.
     SG&A expenses as a percentage of sales in the 2006 periods benefited from the fact that our retail segment, which has higher SG&A expenses than our food distribution and military segments, represented a smaller percentage of our total sales in the first two quarters of 2006. SG&A expenses in 2006 also benefited from stock-based compensation forfeitures during the first quarter (see Note 4 in Part I, Item 1 of this report).
     SG&A expenses did, however, increase in dollars in both the quarterly and year-to-date comparisons, and as a percentage of sales in the quarterly comparison. The increases included a second quarter 2006 charge of $5.5 million related to a long-time food distribution customer whose business has been discontinued following actions taken by another creditor. This charge reflects the impairment of certain retail properties leased to this customer and additional bad debt expense related to accounts and notes receivable owed by this customer. As previously disclosed, our original range of the estimated charge was between $6.0 million to $8.5 million. The ultimate amount of the charge could be higher or lower than the amount recorded depending primarily on the realizable value of the collateral securing the receivables from this customer and our ability to sublet or otherwise dispose of the leased properties on terms different than currently anticipated. Also contributing to the increase in SG&A expenses were increased expenditures for professional services and legal fees.
Gains on Sale of Real Estate
     Gains on the sale of real estate were $1.2 million and $0.5 million for the quarterly and year-to-date periods ended June 17, 2006 and June 18, 2005, respectively. The gains on sale of real estate in all periods were primarily related to the sale of unoccupied properties.
Special Charge
     During second quarter 2005, we decided to continue to operate three Denver AVANZA stores and recorded a reversal of a portion of the special charge originally recorded in 2004 and revised our estimate for one other property.
Depreciation and Amortization Expense
     Depreciation and amortization expense for second quarter 2006 decreased $1.0 million compared to the same period last year. The decrease was primarily due to a decrease in depreciation expense for software, fixtures and equipment, and vehicles. Depreciation and amortization expense for the year-to-date 2006 period increased $0.3 million relative to the prior year primarily due to the purchase of the Lima and Westville divisions partially offset by decreased depreciation from the assets described above.

Interest Expense
     Interest expense for second quarter 2006 was $6.1 million compared to $6.6 million for the same period in 2005, reflecting a decrease of 7.0%. The decrease in interest expense was due to a decrease in average borrowing levels from $445.7 million during the second quarter 2005 to $408.6 million during the second quarter 2006, primarily due to decreases in revolving credit levels under our bank credit facility. The effective interest rate was 6.1% for both quarterly periods in 2006 and 2005.
     Interest expense for year-to-date 2006 increased to $12.2 million from $10.8 million for the same period in 2005 due to increased average borrowing levels as a result of the March 15, 2005 issuance of $150.1 million of senior subordinated convertible notes used to finance a portion of the purchase of the Lima and Westville divisions from Roundy’s. The effect on interest expense as a result of the increase in our average borrowing levels was partially mitigated by a decrease in the effective interest rate from 6.1% in the year-to-date 2005 period to 6.0% in the year-to-date 2006 period. The decrease in the effective interest rate reflected changes in the composition of our debt as discussed in the “Liquidity and Capital Resources” section and the impact of interest rate swaps.
Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 46.6% and 39.3% for second quarter 2006 and 2005, respectively, and 44.4% and 39.0% for the year-to-date 2006 and 2005 periods, respectively. The year over year increase in effective tax rates was caused by decreases in anticipated pretax income relative to certain nondeductible expenses.
Net Earnings
     Net earnings for second quarter 2006 were $4.1 million, or $0.31 per diluted share, as compared to net earnings of $9.7 million, or $0.75 per diluted share, in second quarter 2005. Net earnings year-to-date 2006 were $8.0 million, or $0.60 per diluted share, as compared to net earnings of $16.7 million, or $1.28 per diluted share, for the same period last year. The first half of 2006 included the favorable impact of $0.2 million, or $0.01 per share, for a cumulative effect of an accounting change related to the adoption of SFAS No. 123(R), “Share-Based Payment - Revised 2004.”
Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Year-to-date
			Increase/
(In thousands)	2006	2005	(Decrease)

Net cash provided by operating activities	$64,829	63,805	1,024
Net cash used in investing activities	(7,551)	(229,353)	221,802
Net cash (used) provided by financing activities	(48,102)	161,613	(209,715)

Net change in cash and cash equivalents	$9,176	(3,935)	13,111

     The primary reason for the increase in cash flows from operations was a decrease in inventory levels partially offset by a reduction in accounts payable. The decrease in inventory is related to progress made in our distribution business rationalization and integration of the Lima and Westville distribution centers acquired from Roundy’s. Cash related to accounts payable decreased $25.2 million primarily due to the timing of payments to vendors.
     Net cash used for investing activities decreased by $221.8 million for the year-to-date 2006 period as compared to the same period last year, primarily because of the 2005 acquisition of the Lima and Westville distribution centers.
     Net cash used by financing activities for the year-to-date 2006 period primarily included the repayment of $35.6 million of revolving debt and a decrease in outstanding checks of $6.6 million from the end of fiscal 2005. Cash provided by financing activities in the year-to-date 2005 period primarily reflected the proceeds of the previously described private placement of $150.1 million in aggregate issue price of senior subordinated convertible notes.
     During the remainder of fiscal 2006, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to further reduce our debt, with temporary draws on our revolving credit line during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.
Senior Secured Credit Facility
     Our senior secured credit facility consists of $125 million in revolving credit, all of which may be used for loans and up to $40 million of which may be used for letters of credit, and a $175 million Term Loan B. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin spread and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the applicable credit agreement. At June 17, 2006 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 1.75% and 2.25%, respectively and the commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 0.75%. At June 17, 2006, credit availability under the senior secured credit facility was $102.0 million.
     Our senior secured credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs. The credit agreement governing the credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage. These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs and asset impairments), less cash payments made during the current period on certain non-cash charges recorded in prior periods. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants. In addition, the credit agreement requires us to maintain predetermined ratio levels related to working capital coverage (the ratio of the sum of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the credit agreement plus up to $60 million of additional secured indebtedness permitted to be issued under the credit agreement).

     The financial covenants specified in the credit agreement vary over the term of the credit agreement and can be summarized as follows:

For The Fiscal
Periods Ending
Financial Covenants	Closest to	Required Ratio

Interest coverage ratio	12/31/04 through 9/30/07 12/31/07 and thereafter	3.50:1.00 (minimum) 4.00:1.00

Leverage ratio	12/31/04 through 9/30/06 12/31/06 through 9/30/07 12/31/07 and thereafter	3.50:1.00 (maximum) 3.25:1.00 3.00:1.00

Senior secured leverage ratio	12/31/04 through 9/30/06 12/31/06 through 9/30/07 12/31/07 and thereafter	2.75:1.00 (maximum) 2.50:1.00 2.25:1.00

Working capital ratio	12/31/04 through 9/30/05 12/31/05 through 9/30/08 Thereafter	1.50:1.00 (minimum) 1.75:1.00 2.00:1.00
     As of June 17, 2006, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio

Interest Coverage Ratio (1)	3.50:1.00 (minimum)	4.87:1.00
Leverage Ratio (2)	3.50:1.00 (maximum)	3.01:1.00
Senior Secured Leverage Ratio (3)	2.75:1.00 (maximum)	1.45:100
Working Capital Ratio (4)	1.75:1.00 (minimum)	2.55:100

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.
     Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.
     The following is a summary of the calculation of Consolidated EBITDA for the trailing four quarters ended June 17, 2006 and June 18, 2005:

	2005	2005	2006	2006	Rolling 4
(In thousands)	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtrs

Earnings before income taxes	$18,100	21,364	6,314	7,733	53,511
Interest expense	7,919	6,048	6,067	6,120	26,154
Depreciation and amortization	14,357	10,376	9,702	9,617	44,052
LIFO	(229)	(452)	462	461	242
Closed store lease costs	216	(191)	902	1,327	2,254
Asset impairments	1,772	851	1,547	3,247	7,417
Gains on sale of real estate	(556)	(2,600)	33	(1,225)	(4,348)
Subsequent cash payments on non-cash charges	(752)	(2,690)	(808)	(656)	(4,906)

Total Consolidated EBITDA	$40,827	32,706	24,219	26,624	124,376

	2004	2004	2005	2005	Rolling 4
(In thousands)	Qtr 3	Qtr 4	Qtr 1	Qtr 2	Qtrs

Earnings before income taxes	$22,620	14,461	11,361	16,041	64,483
Interest expense	8,429	5,369	4,187	6,578	24,563
Depreciation and amortization	11,615	8,670	8,374	10,614	39,273
LIFO	1,043	1,307	577	828	3,755
Closed store lease costs	643	3,211	178	—	4,032
Asset impairments	—	853	458	2,089	3,400
Gains on sale of real estate	(3,317)	(2,173)	—	(541)	(6,031)
Subsequent cash payments on non-cash charges	(1,633)	(693)	(1,375)	(652)	(4,353)
Special charge	—	(1,715)	—	(1,296)	(3,011)
Extinguishment of debt	—	7,204	—	—	7,204

Total Consolidated EBITDA	$39,400	36,494	23,760	33,661	133,315

     The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.
Senior Subordinated Convertible Debt
     We also have outstanding $150.1 million in aggregate issue price (or $322 million in aggregate principal amount at maturity) of senior subordinated convertible notes due 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. See our fiscal 2005 Annual Report on Form 10-K for additional information.
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
     The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheets and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.
     We enter into interest rate swap agreements for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At June 17, 2006, we had seven outstanding interest rate swap agreements with notional amounts totaling $185 million, which commence and expire as follows (dollars in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$45,000	12/13/2005	12/13/2006	3.809%
30,000	12/13/2005	12/13/2006	4.735%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2005	12/13/2007	4.737%
30,000	12/13/2006	12/13/2007	4.100%
20,000	12/13/2006	12/13/2007	4.095%
20,000	12/13/2006	12/13/2007	4.751%
     At June 18, 2005, we had seven outstanding interest rate swap agreements with notional amounts totaling $255 million. Three of those agreements with notional amounts totaling $140 million expired on December 13, 2005.
     We are also using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge approximately 35% of our expected fuel usage for the periods set forth in the swap agreements. At June 17, 2006, we had two outstanding commodity swap agreements which commenced and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate

100,000 gallons/month	12/7/2004	11/30/2006	$1.18
100,000 gallons/month	1/1/2005	12/29/2006	$1.16
Off-Balance Sheet Arrangements
     As of the date of this report, we do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the twenty-four weeks ended June 17, 2006.
Recently Adopted and Proposed Accounting Standards
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment – Revised 2004,” using the modified prospective transition method as described in Part I, Item 1, Note 4.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time to time to manage our exposure to changes in interest rates and diesel fuel prices. (See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

ITEM 4. Controls and Procedures
     Management of Nash Finch, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to provide reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes purchases of Nash Finch common stock by the trustee of the Nash-Finch Company Deferred Compensation Plan Trust during the second quarter 2006. All such purchases reflect the reinvestment by the trustee of dividends paid during the first and second quarters of 2006 on shares of Nash Finch common stock held in the Trust in accordance with the regulations of the trust agreement.

(d)
			(c)	Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares
	(a)	(b)	part of publicly	that may yet be
	Total number of	Average price paid	announced plans or	purchased under
Period	shares purchased	per share	programs	plans or programs

Period 4 (March 26 to April 22, 2006)	—	—	—	—
Period 5 (April 23 to May 20, 2006)	—	—	—	—
Period 6 (May 21 to June 17, 2006)	973	23.05	(1)	(1)

Total	973	23.05	(1)	(1)

(1)	The Nash-Finch Company Deferred Compensation Plans Trust Agreement requires that dividends paid on Nash Finch common stock held in the Trust be reinvested in additional shares of such common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Stockholders on May 16, 2006.

(c)	Election of Directors

Two individuals were nominated by the Board to serve as Class B directors for three-year terms expiring at the 2009 annual meeting of stockholders. Both nominees were elected, with the results of votes of stockholders as follows:

Class B Director Nominees	Votes For	Votes Withheld
Robert L. Bagby	11,626,185	135,381
Jerry L. Ford	11,657,783	103,784
ITEM 5. Other Information
     Compensation of Chairman Emeritus. On July 18, 2006, the Nash Finch Board of Directors, after having received the report of its Corporate Governance Committee, approved an increase in the annual retainer to be paid to Allister P. Graham, Chairman Emeritus of the Board, until his scheduled retirement from the Board in May 2007. In recognition of the time and assistance to be provided by Mr. Graham as Chairman Emeritus in facilitating the transition of the responsibilities of the non-executive Chairman of the Board to William R. Voss, as announced by Nash Finch on May 19, 2006, the Board approved an increase in the annual retainer payable to Mr. Graham to $150,000. Mr. Graham has previously elected to defer receipt of all compensation payable to him for service as a director until after his retirement. Following his retirement, Mr. Graham will receive payment of all amounts deferred in the form of shares of Nash Finch common stock.
     Appointment of Principal Accounting Officer. On July 18, 2006, the Nash Finch Board of Directors appointed LeAnne M. Stewart, Senior Vice President and Chief Financial Officer of the Company, as the principal accounting officer for the Company following the previously announced resignation of the Company’s Corporate Controller. Nash Finch has retained an interim Corporate Controller while it conducts a search for a permanent replacement.

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description

10.1	Letter Agreement between the Registrant and Alec C. Covington dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2006 (File No. 0-785)).

10.2	Restricted Stock Unit Award Agreement dated May 1, 2006 between the Registrant and Alec C. Covington.

10.3	Performance Unit Award Agreement dated May 1, 2006 between the Registrant and Alec C. Covington.

10.4	Separation Agreement effective June 30, 2006 between the Registrant and Kathleen E. McDermott.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: July 20, 2006	By /s/ Alec C. Covington

Alec C. Covington
President and Chief Executive Officer

Date: July 20, 2006	By /s/ LeAnne M. Stewart

LeAnne M. Stewart
Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Twelve Weeks Ended June 17, 2006

Exhibit No.	Item	Method of Filing

10.1	Letter Agreement between the Registrant and Alec C. Covington dated March 16, 2006.	Incorporated by reference

10.2	Restricted Stock Unit Award Agreement dated May 1, 2006 between the Registrant and Alec C. Covington.	Filed herewith

10.3	Performance Unit Award Agreement dated May 1, 2006 between the Registrant and Alec C. Covington.	Filed herewith

10.4	Separation Agreement effective June 30, 2006 between the Registrant and Kathleen E. McDermott.	Filed herewith

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.	Furnished herewith