Form 10-Q
period 2006-10-07
NASH FINCH CO
filed 2006-11-14
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the sixteen weeks ended October 7, 2006
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2006, 13,384,661 shares of Common Stock of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 7,	October 8,	October 7,	October 8,
	2006	2005	2006	2005
Sales	$1,426,967	1,464,781	$3,532,490	3,432,271

Cost and expenses:
Cost of sales	1,307,171	1,332,836	3,223,760	3,105,580
Selling, general and administrative	99,214	92,125	243,787	231,553
Losses (gains) on sale of real estate	25	(556)	(1,167)	(1,097)
Special charge	6,253	—	6,253	(1,296)
Depreciation and amortization	12,685	14,357	32,004	33,345
Interest expense	7,906	7,919	20,093	18,684

Total costs and expenses	1,433,254	1,446,681	3,524,730	3,386,769

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	(6,287)	18,100	7,760	45,502

Income tax expense (benefit)	(1,670)	7,059	4,560	17,746

Net earnings (loss) before cumulative effect of a change in accounting principle	(4,617)	11,041	3,200	27,756
Cumulative effect of a change in accounting principle, net of income tax expense of $119	—	—	169	—

Net earnings (loss)	$(4,617)	11,041	$3,369	27,756

Net earnings (loss) per share:
Basic:
Net earnings (loss) before cumulative effect of a change in accounting principle	$(0.34)	0.85	$0.24	2.16
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	0.01	—

Net earnings (loss) per share	$(0.34)	0.85	$0.25	2.16

Diluted:
Net earnings (loss) before cumulative effect of a change in accounting principle	$(0.34)	0.83	$0.24	2.12
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	0.01	—

Net earnings (loss) per share	$(0.34)	0.83	$0.25	2.12

Cash dividends per common share	$0.180	0.180	$0.540	0.495

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,384	13,004	13,368	12,836
Diluted	13,384	13,233	13,382	13,117
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY & SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 7,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$930	1,257
Accounts and notes receivable, net	196,013	195,367
Inventories	287,606	289,123
Prepaid expenses	11,920	16,984
Deferred tax assets	13,895	9,476

Total current assets	510,364	512,207

Notes receivable, net	14,160	16,299
Property, plant and equipment:
Land	17,050	18,107
Buildings and improvements	193,513	193,181
Furniture, fixtures and equipment	310,297	311,778
Leasehold improvements	63,456	65,451
Construction in progress	2,835	1,876
Assets under capitalized leases	34,655	40,171

	621,806	630,564
Less accumulated depreciation and amortization	(398,500)	(387,857)

Net property, plant and equipment	223,306	242,707

Goodwill	242,092	244,471
Customer contracts and relationships, net	33,053	35,619
Investment in direct financing leases	6,282	9,920
Deferred tax asset, net	—	1,667
Other assets	10,971	14,534

Total assets	$1,040,228	1,077,424

Liabilities and Stockholders’ Equity
Current liabilities:
Outstanding checks	$8,706	10,787
Current maturities of long-term debt and capitalized lease obligations	4,716	5,022
Accounts payable	233,238	217,368
Accrued expenses	71,713	83,539
Income taxes payable	2,429	9,143

Total current liabilities	320,802	325,859

Long-term debt	340,674	370,248
Capitalized lease obligations	34,582	37,411
Deferred tax liability, net	703	—
Other liabilities	21,823	21,328
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,404 and 13,317 shares, respectively	22,340	22,195
Additional paid-in capital	53,099	49,430
Restricted stock	—	(78)
Common stock held in trust	(2,027)	(1,882)
Deferred compensation obligations	2,027	1,882
Accumulated other comprehensive income (loss)	(5,541)	(4,912)
Retained earnings	252,244	256,149
Treasury stock at cost, 21 and 11 shares, respectively	(498)	(206)

Total stockholders’ equity	321,644	322,578

Total liabilities and stockholders’ equity	$1,040,228	1,077,424

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Forty Weeks Ended
	October 7,	October 8,
	2006	2005
Operating activities:
Net earnings	$3,369	27,756
Adjustments to reconcile net income to net cash provided by operating activities:
Special charge	6,253	(1,296)
Depreciation and amortization	32,004	33,345
Amortization of deferred financing costs	634	865
Amortization of rebatable loans	3,503	2,257
Provision for bad debts	4,274	1,149
Provision for lease reserves	4,542	(754)
Deferred income tax expense	(2,049)	(881)
Gain on sale of property, plant and equipment	(1,225)	(1,865)
LIFO charge	2,513	1,176
Asset impairments	7,316	4,319
Share-based compensation	1,197	1,692
Deferred compensation	(696)	213
Other	(1,236)	1,829
Changes in operating assets and liabilities
Accounts receivable	(2,375)	(10,035)
Inventories	(996)	(40,288)
Prepaid expenses	5,064	(328)
Accounts payable	16,424	28,525
Accrued expenses	(12,453)	3,963
Income taxes payable	(6,714)	(3,218)
Other assets and liabilities	(3,041)	(1,629)

Net cash provided by operating activities	56,308	46,795

Investing activities:
Disposal of property, plant and equipment	5,284	11,033
Additions to property, plant and equipment	(18,434)	(15,930)
Business acquired, net of cash	—	(226,351)
Loans to customers	(5,767)	(1,570)
Payments from customers on loans	1,867	3,760
Purchase of marketable securities	(233)	(2,064)
Sale of marketable securities	921	2,827
Corporate owned life insurance, net	(246)	(1,498)
Other	(180)	148

Net cash used in investing activities	(16,788)	(229,645)

Financing activities:
Proceeds (payments) of revolving debt	(24,200)	38,200
Dividends paid	(7,202)	(6,387)
Proceeds from exercise of stock options	647	9,521
Proceeds from employee stock purchase plan	502	567
Proceeds from long-term debt	—	150,087
Payments of long-term debt	(5,823)	(7,176)
Payments of capitalized lease obligations	(2,241)	(2,031)
Increase (decrease) in outstanding checks	(2,081)	1,046
Payments of deferred finance costs	—	(4,942)
Other	551	—

Net cash (used) provided by financing activities	(39,847)	178,885

Net decrease in cash and cash equivalents	(327)	(3,965)
Cash and cash equivalents:
Beginning of period	1,257	5,029

End of period	$930	1,064

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
October 7, 2006
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
     The accompanying financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (Nash Finch) at October 7, 2006 and December 31, 2005, the results of operations for the sixteen and forty weeks ended October 7, 2006 and October 8, 2005 and changes in cash flows for the forty weeks ended October 7, 2006 and October 8, 2005. Adjustments consist only of normal recurring items, except for any discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications have been reflected in the Consolidated Statements of Income for the sixteen and forty weeks ended October 8, 2005. In addition, certain reclassifications were made on the Consolidated Statements of Cash Flows for the forty weeks ended October 8, 2005. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period presented.
Note 2 – Acquisition
     On March 31, 2005, we completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (Roundy’s) out of two distribution centers located in Lima, Ohio and Westville, Indiana; the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio; and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”). The aggregate purchase price paid was $225.7 million in cash. We financed the acquisition by using cash on hand, $70.0 million of borrowings under our senior secured credit facility, and proceeds from the private placement of $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035, the borrowings and the sale of notes referred to as the “financing transactions.” The acquisition of the Lima and Westville divisions, we believe, provided us valuable strategic opportunities enabling us to further leverage our existing relationships in the regions in which these divisions operate and to grow our food distribution business in a cost-effective manner and thus contributed to a purchase price that resulted in goodwill.
     During the twelve weeks ended March 25, 2006, we finalized our allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible assets and identifiable intangible assets was recorded as goodwill. All of the goodwill is expected to be deductible for tax purposes. Customer contracts and relationships are amortized over a 20 year estimated useful life.

     The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

Total current assets	$77,236
Notes receivable, net	1,134
Net property, plant and equipment	58,950
Customer contracts and relationships	34,600
Goodwill	98,745
Liabilities	(44,950)

Total purchase price allocation	$225,715

Pro forma financial information
     The following pro forma financial information illustrates our estimated results of operations for the forty weeks ended October 8, 2005, after giving effect to our acquisition of the Business and the financing transactions described above at the beginning of the periods presented. The pro forma results of operations are presented for comparative purposes only. They do not represent the results which would have been actually reported had the acquisition occurred on the date assumed and are not necessarily indicative of future operating results.

Forty Weeks Ended
(In thousands, except per share amounts)	October 8, 2005

Sales	$3,637,166
Net earnings	29,659
Net earnings per share:
Basic	2.31
Diluted	2.26
Note 3 – Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $51.1 million and $48.6 million higher at October 7, 2006 and December 31, 2005, respectively. For the sixteen and forty weeks ended October 7, 2006 we recorded LIFO charges (credits) of $1.5 million and $2.5 million, respectively, compared to $(0.2) million and $1.2 million, respectively, for the sixteen and forty weeks ended October 8, 2005.
Note 4 – Share-Based Compensation
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment – Revised 2004,” using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for the share-based awards under the recognition and measurement provisions of Accounting

Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this method of accounting, no share-based employee compensation cost for stock option awards was recognized for the sixteen and forty weeks ended October 8, 2005 because in all cases the option price equaled or exceeded the market price at the date of the grant. In accordance with the modified prospective method of transition, results for prior periods have not been restated to reflect this change in accounting principle. As of October 7, 2006, we had three plans under which stock-based compensation grants are provided annually. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional information.
     SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Consolidated Statements of Income for the sixteen and forty weeks ended October 7, 2006 included compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Income for the sixteen and forty weeks ended October 7, 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. As such, during the first fiscal quarter of 2006, we recorded a cumulative effect for a change in accounting principle of $0.2 million in benefit, net of tax, as a result of estimating forfeitures for our Long-Term Incentive Program (LTIP). Under APB 25, forfeitures were reflected as they occurred. The effect to earnings per share was a $0.01 increase in the period of adoption.
     We also maintain the 1999 Employee Stock Purchase Plan under which our employees may purchase shares of Nash Finch common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of Nash Finch common stock at the beginning or end of such offering period. At October 7, 2006, 44,721 shares of additional common stock were available for purchase under this plan. The expense related to this plan in both years is immaterial.
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

     No options were granted during the forty week periods ended October 7, 2006 or October 8, 2005. The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the last options granted during fiscal year 2004:

Assumptions	2004

Weighted average risk-free interest rate	3.40%
Expected dividend yield	1.56%
Expected option lives	2.5 years
Expected volatility	67%
     The following table summarizes information concerning outstanding and exercisable options as of October 7, 2006 (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number of	Average
Range of	of Options	Contractual Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(in years)	Price	Exercisable	Price

$5.68	1.0	1.37	$5.68	0.8	$5.68
17.35 – 20.51	33.1	1.73	17.64	26.3	17.72
24.55 – 35.36	100.6	1.93	29.49	73.6	29.99

	134.7	1.88	26.40	100.7	26.60

     The aggregate intrinsic value of the options outstanding as of October 7, 2006 was $0.2 million. The weighted average remaining contractual term of the options exercisable as of October 7, 2006 was 1.64 years and the aggregate intrinsic value was $0.2 million.
     Share-based compensation recognized under SFAS 123(R) for the sixteen and forty weeks ended October 7, 2006 was $0.2 million and $1.2 million, respectively, excluding the cumulative effect of the accounting change in the first fiscal quarter of 2006. Share-based compensation of $0.5 million and $1.7 million, respectively, for the sixteen and forty weeks ended October 8, 2005 was related to awards of performance units to non-employee directors and executives of Nash Finch and a restricted stock award to our former Chief Executive Officer.
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
     On August 7, 2006, the Company granted three key executives share-based performance unit awards under the 2000 Plan which are described in our Form 8-K filed August 11, 2006.

     The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

	Sixteen Weeks Ended		Forty Weeks Ended
	October	October	October	October
(In thousands, except per share amounts)	7, 2006	8, 2005	7, 2006	8, 2005

Net earnings (loss), as reported	$(4,617)	11,041	3,369	27,756
Add employee share-based compensation included in net earnings:
Performance units	(5)	387	528	1,576
Restricted stock	—	41	—	116
Stock options and employee stock purchase plan	194	—	669	—

Total	189	428	1,197	1,692
Tax benefit	(74)	(167)	(467)	(660)

Employee share-based compensation included in net earnings, net of tax	115	261	730	1,032

Deduct fair value share-based employee compensation:
Performance units	5	(417)	(528)	(1,526)
Restricted stock	—	(1)	—	(76)
Stock options and employee stock purchase plan	(194)	(211)	(669)	(782)

Total	(189)	(629)	(1,197)	(2,384)
Tax benefit	74	245	467	930

Fair value share-based employee compensation included in net earnings, net of tax	(115)	(384)	(730)	(1,454)

Net earnings (loss), as adjusted	$(4,617)	10,918	3,369	27,334

Net earnings (loss) per share:
Basic – as reported	$(0.34)	0.85	0.25	2.16

pro forma	$(0.34)	0.84	0.25	2.13

Diluted – as reported	$(0.34)	0.83	0.25	2.12

pro forma	$(0.34)	0.83	0.25	2.08

The following table summarizes activity in our share-based compensation plans during the forty weeks ended October 7, 2006:

				Weighted
				Average
		Weighted		Remaining
		Average	Restricted	Restriction/
	Stock	Option	Stock Awards/	Vesting
	Option	Price Per	Performance	Period (in
(Number of shares in thousands)	Shares	Share	Units	years)

Outstanding at December 31, 2005	286.1	$23.98	272.9	0.6
Granted	—	—	440.1	3.1
Exercised	(33.4)	19.37	(24.6)	—
Canceled/Forfeited	(118.0)	23.03	(139.1)	—
Restrictions lapsed	—	—	(10.9)	—

Outstanding at October 7, 2006	134.7	$26.40	538.4	2.0

Exercisable/Unrestricted at December 31, 2005	143.6	$25.23	175.7
Exercisable/Unrestricted at October 7, 2006	100.7	$26.60	153.0

     As of October 7, 2006 the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was $0.5 million for stock options granted and $4.5 million for performance units. The costs are expected to be recognized over a weighted-average period of 1.0 years for stock options and 3.3 years for the restricted stock and performance units.
     Cash received from option exercises under our stock-based compensation plans for the forty weeks ended October 7, 2006 and October 8, 2005 was $0.6 million and $9.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises total $0.0 and $0.1 million, respectively, for the sixteen and forty week periods ended October 7, 2006 compared to $1.5 million and $2.7 million, respectively, for the sixteen and forty week periods ended October 8, 2005.
Note 5 – Other Comprehensive Income
     During 2006 and 2005, other comprehensive income consisted of market value adjustments to reflect available-for-sale securities and derivative instruments at fair value, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     As of October 7, 2006, all derivatives are designated as cash flow hedges for interest rates and fuel prices. All investments in available-for-sale securities held by us are amounts held in a rabbi trust in connection with the deferred compensation arrangement described below and are included in other assets on the Consolidated Balance Sheet. The components of comprehensive income are as follows:

	Sixteen Weeks		Forty Weeks
	Ended		Ended
	October	October	October	October
(In thousands)	7, 2006	8, 2005	7, 2006	8, 2005

Net earnings (loss)	$(4,617)	11,041	3,369	27,756
Change in fair value of available-for-sale securities, net of tax	—	(2)	—	(89)
Change in fair value of derivatives, net of tax	(894)	525	(629)	2,026

Comprehensive income (loss)	$(5,511)	11,564	2,740	29,693

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

Note 6 – Long-term Debt and Bank Credit Facilities
     Total debt outstanding was comprised of the following:

	October 7,	December 31,
(In thousands)	2006	2005

Senior secured credit facility:
Revolving credit	$16,400	40,600
Term Loan B	170,000	175,000
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.30% to 7.75% due in various installments through 2014	4,950	5,110
Notes payable and mortgage notes, 0.0% to 8.0% due in various installments through 2013	862	1,525

Total debt	342,299	372,322
Less current maturities	1,625	2,074

Long-term debt	$340,674	370,248

Senior Secured Credit Facility
     Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be utilized for loans, and up to $40.0 million of which may be utilized for letters of credit, and a $170.0 million Term Loan B. The Term Loan B portion of the facility was $175.0 million as of December 31, 2005 of which $5.0 million has been permanently paid down. The facility is secured by a security interest in substantially all of our assets that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the facility bear interest at the Eurodollar rate or the prime rate, plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The margin spread and the commitment commission are reset quarterly based on movement of a leverage ratio defined by the agreement. At October 7, 2006 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 1.75% and 2.25%, respectively, and the commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 0.75%. At October 7, 2006, $90.1 million was available under the revolving line of credit after giving effect to outstanding borrowings and to $18.5 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
Senior Subordinated Convertible Debt
     To finance a portion of the acquisition from Lima and Westville, described in Note 2, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. See our fiscal 2005 Annual Report on Form 10-K for additional information.
Note 7 – Special Charges
     In fiscal 2004, we closed 18 stores and sought purchasers for three Denver area AVANZA stores. As a result of these actions, we recorded $36.5 million of charges reflected in a “Special charge” line within the Consolidated Statements of Income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. In a subsequent 2004 period, we recorded a net reversal of $1.6 million of the special charge because we were able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties for which more current market information was available.

     In fiscal 2005, we decided to continue to operate the AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to the stores as the assets of these stores were revalued at historical cost less depreciation during the time held-for-sale. Partially offsetting this reversal was a $0.2 million change in estimate for one other property.
     In fiscal 2006, we recorded additional charges related to two properties included in the 2004 special charge of $5.5 million to write down capitalized leases and $0.9 million to reserve for lease commitments as a result of lower than originally estimated sublease income. Additionally, we reversed $0.2 million of a previously recorded charge to change an estimate for another property.
     Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write-	Write-
	Down of	Down of			Other
	Tangible	Intangible	Lease		Exit
(In thousands)	Assets	Assets	Commitments	Severance	Costs	Total

Initial accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701
Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance December 31, 2005	—	—	7,683	—	172	7,855
Change in estimates	5,516	—	737	—	—	6,253
Used in 2006	(5,516)	—	(1,914)	—	(77)	(7,507)

Balance October 7, 2006	$—	—	6,506	—	95	6,601

     As of October 7, 2006, we believe the remaining reserves are adequate.
Note 8 – Guarantees
     We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($7.9 million as of October 7, 2006), which would be due in accordance with the underlying agreements. All of the guarantees were issued prior to December 31, 2002 and therefore are not subject to the recognition and measurement provisions of Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements.
     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $14.0 million as of October 7, 2006.

Note 9 – Pension and Other Postretirement Benefits
     The following tables present the components of our pension and postretirement net periodic benefit cost:
Sixteen Weeks Ended October 7, 2006 and October 8, 2005:

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005

Interest cost	$567	577	15	49
Expected return on plan assets	(587)	(528)	—	—
Amortization of prior service cost	(4)	(4)	(161)	(7)
Recognized actuarial loss (gain)	77	49	(1)	—

Net periodic benefit cost	$53	94	(147)	42

Forty Weeks Ended October 7, 2006 and October 8, 2005:

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005

Interest cost	$1,700	1,732	55	147
Expected return on plan assets	(1,759)	(1,583)	—	—
Amortization of prior service cost	(11)	(11)	(432)	(22)
Recognized actuarial loss (gain)	230	149	(3)	—

Net periodic benefit cost	$160	287	(380)	125

     Weighted-average assumptions used to determine net periodic benefit cost for the sixteen and forty weeks ended October 7, 2006 and October 8, 2005 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Weighted-average assumptions
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%	—	—
Rate of compensation increase	3.00%	3.00%	—	—
     Total contributions to our pension plan in 2006 are expected to be $2.4 million, all of which had been contributed as of October 7, 2006.

Note 10– Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	Sixteen Weeks Ended		Forty Weeks Ended
	October	October	October	October
(In thousands, except per share amounts)	7, 2006	8, 2005	7, 2006	8, 2005

Net earnings (loss) per share-basic:
Net earnings (loss)	$(4,617)	11,041	3,369	27,756

Weighted-average shares outstanding	13,384	13,004	13,368	12,836
Net earnings (loss) per share-basic	$(0.34)	0.85	0.25	2.16

Net earnings (loss) per share-diluted:
Net earnings (loss)	$(4,617)	11,041	3,369	27,756

Weighted-average shares outstanding	13,384	13,004	13,368	12,836
Dilutive impact of options	—	175	1	236
Shares contingently issuable	—	54	13	45

Weighted-average shares and potential dilutive shares outstanding	13,384	13,233	13,382	13,117

Net earnings (loss) per share-diluted	$(0.34)	0.83	0.25	2.12

Anti-dilutive options excluded from calculation (weighted-average amount for period)	86	—	81	—
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
     Performance units granted during 2005 and 2006 under the 2000 Plan for the LTIP will pay out in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. Other performance and restricted stock units granted during 2006 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested restricted units are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share only if the performance criteria are met as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.

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
     A summary of the major segments of the business is as follows:

	Sixteen Weeks Ended
	October 7, 2006			October 8, 2005
	Sales to	Inter-		Sales to	Inter-
	external	segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$861,185	102,621	22,689	886,322	114,439	27,112
Military	364,971	—	11,283	353,488	—	11,644
Retail	200,811	—	5,645	224,971	—	6,444
Eliminations	—	(102,621)	—	—	(114,439)	—

Total	$1,426,967	—	39,617	1,464,781	—	45,200

	Forty Weeks Ended
	October 7, 2006			October 8, 2005
	Sales to	Inter-		Sales to	Inter-
	external	segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$2,121,197	257,532	58,114	1,984,425	288,478	65,759
Military	906,493	—	31,041	884,778	—	30,006
Retail	504,800	—	16,517	563,068	—	18,328
Eliminations	—	(257,532)	—	—	(288,478)	—

Total	$3,532,490	—	105,672	3,432,271	—	114,093

     Reconciliation to Consolidated Statements of Income:

	Sixteen Weeks		Forty Weeks
	Ended		Ended
	October	October	October	October
(In thousands)	7, 2006	8, 2005	7, 2006	8, 2005

Total segment profit	$39,617	45,200	105,672	114,093
Unallocated amounts:
Adjustment of inventory to LIFO	(1,590)	229	(2,513)	(1,176)
Unallocated corporate overhead	(38,061)	(27,329)	(89,146)	(68,711)
Special charge	(6,253)	—	(6,253)	1,296

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	$(6,287)	18,100	7,760	45,502

Note 12 – Subsequent Events
     On November 14, 2006 we announced a new strategic plan to sharpen our market focus and provide a strong platform to support growth initiatives. The plan includes facilities rationalization in our food distribution and retail segments. It is expected that we will incur restructuring and impairment related charges in the range of $18.0 to $24.0 million as a result of theses new strategic initiatives. These charges are expected to be incurred during the next three fiscal quarters. Approximately $15.0 million of these charges are certain non-cash items reflecting the impairment of fixed assets and intangibles.
     We have begun our goodwill impairment test, a test that is required at least annually. We have determined we have an indication of impairment. We have performed step one of the impairment test required by SFAS No. 142, “Goodwill and Other Intangible Assets,” and the estimated fair value of the retail segment is less than its carrying value. We are now performing step two of the required valuation in order to measure any potential impairment to be recorded. The outcome of this review and the ultimate determination of any potential impairment will be completed in the fourth quarter of fiscal 2006.
     We anticipate that we may not meet our total leverage ratio covenant at the end of the fourth quarter of 2006. We are taking proactive steps to gain relief from our lenders by negotiating an amendment to our current credit facility. Preliminary discussions with debt rating agencies and our lenders have begun and we are is optimistic that our requested amendment will be granted.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information and Cautionary Factors
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The statements regarding Nash Finch contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:
•	the success or failure of strategic plans, new business ventures or initiatives;

•	the effect of competition on our distribution, military and retail businesses;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	risks entailed by acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;

•	credit risk from financial accommodations extended to customers;

•	general sensitivity to economic conditions, including volatility in energy prices;

•	future changes in market interest rates;

•	our ability to identify and execute plans to expand our food distribution operations;

•	changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	our ability to obtain necessary amendments to our credit facilities to ensure we remain in compliance with debt covenants;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces;

•	adverse determinations or developments with respect to the litigation or SEC inquiry discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005;

•	changes in consumer spending, buying patterns or food safety concerns; and

•	unanticipated problems with product procurement.
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
     Our retail segment, which currently operates 67 corporate-owned stores primarily in the Upper Midwest, has experienced intense competition from supercenters and other alternative formats vying for price conscious customers. This has resulted in declines in same store sales in recent years and in the sale or closure of 40 stores since June 2004 that we determined could be operated more profitably by customers of our food distribution segment or did not meet return objectives and were unlikely to provide long-term strategic opportunities. We continue to assess the competitive position of our retail stores, opportunities and initiatives to improve their performance, and strategic alternatives for certain of our stores.
Results of Operations
Sales
     The following tables summarize our sales activity for the sixteen weeks ended October 7, 2006 (third quarter 2006) compared to the sixteen weeks ended October 8, 2005 (third quarter 2005) and the forty weeks ended October 7, 2006 (year-to-date 2006) compared to the forty weeks ended October 8, 2005 (year-to-date 2005):

	Third quarter 2006		Third quarter 2005		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$861,185	60.3%	$886,322	60.5%	$(25,137)	(2.8%)
Military	364,971	25.6%	353,488	24.1%	11,483	3.2%
Retail	200,811	14.1%	224,971	15.4%	(24,160)	(10.7%)

Total Sales	$1,426,967	100.0%	$1,464,781	100.0%	$(37,814)	(2.6%)

	Year-to-date 2006		Year-to-date 2005		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$2,121,197	60.0%	$1,984,425	57.8%	$136,772	6.9%
Military	906,493	25.7%	884,778	25.8%	21,715	2.5%
Retail	504,800	14.3%	563,068	16.4%	(58,268)	(10.3%)

Total Sales	$3,532,490	100.0%	$3,432,271	100.0%	$100,219	2.9%

     The increase in year-to-date 2006 food distribution sales versus the same period in 2005 was due to the acquisition of the Lima and Westville divisions in the second quarter 2005. Apart from the impact of the acquisition, sales declined in the quarterly and year-to-date comparisons due to slower growth in new accounts and customer attrition. In addition, sales to our existing customer base have also declined relative to 2005.
     Military segment sales were up 3.2% during the third quarter 2006 and 2.5% year-to-date 2006 compared to the same periods in 2005. The sales increases reflect increased product line offerings that have resulted in new sales volumes domestically. Domestic and overseas sales represented the following percentages of military segment sales:

	Third quarter		Year-to-date
	2006	2005	2006	2005
Domestic	69.4%	68.9%	69.4%	68.1%
Overseas	30.6%	31.1%	30.6%	31.9%
     The decrease in retail sales in both the quarterly and year-to-date comparisons is attributable to the closure of 13 stores since the third quarter of 2005 and a decline in same store sales. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 1.8% and 2.1% for the third quarter 2006 and year-to-date 2006 periods, respectively, as compared to the same periods in 2005. This decline continues to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers.
     During 2006, our corporate store count changed as follows:

	Third quarter	Year-to-date
	2006	2006
Number of stores at beginning of period	69	78
Closed or sold stores	(2)	(11)

Number of stores at end of period	67	67

Gross Profit
     Gross profit (calculated as sales less cost of sales) was 8.4% of sales for the third quarter and 8.7% of sales year-to-date in the 2006 periods compared to 9.0% and 9.5% of sales for the same periods in prior year. The decrease in gross profit in the 2006 periods was partially due to a higher percentage of overall 2006 sales occurring in the food distribution and military segments and a lower percent in the retail segment, which historically has a higher gross profit margin. Gross profit in both the third quarter and year-to-date 2006 periods was adversely impacted by an increased proportion of the food distribution business coming from larger and non-traditional customers with lower margins, less effective gross margin management and lower levels of productivity throughout our distribution network. In addition, we continue to experience a larger concentration of military sales to domestic locations, where our costs of distribution are higher. The year-to-date 2006 period was also adversely impacted by transitional warehousing and transportation costs associated with the rationalization of our distribution network to capitalize on synergies expected from the acquisition of Roundy’s Lima and Westville divisions in the first and second quarters.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) for third quarter 2006 and year-to-date 2006 were 7.0% and 6.9% of sales, respectively, compared to 6.3% and 6.7% for the comparable periods last year.
     SG&A expenses increased $7.1 million in the quarterly comparison largely due to $11.2 million of significant charges in the third quarter 2006. The charges included $5.0 million to increase reserves associated with a food distribution customer’s subleases and receivables due to the deteriorating financial condition of the customer’s operations, $4.2 million in executive severance costs and $2.0 million reflecting the impairment of a trade name that was deemed to have no future value. The year-to-date 2006 SG&A expense increased $12.2 million over the same period in 2005 due largely to the charges noted above and a second quarter 2006 charge of $5.5 million reflecting the impairment of certain retail properties leased to a customer and additional bad debt expense related to accounts and notes receivable owed by this customer as a result of this customer’s bankruptcy.
     Apart from the charges described above, SG&A expenses as a percentage of sales in the 2006 periods benefited from the fact that our retail segment, which has higher SG&A expenses than our food distribution and military segments, represented a smaller percentage of our total sales in 2006. Offsetting this decline in SG&A expenses were increased SG&A expenses in both the quarterly and year-to-date comparisons for professional services and legal fees. SG&A expenses in 2006 also benefited from stock-based compensation forfeitures during the first quarter (see Note 4 in Part I, Item 1 of this report).
Gains on Sale of Real Estate
     Gains on the sale of real estate were $0.0 million and $0.6 million for the third quarter of 2006 and 2005, respectively, and $1.2 million and $1.1 million for the year-to-date 2006 and 2005 periods, respectively. The gains on sale of real estate in all periods were primarily related to the sale of unoccupied properties.
Special Charges
     During the third quarter of 2006, we recorded $5.5 million of additional charges to write off capitalized leases related to two properties included in a 2004 special charge and $0.9 million to reserve for ongoing lease commitments on the same two properties. Additionally, we reversed a portion of a previously recorded charge to change an estimate for another property.
     During the second quarter of 2005, we decided to continue to operate three Denver AVANZA stores and recorded a reversal of a portion of the special charge originally recorded in 2004 and revised our estimate for one other property.

Depreciation and Amortization Expense
     Depreciation and amortization expense for third quarter 2006 decreased $1.7 million compared to the same period last year. The decrease was primarily due to a decrease in depreciation expense for software, fixtures and equipment, and vehicles. Depreciation and amortization expense for the year-to-date 2006 period decreased $1.3 million relative to the prior year primarily due to decreased depreciation from the assets described above partially offset by an increase in depreciation due to the purchase of the Lima and Westville divisions.
Interest Expense
     Interest expense was $7.9 million for both the third quarter 2006 and the same period in 2005. Average borrowing levels decreased from $439.8 million during the third quarter 2005 to $388.4 million during the third quarter 2006, primarily due to decreases in revolving credit levels under our bank credit facility. The effective interest rate was 6.1% for the third quarter of 2006 as compared to 5.5% for the third quarter of 2005. The increase in the effective interest rate was largely due to rate increases on our bank credit facility which is referenced to Eurodollar rates, offset by the impact of interest rate swap agreements.
     Interest expense for year-to-date 2006 increased to $20.1 million from $18.7 million for the same period in 2005 due to increased average borrowing levels and increases in effective interest rates. The increase in average borrowing levels was a result of the March 15, 2005 issuance of $150.1 million of senior subordinated convertible notes used to finance a portion of the purchase of the Lima and Westville divisions from Roundy’s partially offset by decreases in borrowings under our bank credit facility. The effective interest rate increased from 5.8% in the year-to-date 2005 period to 6.0% in the year-to-date 2006 period. The increase in the effective interest rate reflected changes in the composition of our debt as discussed in the “Liquidity and Capital Resources” section and the impact of interest rate swaps.
Income Taxes
     Income tax expense (benefit) is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 26.6% and 39.0% for third quarter 2006 and 2005, respectively, and 58.8% and 39.0% for the year-to-date 2006 and 2005 periods, respectively. The year over year increase in effective tax rates was caused by decreases in anticipated pretax income relative to certain nondeductible expenses.
Net Earnings /Loss
     Net loss for third quarter 2006 was $4.6 million, or $0.34 per diluted share, as compared to net earnings of $11.0 million, or $0.83 per diluted share, in third quarter 2005. Net earnings year-to-date 2006 were $3.4 million, or $0.25 per diluted share, as compared to net earnings of $27.8 million, or $2.12 per diluted share, for the same period last year. The year-to-date 2006 net earnings included the favorable impact of $0.2 million, or $0.01 per share, for a cumulative effect of an accounting change related to the adoption of SFAS No. 123(R), “Share-Based Payment - Revised 2004.”

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Year-to-date
			Increase/
(In thousands)	2006	2005	(Decrease)

Net cash provided by operating activities	$56,308	46,795	9,513
Net cash used in investing activities	(16,788)	(229,645)	212,857
Net cash (used) provided by financing activities	(39,847)	178,885	(218,732)

Net change in cash and cash equivalents	$(327)	(3,965)	3,638

     Cash flows from operating activities increased $9.5 million in year-to-date 2006 as compared to year-to-date 2005 despite a decrease in net earnings of $24.4 million. The primary reason was an increase in inventory levels of approximately $40.3 million in 2005 compared to a slight increase in 2006. The decrease in inventory change is related to progress made in our distribution business rationalization and integration of the Lima and Westville distribution centers acquired from Roundy’s. The inventory change was partially offset by reductions in accounts payable and accrued expenses which decreased $28.5 million less in 2006 as compared to 2005 primarily due to the timing of payments to vendors.
     Net cash used for investing activities decreased by $212.9 million for the year-to-date 2006 period as compared to the same period last year, primarily because of the 2005 acquisition of the Lima and Westville distribution centers.
     Cash provided by financing activities in the year-to-date 2005 period primarily reflected the proceeds of the previously described private placement of $150.1 million in aggregate issue price of senior subordinated convertible notes. Excluding the private placement, the primary cash flows differences in financing activities resulted from net borrowings of revolving debt. We had net payments of $24.2 million on our revolver in 2006 compared with net proceeds of $38.2 received from borrowing against our revolving debt in 2005.
     During the remainder of fiscal 2006, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to further reduce our debt, with temporary draws on our revolving credit line during the year to build inventories for certain holidays.
     We anticipate that we may not meet our total leverage ratio covenant at the end of the fourth quarter of 2006. We are taking proactive steps to gain relief from our lenders by negotiating an amendment to our current credit facility. Preliminary discussions with debt rating agencies and our lenders have begun and we are optimistic that our requested amendment will be granted.
     Longer term, provided the amendment is granted, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt, leases and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.
Senior Secured Credit Facility
     Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be used for loans, and up to $40.0 million of which may be used for letters of credit, and a $170.0 million Term Loan B. The Term Loan B portion of the facility was $175 million as of December 31, 2005 of which $5.0 million has been permanently paid down. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin spread and the commitment commission are reset quarterly based on changes to our total leverage ratio defined by the applicable credit agreement. At October 7, 2006 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 1.75% and 2.25%, respectively, and the commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 0.75%. At October 7, 2006, credit availability under the senior secured credit facility was $90.1 million.
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
     The financial covenants specified in the credit agreement vary over the term of the credit agreement and can be summarized as follows:

For The Fiscal
Periods Ending
Financial Covenants	Closest to	Required Ratio

Interest coverage ratio	12/31/04 through 9/30/07	3.50:1.00	(minimum)
	12/31/07 and thereafter	4.00:1.00

Leverage ratio	12/31/04 through 9/30/06	3.50:1.00	(maximum)
	12/31/06 through 9/30/07	3.25:1.00
	12/31/07 and thereafter	3.00:1.00

Senior secured leverage ratio	12/31/04 through 9/30/06	2.75:1.00	(maximum)
	12/31/06 through 9/30/07	2.50:1.00
	12/31/07 and thereafter	2.25:1.00

Working capital ratio	12/31/04 through 9/30/05	1.50:1.00	(minimum)
	12/31/05 through 9/30/08	1.75:1.00
	Thereafter	2.00:1.00

     As of October 7, 2006, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio

Interest Coverage Ratio (1)	3.50:1.00 (minimum)	4.35:1.00
Leverage Ratio (2)	3.50:1.00 (maximum)	3.43:1.00
Senior Secured Leverage Ratio (3)	2.75:1.00 (maximum)	1.68:1.00
Working Capital Ratio (4)	1.75:1.00 (minimum)	2.62:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.
     Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.
     The following is a summary of the calculation of Consolidated EBITDA for the trailing four quarters ended October 7, 2006 and October 8, 2005:

	2005	2006	2006	2006	Rolling 4
(In thousands)	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtrs

Earnings before income taxes	$21,364	6,314	7,733	(6,287)	29,124
Interest expense	6,048	6,067	6,120	7,906	26,141
Depreciation and amortization	10,376	9,702	9,617	12,685	42,380
LIFO charge (benefit)	(452)	462	461	1,590	2,061
Closed store lease costs	(191)	902	1,327	4,455	6,493
Asset impairments	851	1,547	3,247	2,522	8,167
Gains on sale of real estate	(2,600)	33	(1,225)	25	(3,767)
Subsequent cash payments on non-cash charges	(2,690)	(808)	(656)	(1,862)	(6,016)
Special charge	—	—	—	6,253	6,253

Total Consolidated EBITDA	$32,706	24,219	26,624	27,287	110,836

	2004	2005	2005	2005	Rolling 4
(In thousands)	Qtr 4	Qtr 1	Qtr 2	Qtr 3	Qtrs

Earnings before income taxes	$14,461	11,361	16,041	18,100	59,963
Interest expense	5,369	4,187	6,578	7,919	24,053
Depreciation and amortization	8,670	8,374	10,614	14,357	42,015
LIFO charge (benefit)	1,307	577	828	(229)	2,483
Closed store lease costs	3,211	178	—	216	3,605
Asset impairments	853	458	2,089	1,772	5,172
Gains on sale of real estate	(2,173)	—	(541)	(556)	(3,270)
Subsequent cash payments on non-cash charges	(693)	(1,375)	(652)	(752)	(3,472)
Special charge	(1,715)	—	(1,296)	—	(3,011)
Extinguishment of debt	7,204	—	—	—	7,204

Total Consolidated EBITDA	$36,494	23,760	33,661	40,827	134,742

     The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.
     Our contractual obligations and commercial commitments are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations and Commercial Commitments.” There have been no material changes to our contractual obligations and commercial commitments during the forty weeks ended October 7, 2006.

Senior Subordinated Convertible Debt
     We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for additional information.
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
     We enter into interest rate swap agreements for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At October 7, 2006, we had seven outstanding interest rate swap agreements with notional amounts totaling $185.0 million, which commence and expire as follows (dollars in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$45,000	12/13/2005	12/13/2006	3.809%
30,000	12/13/2005	12/13/2006	4.735%
20,000	12/13/2005	12/13/2006	3.825%
20,000	12/13/2005	12/13/2007	4.737%
30,000	12/13/2006	12/13/2007	4.100%
20,000	12/13/2006	12/13/2007	4.095%
20,000	12/13/2006	12/13/2007	4.751%
     At October 8, 2005, we had seven outstanding interest rate swap agreements with notional amounts totaling $255.0 million. Three of those agreements with notional amounts totaling $140.0 million expired on December 13, 2005.

     We are also using commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The outstanding commodity swap agreements hedge approximately 35% of our expected fuel usage for the periods set forth in the swap agreements. At October 7, 2006, we had two outstanding commodity swap agreements which commenced and expire as follows:

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
Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the forty weeks ended October 7, 2006.
Recently Adopted and Proposed Accounting Standards
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment- Revised 2004,” using the modified prospective transition method as described in Part I, Item 1, Note 4.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of the Company’s fiscal year 2007). We are currently evaluating the impact of adopting FIN 48 on the Company’s Consolidated Financial Statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This statement requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements (i.e., an asset for a plan’s overfunded status or a liability for a plan’s underfunded status). An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. SFAS 158 also requires an employer to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year. This requirement is effective for fiscal years ending after December 15, 2008. The implementation of SFAS 158 is not expected to have a material impact on our fiscal year 2006 Consolidated Financial Statements.

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
ITEM 4. Controls and Procedures
     Management of Nash Finch, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this quarterly report to provide reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes purchases of Nash Finch common stock by the trustee of the Nash-Finch Company Deferred Compensation Plan Trust during the third quarter 2006. All such purchases reflect the reinvestment by the trustee of dividends paid during the third quarter of 2006 on shares of Nash Finch common stock held in the Trust in accordance with the regulations of the trust agreement.

			(c)	(d)
	(a)		Total number of	Maximum number (or
	Total	(b)	shares purchased as	approximate dollar value)
	number of	Average	part of publicly	of shares that may yet be
	shares	price paid	announced plans or	purchased under plans or
Period	purchased	per share	programs	programs

Period 7 (June 18 to July 13, 2006)	—	—	—	—
Period 8 (July 14 to August 12, 2006)	—	—	—	—
Period 9 (August 13 to September 9, 2006)	—	—	—	—
Period 10 (September 10 to October 7, 2006)	966	23.44	*	*

Total	966	23.44	*	*

*	The Nash-Finch Company Deferred Compensation Plan Trust Agreement requires that dividends paid on Nash Finch common stock held in the Trust be reinvested in additional shares of such common stock.

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 11, 2006 (File No. 0-785).

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY Registrant
Date: November 14, 2006	By /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: November 14, 2006	By /s/ LeAnne M. Stewart
LeAnne M. Stewart
Senior Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Sixteen Weeks Ended October 7, 2006

Exhibit No.	Item	Method of Filing

10.1	Form of Restricted Stock Unit Award Agreement.	Incorporated by reference

12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	Filed herewith

32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.	Furnished herewith