Form 10-K
period 2006-12-30
NASH FINCH CO
filed 2007-03-01
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 30, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 0-785

NASH-FINCH COMPANY
(Exact name of Registrant as specified in its charter)

Delaware	41-0431960
(State of Incorporation)	(I.R.S. Employer Identification No.)

7600 France Avenue South P.O. Box 355 Minneapolis, Minnesota	55440-0355 (Zip Code)
(Address of principal executive offices)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 17, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $262,470,743, based on the last reported sale price of $19.68 on that date on NASDAQ.

As of February 26, 2007, 13,402,006 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2007 (the “2007 Proxy Statement”) are incorporated by reference into Part III, as specifically set forth in Part III.

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

Forward-Looking Information

This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements that relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe” or “plan,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:

•	the success or failure of strategic plans, new business ventures or initiatives;

•	the effect of competition on our distribution, military and retail businesses;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	risks entailed by acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;

•	credit risk from financial accommodations extended to customers;

•	general sensitivity to economic conditions, including volatility in energy prices and food commodities;

•	future changes in market interest rates;

•	our ability to identify and execute plans to expand our food distribution operations;

•	changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;

•	adverse determinations or developments with respect to the litigation or SEC inquiry discussed in Part I, Item 3 of this report;

•	changes in consumer spending, buying patterns or food safety concerns; and

•	unanticipated problems with product procurement.

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

Originally established in 1885 and incorporated in 1921, today we are one of the leading food distribution companies in the United States, with $4.6 billion in annual sales. Our business consists of three primary operating segments: food distribution, military food distribution and retail. We are the second largest publicly traded wholesale food distributor in the United States. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (18) — “Segment Information” of Notes to Consolidated Financial Statements.

In November 2006 we announced the launch of a new strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company, the new strategy focuses activities on specific retail formats, businesses and support services designed to delight consumers. The strategic plan encompasses several important elements:

•	Emphasis on a suite of retail formats designed to appeal to today’s consumers including everyday value, multicultural, urban, extreme value and upscale formats, as well as military commissaries and exchanges;

•	Strong, passionate businesses in key areas including perishables, health and wellness, center store, pharmacy and military supply, driven by the needs of each format;

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Retail support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, store brands, market research, retail store support, retail pricing and license agreement opportunities;

•	Store brand management dedicated to leveraging the strength of the Our Family brand as a regional brand through exceptional product development coupled with pricing and marketing support; and

•	Integrated shared services company-wide, including IT support and infrastructure, accounting, finance, human resources and legal.

Additional description of our business is found in Part II, Item 7 of this report.

Food Distribution Segment

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 16 distribution centers to approximately 1,700 grocery stores located in 25 states across the United States. Our customers are relatively diverse, with the largest customer consisting of a consortium of stores representing 8.3%, and four others representing 5.4%, 4.0%, 3.5% and 3.0%, of our fiscal 2006 food distribution sales. No other customer represents more than 3.0% of our food distribution business. In fiscal 2006, 41% of our food distribution sales were generated through customers with whom we have long-term sales and service agreements. Several of our distribution centers also distribute products to military commissaries and exchanges located in their geographic areas.

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

Our distribution centers are strategically located to efficiently serve our independent customer stores and our corporate-owned stores. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping merchandise and are designed for high-volume operations at low unit costs. For fiscal 2006, our distribution centers had an on-time delivery rate, defined as being within 1/2 hour of our committed delivery time, of 98.3%; a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.5%; and selector accuracy, defined as percentage of cases selected matching the order as submitted by the customer, of 99.7%. We continue to implement operating initiatives to enhance productivity and expand profitability while providing a higher level of service to our distribution customers. Our distribution centers have varying levels of available capacity giving us enough flexibility to service additional customers by leveraging our existing fixed cost base, which can enhance our profitability.

Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand and private label grocery products and perishable food products. Non-food items and specialty grocery products are distributed from two distribution centers located in Bellefontaine, Ohio and Sioux Falls, South Dakota. We currently operate a fleet of tractors and semi-trailers that deliver the majority of our products to our customers. Approximately 25% of deliveries are made through contracted cartage.

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

Products

We sell and distribute primarily nationally advertised branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers’ representatives and brokers. We also sell and distribute premium quality private label products under the proprietary trademark Our Family1, a long-standing private label of Nash Finch that offers a high quality alternative to national brands. In addition, we sell and distribute a lower-priced line of private label products under the Value Choice trademark and a premium line of private label products under the Our Family Pride trademark. Under our private label line of products, we offer over 2,200 stock-keeping units of competitively priced, high quality grocery products and perishable food products which compete with national branded and other value brand products.

Services

To further strengthen our relationships with our food distribution customers, we offer, either directly or through third parties, a wide variety of support services to help them develop and operate stores, as well as compete more effectively. These services include:

•	promotional, advertising and merchandising programs;

•	installation of computerized ordering, receiving and scanning systems;

•	providing contacts for retail accounting, budgeting and payroll services;

•	retail equipment procurement assistance;

•	consumer and market research;

•	remodeling and store development services;

•	securing existing grocery stores that are for sale or lease in the market areas we serve and occasionally acquiring or leasing existing stores for resale or sublease to these customers; and

•	NashNet, which provides supply chain efficiencies through internet services.

We also provide financial assistance to our food distribution customers, primarily in connection with new store development or the upgrading and expansion of existing stores. As of December 30, 2006, we had loans, net of reserves, of $12.1 million outstanding to 50 of our food distribution customers, and had guaranteed outstanding debt and lease obligations of food distribution customers in the amount of $8.0 million. We typically enter into long-term supply agreements with independent customers, ranging from 2 to 20 years. In fiscal 2006, 41% of food distribution revenues were from customers subject to such arrangements. These

1  We own or have the rights to various trademarks, trade names and service marks, including the following referred to in this report: AVANZA®, Econofoods®, Sun Mart®, Family Thrift Center®, Our Family®, Our Family Pride®, Fame®, Value Choicetm, Food Pride® and Fresh Place®. The trademark IGA®, referred to in this report, is the registered trademark of IGA, Inc.

agreements may also contain provisions that give us the opportunity to purchase customers’ independent retail businesses before any third party. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of December 30, 2006, the present value of our maximum contingent liability exposure, net of reserves, with respect to the subleases and assigned leases was $44.0 million and $13.4 million, respectively.

We distribute products to independent stores that carry the IGA banner and our proprietary Food Pride banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of December 30, 2006, we served 152 retail stores under the IGA banner and 62 retail stores under our Food Pride banner.

Military Segment

Our military segment, Military Distributors of Virginia or the MDV division, is the largest distributor by revenue of grocery products to U.S. military commissaries and exchanges. The MDV division serves over 200 military commissaries and exchanges located in the continental United States, Europe, Cuba, Puerto Rico, Egypt and the Azores. Commissaries and exchanges that we serve in the United States are located primarily in the Mid-Atlantic region, consisting of the states along the Atlantic coast from New York to North Carolina. Our distribution centers in Norfolk, Virginia and Jessup, Maryland are exclusively dedicated to supplying products to military commissaries and exchanges. These distribution centers are strategically located among the largest concentration of military bases in the United States and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. Our MDV division has an outstanding reputation as a supplier focused exclusively on U.S. military commissaries and exchanges, based in large measure on its excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

The Defense Commissary Agency, also known as DeCA, operates a chain of commissaries on U.S. military installations throughout the world. DeCA contracts with manufacturers to obtain grocery and related products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as us to deliver the product. These distributors act as drayage agents for the manufacturers, purchasing and maintaining inventories of products DeCA purchases from the manufacturers, and providing handling, distribution and transportation services for the manufacturers. Manufacturers who use distributors in this fashion must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA frequent delivery system procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. We obtain distribution contracts with manufacturers through competitive bidding processes and direct negotiations.

As commissaries need to be restocked, DeCA identifies each manufacturer with which an order is to be placed for additional products, determines which distributor is the manufacturer’s official representative in a particular region, and places a product order with that distributor under the auspices of DeCA’s master contract with the applicable manufacturer. The distributor selects that product from its existing inventory, delivers it to the commissary or commissaries designated by DeCA, and bills the manufacturer for the product shipped. The manufacturer then bills DeCA under the terms of its master contract. Overseas commissaries are serviced in a similar fashion, except that a distributor’s responsibility is to deliver products as and when needed to the port designated by DeCA, which in turn bears the responsibility for shipping the product to the applicable commissary or overseas warehouse.

After we ship a particular manufacturer’s products to commissaries in response to an order from DeCA, we invoice the manufacturer for the same purchase price previously paid by us plus a service or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product handled. MDV’s order handling and invoicing activities are facilitated by a procurement and billing system developed specifically for MDV, addresses the unique aspects of its business, and provides MDV’s manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

MDV has distribution contracts with over 400 manufacturers that supply products to the DeCA commissary system and various exchange systems. These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. The ten largest manufacturer customers of our MDV division represented 47% of the military segment’s 2006 sales.

Retail Segment

Our retail segment is made up of 62 corporate-owned stores, located primarily in the Upper Midwest, in the states of Colorado, Illinois, Iowa, Minnesota, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin. Our corporate-owned stores principally operate under the Econofoods, Sun Mart, Family Thrift Center, Pick ’n Save, AVANZA, Wholesale Food Outlet and Food Bonanza banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of December 30, 2006, we operated 56 conventional supermarkets, 2 AVANZA grocery stores, 2 Wholesale Food Outlet grocery stores, 1 Food Bonanza grocery store and 1 other retail store.

Our conventional grocery stores offer a wide variety of high quality grocery products and services. Many have specialty departments such as fresh meat counters, delicatessens, bakeries, eat-in cafes, pharmacies, dry cleaners, banks and floral departments. These stores also provide services such as check cashing, fax services, money wiring and phone cards. We emphasize outstanding customer service and have created our G.R.E.A.T. (Greet, React, Escort, Anticipate and Thank) Customer Service Program to train every associate (employee) on the core elements of providing exceptional customer service. A mystery shopper visits each store every two weeks to measure performance and we provide feedback on the results to management and store personnel. “The Fresh Place” concept within our conventional grocery stores is an umbrella banner that emphasizes our high-quality perishable products, such as fresh produce, deli, meats, seafood, baked goods, and takeout foods for today’s busy consumer. The AVANZA and Wholesale Food Outlet grocery stores offer products designed to meet the specific tastes and needs of Hispanic shoppers.

During the period 2001 to 2006, our retail segment has declined from 118 to 62 stores, and from 26% of our total sales to 14%, for reasons discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Competition

Food Distribution Segment

Competition is intense among the distributors in the food distribution segment as evidenced by the low margin nature of the business. Success in this segment is measured by the ability to leverage scale in order to gain pricing advantages and operating efficiencies, to provide superior merchandising programs and services to the independent customer base and to use technology to increase distribution efficiencies. We compete with local, regional and national food distributors, as well as with vertically-integrated national and regional chains using a variety of formats, including supercenters, supermarkets and warehouse clubs that purchase directly from suppliers and self-distribute products to their stores. We face competition from these companies on the basis of price, quality, variety and availability of products, strength of private label brands, schedules and reliability of deliveries, and the range and quality of customer services. Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, and customer satisfaction is essential in maintaining our competitive advantage. We believe we are an industry leader in on-time delivery rate and fill rate for fiscal 2006. In fiscal 2007 we will be substituting customer satisfaction for selector accuracy as one of our key metrics.

Military Segment

We are one of seven distributors with annual sales to the DeCA commissary system in excess of $100 million. We estimate that over 95% of DeCA’s purchases from distributors via the frequent delivery system are made through these seven distributors. The remaining distributors that supply DeCA tend to be smaller, regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market. As a result, no distributor in this industry has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger civilian distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing civilian distribution centers. We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

Retail Segment

Competition in the retail grocery business in our geographic markets is intense. We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of supercenters, primarily those operated by Wal-Mart Stores, Inc., and regional chains. During 2006 and 2005, there were 2 and 14, respectively, of our stores impacted by the opening of new supercenters in their markets and a total of 42 stores as of December 30, 2006 had sales impacted by supercenters. Depending upon the market, we compete based on price, quality and assortment, store appeal, including store location and format, sales promotions, advertising, service and convenience. We believe our ability to provide convenience, outstanding perishable execution and exceptional customer service are particularly important factors in achieving competitive success.

Vendor Allowances and Credits

We participate with our vendors in a broad menu of promotions to increase sales of products. These promotions fall into two main categories, off-invoice allowances and performance-based allowances, and are often subject to negotiation with our vendors. In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by us during a specified period of time. We use off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions. The discounts are either reflected directly on the vendor invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or we are allowed to deduct the allowance as an offset against the vendor’s invoice when it is paid.

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

Trademarks and Servicemarks

We own or license a number of trademarks, trade names and servicemarks that relate to our products and services, including those mentioned in this report. We consider certain of these trademarks, trade names and servicemarks, such as Our Family and Value Choice, to be of material value to the business conducted by our food distribution and retail segments, and we actively defend and enforce such trademarks, trade names and servicemarks.

Employees

As of December 30, 2006, we employed 8,227 persons, of whom 4,847 were employed on a full-time basis and 3,380 employed on a part-time basis. Of our total number of employees, 930 are represented by unions (11.3% of all employees) and consist primarily of warehouse personnel and drivers in our Ohio, Indiana and Michigan distribution centers. We consider our employee relations to be good.

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

Our retail food business faces extreme competition from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e., supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations. During fiscal 2006 we announced new strategic initiatives designed to provide steps to creating value within our organization. These steps include designing and reformatting our base of retail stores into alternative formats to increase overall retail sales performance. In connection with these efforts, there are numerous risks and uncertainties, including our ability to successfully identify which course of action will be most financially advantageous for each retail store, our ability to identify those initiatives that will be the most effective in improving the competitive position of the retail stores we retain, our ability to efficiently and timely implement these initiatives, and the response of competitors to these initiatives. If we are unable to improve the overall competitive position of our remaining retail stores the operating performance of that segment may continue to decline and we may need to recognize additional impairments of our long-lived assets and goodwill, be compelled to close or dispose of additional stores and may incur restructuring or other charges to our earnings associated with such closure and disposition activities. In addition, we cannot assure you that we will be able to replace any of the revenue lost from these closed or sold stores from our other operations.

Our ability to operate effectively could be impaired by the risks and costs associated with the efforts to grow our business through acquisitions.

Efforts to grow our food distribution segment may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, obtaining adequate financing and acceptable terms and conditions. Our success depends in a large part on factors such as our ability to successfully integrate such operations and personnel in a timely and efficient manner and retain the customer base of the acquired operations. If we cannot successfully integrate these operations and retain the customer base, we may experience material adverse consequences to our results of operations and financial condition. The integration of separately managed businesses operating in different markets involves a number of risks, including the following:

•	demands on management related to the significant increase in our size after the acquisition of operations;

•	difficulties in the assimilation of different corporate cultures and business practices, such as those involving vendor promotions, and of geographically dispersed personnel and operations;

•	difficulties in the integration of departments, information technology systems, operating methods, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies; and

•	expenses of any undisclosed liabilities, such as those involving environmental or legal matters.

Successful integration of new operations will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from an acquisition to the extent or in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing. As of December 30, 2006 we had loans, net of reserves of $12.1 million outstanding to 50 of our food distribution customers and had guaranteed outstanding debt and lease obligations of food distribution customers totaling $8.0 million, including $3.0 million in loan guarantees to one retailer. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of December 30, 2006, the present value of our maximum contingent liability exposure, net of reserves, with respect to subleases and assigned leases was $44.0 million and $13.4 million, respectively. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements, which could result from factors such as business difficulties experienced by customers with the highest concentration of credit exposure or in times of general economic difficulty or uncertainty, could negatively and potentially materially impact our operating results and financial condition.

Consumable goods distribution is sensitive to economic conditions and economic downturns or uncertainty may have a material adverse effect on our financial condition and results of operations.

The food distribution and retail industry is sensitive to national and regional economic conditions, particularly those that influence consumer confidence, spending and buying habits. Economic downturns or uncertainty may not only adversely affect overall demand and intensify price competition, but also cause consumers to “trade down” by purchasing lower priced, and often lower margin, items and to make fewer purchases in traditional supermarket channels. These consumer responses, coupled with the impact of general economic and other factors such as increasingly volatile energy costs, food safety, prevailing interest rates, food price inflation or deflation, employment trends in our markets, and labor and energy costs, can also have a significant impact on our operating results. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude.

We may experience technology failures which could have a material adverse effect on our business.

We have large, complex information technology systems that are important to our business operations. Although we have an off-site disaster recovery center and have installed security programs and procedures, security could be compromised and technology failures and systems disruptions could occur. This could result in a loss of sales or profits or cause us to incur significant costs, including payments to third parties for damages.

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

Our military segment operations are dependant upon domestic and international military distribution, and a change in the military commissary system could negatively impact our results of operations and financial condition.

Because our military segment sells and distributes grocery products to military commissaries and exchanges in the U.S. and overseas, any material changes in the commissary system, in military staffing levels or in locations of bases may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation in the number of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by us, or a reduction in the number of persons having access to the commissaries and exchanges.

We may not be able to achieve the expected benefits from the implementation of new strategic initiatives.

We have begun taking action to improve our competitive performance through a series of strategic initiatives. The goal of this effort is to develop and implement a comprehensive and competitive business strategy, addressing the food distribution industry environment and our position within the industry and ultimately create increased shareholder value.

We may not be able to successfully execute our strategic initiatives and realize the intended synergies, business opportunities and growth prospects. Many of the risk factors previously mentioned, such as increased competition, may limit our ability to capitalize on business opportunities and expand our business. Our efforts to capitalize on business opportunities may not bring the intended result. Assumptions underlying estimates of expected revenue growth or overall cost savings may not be met or economic conditions may deteriorate. Customer acceptance of new retail formats developed may not be as anticipated, hampering our ability to attract new retail customers or maintain our existing retail customer base. Additionally, our management may have its attention diverted from other important activities while trying to execute new strategic initiatives. If these or other factors limit our ability to execute our strategic initiatives, our expectations of future results of operations, including expected revenue growth and cost savings, may not be met.

The foregoing discussion of risk factors is not exhaustive, and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Minneapolis, Minnesota, and consist of approximately 126,000 square feet of office space in a building that we own.

Food Distribution Segment

The table below lists, as of December 30, 2006, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers.

Approx. Size
Location	(Square Feet)

Midwest Region:
Omaha, Nebraska	626,900
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota	329,000
Sioux Falls, South Dakota (2)	297,400
Fargo, North Dakota	288,800
Rapid City, South Dakota (3)	195,100
Minot, North Dakota	185,200
Southeast Region:
Lumberton, North Carolina (1)	336,500
Statesboro, Georgia (1)	230,500
Bluefield, Virginia	187,500
Great Lakes Region:
Bellefontaine, Ohio	666,000
Lima, Ohio (4)	608,300
Bridgeport, Michigan (1)	604,500
Westville, Indiana	631,900
Cincinnati, Ohio	403,300

Total Square Footage	5,942,800

(1)	Leased facility.

(2)	Includes 101,300 square feet that we lease. The Sioux Falls facility represents two distinct distribution centers.

(3)	Includes 8,000 square feet that we lease.

(4)	Includes 94,000 square feet that we lease.

Military Segment

The table below lists, as of December 30, 2006, the locations and sizes of our facilities exclusively used in our military distribution business. We lease each of these facilities. The Norfolk facilities comprise our distribution center, while the Jessup facility is used as an intermediate holding area for high velocity and large cube products to be delivered to commissaries and exchanges in the northern portion of the Mid-Atlantic region that we serve.

Approx. Size
Location	(Square Feet)

Norfolk, Virginia	733,200
Jessup, Maryland	115,200

Total Square Footage	848,400

Retail Segment

The table below sets forth, as of December 30, 2006, selected information regarding our 62 corporate-owned stores. We own the facilities of 26 of these stores and lease the facilities of 36 of these stores.

	Number	Areas	Average
Banner	of Stores	of Operation	Square Feet

Econofoods	26	IA, IL, MN, SD, WI	35,886
Sun Mart	24	CO, MN, NE, ND	34,487
Family Thrift Center	4	SD	37,890
AVANZA	2	CO	29,339
Wholesale Food Outlet	2	CO, IA	31,570
Pick’n Save	2	OH	49,239
Food Bonanza	1	NE	23,211
Other Stores	1	MN	3,512

Total	62

The average square footage excludes the square footage associated with four Company-owned pharmacies. As of December 30, 2006, the aggregate square footage of our 62 retail grocery stores totaled 2,159,309 square feet.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Litigation

On December 19, 2005 and January 4, 2006, two purported class action lawsuits were filed against us and certain of our executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of Nash Finch common stock during the period from February 24, 2005, the date we announced an agreement to acquire two distribution divisions from Roundy’s, through October 20, 2005, the date we announced a downward revision to our earnings outlook for fiscal 2005. One of the complaints was voluntarily dismissed on March 3, 2006 and a consolidated complaint was filed on June 30, 2006. The consolidated complaint alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false statements regarding, among other things, the integration of the distribution divisions acquired from Roundy’s, the performance of our core businesses, our internal controls and our financial projections, so as to artificially inflate the price of our common stock. The defendants filed a joint motion to dismiss the consolidated complaint, which the Court has taken under advisement. We intend to vigorously defend against the consolidated complaint. No damages have been specified. We are unable to evaluate the likelihood of prevailing in this case at this early stage of the proceedings, but do not believe the eventual outcome will have a material impact on our financial position or results of operations.

Securities and Exchange Commission Inquiry

We voluntarily contacted the SEC to discuss the results of an internal review that focused on trading in our common stock by certain of our officers and directors. The Board of Directors conducted the internal review with the assistance of outside counsel following an informal inquiry from the SEC in November 2005 regarding such trading. We offered to provide certain documents, and the SEC accepted the offer. We will continue to fully cooperate with the SEC.

Other

We are also engaged from time to time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of February 26, 2007:

		Year First Elected
		or Appointed as an
Name	Age	Executive Officer	Title

Alec C. Covington	50	2006	President and Chief Executive Officer
Christopher A. Brown	44	2006	Executive Vice President, Food Distribution
Edward L. Brunot	43	2006	Senior Vice President, Military
Robert B. Dimond	45	2007	Chief Financial Officer, Executive Vice President and Treasurer
Kathleen M. Mahoney	52	2006	Senior Vice President, Secretary and General Counsel
Jeffrey E. Poore	48	2001	Executive Vice President, Supply Chain Management
Calvin S. Sihilling	57	2006	Executive Vice President and Chief Information Officer

There are no family relationships between or among any of our executive officers or directors. Our executive officers are elected by the Board of Directors for one-year terms after initial election, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors.

Alec C. Covington has been our President and Chief Executive Officer and a Director since May 2006. Mr. Covington served as President and Chief Executive Officer of Tree of Life, Inc., a marketer and distributor of natural and specialty foods, from February 2004 to May 2006, and for the same period as a member of the Executive Board of Tree of Life’s parent corporation, Royal Wessanen nv, a multi-national food corporation based in the Netherlands. From April 2001 to February 2004, he was Chief Executive Officer of AmeriCold Logistics, LLC, a provider of supply chain solutions in the consumer packaged goods industry. Prior to that time, Mr. Covington served as President of Richfood Inc., a regional food distributor.

Christopher A. Brown has served as our Executive Vice President, Food Distribution since November 2006. Prior to that time, he served for three years as CEO of SimonDelivers, Inc., a leading Minnesota-based online grocery delivery company. Prior to joining SimonDelivers, Mr. Brown was the Executive Vice President, Merchandising at Nash Finch from October 1999 to September 2003 and responsible for all merchandising, procurement, marketing, category management and advertising. During the nine years prior to serving Nash Finch, he held various management positions of increasing responsibility at Richfood Holdings, Inc. Mr. Brown holds a BSBA degree from Winona State University.

Edward L. Brunot has served as our Senior Vice President, Military since July 2006. Prior to coming to Nash Finch, Mr. Brunot’s extensive industry experience includes three years at AmeriCold Logistics, LLC where he most recently served as Senior Vice President, Operations. He also served as a Captain in the United States Army and is a graduate of the United States Military Academy, West Point.

Robert B. Dimond returned as our Executive Vice President, Chief Financial Officer and Treasurer in January 2007. He previously served as Chief Financial Officer and Senior Vice President of Wild Oats Markets, Inc., a leading national natural and organic foods retailer, from April 2005 to December 2006. From January 2005 through March 2005, Mr. Dimond served as Executive Vice President and Chief Financial Officer of The Penn Traffic Company, a food retailer in the eastern United States, in connection with its emergence from bankruptcy proceedings. Prior to that, he served as our Executive Vice President, Treasurer and Chief Financial Officer from May 2002 to November 2004 and as our Chief Financial Officer and Senior Vice President from September 2000 to May 2002. He previously served as Group Vice President and Chief Financial Officer for the western region of Kroger Company, a grocery retailer, from March 1999 to September 2000. From February 1992 until March 1999, he served as Group Vice President, Administration and Controller, for Smith’s Food & Drug Centers, Inc., a grocery retailer. Mr. Dimond holds a BS degree in accounting from the University of Utah and is a Certified Public Accountant.

Kathleen M. Mahoney has served as our Senior Vice President, Secretary and General Counsel since July 2006. Ms. Mahoney joined Nash Finch as Vice President, Deputy General Counsel in November of 2004, most recently as interim Secretary and General Counsel. Prior to working at Nash Finch, she was the Managing Partner in the St. Paul office of Larson King, LLP from July 2002 to November 2004. Previously, she spent 13 years with the law firm of Oppenheimer, Wolff & Donnelly, LLP, where she served in a number of capacities including Managing Partner of their St. Paul office, Chair of the Labor and Employment Practice Group and Chair of the EEO Committee. Ms. Mahoney also served as Special Assistant Attorney General in the Minnesota Attorney General’s office for six years. Ms. Mahoney earned her JD degree from Syracuse University College of Law and a BA from Keene State College.

Jeffrey E. Poore has served as our Executive Vice President, Supply Chain Management since July 2006. He previously served as our Senior Vice President, Military from July 2004 to July 2006 and as our Vice President, Distribution and Logistics from May 2001 to July 2004. Prior to joining Nash Finch, Mr. Poore served in various positions with Supervalu Inc., a food wholesaler and retailer, most recently as Vice President, Logistics from January 1999 to April 2001. Before that, Mr. Poore held various distribution and logistics roles with Computer Sciences Corporation, Hills Department Stores, Payless Shoe Stores and Payless Cashways. Mr. Poore holds a BA from Loyola Marymount University.

Calvin S. Sihilling has served as our Executive Vice President and Chief Information Officer since August 2006. Mr. Sihilling previously served as Chief Information Officer for AmeriCold Logistics from August 2001 to January 2006, where he was responsible for the oversight of Information Technology, Transportation, Project Support, and the National Service Center. Before that, Mr. Sihilling was CIO of the Eastern Region of Richfood Holdings, Inc. / SuperValu Inc. from August 1998 to August 2001. Prior to that, Mr. Sihilling held various leadership positions at such companies as Alex Lee, Inc., PepsiCo Food Systems, Dr. Pepper Company and Electronic Data Systems. Mr. Sihilling holds a BS from the Northrup Institute of Technology.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market and currently trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market, and the quarterly cash dividends paid per share of common stock. At February 26, 2007, there were 2,404 stockholders of record.

					Dividends
	2006		2005		Per Share
	High	Low	High	Low	2006	2005

First Quarter	$31.74	$24.99	$44.00	$35.27	$0.180	$0.135
Second Quarter	30.52	19.42	39.59	33.89	0.180	0.180
Third Quarter	24.86	19.56	43.90	36.40	0.180	0.180
Fourth Quarter	27.90	24.06	42.85	24.83	0.180	0.180

On February 27, 2007, the Nash Finch Board of Directors declared a cash dividend of $0.18 per common share, payable on March 30, 2007 to stockholders of record as of March 16, 2007.

The following table summarizes purchases of Nash Finch common stock by the trustee of the Nash Finch Company Deferred Compensation Plan’s Trust during the fourth quarter 2006. All such purchases reflect the reinvestment by the trustee of dividends paid during the fourth quarter of 2006 on shares of our common stock held in the Trust in accordance with the requirements of the trust agreement.

(d)
			(c)		Maximum Number
	(a)		Total Number of		(or Approximate
	Total	(b)	Shares Purchased		Dollar Value) of
	Number	Average Price	as Part of Publicly		Shares that may Yet
	of Shares	Paid per	Announced Plans		be Purchased Under
Period	Purchased	Share	or Programs		Plans or Programs

Period 11 (October 8 to November 4, 2006)	—		—		—
Period 12 (November 5 to December 2, 2006)	899	$26.10	(*	)	(*	)
Period 13 (December 3 to December 30, 2006)	—		—		—

Total	899	$26.10	(*	)	(*	)

(*)	The Nash Finch Company Deferred Compensation Plans Trust Agreement requires that dividends paid on Company common stock held in the Trust be reinvested in additional shares of such common stock.

ITEM 6.	SELECTED FINANCIAL DATA

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Summary of Operations
Five years ended December 30, 2006 (not covered by Independent Auditors’ Report)
(Dollar amounts in thousands except per share amounts)

	2006	2005 (1)	2004	2003	2002
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)

Sales	$4,631,629	4,555,507	3,897,074	3,971,502	3,874,672
Cost of sales	4,229,807	4,124,344	3,474,329	3,516,460	3,408,409

Gross profit	401,822	431,163	422,745	455,042	466,263
Selling, general and administrative	319,678	300,837	299,727	326,716	350,305
Gains on sale of real estate	(1,130)	(3,697)	(5,586)	(748)	(3,826)
Special charges	6,253	(1,296)	34,779	—	(765)
Goodwill impairment	26,419	—	—	—	—
Extinguishment of debt	—	—	7,204	—	—
Depreciation and amortization	41,451	43,721	40,241	42,412	39,988
Interest expense	26,644	24,732	27,181	34,729	30,429
Income tax expense	5,835	25,670	4,322	17,254	19,552

Earnings (loss) from continuing operations	(23,328)	41,196	14,877	34,679	30,580
Net earnings from discontinued operations	160	56	55	413	—
Cumulative effect of change in accounting principle, net of income tax (2)	169	—	—	—	(6,960)

Net earnings (loss)	$(22,999)	41,252	14,932	35,092	23,620

Basic earnings (loss) per share:
Continuing operations	$(1.74)	3.19	1.20	2.87	2.59
Discontinued operations	0.01	—	—	0.03	—
Cumulative effect of change in accounting principle (2)	0.01	—	—	—	(0.59)

Basic earnings (loss) per share	$(1.72)	3.19	1.20	2.90	2.00

Diluted earnings (loss) per share:
Continuing operations	$(1.74)	3.13	1.18	2.85	2.52
Discontinued operations	0.01	—	—	0.03	—
Cumulative effect of change in accounting principle (2)	0.01	—	—	—	—
Extraordinary change from early extinguishment of debt	—	—	—	—	(0.57)

Diluted earnings (loss) per share	$(1.72)	3.13	1.18	2.88	1.95

Cash dividends declared per common share	$0.72	0.675	0.54	0.36	0.36

Pretax earnings (loss) from continuing operations as a percent of sales	(0.38%)	1.47%	0.49%	1.31%	1.29%
Net earnings (loss) as a percent of sales	(0.50%)	0.91%	0.38%	0.88%	0.61%
Effective income tax rate	33.4%	38.4%	22.5%	33.2%	39.0%
Current assets	$457,053	512,207	400,587	415,810	468,281
Current liabilities	$278,222	325,859	280,162	284,752	309,256
Net working capital	$178,831	186,348	120,425	131,058	159,025
Ratio of current assets to current liabilities	1.64	1.57	1.43	1.46	1.51
Total assets	$954,303	1,077,424	815,628	886,352	947,922
Capital expenditures	$27,469	24,638	22,327	40,728	52,605
Long-term obligations (long-term debt and capitalized lease obligations)	$347,854	407,659	239,603	326,583	405,376
Stockholders’ equity	$294,380	322,578	273,928	256,457	221,479
Stockholders’ equity per share (3)	$21.95	24.22	21.64	21.10	18.44
Return on stockholders’ equity (4)	(7.92%)	12.77%	5.43%	13.52%	13.81%
Number of common stockholders of record at year-end	2,505	2,322	2,579	2,841	2,797
Common stock high price (5)	$31.74	44.00	38.66	24.70	33.18
Common stock low price (5)	$19.42	24.83	18.06	4.26	7.12

(1)	Information presented for fiscal 2005 reflects our acquisition on March 31, 2005 of the Lima and Westville distribution divisions of Roundy’s. More generally, discussion regarding the comparability of information presented in the table above or material uncertainties that could cause the selected financial data not to be indicative of future financial condition or results of operations can be found in Part 1, Item 1A. of this report, “Risk Factors,” Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this report in our Consolidated Financial Statements and notes thereto.

(2)	Effect of adoption of EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” in fiscal 2002 and adoption of SFAS No. 123(R), “Share-Based Payment- Revised 2004,” in fiscal 2006.

(3)	Based on outstanding shares at year-end.

(4)	Return based on continuing operations.

(5)	High and low closing sales price on NASDAQ.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the second largest publicly traded wholesale food distribution company in the United States. Our business consists of three primary operating segments: food distribution, military and food retailing.

In November 2006 we announced the launch of a new strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company, the new strategy focuses activities on specific retail formats, businesses and support services designed to delight consumers. The strategic plan encompasses several important elements:

•	Emphasis on a suite of retail formats designed to appeal to today’s consumers including everyday value, multicultural, urban, extreme value and upscale formats, as well as military commissaries and exchanges;

•	Strong, passionate businesses in key areas including perishables, health and wellness, center store, pharmacy and military supply, driven by the needs of each format;

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Retail support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, store brands, market research, retail store support, retail pricing and license agreement opportunities;

•	Store brand management dedicated to leveraging the strength of the Our Family brand as a regional brand through exceptional product development coupled with pricing and marketing support; and

•	Integrated shared services company-wide including IT support and infrastructure, accounting, finance, human resources and legal.

In addition, we may from time to time identify and evaluate acquisition opportunities in our food distribution and military segments, and to the extent we believe such opportunities present strategic benefits to those segments and can be achieved in a cost-effective manner, complete such acquisitions.

Our food distribution segment sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast regions of the United States. On March 31, 2005 we completed the purchase from Roundy’s of the net assets, including customer contracts, of two Roundy’s wholesale food distribution divisions and two retail stores. We believe the acquisition of these two divisions provides a valuable strategic opportunity for us to further leverage our existing relationships in the regions in which these divisions operate and to grow our food distribution business in a cost-effective manner. The costs of integrating these divisions had a temporary impact on margins, but have positioned us to benefit from the synergies inherent in this acquisition.

Our military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located primarily in the Mid-Atlantic region of the United States, and in Europe, Cuba, Puerto Rico, Egypt and the Azores. We are the largest distributor of grocery products to U.S. military commissaries and exchanges, with over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.

Our retail segment operated 62 corporate-owned stores primarily in the Upper Midwest as of December 30, 2006. Primarily due to intensely competitive conditions in which supercenters and other alternative formats compete for price conscious customers, same store sales in our retail business have declined since 2002, although the declines have moderated in more recent periods. As a result, we closed or sold 25 retail stores (18 of which were a part of the 2004 special charge) in 2004, nine retail stores in 2005 and 16 retail stores in 2006. We are taking and expect to take further initiatives of varying scope and duration with a view toward improving our response to and performance under these difficult competitive conditions. Our strategic initiatives are designed to provide steps to creating value within our organization. These steps include designing and reformatting our base of retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and additional goodwill impairment associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.

Results of Operations

The following discussion summarizes our operating results for fiscal 2006 compared to fiscal 2005 and fiscal 2005 compared to fiscal 2004.

Sales

The following tables summarize our sales activity for fiscal 2006, 2005 and 2004:

	2006			2005			2004
		Percent	Percent		Percent	Percent		Percent
Segment sales:	Sales	of Sales	Change	Sales	of Sales	Change	Sales	of Sales
	(In millions)

Food Distribution	$2,787.7	60.2%	4.4%	$2,669.3	58.6%	36.1%	$1,961.2	50.3%
Military	1,195.0	25.8%	3.3%	1,157.2	25.4%	3.1%	1,122.1	28.8%
Retail	648.9	14.0%	(11.0%)	729.0	16.0%	(10.4%)	813.8	20.9%

Total Sales	$4,631.6	100.0%	1.7%	$4,555.5	100.0%	16.9%	$3,897.1	100.0%

The increase in fiscal 2006 food distribution sales versus the same period in 2005 was due to the acquisition of the Lima and Westville divisions in the second quarter 2005, adding an estimated $185.7 million in sales to fiscal 2006 as compared to fiscal 2005. Apart from the impact of the acquisition, sales declined in fiscal 2006 due to slower growth in new accounts and customer attrition. In addition, sales to our existing customer base have also declined relative to 2005. The increase in food distribution sales in fiscal 2005 as compared to fiscal 2004 was primarily due to the acquisition of the Lima and Westville divisions, which added $630.0 million in sales, the majority of the total increase in sales over fiscal 2004. Excluding the impact of the acquisition, 2005 food distribution sales increased 4.0% over fiscal 2004, primarily related to new accounts.

Military segment sales were up 3.3% in fiscal 2006 as compared to fiscal 2005. The sales increase reflects increased product line offerings that have resulted in new sales volumes domestically. The increase in military segment sales in fiscal 2005 as compared to fiscal 2004 was largely due to increases in domestic commissary customer traffic. Domestic and overseas sales represented the following percentages of military segment sales:

	2006	2005	2004

Domestic	69.7%	68.6%	67.4%
Overseas	30.3%	31.4%	32.6%

The decrease in retail sales for fiscal 2006 is attributable to the closure or sale of 16 stores during fiscal 2006 and nine stores during fiscal 2005 (store closures accounted for $79.1 million of the $80.1 million drop in retail sales) and a decline in same store sales. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 1.8% for 2006 as compared to 2005. The decline in fiscal 2005 as compared to fiscal 2004 is due to the closure or sale of 25 stores in 2004 and nine stores in 2005 and a decline in same store sales of 4.1%, partially offset by the addition of two stores as part of the Roundy’s acquisition. These declines continue to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers. During fiscal 2006 and 2005, our corporate store count changed as follows:

	Fiscal Year	Fiscal Year
	2006	2005

Number of stores at beginning of year	78	85
Acquired stores	—	2
Closed or sold stores	(16)	(9)

Number of stores at end of year	62	78

Gross Profit

Gross profit for fiscal 2006 was 8.7% of sales compared to 9.5% for fiscal 2005 and 10.8% for fiscal 2004. The decline in gross profit as a percentage of sales (gross profit margin) during the 2004-2006 period was partially due to a higher percentage of sales in the food distribution and military segments as opposed to the retail segment, which historically has a higher gross profit margin. The decline in gross profit attributable to this shift in revenues was approximately 0.2% of sales in 2006 and 0.4% of sales in 2005. In addition, growth in our food distribution business has largely come from lower margin customers. We estimate that this shift in customer mix toward lower margin food distribution customers decreased our overall gross profit margins by 0.7% and 0.5% in 2006 and 2005, respectively. Included in cost of sales are inventory markdown and wind down costs related to retail store closings of $2.3 million, $1.0 million and $4.1 million in fiscal 2006, 2005 and 2004, respectively. The 2004 markdown and wind down costs include costs of $3.3 million associated with stores referred to in the “Special Charges” narrative below.

Selling, General and Administrative Expense

The following outlines selling, general and administrative expenses (SG&A) and the significant factors affecting SG&A:

	2006		2005		2004
		% of		% of		% of
	$	Sales	$	Sales	$	Sales
	(In millions except percentages)

SG&A	319.7	6.9%	300.8	6.6%	299.7	7.7%

Significant factors affecting SG&A:
Retail store impairments and lease costs on closed stores	7.5	0.2%	1.4	0.0%	0.1	0.0%
Charges related to food distribution customers	12.5	0.3%	2.0	0.0%	—	—
Severance costs	4.2	0.1%	—	—	—	—
Tradename impairment	2.0	0.0%	—	—	—	—
Vacation standardization	2.0	0.0%	—	—	—	—

Total significant factors affecting SG&A	28.2	0.6%	3.4	0.0%	0.1	0.0%

SG&A for fiscal 2006 was 6.9% of sales as compared to 6.6% of sales in fiscal 2005 and 7.7% of sales in fiscal 2004. A portion of the change in SG&A as a percentage of sales in the 2004-2006 period is reflected by the fact that our retail segment, which has higher SG&A than our food distribution and military segments (as a percentage of sales), represented a smaller percentage of our total sales in each of these periods. The decrease in SG&A attributable to this shift in revenues was approximately 0.4% of sales in 2006 and 0.8% of sales in 2005. Impairment charges and lease closure costs for retail stores that were either closed or whose carrying values were impaired due to increased competition within the stores’ respective market area were $7.5 million, $1.4 million and $0.1 million in fiscal 2006, 2005 and 2004, respectively.

Fiscal 2006 SG&A included $12.5 million of significant charges related to food distribution customers. A second quarter charge of $5.5 million reflected the impairment of certain retail properties and additional bad debt expense as a result of a customer’s bankruptcy. Charges of $7.0 million in the third and fourth quarter were necessary to increase lease reserves and bad debt provisions due to customers’ deteriorating financial condition. Other significant charges in fiscal 2006 SG&A included $4.2 million in executive severance costs, $2.0 million reflecting the impairment of the Fame tradename which was deemed to have no future value and $2.0 million to standardize vacation policies at various locations and ensure our vacation policy was competitive in the marketplace.

Gain on Sale of Real Estate

The gain on sale of real estate for fiscal 2006 was $1.1 million compared to $3.7 million for fiscal 2005 and $5.6 million for fiscal 2004. The gain on sale of real estate in all years was primarily related to the sale of unoccupied properties.

Special Charges

As previously discussed, we closed 18 retail stores at the end of the second quarter of fiscal 2004 and sought purchasers for our Denver area AVANZA retail stores. As a result of these actions, we recorded a special charge of $34.8 million which is reflected in the “Special charges” line within the consolidated statements of income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the retail store closures. The special charge included $22.6 million of impairment charges on long-lived assets, $11.6 million related to lease closure costs and $0.6 million in other closure costs.

During fiscal 2005, we decided to continue to operate the AVANZA retail stores and therefore recorded a reversal of $1.5 million of the special charge related to these stores because the assets of the stores were revalued at historical cost less depreciation during the time held-for-sale. Partially offsetting this reversal was a $0.2 million change in estimate for other property closure costs.

During fiscal 2006, we recorded $6.2 million of additional charges, $5.5 million to write off capitalized lease assets and $0.7 million to change estimates of lease commitments, related to three properties included in the 2004 special charge.

Goodwill Impairment

During fiscal 2006, we performed our annual impairment test of goodwill during the fourth quarter based on conditions as of the end of our third fiscal quarter in 2006 in accordance with SFAS 142. The test, using an undiscounted operating cash flow assumption, indicated an impairment of our retail segment goodwill. The resulting analysis of the discounted cash flows of the retail segment indicated an impairment necessitating a charge of $26.4 million to retail goodwill. No impairment was indicated or recorded in fiscal 2005 and fiscal 2004.

Depreciation and Amortization Expense

Depreciation and amortization expense for fiscal 2006 decreased by $2.3 million, or 5.2%, as compared to fiscal 2005. The decrease was primarily due to lower depreciation expense for software, fixtures and equipment and vehicles and reduced depreciation as a result of store closings offset by increased depreciation and amortization due to the purchase of the Lima and Westville divisions. Depreciation and amortization expense increased 8.6% during fiscal 2005 as compared to fiscal 2004 primarily due to increased depreciation and amortization expense related to the acquisition of the Lima and Westville divisions, including the amortization of a $34.6 million customer contract intangible, partially offset by the closure or sale of 34 retail stores during fiscal 2004 and fiscal 2005.

Interest Expense

Interest expense increased $1.9 million to $26.6 million in fiscal 2006 as compared to $24.7 million for fiscal 2005. The increase was largely due to an increase in our effective interest rate from 5.7% for fiscal 2005 to 6.2% for fiscal 2006 caused by rising interest rates on variable rate debt offset somewhat by the impact of interest rate swaps. Fiscal 2006 interest expense also included the payment of a $0.5 million fee to amend covenants on our senior secured credit facility. Average borrowing levels decreased slightly from $407.2 million for fiscal 2005 to $404.2 million for fiscal 2006.

Interest expense decreased $2.4 million to $24.7 million in fiscal 2005 as compared to $27.2 million for fiscal 2004, primarily due to a decrease in the effective interest rate from 8.2% for fiscal 2004 to 5.7% for fiscal 2005 caused by changes in the composition of our debt as discussed in the “Liquidity and Capital Resources” section below and the impact of interest rate swaps. The effect of the decrease in our effective rate was partially offset by an increase in the average borrowing levels from $314.6 million for fiscal 2004 to $407.2 million for fiscal 2005 and by the payment of a $0.8 million bridge loan fee during the second quarter of 2005 in connection with arrangement of our financing for the acquisition of the Lima and Westville divisions.

Income Tax Expense

The effective tax rate for income from continuing operations in fiscal 2006 was 33.4% compared to 38.4% for fiscal 2005 and 22.5% for fiscal 2004. The effective tax rate for fiscal 2006 was impacted by non-deductible goodwill charges, which are added back to the pre-tax loss from continuing operations to arrive at taxable income. In fiscal 2006, we increased tax reserves by $1.7 million. During fiscal years 2005 and 2004, we reversed previously established income tax reserves of $1.1 million and $3.3 million, respectively, primarily due to the resolution of various federal and state tax issues and statute expirations.

Refer to the tax rate table in Part II, Item 8 of this report under Note (9) — “Income Taxes” of Notes to the Consolidated Financial Statements for the comparative components of these rates.

Discontinued Operations

Earnings from discontinued operations of $0.3 million in fiscal 2006 and $0.1 million in fiscal 2005 and 2004 was a result of the resolution of a contingency associated with the sale of our Nash De-Camp produce growing and marketing subsidiary in fiscal 1999.

Net Earnings

Net earnings for fiscal 2006 were a loss of $23.0 million, or $1.72 per diluted share, compared to net earnings of $41.3 million, or $3.13 per diluted share, for fiscal 2005, and $14.9 million, or $1.18 per diluted share, for fiscal 2004. Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results.

Some of the more significant of these events are summarized as follows (items affecting earnings are shown net of tax):

	Fiscal 2006			Fiscal 2005		Fiscal 2004
			Diluted		Diluted		Diluted
	$000’s		EPS	$000’s	EPS	$000’s	EPS

Net earnings (loss) from continuing operations as reported		$(23,328)	(1.74)	41,196	3.13	14,877	1.18

Items affecting earnings	$
Bridge loan fee		—	—	457	0.03	—	—
Call premium for early redemption of senior subordinated notes		—	—	—	—	2,819	0.22
Write-off of unamortized finance costs and original issuance discount on credit facility and senior subordinated notes		—	—	—	—	1,525	0.12
Debt amendment fees		331	0.02	—	—	—	—
Special charges		3,821	0.29	(791)	(0.06)	20,950	1.66
Store closure cost reflected in operations (Q2 2004)		—	—	—	—	2,009	0.16
Goodwill impairment		25,744	1.92	—	—	—	—
Charges related to food distribution customers		7,641	0.57	1,190	0.09	—	—
Retail store impairments and lease costs on closed stores		4,552	0.34	890	0.07	81	.01
Inventory markdown and wind down costs related to retail store closings		1,384	0.10	613	0.05	476	.04
Severance costs		2,585	0.19	—	—	—	—
Tradename impairment		1,229	0.10	—	—	—	—
Vacation standardization		1,208	0.09	—	—	—	—
Additions to tax reserves or reversal of previously established tax reserves		1,688	0.13	(1,076)	(0.08)	(3,300)	(0.27)

Total items affecting earnings		$50,183	3.75	1,283	0.10	24,560	1.94

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

The following table summarizes our cash flow activity for fiscal 2006, 2005 and 2004 and should be read in conjunction with the Consolidated Statements of Cash Flows:

	2006	2005	2004
	(In thousands)

Net cash provided by operating activities	$90,135	61,317	101,894
Net cash used in investing activities	(24,509)	(230,680)	(8,280)
Net cash provided by (used in) financing activities	(65,925)	165,591	(101,342)

Net change in cash and cash equivalents	$(299)	(3,772)	(7,728)

Operating cash flows were $90.1 million for fiscal 2006, an increase of $28.8 million from $61.3 million for fiscal 2005. The primary reason for the increase in operating cash flows for fiscal 2006 as compared to fiscal 2005 was a decrease of $44.6 million in inventories during fiscal 2006 as compared to an increase of $31.3 million in inventories in fiscal 2005. The decrease in fiscal 2006 inventories was due to progress made in our distribution business rationalization and integration of the Lima and Westville distribution centers acquired from Roundy’s, decreased retail inventories as a result of the sale or closure of 16 stores in fiscal 2006 and increased focus on managing inventory levels. Operating cash flows were $61.3 million for fiscal 2005, a decrease of $40.6 million from $101.9 million from fiscal 2004. The primary reason for the decrease in operating cash flows in fiscal 2005 as compared to fiscal 2004 was an increase of $31.3 million in inventories primarily due to new military business and the integration of the Westville and Lima divisions.

Cash used for investing activities was $24.5 million in fiscal 2006 primarily used for additions of property, plant and equipment. Cash used for investing activities increased by $222.4 in fiscal 2005 compared to fiscal 2004, primarily because of the $226.4 million used for the acquisition of the Lima and Westville divisions.

Cash used by financing activities was $65.9 million for fiscal 2006 as $57.7 million was used to pay down the revolving debt and other long-term debt. Financing activities for fiscal 2005 primarily included proceeds from the private placement of $150.1 million in convertible notes and net receipts from revolving debt of $30.6 million to finance the acquisition of the Westville and Lima divisions. Cash used for financing in fiscal 2004 reflected early extinguishment of the $165 million principal balance on our 8.5% Senior Subordinated Notes, using proceeds from our senior secured bank credit facility described below, as well as amounts used to pay down our revolving credit facility during the year. At December 30, 2006, credit availability under the senior secured credit facility was $106.5 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of December 30, 2006, and the expected timing of cash payments related to such obligations in future periods:

	Amount Committed by Period
	Total
	Amount	Fiscal	Fiscal	Fiscal
Contractual Cash Obligations:	Committed	2007	2008-2009	2010-2011	Thereafter
	(In thousands)

Long-Term Debt(1)	$314,618	633	1,144	161,298	151,543
Interest on Long-Term Debt(2)	254,670	18,216	36,332	21,747	178,375
Capital Lease Obligations(3)(4)	62,365	7,154	14,170	11,773	29,268
Operating Leases(3)	134,044	23,932	41,557	30,730	37,825
Benefit Obligations(5)	27,963	3,048	5,875	5,338	13,702
Purchase Obligations(6)	74,962	42,014	31,248	1,700	—

Total	$868,622	94,997	130,326	232,586	410,713

(1)	Refer to Part II, Item 8 in this report under Note (7) — “Long-term Debt and Bank Credit Facilities” in Notes to Consolidated Financial Statements and to the discussion of covenant compliance below for additional information regarding long-term debt.

(2)	The interest on long-term debt for fiscal 2035 reflects our Senior Subordinated Convertible Debt accreted interest for fiscal 2013 through 2035, should the convertible debt remain outstanding until maturity. Interest payments assume debt is held to maturity. For variable rate debt the current interest rates applicable as of December 30, 2006 were assumed for the remainder of the term.

(3)	Lease obligations primarily relate to store locations for our retail segment, as well as store locations subleased to independent food distribution customers. A discussion of lease commitments can be found in

Part II, Item 8 in this report under Note (12) — “Leases” in Notes to Consolidated Financial Statements and under the caption “Lease Commitments” under “Critical Accounting Policies,” below.

(4)	Includes amounts classified as imputed interest.

(5)	Our benefit obligations include obligations related to sponsored defined benefit pension and post-retirement benefit plans. For a further discussion see Part II, Item 8 in this report under Note (17) — “Pension and Other Post-retirement Benefits.”

(6)	The majority of our purchase obligations involve purchase orders made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. Any amounts for which we are liable under purchase orders are reflected in our consolidated balance sheet as accounts payable upon shipment of the underlying product. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services. The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase to earn $1.8 million in upfront contract monies received. Should we not be able to fulfill these purchase obligations, we would be only obligated to pay back the unearned upfront contract monies.

We have also made certain commercial commitments that extend beyond 2007. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of December 30, 2006:

		Commitment Expiration per Period
	Total
Other Commercial	Amounts	Less than			Over 5
Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)

Standby Letters of Credit(1)	$18,453	18,453	—	—	—
Guarantees(2)	29,460	225	6,184	5,710	17,341

Total Other Commercial Commitments	$47,913	18,678	6,184	5,710	17,341

(1)	Letters of credit relate primarily to supporting workers’ compensation obligations and are renewable annually.

(2)	Refer to Part II, Item 8 of this report under Note (13) — “Concentration of Credit Risk” of Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” under “Critical Accounting Policies,” below, for additional information regarding debt guarantees, lease guarantees and assigned leases.

Senior Secured Credit Facility

Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be used for loans, and up to $40.0 million of which may be used for letters of credit, and a $160.0 million Term Loan B. The Term Loan B portion of the facility was $175 million as of December 31, 2005 of which $15.0 million has been permanently paid down. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin spreads and the commitment commission are reset quarterly based on changes to our total leverage ratio defined by the applicable credit agreement. At December 30, 2006 and December 31, 2005 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively, and the commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. The credit facility requires us to hedge a certain portion of such borrowings through the use of interest rate swaps, as we have done historically. At December 30, 2006, credit availability under the senior secured credit facility was $106.5 million.

On February 22, 2005, we entered into a First Amendment to our credit facility permitting us to enter into the asset purchase agreement with Roundy’s and to close and finance the acquisition of the Lima and Westville divisions.

On November 28, 2006 we entered into a Second Amendment to our credit facility which changed the existing total leverage ratio covenant and increased the margin spread whenever the total leverage ratio covenant exceeds to 2.50:1.00.

Our senior secured credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs. The credit agreement governing the credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage. These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs, asset impairments and share-based compensation), less cash payments made during the current period on certain non-cash charges recorded in prior periods. In addition, for purposes of determining compliance with prescribed leverage ratios and adjustments in the credit facility’s margin spread and commitment commission, Consolidated EBITDA is calculated on a pro forma basis that takes into account all permitted acquisitions, such as the acquisition of the Lima and Westville divisions, that have occurred since the beginning of the relevant four quarter computation period. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants. In addition, the credit agreement requires us to maintain predetermined ratio levels related to working capital coverage (the ratio of the sum of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus up to $60 million of additional secured indebtedness permitted to be issued under the new credit agreement).

The financial covenants specified in the credit agreement, as amended, vary over the term of the credit agreement and can be summarized as follows:

For The Fiscal
Periods Ending
Financial Covenants	Closest to	Required Ratio

Interest Coverage Ratio	12/31/04 through 9/30/07 12/31/07 and thereafter	3.50:1.00 (minimum) 4.00:1.00
Total Leverage Ratio	12/31/04 through 9/30/06 12/31/06 through 3/31/07 6/30/07 through 9/30/07 12/31/07 and thereafter	3.50:1.00 (maximum) 3.75:1.00 3.50:1.00 3.00:1.00
Senior Secured Leverage Ratio	12/31/04 through 9/30/06 12/31/06 through 9/30/07 12/31/07 and thereafter	2.75:1.00 (maximum) 2.50:1.00 2.25:1.00
Working Capital Ratio	12/31/04 through 9/30/05 12/31/05 through 9/30/08 Thereafter	1.50:1.00 (minimum) 1.75:1.00 2.00:1.00

As of December 30, 2006, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio		Actual Ratio

Interest Coverage Ratio(1)	3.50:1.00 (minimum	)	3.95:1.00
Total Leverage Ratio(2)	3.75:1.00 (maximum	)	3.42:1.00
Senior Secured Leverage Ratio(3)	2.50:1.00 (maximum	)	1.56:1.00
Working Capital Ratio(4)	1.75:1.00 (minimum	)	2.71:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.

Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement. The following is a summary of the calculation of Consolidated EBITDA for fiscal 2006, 2005 and 2004 (amounts in thousands):

	2006
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings (loss) from continuing operations before income taxes	$6,314	7,733	(6,287)	(25,253)	(17,493)
Interest expense	6,067	6,120	7,906	6,551	26,644
Depreciation and amortization	9,702	9,617	12,685	9,447	41,451
LIFO charge (benefit)	462	461	1,590	117	2,630
Closed store lease costs	902	1,327	4,455	2,675	9,359
Goodwill impairment	—	—	—	26,419	26,419
Asset impairments	1,547	3,247	2,522	4,127	11,443
Losses (gains) on sale of real estate	33	(1,225)	25	37	(1,130)
Share-based compensation(a)	(187)	634	233	486	1,166
Subsequent cash payments on non-cash charges	(808)	(656)	(1,862)	(686)	(4,012)
Special Charges	—	—	6,253	—	6,253

Total Consolidated EBITDA	$24,032	27,258	27,520	23,920	102,730

	2005
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings from continuing operations before income taxes	$11,361	16,041	18,100	21,364	66,866
Interest expense	4,187	6,578	7,919	6,048	24,732
Depreciation and amortization	8,374	10,614	14,357	10,376	43,721
LIFO charge (benefit)	577	828	(229)	(452)	724
Closed store lease costs	178	—	216	(191)	203
Asset impairments	458	2,089	1,772	851	5,170
Gains on sale of real estate	—	(541)	(556)	(2,600)	(3,697)
Share-based compensation(a)	680	536	488	14	1,718
Subsequent cash payments on non-cash charges	(1,375)	(652)	(752)	(2,690)	(5,469)
Special charges	—	(1,296)	—	—	(1,296)

Total Consolidated EBITDA	$24,440	34,197	41,315	32,720	132,672

	2004
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings (loss) from continuing operations before income taxes	$7,757	(25,639)	22,620	14,461	19,199
Interest expense	6,706	6,677	8,429	5,369	27,181
Depreciation and amortization	10,156	9,800	11,615	8,670	40,241
LIFO charge (benefit)	392	783	1,043	1,307	3,525
Closed store lease costs	(129)	1,146	643	3,211	4,871
Asset impairments	—	—	—	853	853
Gains on sale of real estate	(82)	(14)	(3,317)	(2,173)	(5,586)
Share-based compensation(a)	392	142	154	157	845
Subsequent cash payments on non-cash charges	(565)	(625)	(1,633)	(693)	(3,516)
Extinguishment of debt	—	—	—	7,204	7,204
Special charges	—	36,494	—	(1,715)	34,779

Total Consolidated EBITDA	$24,627	28,764	39,554	36,651	129,596

(a)	The calculation of EBITDA has been revised for all periods presented to include an adjustment for non-cash share-based compensation.

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

The notes will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.4164 shares (initially 9.132 shares) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $49.50 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or a combination of both, at our option.

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

In connection with the closing of the sale of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. In accordance with that agreement, we filed with the Securities and Exchange Commission on July 13, 2005 a shelf registration statement covering the resale by security holders of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was declared effective by the Securities and Exchange Commission on October 5, 2005.

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

Debt Obligations Generally

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of December 30, 2006:

	Fixed Rate			Variable Rate
	Fair Value	Amount	Rate	Fair Value	Amount	Rate
	(In thousands)

2007		$633	6.3%		—	—
2008		549	6.0%		—	—
2009		595	6.0%		—	—
2010		628	6.0%		$160,000	7.9%
2011		670	6.0%		—	—
Thereafter		151,543	3.5%		—	—

	$140,461	$154,618		$160,000	$160,000

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

The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in our consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of accumulated other comprehensive income. Deferred gains and losses are recognized as an adjustment to expense in the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in the results of operations.

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Interest rate swap agreements outstanding at December 30, 2006 and December 31, 2005 and their fair values are summarized as follows:

	December 30, 2006	December 31, 2005
	(In thousands, except percentages)

Notional amount (pay fixed/receive variable)	$90,000	185,000
Fair value asset	756	860
Average receive rate for effective swaps	5.4%	4.4%
Average pay rate for effective swaps	4.4%	4.2%

All of the interest rate swap agreements outstanding at December 30, 2006 will expire in fiscal 2007 and the fair value gains reported in other comprehensive income will be reclassed into income as they expire.

The Company uses commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with the Company making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. At December 30, 2006, the Company had no outstanding commodity swap agreements.

The fair market value of the commodity swaps totaled $1.5 million as of December 31, 2005. All of the commodity swaps expired in fiscal 2006.

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

Lease Commitments.  We have historically leased store sites for sublease to qualified independent retailers at rates that are at least as high as the rent paid by us. Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy. We also lease store sites for our retail segment. Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management. Our reserves for such properties can be materially affected by factors such as the extent of interested sub-lessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, general economic conditions and the demand for commercial property. Should the number of defaults by sub-lessees or corporate store closures materially increase, the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows. Refer to Part II, Item 8 of this report under Note (12) — “Leases” of Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

Guarantees of Debt and Lease Obligations of Others.  We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($8.0 million as of December 30, 2006), which would be due in accordance with the underlying agreements. All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (FIN 45). We have also assigned various leases to certain food distribution customers and other third parties. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be approximately $13.4 million as of December 30, 2006. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts — Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note (13) — “Concentration of Credit Risk” for more information regarding customer exposure and credit risk.

Impairment of Long-lived Assets

Property, plant and equipment are tested for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating future sales and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Estimates of future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We generally determine fair value by discounting expected future cash flows at the rate we utilize to evaluate potential investments.

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

Goodwill

Goodwill for each of our reporting units is tested for impairment in accordance with SFAS 142 “Goodwill and Other Intangible Assets” annually and/or when factors indicating impairment are present. Fair value is determined primarily based on valuation studies performed by us, which utilize a discounted cash flow methodology. Valuation analysis requires significant judgments and estimates to be made by management. Our estimates could be materially impacted by factors such as competitive forces, customer behaviors, changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on financial condition and operating results and impairment of the goodwill.

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

We establish reserves for income tax contingencies when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending those positions. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest and penalties. These reserves relate to various tax years subject to audit by taxing authorities. We believe that our current reserves are adequate, and reflect the most probable outcome of known tax contingencies. However, the ultimate outcome may differ from our estimates and assumptions and could impact the income tax expense reflected in our consolidated statements of income.

Reserves for Self Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker’s compensation, general and automobile liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. A 100 basis point change in discount rates would increase our liability by approximately $0.2 million

Vendor Allowances and Credits

As is common in our industry, we use a third party service to undertake accounts payable audits on an ongoing basis. These audits examine vendor allowances offered to us during a given year as well as cash discounts, freight allowances and duplicate payments and establish a basis for us to recover overpayments made to vendors. We reduce future payments to vendors based on the results of these audits, at which time we also establish reserves for commissions payable to the third party service provider as well as for amounts that may not be collected. We also establish reserves for future repayments to vendors for disputed payment deductions related to accounts payable audits, promotional allowances and other items. Although our estimates of reserves do not anticipate changes in our historical payback rates, such changes could have a material impact on our currently recorded reserves.

Share-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised 2004,” using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. SFAS 123(R) requires forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Significant judgment is required in selecting the assumptions used for estimating fair value of share-based compensation as well estimating forfeiture rates. Further, any awards with performance conditions that can affect vesting also add additional judgment in determining the amount expected to vest. There can be significant volatility in many of our assumptions and therefore our estimates of fair value, forfeitures, etc. are sensitive to changes in these assumptions.

New Accounting Standards

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment- Revised 2004,” using the modified prospective transition method as described in Part II, Item 8, Note 10.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of the Company’s fiscal year 2007). We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. FASB 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of FASB 157 will have little or no impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. On December 30, 2006 we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on our financial condition at December 30, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on our consolidated financial condition at December 31, 2005 or January 1, 2005. SFAS 158’s provisions regarding the change in measurement date of postretirement plans are not applicable as we already use a measurement date that corresponds with our year-end for our pension plan. See Part II, Item 8, Note 17 for further discussion on the effect of adopting SFAS 158 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding, and derivatives employed from time to time to manage our exposure to changes in interest rates and diesel fuel prices. We do not use financial instruments or derivatives for any trading or other speculative purposes.

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. Refer to Part II, Item 8 of this report under Note 6 — “Accounts and Notes Receivable” in Notes to Consolidated Financial Statements for more information. See disclosures set forth under Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The table below provides information about our financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate swap agreements. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swap agreements, the table presents the estimate of the differential between interest payable and interest receivable under the swap agreements implied by the yield curve utilized to compute the fair value of the interest rate swaps.

	Summary of Financial Instruments
	December 30,
	2006
	Fair		Aggregate Payments by Fiscal Year
	Value	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions, except rates)

Debt with variable interest rate:
Principal payable	$160.0	160.0	—	—	—	160.0	—	—
Average variable rate payable		7.9%				7.9%
Debt with fixed interest rates: Principal payable	$140.5	154.6	0.6	0.6	0.6	0.6	0.7	151.5
Average fixed rate payable		3.5%	6.3%	6.0%	6.0%	6.0%	6.0%	3.5%
Fixed to variable interest rate swaps amount receivable:	$0.8	0.8	0.8	—	—	—	—	—
Average variable rate payable		4.4%	4.4%
Average fixed rate payable		5.4%	5.4%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company

We have audited the accompanying consolidated balance sheets of Nash-Finch Company and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule referenced in Part IV, Item 15(2) of this report. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash-Finch Company and subsidiaries at December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nash-Finch Company’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

As discussed in Note 10 of the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.  123(R), “Share-Based Payment — Revised 2004” in the fiscal year ending December 30, 2006.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2007

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

Fiscal years ended December 30, 2006,
December 31, 2005 and January 1, 2005	2006	2005	2004

Sales	$4,631,629	4,555,507	3,897,074
Cost of sales	4,229,807	4,124,344	3,474,329

Gross profit	401,822	431,163	422,745

Other costs and expenses:
Selling, general and administrative	319,678	300,837	299,727
Gains on sale of real estate	(1,130)	(3,697)	(5,586)
Special charges	6,253	(1,296)	34,779
Goodwill impairment	26,419	—	—
Extinguishment of debt	—	—	7,204
Depreciation and amortization	41,451	43,721	40,241
Interest expense	26,644	24,732	27,181

Total other cost and expenses	419,315	364,297	403,546

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(17,493)	66,866	19,199
Income tax expense	5,835	25,670	4,322

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	(23,328)	41,196	14,877
Earnings from discontinued operations, net of income tax expense of $102, $36 and $36 in 2006, 2005 and 2004, respectively	160	56	55
Cumulative effect of a change in accounting principle, net of income tax expense of $119 in 2006	169	—	—

Net earnings (loss)	$(22,999)	41,252	14,932

Basic earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$(1.74)	3.19	1.20
Discontinued operations, net of income tax expense	0.01	—	—
Cumulative effect of a change in accounting principle, net of income tax expense	0.01	—	—

Net earnings (loss) per share	$(1.72)	3.19	1.20

Diluted earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$(1.74)	3.13	1.18
Discontinued operations, net of income tax expense	0.01	—	—
Cumulative effect of a change in accounting principle, net of income tax expense	0.01	—	—

Net earnings (loss) per share	$(1.72)	3.13	1.18

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$958	1,257
Accounts and notes receivable, net	186,833	195,367
Inventories	241,875	289,123
Prepaid expenses and other	15,445	16,984
Deferred tax assets	11,942	9,476

Total current assets	457,053	512,207
Notes receivable, net	13,167	16,299
Property, plant and equipment:
Land	16,924	18,107
Buildings and improvements	194,793	193,181
Furniture, fixtures and equipment	311,280	311,778
Leasehold improvements	65,197	65,451
Construction in progress	1,148	1,876
Assets under capitalized leases	31,213	40,171

	620,555	630,564
Less accumulated depreciation and amortization	(400,750)	(387,857)

Net property, plant and equipment	219,805	242,707
Goodwill	215,174	244,471
Customer contracts & relationships, net	32,141	35,619
Investment in direct financing leases	6,143	9,920
Deferred tax asset, net	—	1,667
Other assets	10,820	14,534

Total assets	$954,303	1,077,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Outstanding checks	$13,335	10,787
Current maturities of long-term debt and capitalized lease obligations	3,776	5,022
Accounts payable	196,168	217,368
Accrued expenses	64,747	83,539
Income taxes payable	196	9,143

Total current liabilities	278,222	325,859
Long-term debt	313,985	370,248
Capitalized lease obligations	33,869	37,411
Deferred tax liability, net	4,214	—
Other liabilities	29,633	21,328
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value
Authorized 500 shares ; none issued	—	—
Common stock of $1.66 2/3 par value
Authorized 50,000 shares, issued 13,409 and 13,317 shares, respectively	22,348	22,195
Additional paid-in capital	53,697	49,430
Restricted stock	—	(78)
Common stock held in trust	(2,051)	(1,882)
Deferred compensation obligations	2,051	1,882
Accumulated other comprehensive income	(4,582)	(4,912)
Retained earnings	223,416	256,149

	294,879	322,784
Less cost of 21 and 11 shares of common stock in treasury, respectively	(499)	(206)

Total stockholders’ equity	294,380	322,578

Total liabilities and stockholders’ equity	$954,303	1,077,424

See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	2006	2005	2004

Operating activities:
Net earnings (loss)	$(22,999)	41,252	14,932
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Special charges — non cash portion	6,253	(1,296)	34,779
Impairment of retail goodwill	26,419	—	—
Discontinued operations	(262)	(92)	(91)
Extinguishment of debt	—	—	2,530
Depreciation and amortization	41,451	43,721	40,241
Amortization of deferred financing costs	823	821	1,115
Amortization of rebatable loans	3,926	2,595	2,392
Provision for bad debts	5,600	4,851	4,220
Provision for lease reserves	7,042	(1,572)	2,827
Deferred income tax expense	3,417	711	(12,487)
Gain on sale of real estate and other	(1,881)	(4,505)	(6,001)
LIFO charge	2,630	724	3,525
Asset impairments	11,443	5,170	853
Share-based compensation	1,166	1,718	845
Cumulative effect of a change in accounting principle	(288)	—	—
Deferred compensation	(226)	918	(276)
Other	(1,192)	2,542	1,832
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	5,889	(5,522)	(11,270)
Inventories	44,619	(31,295)	19,421
Prepaid expenses	3,128	(1,202)	(388)
Accounts payable	(21,729)	(1,298)	13,617
Accrued expenses	(10,564)	6,368	(17,780)
Income taxes payable	(10,536)	(1,677)	206
Other assets and liabilities	(3,994)	(1,615)	6,852

Net cash provided by operating activities	90,135	61,317	101,894

Investing activities:
Disposal of property, plant and equipment	6,333	16,346	17,136
Additions to property, plant and equipment	(27,469)	(24,638)	(22,327)
Business acquired, net of cash	—	(226,351)	—
Loans to customers	(5,767)	(3,086)	(4,364)
Payments from customers on loans	2,165	7,797	2,916
Purchase of marketable securities	(233)	(2,112)	(2,610)
Sale of marketable securities	921	2,927	1,113
Corporate owned life insurance, net	(320)	(1,707)	—
Other	(139)	144	(144)

Net cash used in investing activities	(24,509)	(230,680)	(8,280)

Financing activities:
Proceeds (payments) of revolving debt	(41,600)	30,600	14,674
Dividends paid	(9,611)	(8,779)	(6,673)
Proceeds from exercise of stock options	680	11,686	5,380
Proceeds from employee stock purchase plan	502	567	654
Proceeds from long-term debt	—	150,087	175,000
Payments of long-term debt	(16,104)	(10,425)	(268,047)
Payments of capitalized lease obligations	(2,901)	(2,623)	(2,515)
Increase (decrease) in outstanding checks	2,549	(557)	(12,006)
Premium paid for early extinguishment of debt	—	—	(4,674)
Payments of deferred financing costs	—	(4,965)	(3,135)
Tax benefit from exercise of stock options	68	—	—
Other	492	—	—

Net cash provided by (used in) financing activities	(65,925)	165,591	(101,342)

Net decrease in cash	(299)	(3,772)	(7,728)
Cash at beginning of year	1,257	5,029	12,757

Cash at end of year	$958	1,257	5,029

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Acquisition of minority interest	$—	21	—

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY

Consolidated Statements of Stockholder’s Equity
(In thousands, except per share amounts)

					Accumulated Other
					comprehensive income (loss)
					Pension and	Unrealized	Deferred
			Additional		Other Post-	(Loss) Gain on	(Loss)/Gain
Fiscal years ended December 30, 2006	Common Stock		Paid-in	Retained	Retirement	Marketable	on Hedging
December 31, 2005 and January 1, 2005	Shares	Amount	Capital	Earnings	Benefits	Securities	Activities

Balance at January 3, 2004	12,152	$20,255	$27,995	$215,417	$(4,778)	$—	$(1,192)

Net earnings	—	—	—	14,932	—	—	—
Other comprehensive income
Deferred gain on hedging activities, net of tax of $758	—	—	—	—	—	—	1,186
Unrealized gains (losses) on investments in rabbi trust, net of tax of $56	—	—	—	—	—	87	—
Minimum pension liability adjustment, net of tax benefit of $369	—	—	—	—	(565)	—	—
Comprehensive income	—	—	—	—	—	—	—
Dividends declared of $.54 share	—	—	—	(6,673)	—	—	—
Treasury stock issued upon exercise of options	—	—	(167)	—	—	—	—
Common stock issued upon exercise of options	347	579	4,605	—	—	—	—
Common stock issued for employee stock purchase plan	40	66	587	—	—	—	—
Common stock issued to a rabbi trust	118	196	(196)	—	—	—	—
Tax benefit associated with compensation plans	—	—	1,714	—	—	—	—
Amortized compensation under restricted stock plan	—	—	—	—	—	—	—
Share-based compensation	—	—	340	—	—	—	—
Forfeiture of restricted stock issued pursuant to performance awards	—	—	(30)	—	—	—	—

Balance at January 1, 2005	12,657	$21,096	34,848	223,676	(5,343)	87	(6)

Net earnings	—	—	—	41,252	—	—	—
Other comprehensive income
Deferred gain on hedging activities, net of tax of $918	—	—	—	—	—	—	1,436
Unrealized gains (losses) on investments in rabbi trust, net of tax benefit of $56	—	—	—	—	—	(87)	—
Minimum pension liability adjustment, net of tax benefit of $619	—	—	—	—	(999)	—	—
Comprehensive income	—	—	—	—	—	—	—
Dividends declared of $.675 per share	—	—	—	(8,779)	—	—	—
Common stock issued upon exercise of options	633	1,054	10,631	—	—	—	—
Common stock issued for employee purchase plan	22	38	529	—	—	—	—
Common stock issued to a rabbi trust	4	6	(6)	—	—	—	—
Tax benefit associated with compensation plans	—	—	3,119	—	—	—	—
Amortized compensation under restricted stock plan	—	—	—	—	—	—	—
Share-based compensation	1	1	309	—	—	—	—

Balance at December 31, 2005	13,317	22,195	49,430	256,149	(6,342)	—	1,430

Net loss	—	—	—	(22,999)	—	—	—
Other comprehensive income
Deferred loss on hedging activities, net of tax of $619	—	—	—	—	—	—	(969)
Minimum pension liability adjustment, net of tax of $271	—	—	—	—	424	—	—
Comprehensive loss	—	—	—	—	—	—	—
Adjustment to initially apply SFAS Statement No. 158, net of tax of $559	—	—	—	—	875	—	—
Dividends declared of $.72 per share	—	—	—	(9,611)	—	—	—
Share-based compensation	1	1	2,679	(123)	—	—	—
Common stock issued upon exercise of options	35	59	621	—	—	—	—
Common stock issued for employee purchase plan	25	42	460	—	—	—	—
Common stock issued for performance units	27	45	445	—	—	—	—
Common stock issued to a rabbi trust	4	6	(6)	—	—	—	—
Tax benefit associated with compensation plans	—	—	68	—	—	—	—
Amortized compensation under restricted plan	—	—	—	—	—	—	—
Forfeiture of restricted stock	—	—	—	—	—	—	—

Balance at December 30, 2006	13,409	$22,348	$53,697	$223,416	$(5,043)	$—	$461

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY

Consolidated Statements of Stockholder’s Equity — (Continued)
(In thousands, except per share amounts)

		Deferred	Common stock				Total
Fiscal years ended December 31, 2005	Restricted	Compensation	Held in a Trust		Treasury Stock		Stockholder’s
December 31, 2005 and January 1, 2005	Stock	Obligation	Shares	Amount	Shares	Amount	Equity

Balance at January 3, 2004	$(475)	$—	—	$—	(35)	$(765)	$256,457

Net earnings	—	—	—	—	—	—	14,932
Other comprehensive income
Deferred gain on hedging activities, net of tax of $758	—	—	—	—	—	—	1,186
Unrealized gains (losses) on investments in rabbi trust, net of tax of $56	—	—	—	—	—	—	87
Minimum pension liability adjustment, net of tax benefit of $369	—	—	—	—	—	—	(565)

Comprehensive income	—	—	—	—	—	—	15,640
Dividend declared of $.54 share	—	—	—	—	—	—	(6,673)
Treasury stock issued upon exercise of options	—	—	—	—	17	362	195
Common stock issued upon exercise of options	—	—	—	—	—	—	5,184
Common stock issued for employee stock purchase plan	—	—	—	—	—	—	653
Common stock issued to a rabbi trust	—	1,652	(118)	(1,652)	—	—	—
Tax benefit associated with compensation plans	—	—	—	—	—	—	1,714
Amortized compensation under restricted stock plan	251	—	—	—	—	—	251
Share-based compensation	—	—	—	—	8	207	547
Forfeiture of restricted stock issued pursuant to performance awards	—	—	—	—	(1)	(10)	(40)

Balance at January 1, 2005	(224)	1,652	(118)	(1,652)	(11)	(206)	273,928

Net earnings	—	—	—	—	—	—	41,252
Other comprehensive income
Deferred loss on hedging activities, net of tax of $918	—	—	—	—	—	—	1,436
Unrealized gains (losses) on investments in rabbi trust, net of tax benefit of $56	—	—	—	—	—	—	(87)
Minimum pension liability adjustment, net of tax benefit of $619	—	—	—	—	—	—	(999)

Comprehensive income	—	—	—	—	—	—	41,602
Dividend declared of $.675 per share	—	—	—	—	—	—	(8,779)
Common stock issued upon exercise of options	—	—	—	—	—	—	11,685
Common stock issued for employee purchase plan	—	—	—	—	—	—	567
Common stock issued to a rabbi trust	—	230	(6)	(230)	—	—	—
Tax benefit associated with compensation plans	—	—	—	—	—	—	3,119
Amortized compensation under restricted stock plan	146	—	—	—	—	—	146
Share-based compensation	—	—	—	—	—	—	310

Balance at December 31, 2005	(78)	1,882	(124)	(1,882)	(11)	(206)	322,578

Net loss	—	—	—	—	—	—	(22,999)
Other comprehensive income
Deferred gain on hedging activities, net of tax of $619	—	—	—	—	—	—	(969)
Minimum pension liability adjustment, net of tax of $271	—	—	—	—	—	—	424

Comprehensive loss	—	—	—	—	—	—	(23,544)
Adjustment to initially apply SFAS Statement No. 158, net of tax of $559	—	—	—	—	—	—	875
Dividend declared of $.72 per share	—	—	—	—	—	—	(9,611)
Share-based compensation	—	—	—	—	—	—	2,557
Common stock issued upon exercise of options	—	—	—	—	—	—	680
Common stock issued for employee purchase plan	—	—	—	—	—	—	502
Common stock issued for performance units	—	—	—	—	—	—	490
Common stock issued to a rabbi trust	—	169	(7)	(169)	—	—	—
Tax benefit associated with compensation plans	—	—	—	—	—	—	68
Amortized compensation under restricted plan	78	—	—	—	—	—	78
Forfeiture of restricted stock	—	—	—	—	(10)	(293)	(293)

Balance at December 30, 2006	$—	$2,051	(131)	$(2,051)	(21)	$(499)	$294,380

See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Fiscal Year

The fiscal year of Nash-Finch Company (“Nash Finch”) ends on the Saturday nearest to December 31. Fiscal year 2006, 2005 and 2004 consisted of 52 weeks. Our interim quarters consist of 12 weeks except for the third quarter which has 16 weeks.

Principles of Consolidation

The accompanying financial statements include our accounts and the accounts of our majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Reclassifications

Certain reclassifications have been reflected in the consolidated balance sheets and consolidated statements of cash flows for prior years. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period presented.

Cash and Cash Equivalents

In the accompanying financial statements and for purposes of the statements of cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

Revenue Recognition

Revenues for the food distribution and military segments are recognized when the customer receives the product. Retail segment revenues are recognized at the point of sale.

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs and shipping and handling fees. Advertising costs, included in cost of goods sold, are expensed as incurred and were $52.6 million, $50.7 million and $44.9 million for fiscal 2006, 2005 and 2004, respectively. Advertising income, included in cost of goods sold, offsetting advertising expense was approximately $57.0 million, $53.4 million and $46.5 million for fiscal 2006, 2005 and 2004, respectively.

Vendor Allowances and Credits

We reflect vendor allowances and credits, which include allowances and incentives similar to discounts, as a reduction of cost of sales when the related inventory has been sold, based on the underlying arrangement with the vendor. These allowances primarily consist of promotional allowances, quantity discounts and payments under merchandising arrangements. Amounts received under promotional or merchandising arrangements that require specific performance are recognized in the consolidated statements of income when the performance is satisfied and the related inventory has been sold. Discounts based on the quantity of purchases from our vendors or sales to customers are recognized in the consolidated statements of income as the product is sold. When payment is received prior to fulfillment of the terms, the amounts are deferred and recognized according to the terms of the arrangement. (Refer to Note 2, “Vendor Allowances and Credits.”)

Inventories

Inventories are stated at the lower of cost or market. Approximately 83% and 84% of our inventories were valued on the last-in, first-out (LIFO) method at December 30, 2006 and December 31, 2005,

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. During fiscal 2006, we recorded a LIFO charge of $2.6 million compared to a $0.7 million charge in fiscal 2005 and a $3.5 million charge in fiscal 2004. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $51.2 million, $48.6 million and $47.9 million higher at December 30, 2006, December 31, 2005, and January 1, 2005, respectively.

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

Impairment of Long-lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We have generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. We allocate the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to us. We consider historical performance and future estimated results in its evaluation of potential impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting the expected future cash flows at the rate we utilize to evaluate potential investments. In fiscal 2006, 2005 and 2004, we recorded impairment charges, other than amounts separately classified as special charges, of $11.4 million, $5.2 million and $0.9 million, respectively, within the “selling, general and administrative” caption of the consolidated statements of income.

Discontinued Operations

On July 31, 1999, we sold the outstanding stock of our wholly-owned produce growing and marketing subsidiary, Nash-De Camp. Nash-De Camp had previously been reported as a discontinued operation following a fourth quarter fiscal 1998 decision to sell the subsidiary. The net earnings from discontinued operations of $0.2 million in fiscal 2006 and $0.1 million in fiscal 2005 and 2004 reported under the caption “Discontinued operations” were a result of the resolution of a contingency associated with the sale.

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

Goodwill and Intangible Assets

Intangible assets, consisting primarily of goodwill and customer contracts, resulting from business acquisitions, are carried at cost. Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We performed our annual impairment test of goodwill during the fourth quarter based on conditions as of the end of our third fiscal quarter in 2006, in accordance with SFAS 142, and determined that our retail segment goodwill was impaired necessitating a charge of $26.4 million. The impairment was due to decreased sales and cash flows in our retail segment as a result of closing or selling retail stores and continued declines in same store sales brought about by intense competition from supercenters and other alternative formats. Impairment tests performed as of the third quarter of 2005 and third quarter of 2004 indicated that no impairment was necessary based on the conditions at those times.

Changes in the net carrying amount of goodwill were as follows (in thousands):

	Food
	Distribution	Military	Retail	Total

Goodwill as of January 1, 2005	$23,158	25,754	98,523	147,435
Acquisition of food distribution centers	98,566	—	—	98,566
Sale of retail stores	—	—	(1,530)	(1,530)

Goodwill as of December 31, 2005	121,724	25,754	96,993	244,471
Resolution of estimates related to 2005 acquisition	139	—	—	139
Sale or closure of retail stores	—	—	(3,017)	(3,017)
Retail goodwill impairment	—	—	(26,419)	(26,419)

Goodwill as of December 30, 2006	$121,863	25,754	67,557	215,174

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer contracts & relationships intangibles, including $34.6 million (gross) related to the Roundy’s acquisition were as follows (in thousands):

December 30, 2006
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Customer contracts & relationships	$43,082	(10,941)	32,141	5-20

December 31, 2005
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Customer contracts & relationships	$42,696	(7,077)	35,619	1-20

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	December 30, 2006
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Trade names	$—	—	—	n/a
Franchise agreements	2,694	(1,068)	1,626	17-25
Non-compete agreements	1,034	(811)	223	5-10

	December 31, 2005
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Trade names	$3,300	(1,188)	2,112	25
Franchise agreements	2,694	(960)	1,734	5-25
Non-compete agreements	1,809	(1,212)	597	3-10

Aggregate amortization expense recognized for fiscal 2006, 2005, and 2004 was $4.4 million, $4.5 million, and $1.6 million, respectively. In fiscal 2006 we incurred an impairment charge of $2.0 million reflecting the impairment of a tradename which was deemed to have no future value. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $4.0 million, $3.8 million, $3.6 million, $3.4 million and $2.7 million for fiscal years 2007 through 2011, respectively.

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

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the years in which those temporary differences are expected to be recovered or settled. We maintain valuation allowances where it is more likely than not all or a portion of the deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. We have established reserves for income tax contingencies. We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending our positions. These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest and penalties. These reserves relate to various tax years subject to audit by taxing authorities.

Financial Instruments

We account for derivative financial instruments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and to the cost of fuel in our distribution operations. Our objective in managing our exposure to changes in interest rates and the cost of fuel is to reduce fluctuations in earnings and cash flows. To achieve these objectives, we use derivative instruments, primarily interest rate swap agreements and fuel hedges, to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

Share-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised 2004,” using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for the share-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this method of accounting, no share-based employee compensation cost for stock option awards was recognized for the fiscal years ended December 31, 2005 and January 1, 2005 because in all cases the option price equaled or exceeded the market price at the date of the grant. In accordance with the modified prospective method of transition, results for prior periods have not been restated to reflect this change in accounting principle.

Comprehensive Income

We report comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.” Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings, but rather are recorded directly in the Consolidated Statements of Stockholders’ Equity.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of our fiscal year 2007). We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments.

SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. On December 30, 2006 we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on our financial condition at December 30, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on our consolidated financial condition at December 31, 2005. SFAS 158’s provisions regarding the change in measurement date of postretirement plans are not applicable as we already use a measurement date that corresponds with our year-end for our pension plan. See Note 17 for further discussion on the effect of adopting SFAS 158 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ( SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

(2)  Vendor Allowances and Credits

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We collectively plan promotions with our vendors and arrive at the amount the respective vendor plans to spend on promotions with us. Each vendor has its own method for determining the amount of promotional funds budgeted to be spent with us during the period. In most situations, the vendor allowances are based on units we purchase from the vendor. In other situations, the allowances are based on our past or anticipated purchases and/or the anticipated performance of the planned promotions. Forecasting promotional expenditures is a critical part of our frequently scheduled planning sessions with our vendors. As individual promotions are completed and the associated billing is processed, the vendors track our promotional program execution and spend rate, and discuss the tracking, performance and spend rate with us on a regular basis throughout the year, variously on a weekly, monthly, quarterly or annual basis. These communications include future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and us. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and us.

We have a vendor dispute resolution process to facilitate timely research and resolution of disputed deductions from vendor payments. We estimate and record a payable based on current and historical claims.

(3)  Business Acquisitions

On March 31, 2005, Nash Finch completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (“Roundy’s”) out of two distribution centers located in Lima, Ohio and Westville, Indiana; the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio; and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”). Nash Finch also assumed certain trade payables and accrued expenses associated with the assets being acquired, but did not assume any indebtedness in connection with the acquisition. The aggregate purchase price paid was $225.7 million in cash. Nash Finch financed the acquisition by using cash on hand, $70.0 million of borrowings under its senior secured credit facility, and proceeds from the private placement of $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035, the borrowings and the sale of notes referred to as the “financing transactions.” The acquisition of the Lima and Westville divisions, we believe, provided us valuable strategic opportunities enabling us to further leverage our existing relationships in the regions in which these divisions operate and to grow our food distribution business in a cost-effective manner and thus contributed to a purchase price that resulted in goodwill.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under business combination accounting, the total purchase price was allocated to the net tangible assets and identifiable intangible assets of the Business based on their estimated fair values. The excess of the purchase price over the net tangible assets and identifiable intangible assets was recorded as goodwill. All of the goodwill is expected to be deductible for tax purposes. Customer contracts and relationships are amortized over a 20 year estimated useful life.

The following illustrates our allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

Total current assets	$77,237
Notes receivable, net	1,134
Net property, plant and equipment	58,950
Customer contracts and relationships	34,600
Goodwill	98,705
Liabilities	(44,911)

Total purchase price allocation	$225,715

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

The following pro forma combined results of operations do not include any cost savings that may result from the combination of the Business and us.

	Fifty-Two Weeks Ended
	2005	2004
	(In thousands, except per share data)

Total revenues	$4,760,402	4,853,387
Net income	43,155	20,451
Basic net income per share	3.33	1.64
Diluted net income per share	3.27	1.62

(4)  Special Charges

2004 Special Charge

In fiscal 2004, we closed 18 retail stores and sought purchasers for our three Denver area AVANZA stores. As a result of these actions, we recorded $36.5 million of charges reflected in a “Special charges” line within the Consolidated Statements of Income, and $3.3 million of costs reflected in operating earnings, primarily involving inventory markdowns related to the store closures. In a subsequent 2004 period, we recorded a net reversal of $1.6 million of the special charge because we were able to settle five leases for less than initially estimated and adjusted the estimate needed on four other properties as more current market information was available.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2005, we decided to continue to operate the three Denver area AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to the stores as the assets of these stores were revalued at historical cost less depreciation during the time held-for-sale. Partially offsetting this reversal was a $0.2 million change in estimate for one other property.

In fiscal 2006, we recorded additional charges related to two properties included in the 2004 special charge of $5.5 million to write down capitalized leases and $0.9 million to reserve for lease commitments as a result of lower than originally estimated sublease income. Additionally, we reversed $0.2 million of a previously recorded charge to change an estimate for another property.

Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write-	Write-
	Down of	Down of			Other
	Tangible	Intangible	Lease		Exit
	Assets	Assets	Commitments	Severance	Costs	Total
	(In thousands)

Initial accrual	$20,596	1,072	14,129	109	588	36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701
Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance December 31, 2005	—	—	7,683	—	172	7,855
Change in estimates	5,516	—	737	—	—	6,253
Used in 2006	(5,516)	—	(2,087)	—	(76)	(7,679)

Balance December 30, 2006	$—	—	6,333	—	96	6,429

1997 and 1998 Special Charges

We recorded special charges totaling $31.3 million in fiscal 1997 and $71.4 million (offset by $2.9 million of fiscal 1997 charge adjustments) in fiscal 1998. These charges affected our food distribution and retail segments and were also designed to redirect our technology efforts. All actions contemplated by the charges are complete. During fiscal 2004, we reversed $0.1 million of our fiscal 1998 and 1997 special charges due to agreements reached to settle certain leases for less than what we had originally estimated. At December 30, 2006, the remaining accrued liability was $1.0 million and consisted primarily of lease commitments.

(5)  Long-Lived Asset Impairment Charges

Impairment charges of $11.4 million, $5.2 million, and $0.9 million were recorded for long-lived asset impairments in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, these charges included $3.1 million of impairment charges to write off capital leases subleased to a customer who declared bankruptcy and an impairment charge of $2.0 million reflecting the impairment of a tradename which was deemed to have no future value. The remaining impairment charges primarily related to 14 retail stores in 2006, 11 retail stores in fiscal 2005 and three retail stores in fiscal 2004 that were impaired as a result of increased competition within the stores’ respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with SFAS No. 144.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal 2006 and 2005 are comprised of the following components:

	2006	2005
	(In thousands)

Customer notes receivable, current	$20,927	4,987
Customer accounts receivable	168,525	169,006
Other receivables	23,023	28,027
Allowance for doubtful accounts	(25,642)	(6,653)

Net current accounts and notes receivable	$186,833	195,367

Long-term customer notes receivable	$13,486	30,164
Other non-current receivables	—	—
Allowance for doubtful accounts	(319)	(13,865)

Net long-term notes receivable	$13,167	16,299

Operating results include bad debt expense totaling $5.0 million, $4.9 million and $4.2 million during fiscal 2006, 2005 and 2004, respectively.

Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value.

(7)  Long-term Debt and Bank Credit Facilities

Long-term debt at the end of the fiscal 2006 and 2005 is summarized as follows:

	2006	2005
	(In thousands)

Revolving credit	$—	40,600
Term loan	160,000	175,000
Convertible subordinated debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	3,790	5,110
Notes payable and mortgage notes, 7.95% to 8.00% due in various installments through 2013	741	1,525

	314,618	372,322
Less current maturities	(633)	(2,074)

	$313,985	370,248

Senior Secured Bank Credit Facility

Our senior secured credit facility, which was refinanced on November 12, 2004, consists of $125.0 million in revolving credit, all of which may be utilized for loans and up to $40 million of which may be utilized for letters of credit, and a $160.0 million Term Loan B. The Term Loan B portion of the facility was $175.0 million as of December 31, 2005 of which $15.0 million has been permanently paid down. The facility is secured by a security interest in substantially all of our assets not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowings under the facility bear interest at the Eurodollar rate or a prime rate plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The margin spreads and the commitment commission are reset quarterly based on movement of a total leverage ratio defined by the agreement. At December 30, 2006 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively and the commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. At December 30, 2006, credit availability under the senior secured credit facility was $106.5 million.

On February 22, 2005, we entered into a First Amendment of the credit agreement governing our senior secured credit facility. The First Amendment generally amended the credit agreement so as to permit us to enter into an Asset Purchase Agreement to acquire certain distribution centers and other assets from Roundy’s and to close and finance that acquisition, as described in Note 3 above.

On November 28, 2006 we entered into a Second Amendment to our credit facility which changed the existing total leverage ratio covenant and increased the margin spread by 0.25% whenever the total leverage ratio covenant exceeds 2.50:1.00.

Outstanding letters of credit amounted to $18.5 million and $17.6 million at December 30, 2006 and December 31, 2005, respectively, primarily supporting workers’ compensation obligations.

Senior Subordinated Convertible Debt

To finance a portion of the acquisition from Roundy’s described in Note 3 above, we sold $150.1 million in aggregate issue price (or $322 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a private placement completed on March 15, 2005. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility.

Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes at a daily rate of 3.50% per year until the maturity date of the notes. On the maturity date of the notes, a holder will receive $1,000 per note (a “$1,000 Note”). Contingent cash interest will be paid on the notes during any six-month period, commencing March 16, 2013, if the average market price of a note for a ten trading day measurement period preceding the applicable six-month period equals 130% or more of the accreted principal amount of the note, plus accrued cash interest, if any. The contingent cash interest payable with respect to any six-month period will equal an annual rate of 0.25% of the average market price of the note for the ten trading day measurement period described above.

The notes will be convertible at the option of the holder only upon the occurrence of certain events summarized as follows:

(1) if the closing price of our stock reaches a specified threshold (currently $64.35) for a specified period of time,

(2) if the notes are called for redemption,

(3) if specified corporate transactions or distributions to the holders of our common stock occur,

(4) if a change in control occurs or,

(5) during the ten trading days prior to, but not on, the maturity date.

Upon conversion by the holder, the notes convert at an adjusted conversion rate of 9.4164 shares (initially 9.3120 shares) of our common stock per $1,000 Note (equal to an adjusted conversion price of approximately

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$49.50 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value (or residual value shares), if any, in cash, stock or both, at our option. The conversion rate is adjusted upon certain dilutive events as described in the indenture, but in no event shall the conversion rate exceed 12.7109 shares per $1,000 Note. The number of residual value shares cannot exceed 7.1469 shares per $1,000 Note.

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

In connection with the closing of the sale of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. In accordance with that agreement, we filed with the Securities and Exchange Commission a shelf registration statement covering the resale by security holders of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was declared effective by the Securities and Exchange Commission on October 5, 2005.

Senior Subordinated Notes

On December 13, 2004, we redeemed the $165 million outstanding principal balance of our 8.5% Senior Subordinated Notes Due 2008 (the “Notes”) at a redemption price of 102.833%, plus accrued and unpaid interest on the Notes as of the redemption date. We drew under the Term Loan B portion of our senior secured credit facility to fund the redemption of the Notes. Charges recorded during the fourth fiscal quarter of 2004 for redemption of the Notes and the refinancing of the credit facility include a call premium of $4.7 million and $2.5 million for unamortized finance costs and original issue discount charge.

Industrial Development Bonds

At December 30, 2006, land in the amount of $1.4 million and buildings and other assets with a depreciated cost of approximately $3.7 million are pledged to secure obligations under issues of industrial development bonds.

Aggregate annual maturities of long-term debt for the five fiscal years after December 30, 2006 are as follows (in thousands):

2007	$633
2008	549
2009	595
2010	160,628
2011	670
Thereafter	151,543

Total	$314,618

Interest paid was $26.3 million, $22.9 million and $27.2 million in fiscal 2006, 2005 and 2004, respectively.

(8)  Derivative Instruments

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and changing commodity prices associated with anticipated purchases of diesel fuel. Our objective in managing our exposure to changes in interest rates and commodity prices is to reduce fluctuations in our

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings and cash flows. To achieve these objectives, we use derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

The interest rate swap and commodity swap agreements are designated as cash flow hedges and are reflected at fair value in our consolidated balance sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. We did not have any material ineffectiveness in fiscal 2006, 2005 and 2004.

Interest Rate Swap Agreements

We enter into interest rate swap agreements for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Interest rate swap agreements outstanding at December 30, 2006 and December 31, 2005 and their fair values are summarized as follows:

	December 30,	December 31,
	2006	2005
	(In thousands, except percentages)

Notional amount (pay fixed/receive variable)	$90,000	185,000
Fair value asset	756	860
Average receive rate for effective swaps	5.4%	4.4%
Average pay rate for effective swaps	4.4%	4.2%

All of the interest rate swap agreements outstanding at December 30, 2006 will expire in fiscal 2007 and the fair value gains reported in other comprehensive income will be reclassed into income as they expire.

Commodity Swap Agreements

We use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. At December 30, 2006, we had no outstanding commodity swap agreements.

The fair market value of the commodity swaps totaled $1.5 million as of December 31, 2005. All of the commodity swaps expired in fiscal 2006.

(9)  Income Taxes

Total income tax expense is allocated as follows:

	2006	2005	2004
	(In thousands)

Income tax expense from continuing operations	$5,835	25,670	4,322
Tax effect of discontinued operations	102	36	36
Tax effect of change in accounting principle	119	—	—

Total income tax expense	$6,056	25,706	4,358

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense from continuing operations is made up of the following components

	2006	2005	2004
	(In thousands)

Current:
Federal	$2,770	22,807	11,800
State	85	2,541	1,355
Tax credits	(226)	(158)	(212)
Deferred:
Federal	2,963	432	(7,737)
State	243	48	(884)

Total	$5,835	25,670	4,322

Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2006	2005	2004

Federal statutory tax rate	(35.0)%	35.0%	35.0%
State taxes, net of federal income tax benefit	2.5	4.1	3.9
Non-deductible goodwill	54.8	0.8	—
Change in tax contingencies	9.7	(1.6)	(17.2)
Other net	1.4	0.1	.8

Effective tax rate	33.4%	38.4%	22.5%

The income tax rate from continuing operations for fiscal 2006 was 33.4% compared to 38.4% for fiscal 2005 and 22.5% for fiscal 2004. The effective income tax rate for fiscal 2006 represents income tax expense incurred on a pre-tax loss from continuing operations. The effective tax rate for fiscal 2006 was impacted by large non-deductible goodwill charges, which are added back to the pre-tax loss from continuing operations to arrive at taxable income. In fiscal 2006, we increased tax reserves by $1.7 million. During fiscal years 2005 and 2004, we reversed previously established income tax reserves of $1.1 million and $3.3 million, respectively, primarily due to the resolution of various federal and state tax issues and statute expirations.

Net income taxes paid were $13.2 million, $23.8 million and $15.4 million during fiscal 2006, 2005 and 2004, respectively. Income tax benefits were recognized through stockholders’ equity of $0.1 million, $3.1 million and $1.7 million during fiscal years 2006, 2005 and 2004, respectively, as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

We have established reserves for income tax contingencies. We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions are likely to be challenged and we may ultimately not prevail in defending our positions. These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of a statute. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related interest and penalties. These reserves relate to various tax years subject to audit by taxing authorities.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 30,	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Compensation related accruals	$8,185	7,431
Reserve for bad debts	9,450	7,262
Reserve for store shutdown and special charges	2,955	4,241
Workers compensation accruals	4,104	4,181
Pension accruals	3,809	4,131
Reserve for future rents	5,878	2,979
Other	2,927	4,157

Total deferred tax assets	37,308	34,382

Deferred tax liabilities:
Property, plant and equipment	1,363	2,951
Intangible assets	8,866	4,963
Inventories	11,689	9,566
Convertible debt interest	4,988	2,096
Other	2,674	3,663

Total deferred tax liabilities	29,580	23,239

Net deferred tax asset	$7,728	11,143

(10)  Share-based Compensation Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised 2004,” using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. Prior to adoption of SFAS 123(R), we accounted for the share-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this method of accounting, no share-based employee compensation cost for stock option awards was recognized for the fiscal years ended December 31, 2005 and January 1, 2005 because in all cases the option price equaled or exceeded the market price at the date of the grant. In accordance with the modified prospective method of transition, results for prior periods have not been restated to reflect this change in accounting principle.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our Consolidated Statements of Income for fiscal year ended December 30, 2006 included compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the Consolidated Statements of Income for year ended December 30, 2006 is based on awards ultimately expected to vest, and therefore it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. As such, during the first fiscal quarter of 2006, we recorded a cumulative effect for a change in accounting principle of $0.2 million in benefit, net of tax, as a result of estimating forfeitures for our Long-Term Incentive Program (LTIP). Under APB 25, forfeitures were reflected as they occurred. The effect to earnings per share was a $0.01 increase in the period of adoption. We have three stock incentive plans under which incentive stock options, non-qualified stock options and other forms of stock-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.

As of December 31, 2006, we had three plans under which stock-based compensation grants are provided annually.

Under the 1995 Director Stock Option Plan (“1995 Plan”), each non-employee director received an annual grant of a non-qualified stock option covering 5,000 shares of our common stock in 2003. Each option has an exercise price equal to the fair market value of a share of our stock on the date of grant, becomes fully exercisable six months after the date of grant, and has a five year term. As of December 27, 2004, we terminated the 1995 Plan.

Under the 1997 Non-Employee Director Stock Compensation Plan (“1997 Plan”), each non-employee director received prior to 2004 one-half of his or her annual retainer in shares of our stock. As of December 31, 2003, the 1997 Plan was amended to remove this feature. Participation in the 1997 Plan was frozen as of December 31, 2004.

Under the 2000 Stock Incentive Plan (“2000 Plan”), employees, non-employee directors and consultants may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses. As of December 30, 2006, only employees and non-employee directors have received awards under the 2000 Plan. Prior to 2005, awards to employees had commonly been non-qualified stock options, each with an exercise price equal to the fair market value of a share of our common stock on the date of grant and a term of 5 years, becoming exercisable in 20% increments 6, 12, 24, 36 and 48 months after the date of the grant.

Performance units were granted during 2005 and 2006 under the 2000 Stock Incentive Plan pursuant to our Long Term Incentive Plan. These units vest at the end of a three year performance period. The payout, if any, for units granted in 2005 will be determined by comparing our growth in “Consolidated EBITDA” (defined as in our senior secured credit agreement) and return on net assets (defined as net income divided by net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by the us. The Long Term Incentive Plan was amended in 2006, and the payout, if any, for units granted in 2006 will be determined on the basis described above with return on net assets defined as the weighted average of the return on net assets for the fiscal years during a Measurement Period, where the return on net assets for each such fiscal year shall be the quotient of (i) net income for such fiscal year divided by (ii) the average of the difference between total assets and current liabilities (excluding current maturities of long-term debt and capital lease obligations) determined as of the beginning and the end of such fiscal year. The plan was amended to better align the performance metric with current management’s strategic plan. The amendment resulted in the modification of prior awards to four executives, with the remaining 2006 awards expected to be modified in early fiscal 2007. The modification to the 2006 awards resulted in $0.3 million less share-based compensation expense than would have been recorded under the original metric. The performance units will pay out in shares of our common stock or cash, or a combination of both, at the election of the participant. Depending on our ranking among the companies in the peer group, a participant could receive a

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares (or the cash value thereof) ranging from zero to 200% of the number of performance units granted. Because these units can be settled in cash or stock, compensation expense is recorded over the three year period and adjusted to market value each period. Performance units were also granted under the 2000 Plan during 2001 to two executives in exchange for phantom stock units those executives had accrued under a now discontinued bonus and deferred compensation plan.

Awards to non-employee directors under the 2000 Plan began in 2004 and have taken the form of performance units, also referred to as restricted stock units, that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director in 2006 was determined by dividing $45,000 by the fair market value of a share of our common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of our common stock six months after the director’s service on our Board ends. Because these units can only be settled in stock and are expensed over the six month vesting period.

We also maintain the 1999 Employee Stock Purchase Plan under which our employees may purchase shares of our common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of our common stock at the beginning or end of such offering period. Employees purchased 27,544, 20,422 and 28,920 shares in fiscal 2006, 2005 and 2004, respectively, under this plan. At December 30, 2006, 30,781 shares of additional common stock were available for purchase under this plan. Compensation expense related to this plan of $0.2 million was recognized in the fiscal 2006. No compensation expense related to this plan was recognized in fiscal 2005 and 2004.

For stock options, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model. Expected volatilities are based upon historical volatility of our common stock which is believed to be representative of future stock volatility. We use historical data to estimate the amount of option exercises and terminations with the valuation model primarily based on the vesting period of the option grant. The expected term of options granted is based upon historical employee behavior and the vesting period of the option grant. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.

No options were granted during the years ended December 30, 2006 or December 31, 2005. The weighted-average grant date fair value of stock options granted during the year ended January 1, 2005 was $9.88. The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the last options granted during fiscal year 2004:

Assumptions	2004

Weighted average risk-free interest rate	3.40%
Expected dividend yield	1.56%
Expected option lives	2.5 years
Expected volatility	67%

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable options as of December 30, 2006 (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
	Number	Remaining	Weighted	Number of	Average
Range of	of Options	Contractual Life	Average	Options	Exercise
Exercise Prices	Outstanding	(In years)	Exercise Price	Exercisable	Price

$5.68	0.2	1.14	$5.68	—	$ n/a
17.35 — 17.95	31.0	1.51	17.64	24.4	17.72
24.55 — 35.36	93.6	1.68	29.71	72.6	30.56

	124.8	1.64	26.68	97.0	27.33

The aggregate intrinsic value of the options outstanding as of December 30, 2006 was $0.4 million. The weighted average remaining contractual term of the options exercisable as of December 30, 2006 was 1.43 years and the aggregate intrinsic value was $0.3 million.

Share-based compensation recognized under SFAS 123(R) for the year ended December 30, 2006 was $1.2 million, excluding the cumulative effect of the accounting change in the first fiscal quarter of 2006. Share-based compensation of $1.7 million and $0.9 million for the fiscal years ended December 30, 2005 and January 1, 2005, respectively, was related to awards of performance units to our non-employee directors and executives and a restricted stock award to our former Chief Executive Officer.

On March 16, 2006, we entered into a letter agreement with Alec C. Covington summarizing the terms of his employment as our President and Chief Executive Officer. On May 1, 2006, the start of his employment, Mr. Covington was granted 54,000 performance units denominated as restricted stock units under the 2000 Stock Incentive Plan (2000 Plan). One-third of these restricted stock units will vest on each of the first three anniversaries of the grant date, assuming continued employment with Nash Finch. On the same date, Mr. Covington was granted 100,000 performance units under the same plan, 20 percent of which will vest on each of the first five anniversaries of the grant date, if Nash Finch satisfies the applicable performance criterion. Failure to satisfy the performance criterion on any anniversary date will result in the forfeiture of 20% of the performance units. At the start of his employment, Mr. Covington was also awarded 49,623 performance units under the Nash Finch Long-Term Incentive Plan for the three-year performance period covering fiscal years 2006-2008, which will vest at the end of that performance period, assuming continued employment with Nash Finch. The payment, if any, will be subject to the same performance criterion (as modified) for 2006 executive awards described above.

On August 7, 2006 and November 6, 2006, we granted a total of 150,000 performance units to four executives. The performance units, denominated as restricted stock units under the 2000 Plan, as amended, will vest in full on the fifth anniversary of the grant date, assuming continued employment with the Company.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards:

	Fiscal Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(In thousands, except per share amounts)

Net earnings (loss), as reported	$(22,999)	41,252	14,932
Add employee share-based compensation included in net earnings:
Performance units	628	1,572	594
Restricted stock	(255)	146	251
Stock options and employee stock purchase plan	793	—	—

Total	1,166	1,718	845
Tax benefit	(455)	(670)	(330)

Employee share-based compensation included in net earnings, net of tax	711	1,048	515

Deduct fair value share-based employee compensation:
Performance units	(628)	(1,572)	(594)
Restricted stock	255	(146)	(251)
Stock options and employee stock purchase plan	(793)	(851)	(1,827)

Total	(1,166)	(2,569)	(2,672)
Tax benefit	455	1,002	1,042

Fair value share-based employee compensation included in net earnings, net of tax	(711)	(1,567)	(1,630)

Net earnings (loss), as adjusted	$(22,999)	40,733	13,817

Net earnings (loss) per share:
Basic — as reported	$(1.72)	3.19	1.20

pro forma	$(1.72)	3.15	1.11

Diluted — as reported	$(1.72)	3.13	1.18

pro forma	$(1.72)	3.10	1.09

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity in our share-based compensation plans during the fiscal year ended December 30, 2006:

					Weighted
		Weighted			Average
		Average		Restricted	Remaining
	Stock	Option		Stock Awards/	Restriction/
	Option	Price Per	Intrinsic	Performance	Vesting Period
	Shares	Share	Value	Units	(in years)
	(In thousands, except per share amounts)

Outstanding at December 31, 2005	286.1	$23.98		272.9	0.6
Granted	—	—		594.7	3.1
Exercised/restrictions lapsed	(35.5)	19.19		(38.1)	—
Forfeited/cancelled	(125.8)	23.14		(210.6)	—

Outstanding at December 30, 2006	124.8	26.68	$377.5	618.9	2.1

Shares expected to vest	108.4	$27.23	—	564.3	1.9

Exercisable/unrestricted at December 31, 2005	143.6	$25.23		175.7

Exercisable/unrestricted at December 30, 2006	97.0	$27.33	$269.5	171.2

The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $23.57, $34.47 and $23.23 during fiscal years 2006, 2005 and 2004, respectively. Awards under our Long Term Incentive Plan, which is a liability award remeasured at each financial statement date, are not included in these values.

The following table presents the non-vested equity awards, including options and restricted stock/performance units. The table does not include units granted pursuant to our Long Term Incentive Plan, which are liability awards.

		Weighted	Restricted
		Average	Stock Awards/
		Fair	Performance	Weighted
	Stock	Value at	Units	Average Fair
	Option	Date of	(excluding	Value at Date
	Shares	Grant	LTIP)	of Grant
	(In thousands, except per share amounts)

Non-vested at December 31, 2005	142.5	$8.62	29.7	29.30
Granted	—	—	340.9	23.57
Vested/ restrictions lapsed	(54.9)	8.52	(42.4)	26.50
Forfeited/cancelled	(59.8)	8.15	(18.8)	29.75

Non-vested at December 30, 2006	27.8	9.83	309.4	23.34

As of December 30, 2006 the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was $0.4 million for stock options granted and $4.8 million for performance units. The costs are expected to be recognized over a weighted-average period of 0.8 years for stock options and 3.7 years for the restricted stock and performance units.

Cash received from employee’s resultant from our share-based compensation plans was $1.2 million, $12.3 million and $6.0 million for the fiscal 2006, 2005 and 2004, respectively. The actual tax benefit realized

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the tax deductions from share based compensation plans was $0.1, $3.1 and $1.7 million for the fiscal years 2006, 2005 and 2004, respectively. The intrinsic value of stock options exercised was $0.2 million in 2006, $12.6 million in 2005 and $4.4 million in 2004.

(11)  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	2006	2005	2004
	In thousands, except per share amounts)

Numerator:
Earnings (loss) from continuing operations	$(23,328)	41,196	14,877

Denominator:
Denominator for basic earnings per share (weighted-average shares)	13,382	12,942	12,450
Effect of dilutive options and awards	—	243	207

Denominator for diluted earnings per share (adjusted weighted-average shares)	13,382	13,185	12,657

Basic earnings (loss) per share from continuing operations	$(1.74)	3.19	1.20

Diluted earnings (loss) per share from continuing operations	$(1.74)	3.13	1.18

Weighted average anti-dilutive options excluded from calculation	205	81	316

Certain options were excluded from the diluted earnings per share calculation because the exercise price was greater than the market price of the stock or there was a loss from continuing operations and would have been anti-dilutive under the treasury stock method.

The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.4164 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $49.50 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value.

Performance units granted during 2005 and 2006 under the 2000 Plan for the Long Term Incentive Plan will pay out in shares of our common stock or cash, or a combination of both, at the election of the participant. Other performance and restricted stock units granted during 2006 pursuant to the 2000 Plan will pay out in shares of our common stock. Unvested restricted units are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share only if the performance criteria are met as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Leases

A substantial portion of our store and warehouse properties are leased. The following table summarizes assets under capitalized leases:

	2006	2005
	(In thousands)

Buildings and improvements	$31,213	40,171
Less accumulated amortization	(22,816)	(20,945)

Net assets under capitalized leases	$8,397	19,226

Total future minimum sublease rents receivable related to operating and capital lease obligations as of December 30, 2006 are $46.1 million and $14.9 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At December 30, 2006, our future minimum rental payments under non-cancelable leases (including properties that have been subleased) are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)

2006	$23,932	7,154
2007	21,471	7,150
2008	20,086	7,020
2009	17,147	6,698
2010	13,583	5,075
Thereafter	37,825	29,268

Total minimum lease payments	$134,044	62,365

Less imputed interest (rates ranging from 8.3% to 24.6%)		25,353

Present value of net minimum lease payments		37,012
Less current maturities		(3,143)

Capitalized lease obligations		$33,869

Total rental expense under operating leases for fiscal 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In thousands)

Total rentals	$43,612	44,837	42,742
Less: real estate taxes, insurance and other occupancy costs	(2,906)	(3,548)	(4,284)

Minimum rentals	40,706	41,289	38,458
Contingent rentals	(18)	(141)	(159)
Sublease rentals	(10,789)	(9,990)	(8,596)

	$29,899	31,158	29,703

Most of our leases provide that we must pay real estate taxes, insurance and other occupancy costs applicable to the leased premises. Contingent rentals are determined on the basis of a percentage of sales in excess of stipulated minimums for certain store facilities. Operating leases often contain renewal options. In

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those locations in which it makes economic sense to continue to operate, management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.

(13)  Concentration of Credit Risk

We provide financial assistance in the form of loans to some of our independent retailers for inventories, store fixtures and equipment and store improvements. Loans are generally secured by liens on real estate, inventory and/or equipment, personal guarantees and other types of collateral, and are generally repayable over a period of five to seven years. All of the guarantees were issued prior to December 31, 2002 and therefore were not subject to the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (FIN 45). We establish allowances for doubtful accounts based upon periodic assessments of the credit risk of specific customers, collateral value, historical trends and other information. We believe that adequate provisions have been recorded for any doubtful accounts. In addition, we may guarantee debt and lease obligations of retailers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations, which would be due in accordance with the underlying agreements.

As of December 30, 2006, we have guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $8.0 million, including $3.0 million in loan guarantees to one retailer. In the normal course of business, we also sublease and assign to third parties various leases. As of December 30, 2006, we estimate that the present value of our maximum potential obligation, net of reserves, with respect to the subleases to be approximately $44.0 million and assigned leases to be approximately $13.4 million.

(14)  Fair Value of Financial Instruments

The estimated fair value of notes receivable approximates the carrying value at December 30, 2006 and December 31, 2005. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of our long-term debt, including current maturities, was $300.5 million and $339.7 million at December 30, 2006 and December 31, 2005, respectively, utilizing discounted cash flows.

The estimated fair value of our interest rate swap agreements is the estimated amount we would have to pay or receive to terminate the agreements based upon quoted market prices as provided by the financial institutions which are counterparties to the agreements.

(15)  Commitments and Contingencies

On December 19, 2005 and January 4, 2006, two purported class action lawsuits were filed against us and certain of our executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of our common stock during the period from February 24, 2005, the date we announced an agreement to acquire two distribution divisions from Roundy’s, through October 20, 2005, the date we announced a downward revision to our earnings outlook for fiscal 2005. One of the complaints was voluntarily dismissed on March 3, 2006 and a consolidated complaint was filed on June 30, 2006. The consolidated complaint alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false statements regarding, among other things, the integration of the distribution divisions acquired from Roundy’s, the performance of our core businesses, our internal controls and our financial projections, so as to artificially inflate the price of our common stock. The defendants filed a joint motion to dismiss the consolidated complaint, which the Court has taken under advisement. We intend to vigorously defend against the consolidated complaint. No damages have been specified. We are unable to evaluate the likelihood of

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prevailing in this case at this early stage of the proceedings, but do not believe that the eventual outcome will have a material impact on our financial position or results of operations.

We voluntarily contacted the SEC to discuss the results of an internal review that focused on trading in our common stock by certain of our officers and directors. The Board of Directors conducted the internal review with the assistance of outside counsel following an informal inquiry from the SEC in November 2005 regarding such trading. We offered to provide certain documents, and the SEC has accepted the offer. We continue to fully cooperate with the SEC.

(16)  Long-Term Compensation Plans

We have a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Profit sharing contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performance. Effective January 1, 2003, we added a match to the 401(k) feature of this plan whereby we will make an annual matching contribution to each participant’s plan account equal to 50% of the lesser of the participant’s contributions to the plan for the year or 6% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan will reduce dollar for dollar the profit sharing contributions that would otherwise be made to the profit sharing plan. Total profit sharing expense (including the matching contribution) was $2.8 million, $6.6 million and $5.8 million for fiscal 2006, 2005 and 2004, respectively.

On January 1, 2000, we adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers. On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year. Benefits payable under the SERP vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages. Compensation expense related to the plan was $0.5 million in fiscal 2006 and $0.6 million in fiscal 2005 and 2004.

We also have deferred compensation plans for a select group of management or highly compensated employees and for non-employee directors. The plans are unfunded and permit participants to defer receipt of a portion of their base salary, annual bonus or long-term incentive compensation in the case of employees, or cash compensation in the case of non-employee directors, which would otherwise be paid to them. The deferred amounts, plus earnings, are distributed following the executive’s termination of employment or the director’s termination of service on the Board. Earnings are based on the performance of phantom investments elected by the participant from a portfolio of investment options. Under the plans available to non-employee directors, the investment options include share units that correspond to shares of our common stock.

During fiscal 2004, we created and funded a benefits protection trust to invest amounts deferred under these plans. The trust is a grantor trust and accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” A benefits protection or rabbi trust holds assets that would be available to pay benefits under a deferred compensation plan if the settler of the trust, such as us, is unwilling to pay benefits for any reason other than bankruptcy or insolvency. Assets in the trust remain subject to the claims of our general creditors, and the investment in the rabbi trust is classified as an investment in available-for-sale securities on our balance sheet.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)  Pension and Other Post-retirement Benefits

One of our subsidiaries has a qualified non-contributory retirement plan to provide retirement income for certain eligible full-time employees who are not covered by a union retirement plan. Pension benefits under the plan are based on length of service and compensation. Our subsidiary contributes amounts necessary to meet minimum funding requirements. This plan has been curtailed and no new employees can enter the plan.

We provide certain health care benefits for retired employees not subject to collective bargaining agreements. Such benefits are not provided to any employee who left us after December 31, 2003. Employees who left us on or before that date become eligible for those benefits when they reach early retirement age if they have met minimum age and service requirements. Effective December 31, 2006, we terminated these health care benefits for retired employees and their spouses or dependents that were eligible for coverage under Medicare. We provide coverage to retired employees and their spouses until the end of the month in which they become eligible for Medicare (which generally is age 65). Health care benefits for retirees are provided under a self-insured program administered by an insurance company.

Adoption of SFAS 158

On December 30, 2006 we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan and other post-retirement benefits in the December 30, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, all of which were previously netted against the plan’s funded status in our statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on our statement of financial position at December 30, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on our consolidated income statement for the fiscal year ended December 30, 2006, or for any prior period presented, and it will not affect our operating results in future periods. Had we not been required to adopt SFAS 158 at December 30, 2006, we would have recognized an additional minimum pension liability pursuant to the

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 30, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	at December 31,
	SFAS 158	Statement 158	2006
	(In thousands)

Pension
Prepaid benefit cost	$4,227	(4,227)	—
Current liabilities	(9,701)	9,701	—
Non-current liabilities	—	(5,474)	(5,474)
Deferred income taxes	3,783	—	3,783
Accumulated other comprehensive income	5,918	—	5,918
Other post-retirement benefits
Prepaid benefit cost	—	—	—
Current liabilities	(2,598)	2,405	(193)
Non-current liabilities	—	(971)	(971)
Deferred income taxes	—	(559)	(559)
Accumulated other comprehensive income	—	(875)	(875)

Accumulated other comprehensive income at December 30, 2006 consists of the following amounts that have not yet been recognized in net periodic benefit cost:

		Other Post-
		Retirement
	Pension	Benefits	Total
	(In thousands)

Unrecognized prior service credits	$(17)	(1,422)	(1,439)
Unrecognized actuarial losses (gains)	9,718	(12)	9,706

Unrecognized net periodic benefit cost	9,701	(1,434)	8,267
Less deferred taxes	(3,783)	559	(3,224)

Total	$5,918	(875)	5,043

Following is a summary of the unrecognized net periodic benefit cost as of December 31, 2005:

		Other Post-
		Retirement
	Pension	Benefits	Total
	(In thousands)

Unrecognized prior service credits	$(32)	(173)	(205)
Unrecognized actuarial losses	10,429	233	10,662

Unrecognized net periodic benefit cost	$10,397	60	10,457

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The prior service costs (credits) and actuarial losses (gains) included in other comprehensive income and expected to be recognized in net periodic cost during the fiscal year ended December 29, 2007 are as follows:

		Other Post-
		Retirement
	Pension	Benefits
	(In thousands)

Unrecognized prior service costs (credits)	$(15)	(645)
Unrecognized actuarial losses (gains)	(234)	—

Total	$(249)	(645)

Funded Status

The following table sets forth the actuarial present value of benefit obligations and funded status of the curtailed pension plan and curtailed post-retirement benefits for the years ended.

	Pension Benefits		Other Post-Retirement Benefits
	2006	2005	2006	2005
	(In thousands)

Funded Status
Projected benefit obligation
Beginning of year	$(41,630)	(39,931)	(3,560)	(5,078)
Service cost	—	—	—	—
Interest cost	(2,267)	(2,309)	(70)	(196)
Participant contributions	—	—	(716)	(1,311)
Plan amendments	—	—	1,843	—
Actuarial (loss) gain	282	(2,183)	248	1,442
Benefits paid	3,264	2,793	1,091	1,583

End of year	(40,351)	(41,630)	(1,164)	(3,560)

Fair value of plan assets
Beginning of year	33,233	33,528	—	—
Actual return on plan assets	2,469	2,498	—	—
Employer contributions	2,439	—	375	272
Participant contributions	—	—	716	1,311
Benefits paid	(3,264)	(2,793)	(1,091)	(1,583)

End of year	34,877	33,233	—	—

Funded status	$(5,474)	(8,397)	(1,164)	(3,560)

Accumulated benefit obligation	$(40,351)	(41,630)	(1,164)	(3,560)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(post	(pre	(post	(pre
	SFAS	SFAS	SFAS	SFAS
	158)	158)	158)	158)
	(In thousands)

Prepaid benefit cost	$—	2,000	—	—
Current liabilities	—	(10,397)	(193)	(3,500)
Non-current liabilities	(5,474)	—	(971)	—
Deferred taxes	3,783	4,055	(559)	—
Accumulated other comprehensive income	5,918	6,342	(875)	—

Net amount recognized	$4,227	2,000	(2,598)	(3,500)

Components of net periodic benefit cost (income)

The aggregate costs for our retirement benefits included the following components:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(In thousands)

Service cost	$—	—	2	—	—	4
Interest cost	2,267	2,309	2,376	70	196	293
Expected return on plan assets	(2,347)	(2,111)	(2,156)	—	—	—
Amortization of prior service cost	(15)	(15)	(15)	(593)	(30)	(30)
Recognized actuarial loss (gain)	307	198	163	(4)	—	69

Net periodic benefit cost (gain)	$212	381	370	(527)	166	336

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 30, 2006 and December 31, 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	6.00%	5.50%	6.00%	5.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 30, 2006 and December 31, 2005:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.50%	6.00%	5.50%	6.00%
Expected return on plan assets	7.50%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates were as follows:

	December 30,	December 31,
	2006	2005

Current year trend rate	9.00%	9.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2011	2010

Assumed health care cost trend rates have an effect on the fiscal 2006 amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Effect on total of service and interest cost components	$1	(1)
Effect on post-retirement benefit obligation	17	(17)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare. The benefit and subsidy introduced by the Act began in 2006. In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 requires an employer to initially account for any subsidy received under the Act as an actuarial experience gain to the accumulated postretirement benefit obligation (APBO), which would be amortized over future service periods. Future subsidies would reduce service cost each year. FSP 106-2 was effective for us in the third fiscal quarter ended October 9, 2004. We believe that our postretirement benefit plan is not actuarially equivalent to Medicare Part D under the Act and consequently will not receive significant subsidies under the Act.

Pension Plan Investment Policy, Strategy and Assets

Our investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The targeted allocation of assets is 30% Equity securities and 70% debt securities. The pension plan’s weighted-average asset allocation by asset category is as follows:

	December 30,	December 31,
	2006	2005

Equity securities	31%	30%
Debt securities	11%	11%
Guaranteed Investment Contract	50%	59%
Cash	8%	—

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefits Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other
Year	Benefits	Benefits

2007	$2,850	198
2008	2,843	150
2009	2,753	128
2010	2,647	93
2011	2,504	95
2012 and later	13,359	343

	$26,956	1,007

Expected Long-Term Rate of Return

The expected return assumption was reviewed by external consultants, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. This assumption is assumed to be reasonable over a long-term period that is consistent with the liabilities.

Employer Contributions

Pension Plan

We anticipate making contributions of $1.6 million during the measurement year ending December 29, 2007.

Multi-Employer Plans

Approximately 11.3% of our employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. We do not have the information available to reasonably estimate our share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $3.4 million, $3.1 million and $1.9 million in fiscal 2006, 2005 and 2004, respectively.

(18)  Segment Information

We sell and distribute products that are typically found in supermarkets. We have three reportable operating segments. Our food distribution segment consists of 16 distribution centers that sell to independently operated retail food stores and other customers. The military segment consists primarily of two distribution centers that distribute products exclusively to military commissaries and exchanges. The retail segment consists of corporate-owned stores that sell directly to the consumer.

We evaluate segment performance and allocate resources based on profit or loss before income taxes, general corporate expenses, interest and restructuring charges. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies except we account for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at our distribution centers related to corporate-

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned stores is allocated to the retail segment. Certain revenues and costs from our distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the food distribution segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2006, 23% of such warehouse operational profits were allocated to the retail operations compared to 23% and 27% in 2005 and 2004, respectively.

Prior years’ segment information has been restated to reflect an increased allocation of $2.0 million of bad debt costs in fiscal 2005 from unallocated corporate overhead to the food distribution segment and a decreased allocation of $2.1 million of bad debts costs from unallocated corporate overhead to the food distribution segment in fiscal 2004. We believe that the allocation of these costs to the segment more appropriately reflects where they are earned or incurred.

Major Segments of the Business
Year End December 30, 2006
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,787,669	1,195,041	648,919	4,631,629
Inter-segment revenue	332,067	—	—	332,067
Interest revenue	(53)	—	—	(53)
Interest expense (incl. capital lease interest)	(51)	—	2,840	2,789
Depreciation expense	10,966	1,876	6,915	19,757
Segment profit	75,790	40,526	20,813	137,129
Assets	412,062	143,214	98,821	654,097
Expenditures for long-lived assets	9,097	4,091	3,034	16,222

Major Segments of the Business
Year End December 31, 2005
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,669,271	1,157,186	729,050	4,555,507
Inter-segment revenue	376,740	—	—	376,740
Interest revenue	(530)	—	—	(530)
Interest expense (incl. capital lease interest)	(530)	—	3,159	2,629
Depreciation expense	10,553	1,761	8,687	21,001
Segment profit	86,335	39,265	26,612	152,212
Assets	433,170	142,252	112,318	687,740
Expenditures for long-lived assets	9,036	2,555	2,362	13,953

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Segments of the Business
Year End January 1, 2005
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$1,961,179	1,122,056	813,839	3,897,074
Inter-segment revenue	411,515	—	—	411,515
Interest revenue	(392)	—	(315)	(707)
Interest expense (incl. capital lease interest)	(384)	—	3,213	2,829
Depreciation expense	8,666	1,670	11,017	21,353
Segment profit	78,050	36,266	28,108	142,424
Assets	361,072	143,231	119,491	623,794
Expenditures for long-lived assets	7,858	2,689	4,666	15,213

Reconciliation (In thousands)

	2006	2005	2004

Revenues
Total external revenue for segments	$4,631,629	4,555,507	3,897,074
Inter-segment revenue from reportable segments	332,067	376,740	411,515
Elimination of intersegment revenues	(332,067)	(376,740)	(411,515)

Total consolidated revenues	$4,631,629	4,555,507	3,897,074

Profit or Loss
Total profit for segments	$137,129	152,212	142,424
Unallocated amounts:
Adjustment of inventory to LIFO	(2,630)	(724)	(3,525)
Unallocated corporate overhead	(119,320)	(85,918)	(84,921)
Goodwill impairment	(26,419)	—	—
Special charge	(6,253)	1,296	(34,779)

Income from continuing operations before income taxes	$(17,493)	66,866	19,199

Assets
Total assets for segments	$654,097	687,740	623,794
Unallocated corporate assets	352,064	440,005	240,673
Adjustment of inventory to LIFO	(51,278)	(48,648)	(47,924)
Elimination of intercompany receivables	(580)	(1,673)	(915)

Total consolidated assets	$954,303	1,077,424	815,628

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Items-2006 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation	$19,757	21,694	41,451
Interest expense	2,789	23,855	26,644
Expenditures for long-lived assets	16,222	11,247	27,469

Other Significant Items-2005 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation	$21,001	22,720	43,721
Interest expense	2,629	22,103	24,732
Expenditures for long-lived assets	13,953	10,685	24,638

Other Significant Items-2004 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation	$21,353	18,888	40,241
Interest expense	2,829	24,352	27,181
Expenditures for long-lived assets	15,213	7,114	22,327

The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. Our market areas are in the Midwest, Mid-Atlantic, Great Lakes and Southeast United States.

(19)  Subsequent Event Update

On November 14, 2006 and in our Form 10-Q for the sixteen weeks ended October 7, 2006 we announced plans and provided an estimate of $18 to $24 million for charges to be taken related to the closure of five of our retail stores and the intention to rationalize our food distribution business. During the fourth quarter of 2006, we closed the five stores and recorded $5.5 million in asset impairment and lease related charges related to these closures in addition to incurring $1.1 million to liquidate the inventories and close the stores. We have determined not to proceed with the previously contemplated plan to rationalize food distribution facilities in the near term. Accordingly, the estimated restructuring and impairment charges ranging from $11.0 to $17.0 million will not be incurred over the next two quarters as originally announced.

NASH FINCH COMPANY AND SUBSIDIARIES

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts and percent to sales)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	12 Weeks		12 Weeks		16 Weeks		12 Weeks
A summary of quarterly financial information is Presented	2006	2005	2006	2005	2006	2005	2006	2005

Sales	$1,034,759	882,238	1,070,764	1,085,252	1,426,967	1,464,781	1,099,139	1,123,236
Cost of sales	942,340	790,806	974,249	981,938	1,307,171	1,332,836	1,006,047	1,018,764
Gross Profit	92,419	91,432	96,515	103,314	119,796	131,945	93,092	104,472
Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	6,314	11,361	7,733	16,041	(6,287)	18,100	(25,253)	21,364
Income tax expense (benefit)	2,627	4,386	3,603	6,301	(1,670)	7,059	1,275	7,924
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	3,687	6,975	4,130	9,740	(4,617)	11,041	(26,528)	13,440
Earnings from discontinued operations, net of income tax expense	—	—	—	—	—	—	160	56
Cumulative effect of a change in accounting principle, net of income tax expense	169	—	—	—	—	—	—	—
Net earnings (loss)	$3,856	6,975	4,130	9,740	(4,617)	11,041	(26,368)	13,496
Percent to sales	0.37%	0.79%	0.39%	0.90%	(0.75)%	0.75%	(2.40)%	1.20%
Basic earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$0.28	0.55	0.31	0.76	(0.34)	0.85	(1.97)	1.02
Discontinued operations, net of income tax expense	—	—	—	—	—	—	0.01	—
Cumulative effect of a change in accounting principle, net of income tax expense	0.01	—	—	—	—	—	—	—

Net earnings (loss)	$0.29	0.55	0.31	0.76	(0.34)	0.85	(1.96)	1.02

Diluted earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$0.28	0.54	0.31	0.75	(0.34)	0.83	(1.97)	1.01
Discontinued operations, net of income tax expense	—	—	—	—	—	—	0.01	—
Cumulative effect of a change in accounting principle, net of income tax expense	0.01	—	—	—	—	—	—	—

Net earnings (loss)	$0.29	0.54	0.31	0.75	(0.34)	0.83	(1.96)	1.01

Significant items by quarter include the following:

1.	Net reversal of special charges of $1.3 million in the second quarter of 2005 for the Denver AVANZA stores no longer classified as held-for-sale and the change in estimate for other property closure costs.

2.	Bridge loan fee of $0.8 million in the second quarter of 2005 related to acquisition financing.

3.	Charge of $5.5 million in the second quarter of 2006 related to bankruptcy of a long-time customer.

4.	Net increase in special charges of $6.3 million in the third quarter of 2006 to change estimates of 2004 special charge for store dispositions based on updated assumptions and current market conditions.

5.	Charges of $5.0 million in the third quarter and $2.1 million in the fourth quarter of 2006 to increase reserves for leases and receivables for customers experiencing deteriorating financial condition in their operations.

6.	Charges of $4.2 million in the third quarter of 2006 for severance costs due to senior management changes.

7.	Charge of $2.0 million in the third quarter of 2006 for the impairment of trade name deemed to be of no future value.

8.	Goodwill impairment of $26.4 million in the fourth quarter of 2006 for retail goodwill.

9.	Credit facility amendment fee of $0.5 million in the fourth quarter of 2006.

10.	A Charge of $2.0 million to standardize vacation policies at various locations and ensure our vacation policy was competitive in the marketplace in 2006.

11.	Asset impairments and lease costs associated with closed retail stores of $1.3 million, $0.2 million, $0.6 million and $5.4 million in the first, second third and fourth quarters, respectively, of 2006 and $1.2 million and $0.2 million in the second and third quarters, respectively, of 2005.

12.	Inventory markdown and wind down costs related to retail store closings of $0.7 million, $0.2 million, $0.3 million and $1.1 million in the first, second, third and fourth quarters, respectively, of 2006 and $0.1 million, $0.3 million, $0.4 million and $0.2 million in the first, second, third and fourth quarters, respectively, of 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation and under the supervision of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this annual report to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment we have concluded that as of December 30, 2006, our internal control over financial reporting was effective based on those criteria. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young, LLP, Nash Finch’s independent registered public accounting firm as stated in their report which is included on page 37 of this annual report on Form 10-K for the year ended December 30, 2006.

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting located in item 9A, that Nash-Finch Company maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nash-Finch Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nash-Finch Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nash-Finch Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nash-Finch Company and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 28, 2007

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information called for by Item 10 that appears in the 2007 Proxy Statement under the captions “Proposal 1: Election of Directors — Information About Directors and Nominees,” “Proposal 1: Election of Directors — Information About the Board of Directors and Its Committees,” “Corporate Governance — Governance Guidelines,” “Corporate Governance — Director Candidates” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Certain information regarding executive officers of the Registrant is included in Part I of this Annual Report immediately following Item 4 above.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 that appears in the 2007 Proxy Statement under the captions “Proposal 1: Election of Directors — Compensation of Directors,” “Executive Compensation and Other Benefits” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch’s equity compensation plans in effect as of December 30, 2006:

Equity Compensation Plan Information

					Number of Securities
	Number of Securities to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance Under Equity
	Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	612,854	(1)	$26.68	(2)	1,008,868	(3)
Equity compensation plans not approved by security holders	5,356		—		34,245	(4)

Total	618,210		$26.68		1,043,113

(1)	Includes stock options and performance units awarded under the 2000 Stock Incentive Plan (“2000 Plan”), stock options awarded under the 1995 Director Stock Option Plan (“1995 Director Plan”), and share units acquired by directors under the 1997 Non-Employee Director Stock Compensation Plan (“1997 Director Plan”) net of 120,937 outstanding shares held by a benefits protection trust with respect to such share units.

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

(3)	The following numbers of shares remained available for issuance under each of our equity compensation plans at December 31, 2006. Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award

2000 Plan	924,864	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses. (709,840 of the available shares under the 2000 Plan must be issued in the form of performance units)
1997 Director Plan	39,283	Share units
Employee Stock Purchase Plan	44,721	Stock options (IRC §423 plan)

(4)	Shares remaining available for issuance under the Director Deferred Compensation Plan. Each share unit acquired through the deferral of director compensation under the Director Deferred Compensation Plan is payable in one share of Nash Finch common stock following the individual’s termination of service as a director.

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

Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 that appears in the 2007 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 that appears in the 2007 Proxy Statement under the captions “Proposal I: Election of Directors — Information About the Board of Directors and Its Committees” and “Corporate Governance — Certain Relationships and Related Transactions” is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 that appears in the 2007 Proxy Statement under the captions “Independent Auditors — Fees Paid to Independent Auditors” and “Independent Auditors — Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The following financial statements are included in this report on the pages indicated:

Report of Independent Registered Public Accounting Firm — page 37

Consolidated Statements of Income for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 — page 38

Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005 — page 39

Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 — page 40

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 — page 41 to 42

Notes to Consolidated Financial Statements — pages 43 to 75

2.	Financial Statement Schedules.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts — page 86

Other Schedules.  Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit
No.	Description

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 28, 2005 (File No. 0-785)).
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785)).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (filed June 8, 1987 (File No. 33-14871)).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
3.4	Nash-Finch Company Bylaws (as amended November 9, 2005) (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 14, 2005 (File No. 0-785)).
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4 to our current report on Form 8-K dated February 13, 1996 (File No. 0-785)).
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).

Exhibit
No.		Description

4.3		Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).
4.4		Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).
4.5		Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed November 21, 2006 (File No. 0-785)).
10.1		Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the sixteen weeks ended October 9, 2004 (File No. 0-785)).
10.2		First Amendment to Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 28, 2005 (File No. 0-785)).
10.3		Second Amendment to Credit Agreement, dated November 28, 2006, among Nash-Finch Company, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed November 28, 2006 (File No. 0-785)).
*10	.3	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (File No. 0-785)).
*10	.4	Form of Executive Retention Letter Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 21, 2005 (File No. 0-785)).
*10	.5	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 25, 2004 (File No. 333-115849)).
*10	.6	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.7	Nash-Finch Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121755)).
*10	.8	Nash-Finch Company 2000 Stock Incentive Plan (as amended February 22, 2005) (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed May 12, 2005 (File No. 333-124863)).
*10	.9	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.10	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards (incorporated by reference to Appendix I to our Proxy Statement for our Annual Meeting of Stockholders on May 10, 2005 (filed March 21, 2005) (File No. 0-785)).
*10	.11	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10	.12	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

Exhibit
No.		Description

*10	.13	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.14	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-785)).
*10	.15	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.16	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.17	Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121754)).
*10	.18	Nash-Finch Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).
*10	.19	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 (File No. 0-785)).
*10	.20	Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10	.21	Description of Nash-Finch Company 2005 Executive Incentive Program (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2005 (File No. 0-785)).
*10	.22	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.23	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Ron Marshall (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.24	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Bruce A. Cross (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.25	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 11, 2006 (File No. 0-785)).
*10	.26	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).
*10	.27	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).
*10	.28	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 18, 2006 (File No. 0-785)).
*10	.29	Letter Agreement between Nash-Finch Company and Robert B Dimond dated November 29, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 21, 2006 (File No. 0-785)).
12.1		Computation of Ratio of Earnings to Fixed Charges
21.1		Our subsidiaries (filed herewith).

Exhibit
No.	Description

23.1	Consent of Ernst & Young LLP (filed herewith).
24.1	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).
A copy of any of these exhibits will be furnished at a reasonable cost to any of our stockholder’s, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

NASH FINCH COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years Ended December 30, 2006, December 31, 2005 and January 1, 2005
(In thousands)

			Charged
	Balance at	Charged to	(Credited)				Balance
	Beginning	Costs and	to Other				at End
Description	of Year	Expenses	Accounts(a)		Deductions		of Year

52 weeks ended January 1, 2005:
Allowance for doubtful receivables(c)	$22,870	4,220	240		12,413	(b)	14,917
Provision for losses relating to leases on closed locations	6,442	4,871	—		2,278	(d)	9,035

	$29,312	9,091	240		14,691		23,952

52 weeks ended December 31, 2005:
Allowance for doubtful receivables(c)	$14,917	4,851	2,335	(e)	1,585	(b)	20,518
Provision for losses relating to leases on closed locations	9,035	203	1,421	(f)	3,021	(d)	7,638

	$23,952	5,054	3,756		4,606		28,156

52 weeks ended December 30, 2006:
Allowance for doubtful receivables(c)	$20,518	5,600	987		1,144	(b)	25,961
Provision for losses relating to leases on closed locations	7,638	7,871	—		1,894	(d)	13,615

	$28,156	13,471	987		3,038		39,576

(a)	Recoveries on accounts previously written off, unless noted otherwise

(b)	Accounts charged off

(c)	Includes current and non-current receivables

(d)	Net payments of lease obligations & termination fees

(e)	Includes acquisition of $2,103

(f)	Primarily relates to purchase accounting reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NASH-FINCH COMPANY

By	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 1, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Alec C. Covington Alec C. Covington, President and Chief Executive Officer (Principal Executive Officer)		/s/ Robert B. Dimond Robert B. Dimond, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William R. Voss* William R. Voss, Chairman of the Board		/s/ Allister P. Graham* Allister P. Graham, Director

/s/ Robert L. Bagby* Robert L. Bagby, Director		/s/ John H. Grunewald* John H. Grunewald, Director

/s/ Carole F. Bitter* Carole F. Bitter, Director		/s/ Douglas A. Hacker* Douglas A. Hacker, Director

/s/ Jerry L. Ford* Jerry L. Ford, Director		/s/ William H. Weintraub* William H. Weintraub, Director

/s/ Mickey P. Foret* Mickey P. Foret, Director

*By:	/s/ Kathleen M. Mahoney Kathleen M. Mahoney Kathleen M. Mahoney Attorney-in-fact

NASH-FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended December 30, 2006

Exhibit
No.	Description	Method of Filing

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005.	Incorporated by reference (IBR)
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985.	IBR
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987.	IBR
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002.	IBR
3.4	Nash-Finch Company Bylaws, as amended November 9, 2005.	IBR
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association).	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001.	IBR
4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035).	IBR
4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	IBR
10.1	Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.2	First Amendment to Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.3	Form of Change in Control Agreement.	IBR
10.4	Form of Executive Retention Letter Agreement.	IBR
10.5	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.6	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.7	Nash-Finch Company Deferred Compensation Plan.	IBR
10.8	Nash-Finch Company 2000 Stock Incentive Plan.	IBR
10.9	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan).	IBR
10.10	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards.	IBR
10.11	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.12	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.13	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan).	IBR
10.14	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision).	IBR

Exhibit
No.	Description	Method of Filing

10.15	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment.	IBR
10.16	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment.	IBR
10.17	Nash-Finch Company Director Deferred Compensation Plan.	IBR
10.18	Nash-Finch Company Supplemental Executive Retirement Plan.	IBR
10.19	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002.	IBR
10.20	Nash-Finch Company Performance Incentive Plan.	IBR
10.21	Description of Nash-Finch Company 2005 Executive Incentive Program.	IBR
10.22	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.23	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Ron Marshall.	IBR
10.24	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Bruce A. Cross.	IBR
10.25	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan)	IBR
10.26	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington	IBR
10.27	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington	IBR
10.28	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006	IBR
10.29	Letter Agreement between Nash-Finch Company and Robert B Dimond dated November 29, 2006	IBR
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed Electronically(E)
21.1	Our subsidiaries.	E
23.1	Consent of Ernst & Young LLP.	E
24.2	Power of Attorney.	E
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	E
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E
32.2	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	E