Form 10-Q
period 2007-03-24
NASH FINCH CO
filed 2007-05-01
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve weeks ended March 24, 2007
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑    No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of April 20, 2007, 13,406,288 shares of Common Stock of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Twelve Weeks Ended
	March 24,	March 25,
	2007	2006
Sales	$1,032,243	1,034,759
Cost of sales	941,522	942,340

Gross profit	90,721	92,419

Other costs and expenses:
Selling, general and administrative	66,559	70,336
Depreciation and amortization	9,082	9,702
Interest expense	5,595	6,067

Total other costs and expenses	81,236	86,105

Earnings before income taxes and cumulative effect of a change in accounting principle	9,485	6,314

Income tax expense	4,197	2,627

Net earnings before cumulative effect of a change in accounting principle	5,288	3,687

Cumulative effect of a change in accounting principle, net of income tax expense of $119 in 2006	—	169

Net earnings	$5,288	3,856

Net earnings per share:

Basic:
Net earnings before cumulative effect of a change in accounting principle	$0.39	0.28
Cumulative effect of a change in accounting principle, net of income tax expense	—	0.01

Net earnings per share	$0.39	0.29

Diluted:
Net earnings before cumulative effect of a change in accounting principle	$0.39	0.28
Cumulative effect of a change in accounting principle, net of income tax expense	—	0.01

Net earnings per share	$0.39	0.29

Declared dividends per common share	$0.180	0.180

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,437	13,349
Diluted	13,496	13,374
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 24,	December 30,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$863	958
Accounts and notes receivable, net	189,081	186,833
Inventories	258,645	241,875
Prepaid expenses and other	13,767	15,445
Deferred tax asset, net	18,507	11,942

Total current assets	480,863	457,053

Notes receivable, net	12,201	13,167
Property, plant and equipment:
Property, plant and equipment	619,522	620,555
Less accumulated depreciation and amortization	(406,718)	(400,750)

Net property, plant and equipment	212,804	219,805

Goodwill	215,174	215,174
Customer contracts and relationships, net	31,270	32,141
Investment in direct financing leases	5,345	6,143
Deferred tax asset, net	5,564	—
Other assets	10,602	10,820

Total assets	$973,823	954,303

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	3,830	3,776
Accounts payable	226,463	209,503
Accrued expenses	61,850	64,943

Total current liabilities	292,143	278,222

Long-term debt	299,472	313,985
Capitalized lease obligations	33,029	33,869
Deferred tax liability, net	—	4,214
Other liabilities	51,013	29,633
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,424 and 13,409 shares, respectively	22,373	22,348
Additional paid-in capital	54,704	53,697
Common stock held in trust	(2,051)	(2,051)
Deferred compensation obligations	2,051	2,051
Accumulated other comprehensive income	(4,702)	(4,582)
Retained earnings	226,290	223,416
Common stock in treasury, 21 and 21 shares, respectively	(499)	(499)

Total stockholders’ equity	298,166	294,380

Total liabilities and stockholders’ equity	$973,823	954,303

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Twelve Weeks Ended
	March 24,	March 25,
	2007	2006
Operating activities:
Net earnings	$5,288	3,856
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,082	9,702
Amortization of deferred financing costs	189	190
Amortization of rebatable loans	794	446
Provision for bad debts	566	783
Provision for lease reserves	(888)	451
Deferred income tax expense	153	630
Gain on sale of real estate and other	(138)	(300)
LIFO charge	808	462
Asset impairments	866	1,547
Share-based compensation	956	(187)
Cumulative effect of a change in accounting principle	—	(288)
Deferred compensation	92	(1,375)
Other	(52)	(476)
Changes in operating assets and liabilities
Accounts and notes receivable	(2,759)	18,740
Inventories	(17,579)	11,654
Prepaid expenses	1,810	(592)
Accounts payable	20,419	(7,827)
Accrued expenses	(3,249)	(2,495)
Income taxes payable	5,906	(1,196)
Other assets and liabilities	(49)	(372)

Net cash provided by operating activities	22,215	33,353

Investing activities:
Disposal of property, plant and equipment	612	2,405
Additions to property, plant and equipment	(1,748)	(2,042)
Loans to customers	(292)	(5,010)
Payments from customers on loans	456	374
Purchase of marketable securities	—	(9)
Sale of marketable securities	2	687
Corporate owned life insurance, net	(12)	(56)
Other	—	186

Net cash used in investing activities	(982)	(3,465)

Financing activities:
Payments of revolving debt	(14,500)	(17,600)
Dividends paid	—	(2,397)
Proceeds from exercise of stock options	10	110
Proceeds from employee stock purchase plan	255	253
Payments of long-term debt	(73)	(311)
Payments of capitalized lease obligations	(726)	(680)
Decrease in book overdraft	(6,297)	(8,738)
Tax benefit from exercise of stock options	3	26
Other	—	50

Net cash used by financing activities	(21,328)	(29,287)

Net increase (decrease) in cash and cash equivalents	(95)	601
Cash and cash equivalents:
Beginning of period	958	1,257

End of period	$863	1,858

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
March 24, 2007
Note 1 – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 30, 2006.
     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (Nash Finch) at March 24, 2007 and December 30, 2006, and the results of operations and changes in cash flows for the twelve weeks ended March 24, 2007 (first quarter 2007) and March 25, 2006 (first quarter 2006). Adjustments consist only of normal recurring items, except for any discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications have been reflected in the Consolidated Balance Sheets and Statements of Cash Flows for the first quarter ended March 24, 2007. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period presented.
Note 2 – Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $52.1 million and $51.3 million higher at March 24, 2007 and December 30, 2006, respectively. In first quarter 2007 we recorded LIFO charges of $0.8 million compared to $0.5 million for first quarter 2006.
Note 3 – Share-Based Compensation
     We account for share-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment – Revised 2000,” which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense of $1.0 million in our Consolidated Statements of Income for the twelve weeks ended March 24, 2007 versus income of $0.2 million for the twelve weeks ended March 25, 2006.
     In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. As such, during the first fiscal quarter of 2006, we recorded a cumulative effect for a change in accounting principle of $0.2 million in benefit, net of tax, as a result of estimating forfeitures for our Long-Term Incentive Program (LTIP).

     We have three stock incentive plans under which incentive stock options, non-qualified stock options and other forms of stock-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. The 1995 Director Stock Option Plan was terminated as of December 27, 2004 and participation in the 1997 Non-Employee Director Stock Compensation Plan was frozen as of December 31, 2004.
     Under the 2000 Stock Incentive Plan (“2000 Plan”), employees, non-employee directors, consultants and independent contractors may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses. No options have been granted since fiscal 2004. Option awards granted to employees prior to 2005 had commonly been non-qualified stock options, each with an exercise price equal to the fair market value of a share of our common stock on the date of grant and a term of 5 years, becoming exercisable in 20% increments 6, 12, 24, 36 and 48 months after the date of the grant.
     The following table summarizes information concerning outstanding and exercisable options as of March 24, 2007 (number of shares in thousands):

	Options Outstanding		Options Exercisable
		Weighted
	Number	Average	Number of	Weighted
Range of	of Options	Exercise	Options	Average
Exercise Prices	Outstanding	Price	Exercisable	Exercise Price

$17.35 – 17.95	29.9		23.6
24.55 – 35.36	82.6		65.6

	112.5	$26.63	89.2	$27.20

     Since 2005, awards have taken the form of performance units (including share units pursuant to our LTIP) and restricted stock units.
     Performance units were granted during 2005, 2006 and 2007 under the 2000 Stock Incentive Plan pursuant to our Long Term Incentive Plan. These units vest at the end of a three year performance period. The payout, if any, for units granted in 2005 will be determined by comparing our growth in “Consolidated EBITDA” (defined as in our senior secured credit agreement) and return on net assets (defined as net income divided by net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by us. The Long Term Incentive Plan was amended in 2006, and the payout, if any, for units granted in 2006 and 2007 will be determined on the basis described above with return on net assets defined as the weighted average of the return on net assets for the fiscal years during a Measurement Period, where the return on net assets for each such fiscal year shall be the quotient of (i) net income for such fiscal year divided by (ii) the average of the difference between total assets and current liabilities (excluding current maturities of long-term debt and capital lease obligations) determined as of the beginning and the end of such fiscal year. The performance units will pay out in shares of our common stock or cash, or a combination of both, at the election of the participant. Depending on our ranking among the companies in the peer group, a participant could receive a number of shares (or the cash value thereof) ranging from zero to 200% of the number of performance units granted. Because these units can be settled in cash or stock, compensation expense is recorded over the three year period and adjusted to market value each period.
     Awards to non-employee directors under the 2000 Plan began in 2004 and have taken the form of performance units, also referred to as restricted stock units, that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director in 2006 was determined by dividing $45,000 by the fair market value of a share of our common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of our common stock six months after the director’s service on our Board ends. The awards are expensed over the six month vesting period.

     We also maintain the 1999 Employee Stock Purchase Plan under which our employees may purchase shares of our common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of our common stock at the beginning or end of such offering period.
     During fiscal 2006 and the first quarter of fiscal 2007, restricted stock units (RSUs) were awarded to six of our executives, including Alec C. Covington, our President and Chief Executive Officer. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents.
     On February 27, 2007, Mr. Covington was granted a total of 152,500 RSUs under the Company’s 2000 Stock Incentive Plan. The new RSU grant replaces a previous grant of 100,000 performance units awarded to Mr. Covington when he joined the Company last year. The previous 100,000 unit grant has been cancelled. The new grant delivers additional equity in lieu of the cash “tax gross up” payment included in the previous award, therefore no cash outlay will be required by the Company. Vesting of the new RSU grant to Mr. Covington will occur over a four year period, assuming Mr. Covington’s continued employment with Nash Finch. However, Mr. Covington will not receive the stock until six months after the termination of his employment, whenever that may occur.
     On January 2, 2007, we granted Robert B. Dimond, Executive Vice President, Chief Financial Officer and Treasurer a total of 75,000 performance units, 37,500 of which vest in one-third increments on each of the first three anniversaries of the grant date and 37,500 of which vest on the fifth anniversary of the date of grant.
     The following table summarizes activity in our share-based compensation plans during the fiscal quarter ended March 24, 2007:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock	Restriction/
	Stock	Option	Awards/	Vesting
	Option	Price Per	Performance	Period
(In thousands, except per share amounts)	Shares	Share	Units	(Years)

Outstanding at December 30, 2006	124.8	$26.68	618.9	2.1
Granted	—		360.2
Exercised/restrictions lapsed	(0.6)		—
Forfeited/cancelled	(11.7)		(103.9)

Outstanding at March 24, 2007	112.5	$26.63	875.2	2.2

Exercisable/unrestricted at December 30, 2006	97.0	$27.33	171.2

Exercisable/unrestricted at March 24, 2007	89.2	$27.20	171.2

     The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $29.61 during the first quarter of fiscal 2007 versus $30.07 during the first quarter of 2006. Awards under our LTIP, which is a liability award re-measured at each balance sheet date, are not included in these values.
Note 4 – Other Comprehensive Income
     Other comprehensive income consists of market value adjustments to reflect available-for-sale securities and derivative instruments at fair value, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     During the quarter ended March 25, 2006 all interest rate and commodity swap agreements were designated as cash flow hedges and were reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income. For the quarter ended March 24, 2007 all interest rate swap agreements were designated as cash flow hedges, and accounted for consistent to the prior year. At March 24, 2007 our only outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS No. 133, therefore changes in fair value of the commodity swap agreement were recognized in earnings. All investments in available-for-sale securities held by us are amounts held in a rabbi trust in connection with the deferred compensation arrangement described below and are included in other assets on the Consolidated Balance Sheet. The components of comprehensive income are as follows:

	First Quarter Ended
	March	March
(In thousands)	24, 2007	25, 2006

Net earnings	$5,288	3,856
Change in fair value of available-for-sale securities, net of tax	—	(3)
Change in fair value of derivatives, net of tax	(120)	77

Comprehensive income	$5,168	3,930

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
Note 5 – Long-term Debt and Bank Credit Facilities
     Total debt outstanding was comprised of the following:

	March 24,	December 30,
(In thousands)	2007	2006

Senior secured credit facility:
Revolving credit	$1,800	—
Term Loan B	143,700	160,000
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	3,790	3,790
Notes payable and mortgage notes, 7.95% to 8.00% due in various installments through 2013	667	741

Total debt	300,044	314,618
Less current maturities	(572)	(633)

Long-term debt	$299,472	313,985

Senior Secured Credit Facility
     Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be utilized for loans, and up to $40.0 million of which may be utilized for letters of credit, and a $143.7 million Term Loan B. The Term Loan B portion of the facility was $160.0 million as of December 30, 2006 of which $16.3 million was permanently paid down during the first quarter of 2007. The facility is secured by a security interest in substantially all of our assets that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the facility bear interest at the Eurodollar rate or the prime rate, plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The margin spread and the commitment commission is reset quarterly based on movement of a leverage ratio defined by the agreement. At March 24, 2007 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively, and the unused commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. At March 24, 2007, $104.9 million was available under the revolving line of credit after giving effect to outstanding borrowings and to $18.3 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

Senior Subordinated Convertible Debt
     To finance a portion of the acquisition of distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. See our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional information.
Note 6 – Special Charge
     In fiscal 2004, we closed 18 retail stores and sought purchasers for our three Denver area AVANZA stores. As a result of these actions, we recorded net charges of $34.9 million reflected in a “Special charges” line within the Consolidated Statements of Income.
     In fiscal 2005, we decided to continue to operate the three Denver area AVANZA stores and therefore recorded a reversal of $1.5 million of the special charge related to the stores. Partially offsetting this reversal was a $0.2 million change in estimate for one other property.
     In fiscal 2006, we recorded additional charges, related to two properties included in the special charge, of $5.5 million to write down capitalized leases and $0.9 million to reserve for lease commitments as a result of lower than originally estimated sublease income. Additionally, we reversed $0.2 million of a previously recorded charge to change an estimate for another property.
     Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write-
	Down of	Write-Down			Other
	Tangible	of Intangible	Lease		Exit
(In thousands)	Assets	Assets	Commitments	Severance	Costs	Total

Initial net charge accrual	$21,485	1,072	11,636	86	588	34,867
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701

Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance December 31, 2005	—	—	7,683	—	172	7,855

Change in estimates	5,516	—	737	—	—	6,253
Used in 2006	(5,516)	—	(2,087)	—	(76)	(7,679)

Balance December 30, 2006	—	—	6,333	—	96	6,429

Change in estimates	—	—	—	—	—	—
Used in 2007	—	—	(186)	—	—	(186)

Balance March 24, 2007	$—	—	6,147	—	96	6,243

     As of March 24, 2007, we believe the remaining reserves are adequate.
Note 7 – Guarantees
     We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($7.8 million as of March 24, 2007), which would be due in accordance with the underlying agreements.
     We entered into a new debt guarantee in first quarter 2007 with a food distribution customer that is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness of Others,”(FIN 45) which provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantee is $3.0 million, which is included in the $7.8 million total referenced above. The maximum amount of the guarantee is reduced annually during the approximate five-year term of the agreement, and is secured by a personal guarantee from the affiliated customer. The initial liability was recorded at fair value, and is immaterial to the accompanying financial statements. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of FIN 45.
     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $12.8 million as of March 24, 2007.
Note 8 – Income Taxes
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) is currently examining our U.S. income tax returns for 2004 and 2005. The examination commenced in the third quarter of 2006 and is expected to be completed in 2007.
     During the next 12 months, the Company intends to file various reports to settle various tax liabilities related to open tax years. The Company also expects various statutes of limitation to expire during the year. Due to the uncertain response of the taxing authorities, a range of outcomes cannot be reasonably estimated at this time.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on December 31, 2006. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the December 31, 2006 balance of retained earnings. The total amount of unrecognized tax benefits was $21.8 million at December 31, 2006 million and increased $0.5 million during the first quarter of 2007. The total amount of tax benefits that, if recognized, would impact the effective tax rate was $3.1 million at December 31, 2006 and increased by $0.2 million during the first quarter of 2007.
     We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $3.7 million for the payment of interest and penalties accrued at December 31, 2006. During first quarter of fiscal year 2007, we recognized $0.3 million in interest and penalties in income tax expense.

Note 9 – Pension and Other Postretirement Benefits
     The following table presents the components of our pension and postretirement net periodic benefit cost for the first quarter ended March 24, 2007 and March 25, 2006:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006

Interest cost	$585	566	14	25
Expected return on plan assets	(576)	(586)	—	—
Amortization of prior service cost	(4)	(4)	(161)	(110)
Recognized actuarial loss	59	77	(2)	(1)

Net periodic benefit cost	$64	53	(149)	(86)

     Weighted-average assumptions used to determine net periodic benefit cost for the first quarter ended March 24, 2007 and March 25, 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Weighted-average assumptions:
Discount rate	6.00%	5.50%	6.00%	5.50%
Expected return on plan assets	7.00%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
     Total contributions to our pension plan in 2007 are expected to be $1.6 million.
Note 10– Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter Ended
	March 24,	March 25,
(In thousands, except per share amounts)	2007	2006

Net earnings	$5,288	3,856

Net earnings per share-basic:
Weighted-average shares outstanding	13,437	13,349

Net earnings per share-basic	$0.39	0.29

Net earnings per share-diluted:
Weighted-average shares outstanding	13,437	13,349
Dilutive impact of options	2	—
Shares contingently issuable	57	25

Weighted-average shares and potential dilutive shares outstanding	13,496	13,374

Net earnings per share-diluted	$0.39	0.29

Anti-dilutive options excluded from calculation (weighted-average amount for period)	63	81

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
     Performance units granted during 2005, 2006 and 2007 under the 2000 Plan for the LTIP will pay out in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. Other performance and restricted stock units granted during 2006 and 2007 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested restricted units are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share only if the performance criteria are met as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.
Note 11 – Segment Reporting
     We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments. Our food distribution segment consists of 16 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers. The military segment consists primarily of two distribution centers that distribute products exclusively to military commissaries and exchanges. The retail segment consists of corporate-owned stores that sell directly to the consumer.
     A summary of the major segments of the business is as follows:

	First Quarter Ended
	March 24, 2007			March 25, 2006
	Sales			Sales
	from	Inter-		from	Inter-
	external	segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$614,786	66,919	18,180	620,476	77,608	17,841
Military	281,807	—	9,472	262,845	—	8,747
Retail	135,650	—	4,821	151,438	—	4,272
Eliminations	—	(66,919)	—	—	(77,608)	—

Total	$1,032,243	—	32,473	1,034,759	—	30,860

	First Quarter Ended
	March 24,	March
(In thousands)	2007	25, 2006

Total segment profit	$32,473	30,860
Unallocated amounts:
Adjustment of inventory to LIFO	(808)	(462)
Unallocated corporate overhead	(22,180)	(24,084)

Earnings before income taxes and cumulative effect of a change in accounting principle	$9,485	6,314

Note 12 – Subsequent Event
     On April 25, 2007, the Company announced that it will discontinue its supply relationship with Martin’s Super Markets based in South Bend, Indiana. Sales to Martin’s Super Markets from our Westville, Indiana distribution center were approximately $153.0 million during fiscal 2006. It is anticipated that the transition of supply will be completed in the second or third quarter of 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Information and Cautionary Factors
     This report contains forward-looking statements that relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe” or “plan,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:
•	the success or failure of strategic plans, new business ventures or initiatives;

•	the effect of competition on our distribution, military and retail businesses;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	risks entailed by acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;

•	credit risk from financial accommodations extended to customers;

•	general sensitivity to economic conditions, including volatility in energy prices and food commodities;

•	future changes in market interest rates;

•	our ability to identify and execute plans to expand our food distribution operations;

•	changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;

•	adverse determinations or developments with respect to the litigation or SEC inquiry discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006;

•	changes in consumer spending, buying patterns or food safety concerns; and

•	unanticipated problems with product procurement.
     A more detailed discussion of many of these factors is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. You should carefully consider each of these factors and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (SEC).
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
     Our retail segment operated 62 corporate-owned stores primarily in the Upper Midwest as of March 24, 2007. Primarily due to intensely competitive conditions in which supercenters and other alternative formats compete for price conscious customers, same store sales in our retail business have declined since 2002, although the declines have moderated in more recent periods. As a result, we closed or sold 25 retail stores in 2004, nine retail stores in 2005 and 16 retail stores in 2006. There have been no stores sold or closed during 2007. We are taking and expect to take further initiatives of varying scope and duration with a view toward improving our response to and performance under these difficult competitive conditions. Our strategic initiatives are designed to provide steps to create value within our organization. These steps include designing and reformatting our base of retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and additional goodwill impairment associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.

Results of Operations
Twelve Weeks Ended March 24, 2007 Compared to Twelve Weeks Ended March 25, 2006.
Sales
     The following tables summarize our sales activity for the twelve weeks ended March 24, 2007 (first quarter 2007) compared to the twelve weeks ended March 25, 2006 (first quarter 2006):

	First quarter 2007		First quarter 2006		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$614,786	59.6%	620,476	60.0%	(5,690)	(0.9%)
Military	281,807	27.3%	262,845	25.4%	18,962	7.2%
Retail	135,650	13.1%	151,438	14.6%	(15,788)	(10.4%)

Total Sales	$1,032,243	100.0%	1,034,759	100.0%	(2,516)	(0.2%)

     The decrease in first quarter 2007 food distribution sales versus the same period in 2006 was primarily attributable to the annualized impact of lost customer sales in 2006 that have not yet been fully offset by new account gains achieved. In addition, sales to our existing customer base have also declined relative to 2006. Reduced food distribution sales in first quarter 2007 of $5.7 million period compared to first quarter 2006 is an improvement from decreased year-over-year sales for the segment category in the third and fourth quarters of 2006 of $25.1 million and $18.4 million, respectively.
     Military segment sales were up 7.2% during the first quarter 2007 compared to the same period in 2006. The sales increases reflect stronger sales both domestically and overseas. Export sales have benefited from troop redeployment delays, whereas the domestic sales increase reflects increased product line offerings that have resulted in new sales volumes. Domestic and overseas sales represented the following percentages of military segment sales:

	First quarter
	2007	2006

Domestic	70.5%	71.5%
Overseas	29.5%	28.5%
     The decrease in retail sales in the quarterly comparison is primarily attributable to the closure of 9 stores since the end of the first quarter of 2006. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 0.3% in the first quarter of 2007 compared to the same period in 2006. This decline continues to reflect a difficult competitive environment in which supercenters and other alternative formats compete for price conscious consumers. The decline in same store sales has continued to show improvement, marking the sixth consecutive quarter the year-to-date comparable sales percentage has improved from the preceding quarter.
     During the first quarters of fiscal 2007 and 2006, our corporate store count changed as follows:

	First quarter	First quarter
	2007	2006
Number of stores at beginning of period	62	78
Closed or sold stores	—	(7)

Number of stores at end of period	62	71

Gross Profit
     Gross profit was 8.8% of sales for first quarter 2007 compared to 8.9% of sales for the comparable prior year period. The decrease in gross profit in the 2007 periods was primarily due to a higher percentage of overall 2007 sales occurring in the food distribution and military segments and lower percent in the retail segment, which historically has a higher gross profit margin. The decline in gross profit attributable to this shift was approximately 0.3% in first quarter 2007. Partially offsetting the sales shift among segment categories was the year-over-year improvement of the transitional warehousing and transportation costs associated with the 2005 acquisition of distribution centers impacting first quarter 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) for first quarter 2007 were 6.4% of sales compared to 6.8% for first quarter 2006. SG&A expenses as a percentage of sales in the 2007 periods benefited from the fact that our retail segment, which has higher SG&A expenses than our food distribution and military segments, represented a smaller percentage of our total sales in 2007. The decline in SG&A expense attributable to this shift was approximately 0.3% of sales in first quarter 2007.
Depreciation and Amortization Expense
     Depreciation and amortization expense for first quarter 2007 decreased $0.6 million compared to the same period last year. The decrease was primarily due to reduced depreciation and amortization expense for fixtures and equipment, capital leases and vehicles. The depreciation and amortization year-over-year decrease for the first quarter included a $0.4 million reduction in the retail segment, which included the closure of 9 stores since the end of the first quarter of 2006.
Interest Expense
     Interest expense decreased to $5.6 million in the first quarter 2007 from $6.1 million in the same period in 2006. Average borrowing levels decreased from $426.3 million during the first quarter 2006 to $361.8 million during the first quarter 2007, primarily due to decreases in revolving credit levels under our bank credit facility. The effective interest rate was 6.2% for the first quarter of 2007 as compared to 6.0% for the first quarter of 2006. The increase in the effective interest rate reflected the impact of rising interest rates on variable rate debt partially offset by the impact of interest rate swaps.
Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 44.2% and 41.6% for first quarter 2007 and 2006, respectively.
Net Earnings /Loss
     Net earnings for first quarter 2007 were $5.3 million, or $0.39 per diluted share, as compared to net earnings of $3.9 million, or $0.29 per diluted share, in first quarter 2006. The first quarter 2006 net earnings included a $0.2 million net of tax, or $0.01 per diluted share, favorable adjustment for the cumulative effect of an accounting change related to the adoption of SFAS No. 123(R), “Share-Based Payment — Revised 2004.”

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	First Quarter Ended
	March 24,	March 25,	Increase/
(In thousands)	2007	2006	(Decrease)

Net cash provided by operating activities	$22,215	33,353	(11,138)
Net cash used in investing activities	(982)	(3,465)	2,483
Net cash used by financing activities	(21,328)	(29,287)	7,959

Net change in cash and cash equivalents	$(95)	601	(696)

     Cash flows from operating activities decreased $11.1 million in first quarter 2007 as compared to first quarter 2006. Decreased cash provided from operating activities included an increase in accounts and notes receivable levels of approximately $2.8 million in 2007, compared to a decrease of $18.7 million in the first quarter of 2006. The decrease in accounts receivable balances during the first quarter of 2006 is attributable to the implementation of more effective receivables management processes. The decrease in cash provided from operating activities also included higher inventory, which was partially offset by increased accounts payable.
     Net cash used for investing activities decreased by $2.5 million for the year-to-date 2007 period as compared to the same period last year. The most significant factor for the year-over-year variance was new loans to customers, with cash used of $0.3 million in first quarter 2007 compared to $5.0 million in first quarter 2006.
     Cash used by financing activities decreased by $8.0 million in the first quarter 2007 compared to first quarter 2006. The decrease in cash used by financing activities included a $3.1 million net decrease in revolving debt payments/proceeds, when comparing cash flow activity from first quarter 2007 to the comparable period in 2006. The year-over-year quarterly decrease also included a timing difference associated with the payment of the regular quarterly cash dividend of $2.4 million, which was paid in first quarter 2006. There was no cash dividend paid during the first quarter of 2007 as the dividend, which was 18 cents per share of common stock for each year, was paid during our second quarter 2007 to shareholders of record at the close of business on March 16, 2007.
     During the remainder of fiscal 2007, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to further reduce our debt, with temporary draws on our revolving credit line during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.
Senior Secured Credit Facility
     Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be utilized for loans, and up to $40.0 million of which may be utilized for letters of credit, and a $143.7 million Term Loan B. The Term Loan B portion of the facility was $160.0 million as of December 30, 2006 of which $16.3 million was permanently paid down during the first quarter of 2007. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin spreads and the commitment commission are reset quarterly based on changes to our total leverage ratio defined by the applicable credit agreement. At March 24, 2007 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively, and the unused commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. The credit facility requires us to hedge a certain portion of such borrowings through the use of interest rate swaps, as we have done historically. At March 24, 2007, credit availability under the senior secured credit facility was $104.9 million.

     Our senior secured credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility is of material importance to our ability to fund our capital and working capital needs. The credit agreement governing the credit facility contains various restrictive covenants, compliance with which is essential to continued credit availability. Among the most significant of these restrictive covenants are financial covenants which require us to maintain predetermined ratio levels related to interest coverage and leverage. These ratios are based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that is defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs, asset impairments and share-based compensation), less cash payments made during the current period on certain non-cash charges recorded in prior periods. In addition, for purposes of determining compliance with prescribed leverage ratios and adjustments in the credit facility’s margin spread and commitment commission, Consolidated EBITDA is calculated on a pro forma basis that takes into account all permitted acquisitions that have occurred since the beginning of the relevant four quarter computation period. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants. In addition, the credit agreement requires us to maintain predetermined ratio levels related to working capital coverage (the ratio of the sum of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus up to $60 million of additional secured indebtedness permitted to be issued under the new credit agreement).
     The financial covenants specified in the credit agreement, as amended, vary over the term of the credit agreement and can be summarized as follows:

For The Fiscal
Periods Ending
Financial Covenants	Closest to	Required Ratio

Interest Coverage Ratio	12/31/04 through 9/30/07	3.50:1.00	(minimum)
	12/31/07 and thereafter	4.00:1.00

Total Leverage Ratio	12/31/04 through 9/30/06	3.50:1.00	(maximum)
	12/31/06 through 3/31/07	3.75:1.00
	6/30/07 through 9/30/07	3.50:1.00
	12/31/07 and thereafter	3.00:1.00

Senior Secured Leverage Ratio	12/31/04 through 9/30/06	2.75:1.00	(maximum)
	12/31/06 through 9/30/07	2.50:1.00
	12/31/07 and thereafter	2.25:1.00

Working Capital Ratio	12/31/05 through 9/30/08	1.75:1.00	(minimum)
	Thereafter	2.00:1.00
     As of March 24, 2007, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.50:1.00 (minimum)	4:07:1.00
Total Leverage Ratio (2)	3.75:1.00 (maximum)	3.24:1.00
Senior Secured Leverage Ratio (3)	2.50:1.00 (maximum)	1:40:1.00
Working Capital Ratio (4)	1.75:1.00 (minimum)	3:07:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.

     Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.
     The following is a summary of the calculation of Consolidated EBITDA for the trailing four quarters ended March 24, 2007 and March 25, 2006 (amounts in thousands):

	2006	2006	2006	2007	Rolling
	Qtr 2	Qtr 3	Qtr 4	Qtr 1	4 Qtr
Earnings (loss) from continuing operations before income taxes	$7,733	(6,287)	(25,253)	9,485	(14,322)
Interest expense	6,120	7,906	6,551	5,595	26,172
Depreciation and amortization	9,617	12,685	9,447	9,082	40,831
LIFO charge	461	1,590	117	808	2,976
Closed store lease costs	1,327	4,455	2,675	(888)	7,569
Goodwill impairment	—	—	26,419	—	26,419
Asset impairments	3,247	2,522	4,127	866	10,762
Losses (gains) on sale of real estate	(1,225)	25	37	—	(1,163)
Share-based compensation	634	233	486	956	2,309
Subsequent cash payments on non-cash charges	(656)	(1,862)	(686)	(700)	(3,904)
Special Charges	—	6,253	—	—	6,253

Total Consolidated EBITDA	$27,258	27,520	23,920	25,204	103,902

	2005	2005	2005	2006	Rolling
	Qtr 2	Qtr 3	Qtr 4	Qtr 1	4 Qtr
Earnings from continuing operations before income taxes	$16,041	18,100	21,364	6,314	61,819
Interest expense	6,578	7,919	6,048	6,067	26,612
Depreciation and amortization	10,614	14,357	10,376	9,702	45,049
LIFO charge (benefit)	828	(229)	(452)	462	609
Closed store lease costs	—	216	(191)	902	927
Asset impairments	2,089	1,772	851	1,547	6,259
Losses (gains) on sale of real estate	(541)	(556)	(2,600)	33	(3,664)
Share-based compensation	536	488	14	(187)	851
Subsequent cash payments on non-cash charges	(652)	(752)	(2,690)	(808)	(4,902)
Special charges	(1,296)	—	—	—	(1,296)

Total Consolidated EBITDA	$34,197	41,315	32,720	24,032	132,264

     The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.
     Our contractual obligations and commercial commitments are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations and Commercial Commitments.” There have been no material changes to our contractual obligations and commercial commitments during the first quarter ended March 24, 2007.
     Senior Subordinated Convertible Debt
     We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. See our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional information.

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
     The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with SFAS No. 133 in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.
     Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At March 24, 2007, we had four outstanding interest rate swap agreements with notional amounts totaling $90.0 million, which commence and expire as follows (dollars in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

20,000	12/13/2005	12/13/2007	4.737%
30,000	12/13/2006	12/13/2007	4.100%
20,000	12/13/2006	12/13/2007	4.095%
20,000	12/13/2006	12/13/2007	4.751%
     At March 25, 2006 we had seven outstanding interest rate swap agreements with notional amounts totaling $185.0 million. Three of those agreements with notional amounts totaling $95.0 million expired on December 13, 2006.
     We use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. At March 24, 2007, our one outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS No. 133. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense. During first quarter 2007 a $0.3 million gain on the commodity swap agreement was recorded as a reduction to cost of sales. The commodity swap agreement will commence and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate

145,000 gallons/month	2/1/2007	2/29/2008	$1.65	/gallon
     In addition to the previously discussed interest rate and commodity swap agreements, we entered into a fixed price fuel supply agreement in the first quarter of 2007 to support our food distribution segment. The agreement requires us to purchase a total of 168,000 gallons per month at prices ranging from $2.28 to $2.49 per gallon. The term of the agreement began on February 1, 2007 and will end on December 31, 2007. The fixed price fuel agreement qualifies for the “normal purchase” exception under SFAS No. 133, therefore the fuel purchases under this contract are expensed as incurred as an increase to cost of sales.

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
Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the quarter ended March 24, 2007, other than the adoption of FIN 48 discussed below.
Recently Adopted and Proposed Accounting Standards
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On December 31, 2006 we adopted the recognition and disclosure provisions of FIN 48. Please refer to “Note 8 – Income Taxes” in the accompanying financial statements for additional information regarding the impact of our adoption of FIN 48.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. On December 30, 2006 we adopted the recognition and disclosure provisions of SFAS 158, which did not have a material impact on our consolidated financial condition. See Part II, Item 8, Note 17 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for further discussion on the effect of adopting SFAS 158.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008. We are currently evaluating what effect the adoption of SFAS 159 will have on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time to time to manage our exposure to changes in interest rates and diesel fuel prices. (See Part II, Item 7 of our December 30, 2006 Form 10-K and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).
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

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     There have been no material changes to the legal proceedings described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. We are also engaged from time to time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.
ITEM 1A. Risk Factors
     There have been no material changes in our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
     None.
ITEM 5. Other Information
     Retirement of Chairman Emeritus. At the February 27, 2007 meeting of the Board of Directors of the Company, the Board nominated Alec C. Covington and Mickey P. Foret to stand for re-election to the Board at the Company’s next annual meeting of stockholders, which is currently scheduled to be held on May 15, 2007. In addition, our Chairman Emeritus, Allister P. Graham, will retire from the Board upon the expiration of his current term at the annual meeting and, accordingly, is not standing for re-election.
     Dividend. During the first quarter of 2007 the board of directors declared a regular quarterly cash dividend of 18 cents per share of common stock. The dividend was paid during our second quarter 2007 to shareholders of record at the close of business on March 16, 2007.

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description
10.1	Amendment to the Letter Agreement between Nash-Finch Company and Alec C. Covington dated February 27, 2007 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007 (File No. 0-785).

10.2	Restricted Stock Unit Award Agreement between the Company and Alec C. Covington dated February 27, 2007

10.3	Form of Change in Control Agreement incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 1, 2007 (File No. 0-785).

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: May 1, 2007	By	/s/ Alec C. Covington

Alec C. Covington
President and Chief Executive Officer

Date: May 1, 2007	By	/s/ Robert B. Dimond

Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended March 24, 2007

Exhibit		Method of
No.	Item	Filing
10.1	Amendment to the Letter Agreement between Nash-Finch Company and Alec C. Covington dated February 27, 2007	Incorporated by reference

10.2	Restricted Stock Unit Award Agreement between the Company and Alec C. Covington dated February 27, 2007	Filed herewith

10.3	Form of Change in Control Agreement	Incorporated by reference

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith