Form 10-Q
period 2007-06-16
NASH FINCH CO
filed 2007-07-19
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the twelve weeks ended June 16, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of July 13, 2007, 13,462,788 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 16,	June 17,	June 16,	June 17,
	2007	2006	2007	2006

Sales	$1,063,974	1,070,764	$2,096,217	2,105,523
Cost of sales	967,892	974,249	1,909,414	1,916,589

Gross profit	96,082	96,515	186,803	188,934

Other costs and expenses:
Selling, general and administrative	65,488	73,045	132,047	143,381
Special charges	(1,282)	—	(1,282)	—
Depreciation and amortization	8,901	9,617	17,983	19,319
Interest expense	5,671	6,120	11,266	12,187

Total other costs and expenses	78,778	88,782	160,014	174,887

Earnings before income taxes and cumulative effect of a change in accounting principle	17,304	7,733	26,789	14,047

Income tax expense	7,697	3,603	11,894	6,230

Net earnings before cumulative effect of a change in accounting principle	9,607	4,130	14,895	7,817

Cumulative effect of a change in accounting principle, net of income tax expense of $119 in 2006	—	—	—	169

Net earnings	$9,607	4,130	$14,895	7,986

Net earnings per share:

Basic:
Net earnings before cumulative effect of a change in accounting principle	$0.71	0.31	$1.11	0.59
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	—	0.01

Net earnings per share	$0.71	0.31	$1.11	0.60

Diluted:
Net earnings before cumulative effect of a change in accounting principle	$0.70	0.31	$1.10	0.59
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	—	0.01

Net earnings per share	$0.70	0.31	$1.10	0.60

Declared dividends per common share	$0.180	0.180	$0.360	0.360

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,492	13,366	13,465	13,357
Diluted	13,630	13,377	13,563	13,375
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 16,	December 30,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,334	958
Accounts and notes receivable, net	179,327	186,833
Inventories	259,804	241,875
Prepaid expenses and other	13,291	15,445
Deferred tax asset, net	12,660	11,942

Total current assets	466,416	457,053

Notes receivable, net	11,325	13,167
Property, plant and equipment:
Property, plant and equipment	619,448	620,555
Less accumulated depreciation and amortization	(412,397)	(400,750)

Net property, plant and equipment	207,051	219,805

Goodwill	215,174	215,174
Customer contracts and relationships, net	30,400	32,141
Investment in direct financing leases	5,241	6,143
Deferred tax asset, net	8,601	—
Other assets	10,514	10,820

Total assets	$954,722	954,303

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$3,858	3,776
Accounts payable	204,527	209,503
Accrued expenses	67,337	64,943

Total current liabilities	275,722	278,222

Long-term debt	288,478	313,985
Capitalized lease obligations	32,224	33,869
Deferred tax liability, net	—	4,214
Other liabilities	50,171	29,633
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,480 and 13,409 shares, respectively	22,467	22,348
Additional paid-in capital	57,636	53,697
Common stock held in trust	(2,074)	(2,051)
Deferred compensation obligations	2,074	2,051
Accumulated other comprehensive income	(4,782)	(4,582)
Retained earnings	233,305	223,416
Common stock in treasury, 21 and 21 shares, respectively	(499)	(499)

Total stockholders’ equity	308,127	294,380

Total liabilities and stockholders’ equity	$954,722	954,303

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Twenty-Four Weeks Ended
	June 16,	June 17,
	2007	2006
Operating activities:
Net earnings	$14,895	7,986
Adjustments to reconcile net earnings to net cash provided by operating activities:
Special charges	(1,282)	—
Depreciation and amortization	17,983	19,319
Amortization of deferred financing costs	377	380
Amortization of rebatable loans	1,446	1,006
Provision for bad debts	873	3,435
Provision for lease reserves	(63)	1,295
Deferred income tax expense	2,963	1,140
Gain on sale of real estate and other	(319)	(1,784)
LIFO charge	1,615	923
Asset impairments	1,141	4,794
Share-based compensation	2,540	447
Cumulative effect of a change in accounting principle	—	(288)
Deferred compensation	362	(1,307)
Other	(60)	(532)
Changes in operating assets and liabilities:
Accounts and notes receivable	6,856	7,809
Inventories	(19,545)	21,611
Prepaid expenses	2,630	691
Accounts payable	649	5,739
Accrued expenses	(1,179)	(4,947)
Income taxes payable	8,468	(2,152)
Other assets and liabilities	(283)	(736)

Net cash provided by operating activities	40,067	64,829

Investing activities:
Disposal of property, plant and equipment	2,259	5,112
Additions to property, plant and equipment	(5,804)	(8,460)
Loans to customers	(433)	(5,524)
Payments from customers on loans	755	1,021
Purchase of marketable securities	—	(233)
Sale of marketable securities	2	920
Corporate owned life insurance, net	(123)	(208)
Other	—	(179)

Net cash used in investing activities	(3,344)	(7,551)

Financing activities:

Payments of revolving debt	(25,300)	(35,600)
Dividends paid	(4,834)	(4,798)
Proceeds from exercise of stock options	1,638	288
Proceeds from employee stock purchase plan	255	253
Payments of long-term debt	(319)	(653)
Payments of capitalized lease obligations	(1,451)	(1,361)
Decrease in book overdraft	(6,590)	(6,556)
Tax benefit from exercise of stock options	254	58
Other	—	267

Net cash used by financing activities	(36,347)	(48,102)

Net increase in cash and cash equivalents	376	9,176
Cash and cash equivalents:
Beginning of year	958	1,257

End of period	$1,334	10,433

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
June 16, 2007
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
     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (Nash Finch) at June 16, 2007 and December 30, 2006, the results of operations for the twelve and twenty-four weeks ended June 16, 2007 and June 17, 2006 and changes in cash flows for the twenty-four weeks ended June 16, 2007 and June 17, 2006. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications have been reflected in the accompanying unaudited consolidated financial statements for the second quarter and year-to-date periods ended June 16, 2007. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period presented.
Note 2 — Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $52.9 million and $51.3 million higher at June 16, 2007 and December 30, 2006, respectively. In the second quarter of 2007 we recorded LIFO charges of $0.8 million compared to $0.5 million for second quarter 2006. Year-to-date LIFO charges recorded were $1.6 million and $1.0 million, respectively, at June 16, 2007 and June 17, 2006.
Note 3 — Share-Based Compensation
     We account for share-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised,” which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense in our Consolidated Statements of Income of $1.6 and $2.5 million, respectively, for the twelve and twenty-four weeks ended June 16, 2007, versus expense of $0.6 and $0.4 million for the twelve and twenty-four weeks ended June 17, 2006.
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

     We have three stock incentive plans under which incentive stock options, non-qualified stock options and other forms of stock-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. The 1995 Director Stock Option Plan was terminated as of December 27, 2004 and participation in the 1997 Non-Employee Director Stock Compensation Plan (“1997 Director Plan”) was frozen as of December 31, 2004.
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
     The following table summarizes information concerning outstanding and exercisable options under the 1997 Director Plan and 2000 Plan as of June 16, 2007 (number of shares in thousands):

	Options Outstanding		Options Exercisable
	Number	Weighted	Number of	Weighted
Range of	of Options	Average	Options	Average
Exercise Prices	Outstanding	Exercise Price	Exercisable	Exercise Price

$17.35 – 17.95	24.8		18.8
24.55 – 35.36	31.5		16.5

	56.3	$24.02	32.3	$23.72

     Since 2005, awards have taken the form of performance units (including share units pursuant to our LTIP) and restricted stock units.
     Performance units were granted during 2005, 2006 and 2007 under the 2000 Stock Incentive Plan pursuant to our Long Term Incentive Plan. These units vest at the end of a three year performance period. The payout, if any, for units granted in 2005 will be determined by comparing our growth in “Consolidated EBITDA” (defined as in our senior secured credit agreement) and return on net assets (defined as net income divided by the sum of net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by us. The Long Term Incentive Plan was amended in 2006, and the payout, if any, for units granted in 2006 will be determined on the basis described above with return on net assets defined as the weighted average of the return on net assets for the fiscal years during a Measurement Period, where the return on net assets for each such fiscal year shall be the quotient of (i) net income for such fiscal year divided by (ii) the average of the difference between total assets and current liabilities (excluding current maturities of long-term debt and capital lease obligations) determined as of the beginning and the end of such fiscal year. The Long Term Incentive Plan was further amended in 2007, and the payout, if any, for units granted in 2007 will be determined on the basis described above with free cash flow (defined as cash provided from operations less capital expenditures for property, plant and equipment) replacing the return on net assets. The performance units will pay out in shares of our common stock or cash, or a combination of both, at the election of the participant. Depending on our ranking among the companies in the peer group for the 2005 and 2006 awards, a participant could receive a number of shares (or the cash value thereof) ranging from zero to 200% of the number of performance units granted. For the 2007 awards, a participant could receive a number of shares (or the cash value thereof) ranging from zero to 200% of the number of performance units granted depending on our ranking among the peer group for EBITDA and our free cash flow (as a percent of net assets) versus targets approved by the Board of Directors. Because these units can be settled in cash or stock, compensation expense is recorded over the three year period and adjusted to market value each period.
     Awards to non-employee directors under the 2000 Plan began in 2004 and have taken the form of restricted stock units that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director in 2006 was determined by dividing $45,000 by the fair market value of a share of our common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of our common stock six months after the director’s service on our Board ends. The awards are expensed over the six month vesting period.
     We also maintain the 1999 Employee Stock Purchase Plan under which our employees may purchase shares of our common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of our common stock at the beginning or end of such offering period.
     During fiscal 2006 and the first two quarters of fiscal 2007, restricted stock units (RSUs) were awarded to ten of our executives, including Alec C. Covington, our President and Chief Executive Officer. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents.
     On February 27, 2007, Mr. Covington was granted a total of 152,500 RSUs under the Company’s 2000 Stock Incentive Plan. The new RSU grant replaces a previous grant of 100,000 performance units awarded to Mr. Covington when he joined the Company last year. The previous 100,000 unit grant has been cancelled. The new grant delivers additional equity in lieu of the cash “tax gross up” payment included in the previous award; therefore no cash outlay will be required by the Company. Vesting of the new RSU grant to Mr. Covington will occur over a four year period, assuming Mr. Covington’s continued employment with Nash Finch. However, Mr. Covington will not receive the stock until six months after the termination of his employment, whenever that may occur.
     On January 2, 2007, we granted Robert B. Dimond, Executive Vice President, Chief Financial Officer and Treasurer a total of 75,000 performance units, 37,500 of which vest in one-third increments on each of the first three anniversaries of the grant date and 37,500 of which vest on the fifth anniversary of the date of grant.
     The following table summarizes activity in our share-based compensation plans during the year-to-date period ended June 16, 2007:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock	Restriction/
	Stock	Option	Awards/	Vesting
	Option	Price Per	Performance	Period
(In thousands, except per share amounts)	Shares	Share	Units	(Years)

Outstanding at December 30, 2006	124.8	$26.68	618.9	2.1
Granted	—		437.5
Exercised/restrictions Lapsed	(56.5)		— *
Forfeited/cancelled	(12.0)		(127.8)

Outstanding at June 16, 2007	56.3	$24.02	928.6	2.2

Exercisable/unrestricted at December 30, 2006	97.0	$27.33	171.2

Exercisable/unrestricted at June 16, 2007	35.3	$23.72	191.2

*	The “exercised/restrictions lapsed” amount above excludes 18,575 restricted stock units held by Alec Covington that vested during the second fiscal quarter but were deferred until after his employment with the Company ends.
     The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $30.03 during the twenty-four weeks ended June 16, 2007 versus $23.45 during the comparable period ended June 17, 2006. Awards under our LTIP, which is a liability award re-measured at each balance sheet date, are not included in these values.

Note 4 — Other Comprehensive Income
     Other comprehensive income consists of market value adjustments to reflect available-for-sale securities and derivative instruments at fair value, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     During the quarter and year-to-date periods ended June 17, 2006 all interest rate and commodity swap agreements were designated as cash flow hedges and were reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income, and were accounted for consistent to the prior year. During the quarter and year-to-date periods ended June 16, 2007 our only outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS No. 133, and the corresponding changes in fair value of the commodity swap agreement were recognized in earnings. All investments in available-for-sale securities held by us are amounts held in a rabbi trust in connection with the deferred compensation arrangement described below and are included in other assets on the Consolidated Balance Sheet. The components of comprehensive income are as follows:

	Second Quarter		Year-to-Date
	Ended		Ended
	June 16,	June 17,	June 16,	June 17,
(In thousands)	2007	2006	2007	2006

Net earnings	$9,607	4,130	14,895	7,986
Change in fair value of available-for-sale securities, net of tax	—	3	—	—
Change in fair value of derivatives, net of tax	(80)	188	(200)	265

Comprehensive income	$9,527	4,321	14,695	8,251

     We offer deferred compensation arrangements, which allow certain employees, officers, and directors to defer a portion of their earnings. The amounts deferred are held in a rabbi trust. The assets of the rabbi trust include life insurance policies to fund our obligations under deferred compensation arrangements for certain employees, officers and directors. The cash surrender value of these policies is included in other assets on the Consolidated Balance Sheets. The assets of the rabbi trust also include shares of Nash Finch common stock. These shares are included in stockholders’ equity on the Consolidated Balance Sheets.

Note 5 — Long-term Debt and Bank Credit Facilities
     Total debt outstanding was comprised of the following:

	June 16,	December 30,
(In thousands)	2007	2006

Senior secured credit facility:
Revolving credit	$11,000	—
Term Loan B	123,700	160,000
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	3,615	3,790
Notes payable and mortgage notes, 7.95% to 8.00% due in various installments through 2013	596	741

Total debt	288,998	314,618
Less current maturities	(520)	(633)

Long-term debt	$288,478	313,985

Senior Secured Credit Facility
     Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be utilized for loans, and up to $40.0 million of which may be utilized for letters of credit, and a $123.7 million Term Loan B. The Term Loan B portion of the facility was $160.0 million as of December 30, 2006 of which $20.0 million and $36.3 million was permanently paid down during the second quarter 2007 and year-to-date 2007 periods, respectively. The facility is secured by a security interest in substantially all of our assets that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the facility bear interest at the Eurodollar rate or the prime rate, plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The margin spread and the commitment commission is reset quarterly based on movement of a leverage ratio defined by the agreement. At June 16, 2007 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively, and the unused commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. At June 16, 2007, $95.8 million was available under the revolving line of credit after giving effect to outstanding borrowings and to $18.2 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
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
Note 6 — Special Charge
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
     In the second quarter of 2007, we reversed $1.6 million of previously established lease reserves for one location after subleasing the property earlier than anticipated. We also recoded an additional $0.3 million in charges due to revised lease commitment estimates for another property in the second quarter of 2007.
     Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write- Down of	Write-Down
(In thousands)	Tangible Assets	of Intangible Assets	Lease Commitments	Severance	Other Exit Costs	Total

Initial net charge accrual	$21,485	1,072	11,636	86	588	34,867
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701
Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance December 31, 2005	—	—	7,683	—	172	7,855
Change in estimates	5,516	—	737	—	—	6,253
Used in 2006	(5,516)	—	(2,087)	—	(76)	(7,679)

Balance December 30, 2006	—	—	6,333	—	96	6,429
Change in estimates	—	—	(1,282)	—	—	(1,282)
Used in 2007	—	—	(462)	—	(1)	(463)

Balance June 16, 2007	$—	—	4,589	—	95	4,684

     As of June 16, 2007, we believe the remaining reserves are adequate.
Note 7 — Guarantees
     We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($7.6 million as of June 16, 2007), which would be due in accordance with the underlying agreements.
     We entered into a new debt guarantee in first quarter 2007 with a food distribution customer that is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”(FIN 45) which provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantee is $3.0 million, which is included in the $7.6 million total referenced above. The maximum amount of the guarantee is reduced annually during the approximate five-year term of the agreement, and is secured by a personal guarantee from the affiliated customer. The initial liability was recorded at fair value, and is immaterial to the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of FIN 45.
     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $12.3 million as of June 16, 2007.

Note 8 — Income Taxes
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) has examined our U.S. income tax returns for 2004 and 2005.
     During the next 12 months, the Company intends to file various reports to settle various tax liabilities related to open tax years. The Company also expects various statutes of limitation to expire during the year. Due to the uncertain response of the taxing authorities, a range of outcomes cannot be reasonably estimated at this time.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on December 31, 2006. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the December 31, 2006 balance of retained earnings. The total amount of unrecognized tax benefits was $21.8 million at December 31, 2006 million. The total amount of tax benefits that if recognized would impact the effective tax rate was $3.1 million at December 31, 2006. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $3.7 million for the payment of interest and penalties accrued at December 31, 2006.
     There have been no material changes to the amount of unrecognized tax benefits, the amount of tax benefits that would impact the effective rate if recognized, or the amount of accrued interest and penalties since the Company adopted the provisions of FIN 48 on December 31, 2006.
Note 9 — Pension and Other Postretirement Benefits
     The following tables present the components of our pension and postretirement net periodic benefit cost:
Twelve Weeks Ended June 16, 2007 and June 17, 2006:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006

Interest cost	$585	567	14	15
Expected return on plan assets	(578)	(586)	—	—
Amortization of prior service cost	(3)	(3)	(161)	(161)
Recognized actuarial loss (gain)	59	76	(2)	(1)

Net periodic benefit cost	$63	54	(149)	(147)

Twenty-Four Weeks Ended June 16, 2007 and June 17, 2006:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006

Interest cost	$1,170	1,133	28	40
Expected return on plan assets	(1,154)	(1,172)	—	—
Amortization of prior service cost	(7)	(7)	(322)	(271)
Recognized actuarial loss (gain)	118	153	(4)	(2)

Net periodic benefit cost	$127	107	(298)	(233)

Weighted-average assumptions used to determine net periodic benefit cost for the second quarter and year-to-date periods ended June 16, 2007 and June 17, 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Weighted-average assumptions:
Discount rate	6.00%	5.50%	6.00%	5.50%
Expected return on plan assets	7.00%	7.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
     Total contributions to our pension plan in 2007 are expected to be $1.6 million.
Note 10— Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter		Year-to-Date
	Ended		Ended
(In thousands, except per share amounts)	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006

Net earnings	$9,607	4,130	14,895	7,986

Net earnings per share-basic:
Weighted-average shares outstanding	13,492	13,366	13,465	13,357

Net earnings per share-basic	$0.71	0.31	1.11	0.60

Net earnings per share-diluted:
Weighted-average shares outstanding	13,492	13,366	13,465	13,357
Dilutive impact of options	9	—	5	—
Shares contingently issuable	129	11	93	18

Weighted-average shares and potential dilutive shares outstanding	13,630	13,377	13,563	13,375

Net earnings per share-diluted	$0.70	0.31	1.10	0.60

Anti-dilutive options excluded from calculation (weighted-average amount for period)	30	71	46	71
     Certain options were excluded from the calculation of diluted net earnings per share because the exercise price was greater than the market price of the stock and would have been anti-dilutive under the treasury stock method.
     The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.4164 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $49.50 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option. The notes are only dilutive above their accreted value and for all periods presented the weighted average market price of the Company’s stock did not exceed the accreted value. Therefore, the notes are not dilutive to earnings per share for any of the periods presented.
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
Note 11 — Segment Reporting
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
     A summary of the major segments of the business is as follows:

	Second Quarter Ended
	June 16, 2007			June 17, 2006
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Food Distribution	$633,066	70,234	21,343	639,536	77,303	17,584
Military	290,458	—	10,170	278,677	—	11,011
Retail	140,450	—	6,818	152,551	—	6,600
Eliminations	—	(70,234)	—	—	(77,303)	—

Total	$1,063,974	—	38,331	1,070,764	—	35,195

	Year-to-Date Ended
	June 16, 2007			June 17, 2006
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Food Distribution	$1,247,852	137,153	39,523	1,260,012	154,911	35,425
Military	572,265	—	19,642	541,522	—	19,758
Retail	276,100	—	11,639	303,989	—	10,872
Eliminations	—	(137,153)	—	—	(154,911)	—

Total	$2,096,217	—	70,804	2,105,523	—	66,055

Reconciliation to Consolidated Statements of Income:

	Second Quarter		Year-To-Date
	Ended		Ended
(In thousands)	June 16, 2007	June 17, 2006	June 16, 2007	June 17, 2006

Total segment profit	$38,331	35,195	70,804	66,055
Unallocated amounts:
Adjustment of inventory to LIFO	(807)	(461)	(1,615)	(923)
Special charges	1,282	—	1,282	—
Unallocated corporate overhead	(21,502)	(27,001)	(43,682)	(51,085)

Earnings before income taxes and cumulative effect of a change in accounting principle	$17,304	7,733	26,789	14,047

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Information and Cautionary Factors
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relate to trends and events that may affect our future financial position and operating results. Any statement contained in this report that is not statements of historical fact may be deemed forward-looking statements. For example, words such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe,” “intend, “ “potential” or “plan,” or comparable terminology, are intended to identify forward-looking statements. Such statements are based upon current expectations, estimates and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause or contribute to material differences include, but are not limited to the following:
•	the success or failure of strategic plans, new business ventures or initiatives;

•	the effect of competition on our distribution, military and retail businesses;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	risks entailed by future acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;

•	technology failures which have a material adverse effect on our business;

•	changes in credit risk from financial accommodations extended to new or existing customers;

•	general sensitivity to economic conditions, including volatility in energy prices, food commodities, and changes in market interest rates;

•	our ability to identify and execute plans to expand our food distribution, military and retail operations;

•	significant changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;

•	Legal, governmental or administrative proceedings and/or disputes that result in adverse outcomes, such as adverse determinations or developments with respect to the litigation or SEC inquiry discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006;

•	changes in consumer spending or buying patterns;

•	unanticipated problems with product procurement;

•	severe weather and natural disasters adversely impacting our supply chain;

•	changes in health care, pension and wage costs, and labor relations issues; and

•	threats or potential threats to security or food safety.
     A more detailed discussion of many of these factors, as well as other factors, that could affect the Company’s results, is contained in Part II, Item 1A, “Risk Factors” of this Form 10-Q and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. You should carefully consider each of these factors and all of the other information in this report. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (SEC).
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
     Our retail segment operated 62 corporate-owned stores primarily in the Upper Midwest as of June 16, 2007. Primarily due to intensely competitive conditions in which supercenters and other alternative formats compete for price conscious customers, same store sales in our retail business have declined since 2002, although the declines have moderated in more recent periods. As a result, we closed or sold 25 retail stores in 2004, nine retail stores in 2005 and 16 retail stores in 2006. There have been no stores sold or closed during 2007. We are taking and expect to take further initiatives of varying scope and duration with a view toward improving our response to and performance under these difficult competitive conditions. Our strategic initiatives are designed to provide steps to create value within our organization. These steps include designing and reformatting our base of retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and additional goodwill impairment associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.

Results of Operations
Sales
     The following tables summarize our sales activity for the twelve weeks ended June 16, 2007 (Second quarter 2007) compared to the twelve weeks ended June 17, 2006 (Second quarter 2006) and the twenty-four weeks ended June 16, 2007 (Year-to-date 2007) compared to the twenty-four weeks ended June 17, 2006 (Year-to-date 2006):

	Second quarter 2007		Second quarter 2006		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$633,066	59.5%	639,536	59.7%	(6,470)	(1.0%)
Military	290,458	27.3%	278,677	26.0%	11,781	4.2%
Retail	140,450	13.2%	152,551	14.3%	(12,101)	(7.9%)

Total Sales	$1,063,974	100.0%	1,070,764	100.0%	(6,790)	(0.6%)

	Year-to-date 2007		Year-to-date 2006		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$1,247,852	59.5%	1,260,012	59.9%	(12,160)	(1.0%)
Military	572,265	27.3%	541,522	25.7%	30,743	5.7%
Retail	276,100	13.2%	303,989	14.4%	(27,889)	(9.2%)

Total Sales	$2,096,217	100.0%	2,105,523	100.0%	(9,306)	(0.4%)

     The decreases in food distribution sales for the second quarter and year-to-date periods versus the comparable 2006 periods are primarily attributable to the annualized impact of lost customer sales in 2006 that have not yet been fully offset by new account gains achieved. In addition, sales in the second quarter and year-to-date periods to our existing customer base have also declined relative to 2006.
     Military segment sales were up 4.2% during the second quarter 2007 and 5.7% year-to-date 2007 compared to the same periods in 2006. The sales increases reflect stronger sales both domestically and overseas. Export sales have benefited from troop redeployment delays, whereas the domestic sales increase reflects increased product line offerings that have resulted in new sales volumes. Domestic and overseas sales represented the following percentages of military segment sales:

	Second quarter		Year-to-date
	2007	2006	2007	2006

Domestic	67.6%	67.5%	69.1%	69.4%
Overseas	32.4%	32.5%	30.9%	30.6%
     The decreases in retail sales in both the quarterly and year-to-date comparisons are attributable to the closure of seven stores since the end of the second quarter of 2006. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, increased 0.3% in the second quarter of 2007 and are essentially flat year-to-date when compared to the same periods in 2006. The decline in same store sales has continued to show improvement, marking the seventh consecutive quarter the year-to-date comparable sales percentage has improved from the preceding quarter.

     During the second quarters of fiscal 2007 and 2006, our corporate store count changed as follows:

	Second quarter	Second quarter
	2007	2006
Number of stores at beginning of period	62	71
Closed or sold stores	—	(2)

Number of stores at end of period	62	69

     During the year-to-date fiscal 2007 and 2006 periods ended June 16, 2007 and June 17, 2006, respectively, our corporate store count changed as follows:

	Year-to-date	Year-to-date
	2007	2006
Number of stores at beginning of year	62	78
Closed or sold stores	—	(9)

Number of stores at end of period	62	69

     During June 2007, we announced our intention to close our Fairfield, Iowa retail store location by June 30, 2007. As of June 16, 2007, we sold the retail pharmacy operation located at this facility. This location is still included as an open store in the above tables.
Gross Profit
     Gross profit was 9.0% of sales for the second quarter 2007 and 8.9% year-to-date 2007 compared to 9.0% of sales for both comparable prior year periods. Our overall gross profit margin was negatively affected by 0.2% of sales in the 2007 period due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2007 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have a higher gross profit margin, offsetting this shift was year over year impact from implementing an enhanced forward buy strategy.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) for second quarter 2007 and year-to-date 2007 were 6.2% and 6.3% of sales, respectively, compared to 6.8% for both comparable periods last year.
     SG&A expenses for the 2006 periods included a second quarter 2006 charge of $5.5 million or 0.5% of sales related to a long-time food distribution customer whose business was discontinued following actions taken by another creditor. The charge reflected the impairment of certain retail properties leased to this customer and additional bad debt expense related to accounts and notes receivable owed by this customer. SG&A expense in 2007 benefited by approximately 0.2% of sales due to our retail segment which has a higher SG&A expenses than our military and food distribution segments, and represented a smaller percentage of our total sales in 2007.
     In addition, in the second quarter and year-to-date period 2007, we realized a gain net of impairments of $0.5 million primarily related to the sale of a retail pharmacy customer database file. Gains on sale of real estate in fiscal 2006 of $1.2 million were primarily related to the sale of unoccupied properties. The provision for lease reserves increased $0.8 million for the second quarter 2007 and decreased $0.1 million year-to-date 2007 compared to an increase of $0.8 million and an increase of $1.3 million for both comparable periods last year.
Special Charges
     In the second quarter of 2007, we reversed $1.6 million of previously established lease reserves for one location after subleasing the property earlier than anticipated. We also recorded an additional $0.3 million in charges due to revised lease commitment estimates for another property in the second quarter of 2007. There were no special charges recognized during the second quarter and year-to-date 2006 periods.

Depreciation and Amortization Expense
     Depreciation and amortization expense of $8.9 million for second quarter 2007 decreased $0.7 million compared to the same period last year. Year-to-date depreciation expense decreased from $19.3 million in 2006 to $18.0 million in 2007. The decreases for the quarter and year-to-date periods were primarily due to decreased depreciation and amortization for fixtures and equipment, capital leases, and vehicles.
Interest Expense
     Interest expense was $5.7 million for the second quarter 2007 compared to $6.1 million for the same period in 2006. Average borrowing levels decreased from $408.6 million during the second quarter 2006 to $360.9 million during the second quarter 2007, primarily due to decreases in revolving credit levels under our bank credit facility. The effective interest rate was 6.1% for the second quarter of 2007, which was equal to the effective interest rate in the second quarter of 2006.
     Interest expense decreased to $11.3 million for year-to-date 2007 from $12.2 million in the same period of 2006. Average borrowing levels decreased from $417.4 million during year-to-date 2006 to $361.3 million during the year-to-date 2007, primarily due to decreases in revolving credit levels under our bank credit facility. The effective interest rate was 6.2% for year-to-date 2007 as compared to 6.0% for year-to-date 2006. The increase in the effective interest rate reflected the impact of rising interest rates on variable rate debt partially offset by the impact of interest rate swaps.
Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 44.5% and 46.6% for second quarter 2007 and 2006, respectively, and 44.4% for both the year-to-date 2007 and 2006 periods.
Net Earnings
     Net earnings in second quarter 2007 were $9.6 million, or $0.70 per diluted share, as compared to $4.1 million, or $0.31 per diluted share, in the second quarter of 2006. Net earnings year-to-date 2007 were $14.9 million, or $1.10 per diluted share, opposed to net earnings of $8.0 million, or $0.60 per diluted share, for the same period of the previous year. Year-to-date 2006 net earnings included the favorable impact of $0.2 million, or $0.01 per diluted share, for the cumulative effect of an accounting change related to the adoption of SFAS No. 123(R), “Share-Based Payment — Revised.”
Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Year-to-date Ended
	June 16,	June 17,	Increase/
(In thousands)	2007	2006	(Decrease)

Net cash provided by operating activities	$40,067	64,829	(24,762)
Net cash used in investing activities	(3,344)	(7,551)	4,207
Net cash used by financing activities	(36,347)	(48,102)	11,755

Net change in cash and cash equivalents	$376	9,176	(8,880)

     Cash flows from operating activities decreased $24.8 million in year-to-date 2007 as compared to year-to-date 2006. The primary factor for the decrease was changes to inventory. During year-to-date 2007 increased inventory during the year resulted in decreased cash from operations of $19.5 million, compared to year-to-date 2006 where decreased inventory resulted in an increase in cash from operations of $21.6 million. The 2007 inventory increased, in part, to improve our fill rate and opportunistic buying of products. The 2006 inventory reduction was due to the consolidation of two distribution centers. Partially offsetting the changes in inventory was an increase in 2007 year-to-date net earnings of $6.9 million and an increase in taxes payable of $10 million when compared to the same period in 2006.
     Net cash used for investing activities decreased by $4.2 million for the year-to-date 2007 period as compared to the same period last year. The most significant factor for the year-over-year variance was new loans to customers, with cash used of $0.4 million in year-to-date 2007 compared to $5.5 million in year-to-date 2006.
     Cash used by financing activities decreased by $11.8 million in year-to-date 2007 compared to year-to-date 2006. The decrease in cash used by financing activities included a $10.3 million net decrease in revolving debt payments/proceeds, when comparing cash flow activity from year-to-date 2007 to the comparable period in 2006. During year-to-date 2007 $36.3 million of the Term Loan B portion of our existing credit facility was permanently paid down, which was partially offset by increased borrowings under our revolving credit facility of $11.0 million. Year-to-date 2006 included the repayment of $35.6 million of our revolving debt.
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
Senior Secured Credit Facility
     Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be utilized for loans, and up to $40.0 million of which may be utilized for letters of credit, and a $123.7 million Term Loan B. The Term Loan B portion of the facility was $160.0 million as of December 30, 2006 of which $20.0 million and $36.3 million was permanently paid down during the second quarter 2007 and year-to-date 2007 periods, respectively. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin spreads and the commitment commission are reset quarterly based on changes to our total leverage ratio defined by the applicable credit agreement. At June 16, 2007 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively, and the unused commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. The credit facility requires us to hedge a certain portion of such borrowings through the use of interest rate swaps, as we have done historically. At June 16, 2007, credit availability under the senior secured credit facility was $95.8 million.
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
     The financial covenants specified in the credit agreement, as amended, vary over the term of the credit agreement and can be summarized as follows:

For The Fiscal
Periods Ending
Financial Covenants	Closest to	Required Ratio

Interest Coverage Ratio	12/31/04 through 9/30/07	3.50:1.00	(minimum)
	12/31/07 and thereafter	4.00:1.00

Total Leverage Ratio	12/31/04 through 9/30/06	3.50:1.00	(maximum)
	12/31/06 through 3/31/07	3.75:1.00
	6/30/07 through 9/30/07	3.50:1.00
	12/31/07 and thereafter	3.00:1.00

Senior Secured Leverage Ratio	12/31/04 through 9/30/06	2.75:1.00	(maximum)
	12/31/06 through 9/30/07	2.50:1.00
	12/31/07 and thereafter	2.25:1.00

Working Capital Ratio	12/31/05 through 9/30/08	1.75:1.00	(minimum)
	Thereafter	2.00:1.00
     As of June 16, 2007, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.50:1.00 (minimum)	4:38:1.00

Total Leverage Ratio (2)	3.50:1.00 (maximum)	2:95:1.00
Senior Secured Leverage Ratio (3)	2.50:1.00 (maximum)	1:23:1.00
Working Capital Ratio (4)	1.75:1.00 (minimum)	3:24:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.
     Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.

     The following is a summary of the calculation of Consolidated EBITDA for the trailing four quarters ended June 16, 2007 and June 17, 2006 (amounts in thousands):

	2006		2006		2007		2007		Trailing
	Qtr 3		Qtr 4		Qtr 1		Qtr 2		4 Qtrs

Earnings (loss) from continuing operations before income taxes		$(6,287)		(25,253)		9,485		17,304		(4,751)
Interest expense		7,906		6,551		5,595		5,671		25,723
Depreciation and amortization		12,685		9,447		9,082		8,901		40,115
LIFO charge		1,590		117		808		807		3,322
Lease reserves		4,455		2,675		(888)		825		7,067
Goodwill impairment		—		26,419		—		—		26,419
Asset impairments		2,522		4,127		866		275		7,790
Losses (gains) on sale of real estate		25		37		—		(147)		(85)
Share-based compensation		233		486		956		1,584		3,259
Subsequent cash payments on non-cash charges		(1,862)		(686)		(700)		(663)		(3,911)
Special Charges		6,253		—		—		(1,282)		4,971

Total Consolidated EBITDA		$27,520		23,920		25,204		33,275		109,919

	2005	2005	2006	2006	Trailing
Trailing four quarters ended June 17, 2006:	Qtr 3	Qtr 4	Qtr 1	Qtr 2	4 Qtrs

Earnings from continuing operations before income taxes	$18,100	21,364	6,314	7,733	53,511
Interest expense	7,919	6,048	6,067	6,120	26,154
Depreciation and amortization	14,357	10,376	9,702	9,617	44,052
LIFO charge (benefit)	(229)	(452)	462	461	242
Lease reserves	216	(191)	902	1,327	2,254
Asset impairments	1,772	851	1,547	3,247	7,417
Losses (gains) on sale of real estate	(556)	(2,600)	33	(1,225)	(4,348)
Share-based compensation	488	14	(187)	634	949
Subsequent cash payments on non-cash charges	(752)	(2,690)	(808)	(656)	(4,906)

Total Consolidated EBITDA	$41,315	32,720	24,032	27,258	125,325

     The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.
     Our contractual obligations and commercial commitments are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations and Commercial Commitments.” There have been no material changes to our contractual obligations and commercial commitments during the second quarter ended June 16, 2007.
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
     Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At June 16, 2007, we had four outstanding interest rate swap agreements with notional amounts totaling $90.0 million, which commence and expire as follows (dollars in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$20,000	12/13/2005	12/13/2007	4.737%
30,000	12/13/2006	12/13/2007	4.100%
20,000	12/13/2006	12/13/2007	4.095%
20,000	12/13/2006	12/13/2007	4.751%
     At June 17, 2006 we had seven outstanding interest rate swap agreements with notional amounts totaling $185.0 million. Three of those agreements with notional amounts totaling $95.0 million expired on December 13, 2006.
     We use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. At June 16, 2007, our one outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS No. 133. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense. Pre-tax gains of $0.2 million and $0.5 million on the commodity swap agreement were recorded as a reduction to cost of sales during the second quarter 2007 and year-to-date 2007 periods, respectively. The commodity swap agreement will commence and expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate

145,000	2/1/2007	2/29/2008	$1.65/gallon
gallons/month
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the twenty-four weeks ended June 16, 2007, other than the adoption of FIN 48 discussed below.
Recently Adopted and Proposed Accounting Standards
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On December 31, 2006 we adopted the recognition and disclosure provisions of FIN 48. Please refer to “Note 8 — Income Taxes” in the accompanying financial statements for additional information regarding the impact of our adoption of FIN 48.
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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     On December 19, 2005 and January 4, 2006, two purported class action lawsuits were filed against us and certain of our executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of Nash Finch common stock during the period from February 24, 2005, the date we announced an agreement to acquire two distribution divisions from Roundy’s, through October 20, 2005, the date we announced a downward revision to our earnings outlook for fiscal 2005. One of the complaints was voluntarily dismissed on March 3, 2006 and a consolidated complaint was filed on June 30, 2006. The consolidated complaint alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false statements regarding, among other things, the integration of the distribution divisions acquired from Roundy’s, the performance of our core businesses, our internal controls and our financial projections, so as to artificially inflate the price of our common stock. The defendants filed a joint motion to dismiss the consolidated complaint, which the Court denied on May 1, 2007. We intend to vigorously defend against the consolidated complaint. No damages have been specified. We are unable to evaluate the likelihood of prevailing in this case at this early stage of the proceedings, but do not believe the eventual outcome will have a material impact on our financial position or results of operations.
     There have been no material changes to the legal proceedings described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, other than the Court’s denial of the joint motion to dismiss described above. We are also engaged from time to time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.
ITEM 1A. Risk Factors
     In addition to the risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, we have identified the following modification to our risk factor disclosure:
Legal, governmental or administrative proceedings and/or disputes that result in adverse outcome or unfavorable changes in government regulations or accounting standards may affect our businesses and operating results.
     Adverse outcomes in litigation, governmental or administrative proceedings and/or other disputes may result in significant liability to the Company and affect our profitability or impose restrictions on the manner in which we conduct our business. Our businesses are also subject to various federal, state and local laws and regulations with which we must comply. Our ability to comply with governmental regulations to timely obtain permits, invest in capital expenditures required to maintain compliance in expanding our existing facilities or new store openings could adversely affect our business operations. Changes in applicable laws and regulations that impose additional requirements or restrictions on the manner in which we operate our businesses could increase our operating costs. In addition, changes in accounting standards could impact our reported revenue and profitability as reported in our financial statements.
Severe weather and natural disasters can adversely impact our operations, our suppliers, or the availability and cost of products we purchase.

     Severe weather conditions and natural disasters could damage our properties and adversely impact the geographic areas where we conduct our business or the suppliers from whom we procure products or otherwise cause disruptions to our food distribution, military or retail operations or affect our supply chain efficiencies. In addition, unseasonably adverse climatic conditions that impact growing conditions and the crops of food producers may adversely affect the availability or cost of certain products.
Increase in employee benefit costs and other labor relations issues may lead to labor disputes and disruption of our businesses.
     Some of our employees are participants in collective bargaining agreements, and associates at some of our locations participate in multi-employer health and pension plans. The costs of providing benefits through such plans have increased in recent years. A reduction in the number of employers contributing to the plans we participate in could result in a significant increase in the amount of future contributions we will be required to provide to the plans. Contributions to these plans may continue to increase and the benefit levels and other issues may continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations. In addition, potential labor disputes may affect sales at our ability to distribute our products.
If we are unable to control health care, pension and wage costs, or gain operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations. There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner that is favorable to the Company. Therefore, potential work disruptions from labor disputes could result, which may affect future revenues and profitability.
Threats or potential threats to security or food safety may adversely affect our business.
     Threats or acts of terror, data theft, information espionage, or other criminal activity directed at the food industry, the transportation industry, or computer or communications systems, including security measures implemented in recognition of actual or potential threats, could increase security costs, adversely affect our operations. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.
Changes in consumer spending or buying patterns.
     Significant changes in consumer buying patterns due to shifts in shopping preferences, adverse local economic conditions, or entry of new stores providing similar products in the geographic areas where we operate could have an adverse effect on our future revenues and profitability.
Unanticipated problems with product procurement.
     Significant changes in our ability to obtain adequate product supplies due to weather, food contamination, regulatory actions, labor supply, or product vendor defaults or disputes that limit our ability to procure products for sale to customers could have an adverse effect on our operating results

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes purchases of Nash Finch common stock by the trustee of the Nash-Finch Company Deferred Compensation Plan Trust during the second quarter 2007. All such purchases reflect the reinvestment by the trustee of dividends paid during the first and second quarters of 2007 on shares of Nash Finch common stock held in the Trust in accordance with the regulations of the trust agreement.

			(c)	(d)
	(a)		Total number of shares	Maximum number (or
	Total number	(b)	purchased as part of	approximate dollar value) of
	of shares	Average price	publicly announced	shares that may yet be purchased
Period	purchased	paid per share	plans or programs	under plans or programs

Period 4 (March 25 to April 21, 2007)	661	35.76	—	—
Period 5 (April 22 to May 19, 2007)	—	—	—	—
Period 6 (May 20 to June 16, 2007)	475	49.92	(* )	(* )

Total	1,136	41.66	(* )	(* )

(*)	The Nash-Finch Company Deferred Compensation Plan’s Trust Agreement requires that dividends paid on Nash Finch common stock held in the Trust be reinvested in additional shares of such common stock.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Stockholders on May 15, 2007.

(c)	Election of Directors

Two individuals were nominated by the Board to serve as Class A directors for three-year terms expiring at the 2010 annual meeting of stockholders. Both nominees were elected, with the results of votes of stockholders as follows:

Class A Director Nominees	Votes For	Votes Withheld
Alec C. Covington	11,939,766	297,502
Mickey P. Foret	11,638,474	598,794
ITEM 5. Other Information
     Restricted Stock Unit Awards. On August 7, 2006, the Company granted RSUs to each of Jeffrey E. Poore, Executive Vice President, Supply Chain Management, Calvin S. Sihilling, Executive Vice President, Chief Information Officer and Kathleen M. Mahoney, Senior Vice President, General Counsel and Secretary. In addition, on November 6, 2006, the Company granted RSUs to Christopher A. Brown, in connection with his acceptance of an offer to serve as the Company’s Executive Vice President, Food Distribution. The grants of the RSUs were previously reported by the Company on a Form 8-K filed on August 11, 2006 with respect to the RSUs granted to Messrs. Poore and Sihilling and Ms. Mahoney and a Form 8-K filed on October 25, 2006 with respect to RSUs granted to Mr. Brown. Each of Messrs. Poore, Sihilling and Brown and Ms. Mahoney entered into a Restricted Stock Unit Award Agreement in connection with the grant of their respective RSUs.
     On July 18, 2007, each Restricted Stock Unit Award Agreement entered into by Messrs. Poore, Sihilling and Brown and Ms. Mahoney was amended to clarify that all of their respective RSUs will immediately vest in full upon a change in control of the Company. The Amended and Restated form of Restricted Stock Unit Award Agreement entered into by Messrs. Poore, Sihilling and Brown and Ms. Mahoney is filed herewith as Exhibit 10.1.

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description

10.1	Form of Amended and Restated Restricted Stock Unit Award Agreement

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY Registrant
Date: July 19, 2007	by	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: July 19, 2007	by	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended June 16, 2007

Exhibit		Method of
No.	Item	Filing

10.1	Form of Amended and Restated Restricted Stock Unit Award Agreement.	Filed herewith

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith