Form 10-Q
period 2007-10-06
NASH FINCH CO
filed 2007-11-13
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the sixteen weeks ended October 6, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2007, 13,527,024 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 6,	October 7,	October 6,	October 7,
	2007	2006	2007	2006
Sales	$1,367,116	1,426,967	$3,463,333	3,532,490
Cost of sales	1,245,731	1,307,171	3,155,145	3,223,760

Gross profit	121,385	119,796	308,188	308,730

Other costs and expenses:
Selling, general and administrative	84,298	99,214	216,492	243,787
Losses (gains) on sale of real estate	—	25	(147)	(1,167)
Special charges	—	6,253	(1,282)	6,253
Depreciation and amortization	11,902	12,685	29,885	32,004
Interest expense	6,948	7,906	18,214	20,093

Total other costs and expenses	103,148	126,083	263,162	300,970

Earnings (loss) before income taxes and cumulative effect of a change in accounting principle	18,237	(6,287)	45,026	7,760

Income tax expense (benefit)	2,832	(1,670)	14,726	4,560

Net earnings (loss) before cumulative effect of a change in accounting principle	15,405	(4,617)	30,300	3,200

Cumulative effect of a change in accounting principle, net of income tax expense of $119 in 2006	—	—	—	169

Net earnings (loss)	$15,405	(4,617)	$30,300	3,369

Net earnings (loss) per share:
Basic:
Net earnings (loss) before cumulative effect of a change in accounting principle	$1.14	(0.34)	$2.25	0.24
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	—	0.01

Net earnings (loss) per share	$1.14	(0.34)	$2.25	0.25

Diluted:
Net earnings (loss) before cumulative effect of a change in accounting principle	$1.12	(0.34)	$2.22	0.24
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	—	0.01

Net earnings (loss) per share	$1.12	(0.34)	$2.22	0.25

Declared dividends per common share	$0.180	0.180	$0.540	0.540

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,524	13,384	13,490	13,368
Diluted	13,720	13,384	13,622	13,382
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 6,	December 30,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,687	958
Accounts and notes receivable, net	184,242	186,833
Inventories	286,395	241,875
Prepaid expenses and other	14,342	15,445
Deferred tax asset, net	19,919	11,942

Total current assets	509,585	457,053

Notes receivable, net	12,002	13,167
Property, plant and equipment:
Property, plant and equipment	620,684	620,555
Less accumulated depreciation and amortization	(420,400)	(400,750)

Net property, plant and equipment	200,284	219,805

Goodwill	215,174	215,174
Customer contracts and relationships, net	29,239	32,141
Investment in direct financing leases	5,081	6,143
Other assets	10,217	10,820

Total assets	$981,582	954,303

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$4,028	3,776
Accounts payable	243,269	209,503
Accrued expenses	65,840	64,943

Total current liabilities	313,137	278,222

Long-term debt	272,451	313,985
Capitalized lease obligations	31,088	33,869
Deferred tax liability, net	994	4,214
Other liabilities	40,281	29,633
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,548 and 13,409 shares, respectively	22,580	22,348
Additional paid-in capital	60,268	53,697
Common stock held in trust	(2,122)	(2,051)
Deferred compensation obligations	2,122	2,051
Accumulated other comprehensive income (loss)	(4,904)	(4,582)
Retained earnings	246,186	223,416
Common stock in treasury, 21 and 21 shares, respectively	(499)	(499)

Total stockholders’ equity	323,631	294,380

Total liabilities and stockholders’ equity	$981,582	954,303

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Forty Weeks Ended
	October 6,	October 7,
	2007	2006
Operating activities:
Net earnings	$30,300	3,369
Adjustments to reconcile net earnings to net cash provided by operating activities:
Special charges	(1,282)	6,253
Depreciation and amortization	29,885	32,004
Amortization of deferred financing costs	629	634
Amortization of rebatable loans	2,126	3,503
Provision for bad debts	894	4,274
Provision for lease reserves	551	4,542
Deferred income tax expense (benefit)	5,299	(2,049)
Gain on sale of real estate and other	(422)	(1,225)
LIFO charge	2,692	2,513
Asset impairments	1,781	7,316
Share-based compensation	4,172	680
Cumulative effect of a change in accounting principle	—	(288)
Deferred compensation	558	(696)
Other	(36)	(719)
Changes in operating assets and liabilities:
Accounts and notes receivable	2,048	(2,375)
Inventories	(47,213)	(996)
Prepaid expenses	(259)	5,064
Accounts payable	32,837	16,424
Accrued expenses	(1,802)	(12,453)
Income taxes payable	7,747	(6,714)
Other assets and liabilities	(8,920)	(2,753)

Net cash provided by operating activities	61,585	56,308

Investing activities:
Disposal of property, plant and equipment	2,412	5,284
Additions to property, plant and equipment	(10,371)	(18,434)
Loans to customers	(2,494)	(5,767)
Payments from customers on loans	1,493	1,867
Purchase of marketable securities	—	(233)
Sale of marketable securities	2	921
Corporate owned life insurance, net	(85)	(246)
Other	—	(180)

Net cash used in investing activities	(9,043)	(16,788)

Financing activities:
Payments of revolving debt	(41,300)	(24,200)
Dividends paid	(7,269)	(7,202)
Proceeds from exercise of stock options	1,913	647
Proceeds from employee stock purchase plan	497	502
Payments of long-term debt	(344)	(5,823)
Payments of capitalized lease obligations	(2,418)	(2,241)
Decrease in book overdraft	(851)	(2,081)
Tax benefit from exercise of stock options	959	58
Other	—	493

Net cash used by financing activities	(48,813)	(39,847)

Net increase (decrease) in cash and cash equivalents	3,729	(327)
Cash and cash equivalents:
Beginning of year	958	1,257

End of period	$4,687	930

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
October 6, 2007
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
     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (Nash Finch) at October 6, 2007 and December 30, 2006, the results of operations for the sixteen and forty weeks ended October 6, 2007 and October 7, 2006 and changes in cash flows for the forty weeks ended October 6, 2007 and October 7, 2006. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Certain reclassifications have been reflected in the accompanying unaudited consolidated financial statements for the third quarter and year-to-date periods ended October 6, 2007. These reclassifications did not have an impact on operating earnings, earnings before income taxes, net earnings, total cash flows or the financial position for any period presented.
Note 2 — Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $54.0 million and $51.3 million higher at October 6, 2007 and December 30, 2006, respectively. In the third quarter of 2007 we recorded LIFO charges of $1.1 million compared to $1.5 million for third quarter 2006. Year-to-date LIFO charges recorded were $2.7 million and $2.5 million, respectively, at October 6, 2007 and October 7, 2006.
Note 3 — Share-Based Compensation
     We account for share-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised,” which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense in our Consolidated Statements of Income of $1.6 and $4.2 million, respectively, for the sixteen and forty weeks ended October 6, 2007, versus expense of $0.2 and $0.7 million for the sixteen and forty weeks ended October 7, 2006.
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
     The following table summarizes information concerning outstanding and exercisable options under the 1997 Director Plan and 2000 Plan as of October 6, 2007 (number of shares in thousands):

	Options Outstanding		Options Exercisable
	Number of	Weighted	Number of	Weighted
Range of Exercise	Options	Average	Options	Average
Prices	Outstanding	Exercise Price	Exercisable	Exercise Price

$17.35 — 17.95	14.1		14.1
24.55 — 35.36	26.0		17.0

	40.1	$24.86	31.1	$23.56

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
     Awards to non-employee directors under the 2000 Plan began in 2004 and have taken the form of restricted stock units that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director in 2007 was determined by dividing $45,000 by the fair market value of a share of our common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of our common stock six months after the director’s service on our Board ends. The awards are expensed over the six month vesting period.

     We also maintain the 1999 Employee Stock Purchase Plan under which our employees may purchase shares of our common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of our common stock at the beginning or end of such offering period. Effective January 1, 2008 this plan will be terminated.
     During fiscal 2006 and the three quarters ended October 6, 2007, restricted stock units (RSUs) were awarded to twelve of our executives, including Alec C. Covington, our President and Chief Executive Officer. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents.
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
     On January 2, 2007, the Company granted Robert B. Dimond, Executive Vice President, Chief Financial Officer and Treasurer a total of 75,000 performance units, 37,500 of which vest in one-third increments on each of the first three anniversaries of the grant date and 37,500 of which vest on the fifth anniversary of the date of grant.
     The following table summarizes activity in our share-based compensation plans during the year-to-date period ended October 6, 2007:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock Awards/	Restriction/
(In thousands, except per share	Stock Option	Option Price	Performance	Vesting Period
amounts)	Shares	Per Share	Units	(Years)

Outstanding at December 30, 2006	124.8	$26.68	618.9	2.1
Granted	—		464.7
Exercised/restrictions
Lapsed	(69.9)		(44.3)
Forfeited/cancelled	(14.8)		(129.9)

Outstanding at October 6, 2007	40.1	$24.86	909.4	2.1

Exercisable/unrestricted at December 30, 2006	97.0	$27.33	171.2

Exercisable/unrestricted at October 6, 2007	31.1	$23.56	149.1

*	The “exercised/restrictions lapsed” amount above excludes 18,670 restricted stock units held by Alec Covington that vested during the third fiscal quarter but were deferred until after his employment with the Company ends.

     The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $32.82 during the forty weeks ended October 6, 2007 versus $22.88 during the comparable period ended October 7, 2006. Awards under our LTIP, which is a liability award re-measured at each balance sheet date, are not included in these values.
Note 4 — Other Comprehensive Income
     Other comprehensive income consists of market value adjustments to reflect available-for-sale securities and derivative instruments at fair value, pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     During the quarter and year-to-date periods ended October 7, 2006 all interest rate and commodity swap agreements were designated as cash flow hedges and were reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income, and were accounted for consistent to the prior year. During the quarter and year-to-date periods ended October 6, 2007 our only outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS No. 133, and the corresponding changes in fair value of the commodity swap agreement were recognized in earnings. All investments in available-for-sale securities held by us are amounts held in a rabbi trust in connection with the deferred compensation arrangement described below and are included in other assets on the Consolidated Balance Sheet. The components of comprehensive income are as follows:

	Sixteen Weeks		Year-to-date
	Ended		Ended
	October 6,	October 7,	October 6,	October 7,
(In thousands)	2007	2006	2007	2006

Net Earnings	$15,405	(4,617)	30,300	3,369
Change in fair value of derivatives, net of tax	(122)	(894)	(322)	(629)

Comprehensive income	$15,283	(5,511)	29,978	2,740

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

Note 5 — Long-term Debt and Bank Credit Facilities
     Total debt outstanding was comprised of the following:

	October 6,	December 30,
(In thousands)	2007	2006

Senior secured credit facility:
Revolving credit	$—	—
Term Loan B	118,700	160,000
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	3,615	3,790
Notes payable and mortgage notes, 7.95% due in various installments through 2013	571	741

Total debt	272,973	314,618
Less current maturities	(522)	(633)

Long-term debt	$272,451	313,985

Senior Secured Credit Facility
     Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be utilized for loans, and up to $40.0 million of which may be utilized for letters of credit, and a $118.7 million Term Loan B. The Term Loan B portion of the facility was $160.0 million as of December 30, 2006 of which $5.0 million and $41.3 million was permanently paid down during the third quarter 2007 and year-to-date 2007 periods, respectively. The facility is secured by a security interest in substantially all of our assets that are not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the facility bear interest at the Eurodollar rate or the prime rate, plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The margin spread and the commitment commission is reset quarterly based on movement of a leverage ratio defined by the agreement. At October 6, 2007, the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively, and the unused commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. At October 6, 2007, $105.9 million was available under the revolving line of credit after giving effect to outstanding borrowings and to $19.1 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
Senior Subordinated Convertible Debt
     To finance a portion of the acquisition of distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. See our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 for additional information regarding the notes.
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
     In the second quarter of 2007, we reversed $1.6 million of previously established lease reserves after subleasing a property earlier than anticipated. Also in the second quarter of 2007, we recorded an additional $0.3 million in charges due to revised lease commitment estimates.
     Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write- Down	Write-Down of
	of Tangible	Intangible	Lease		Other Exit
(In thousands)	Assets	Assets	Commitments	Severance	Costs	Total

Initial net charge accrual	$21,485	1,072	11,636	86	588	34,867
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance January 1, 2005	—	—	9,474	—	227	9,701

Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance December 31, 2005	—	—	7,683	—	172	7,855

Change in estimates	5,516	—	737	—	—	6,253
Used in 2006	(5,516)	—	(2,087)	—	(76)	(7,679)

Balance December 30, 2006	—	—	6,333	—	96	6,429

Change in estimates	—	—	(1,282)	—	—	(1,282)
Used in 2007	—	—	(763)	—	(1)	(764)

Balance October 6, 2007	$—	—	4,288	—	95	4,383

     As of October 6, 2007, we believe the remaining reserves are adequate.
Note 7 — Guarantees
     We have guaranteed the debt and lease obligations of certain of our food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($7.4 million as of October 6, 2007), which would be due in accordance with the underlying agreements.
     We entered into a new debt guarantee in first quarter 2007 with a food distribution customer that is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,”(FIN 45) which provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantee is $3.0 million, which is included in the $7.4 million total referenced above. The maximum amount of the guarantee is reduced annually during the approximate five-year term of the agreement, and is secured by a personal guarantee from the affiliated customer. The initial liability was recorded at fair value, and is immaterial to the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of FIN 45.

     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $11.6 million as of October 6, 2007.
Note 8 — Income Taxes
     For the third quarter 2007 and 2006, our tax expense was $2.8 million and ($1.7) million respectively. For the year-to-date periods of 2007 and 2006, our tax expense was $14.7 million and $4.6 million, respectively.
     The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated for each quarter based on the Company’s estimated tax expense for the full fiscal year. During the third quarter the Company closed an Internal Revenue Service examination of the 2004 and 2005 income tax returns. Additionally, the 2003 statute of limitations expired for the 2003 tax year at the Federal level and for many jurisdictions at the State and Local levels. The Company also filed reports with various taxing authorities which resulted in the settlement of uncertain tax positions. Accordingly, the Company reported the effect of these discrete events in the third quarter as a decrease in tax expense of $4.5 million. The lower effective tax rate for the quarter of 15.5% and year-to-date period of 32.7% is the result of the release of certain income tax contingency reserves related to these discrete events. The effective rate for the third quarter 2006 of 26.6% and year-to-date period of 58.8% differed from statutory rates due to anticipated pre-tax income relative to certain nondeductible expenses predominantly related to the impairment of goodwill.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) on December 31, 2006. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the December 31, 2006 balance of retained earnings. The total amount of unrecognized tax benefits was $21.8 million at December 31, 2006. The total amount of tax benefits that if recognized would impact the effective tax rate was $3.1 million at December 31, 2006. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $3.7 million for the payment of interest and penalties accrued at December 31, 2006.
     The total amount of unrecognized tax benefits as of end of third quarter of 2007 was $13.4 million. The net reduction in unrecognized tax benefits of $8.4 million since December 31, 2006 is comprised of the following: $5.7 million is from the reduction of unrecognized tax benefits as a result of a lapse of the applicable statute of limitations; $4.9 million is from a decrease in the unrecognized tax benefits relating to settlements with taxing authorities. These were offset by a $2.2 million increase in unrecognized tax benefits as a result of tax positions taken in prior periods. The total amount of tax benefits that if recognized would impact the effective tax rate was $2.5 million at the end of the third quarter 2007. We had approximately $2.3 million for the payment of interest and penalties accrued at the end of the third quarter 2007.
     During the next 12 months, the Company intends to file various reports to settle various tax liabilities related to open tax years. The Company also expects various statutes of limitation to expire during the year. Due to the uncertain response of the taxing authorities, an estimate of the range of possible outcomes cannot be reasonably estimated at this time. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2003 and prior.

Note 9 — Pension and Other Postretirement Benefits
     The following tables present the components of our pension and postretirement net periodic benefit cost:
Sixteen Weeks Ended October 6, 2007 and October 7, 2006:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006

Interest cost	$585	567	14	15
Expected return on plan assets	(577)	(587)	—	—
Amortization of prior service cost	(4)	(4)	(161)	(161)
Recognized actuarial loss (gain)	59	77	(2)	(1)

Net periodic benefit cost	$63	53	(149)	(147)

Forty Weeks Ended October 6, 2007 and October 7, 2006:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006

Interest cost	$1,755	1,700	42	55
Expected return on plan assets	(1,731)	(1,759)	—	—
Amortization of prior service cost	(11)	(11)	(483)	(432)
Recognized actuarial loss (gain)	178	230	(6)	(3)

Net periodic benefit cost	$191	160	(447)	(380)

     Weighted-average assumptions used to determine net periodic benefit cost for the third quarter and year-to-date periods ended October 6, 2007 and October 7, 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Weighted-average assumptions:
Discount rate	6.00%	5.50%	6.00%	5.50%
Expected return on plan assets	7.00%	7.50%	N/A	N/A
Rate of compensation increase	N/A	3.00%	N/A	N/A
     Total contributions to our pension plan in 2007 are expected to be $1.6 million.

Note 10— Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter		Year-to-Date
	Ended		Ended
	October 6,	October 7,	October 6,	October 7,
(In thousands, except per share amounts)	2007	2006	2007	2006

Net earnings	$15,405	(4,617)	30,300	3,369

Net earnings per share-basic:
Weighted-average shares outstanding	13,524	13,384	13,490	13,368

Net earnings per share-basic	$1.14	(0.34)	2.25	0.25

Net earnings per share-diluted:
Weighted-average shares outstanding	13,524	13,384	13,490	13,368
Dilutive impact of options	8	—	7	1
Shares contingently issuable	188	—	125	13

Weighted-average shares and potential dilutive shares outstanding	13,720	13,384	13,622	13,382

Net earnings per share-diluted	$1.12	(0.34)	2.22	0.25

Anti-dilutive options excluded from calculation (weighted-average amount for period)	—	86	31	81
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
     A summary of the major segments of the business is as follows:

	Third Quarter Ended
	October 6, 2007			October 7, 2006
	Sales from			Sales from
	external	Inter-segment	Segment	external	Inter-segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$810,281	91,330	28,601	861,185	102,621	22,689
Military	376,094	—	12,406	364,971	—	11,283
Retail	180,741	—	5,096	200,811	—	5,645
Eliminations	—	(91,330)	—	—	(102,621)	—

Total	$1,367,116	—	46,103	1,426,967	—	39,617

	Year-to-Date Ended
	October 6, 2007			October 7, 2006
	Sales from			Sales from
	external	Inter-segment	Segment	external	Inter-segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$2,058,133	228,483	68,124	2,121,197	257,532	58,114
Military	948,359	—	32,048	906,493	—	31,041
Retail	456,841	—	16,735	504,800	—	16,517
Eliminations	—	(228,483)	—	—	(257,532)	—

Total	$3,463,333	—	116,907	3,532,490	—	105,672

Reconciliation to Consolidated Statements of Income:

	Third Quarter		Year-To-Date
	Ended		Ended
	October 6,	October 7,	October 6,	October 7,
(In thousands)	2007	2006	2007	2006

Total segment profit	$46,103	39,617	116,907	105,672
Unallocated amounts:
Adjustment of inventory to LIFO	(1,077)	(1,590)	(2,692)	(2,513)
Special charges	—	(6,253)	1,282	(6,253)
Unallocated corporate overhead	(26,789)	(38,061)	(70,471)	(89,146)

Earnings before income taxes and cumulative effect of a change in accounting principle	$18,237	(6,287)	45,026	7,760

Note 12 — Legal Proceedings
     On September 10, 2007, the Company received a purported notice of default, which was subsequently reissued on September 27, 2007 to correct a procedural defect in the initial notice, from certain hedge funds who are beneficial owners purporting to hold at least 25% of the aggregate principal amount of the Nash-Finch Senior Subordinated Convertible Notes due 2035 (“the Notes”) declaring an acceleration of any debt due under the Indenture governing the Notes (the “Indenture”).
     Nash Finch filed a petition on September 26, 2007, asking the Hennepin County District Court to determine that Nash Finch properly adjusted the conversion rate on the Notes after Nash Finch increased the amount of the dividends it paid to its shareholders.
     On October 5, 2007, Nash Finch announced that the Hennepin County District Court in Minnesota granted a temporary restraining order preventing and enjoining such hedge funds from declaring an acceleration of any debt due under the Indenture while the litigation is pending.
     The temporary restraining order also tolls the 30-day cure period, during which Nash Finch may cure the alleged default under the Indenture, should the Court determine that a default has occurred. The restraining Order will remain in effect until 10 days after the Court reaches a decision on the underlying dispute as to whether the Trustee should execute the Supplemental Indenture submitted by the Company and whether the Company’s adjustment to the conversion rate was done in accord with the terms of the Indenture.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Information and Cautionary Factors
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relate to trends and events that may affect our future financial position and operating results. Any statement contained in this report that is not statements of historical fact may be deemed forward-looking statements. For example, words such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe,” “intend, ” “potential” or “plan,” or comparable terminology, are intended to identify forward-looking statements. Such statements are based upon current expectations, estimates and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause or contribute to material differences include, but are not limited to the following:
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
     Our retail segment operated 59 corporate-owned stores primarily in the Upper Midwest as of October 6, 2007. Primarily due to intensely competitive conditions in which supercenters and other alternative formats compete for price conscious customers, same store sales in our retail business have declined since 2002, although the declines have moderated in more recent periods. As a result, we closed or sold 25 retail stores in 2004, nine retail stores in 2005, 16 retail stores in 2006 and 3 retail stores in 2007. We are taking and expect to take further initiatives of varying scope and duration with a view toward improving our response to and performance under these difficult competitive conditions. Our strategic initiatives are designed to provide steps to create value within our organization. These steps include designing and reformatting our base of retail stores into new formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and additional goodwill impairment associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.

Results of Operations
Sales
     The following tables summarize our sales activity for the sixteen weeks ended October 6, 2007 (Third quarter 2007) compared to the sixteen weeks ended October 7, 2006 (Third quarter 2006) and the forty weeks ended October 6, 2007 (Year-to-date 2007) compared to the forty weeks ended October 7, 2006 (Year-to-date 2006):

	Third quarter 2007		Third quarter 2006		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$810,281	59.3%	861,185	60.3%	(50,904)	(5.9%)
Military	376,094	27.5%	364,971	25.6%	11,123	3.0%
Retail	180,741	13.2%	200,811	14.1%	(20,070)	(10.0%)

Total Sales	$1,367,116	100.0%	1,426,967	100.0%	(59,851)	(4.2%)

	Year-to-date 2007		Year-to-date 2006		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$2,058,133	59.4%	2,121,197	60.0%	(63,064)	(3.0%)
Military	948,359	27.4%	906,493	25.7%	41,866	4.6%
Retail	456,841	13.2%	504,800	14.3%	(47,959)	(9.5%)

Total Sales	$3,463,333	100.0%	3,532,490	100.0%	(69,157)	(2.0%)

     The decreases in food distribution sales for the third quarter and year-to-date periods versus the comparable 2006 periods are primarily attributable to customer attrition that has occurred since the third quarter 2006 that has not been fully offset by new account gains achieved. In addition, sales in the third quarter and year-to-date periods included the loss of a significant customer which accounted for $43.8 million of the sales decrease in the third quarter 2007 as compared to the same period in 2006.
     Military segment sales were up 3.0% during the third quarter 2007 and 4.6% year-to-date 2007 compared to the same periods in 2006. The sales increases in the third quarter reflected 5.4% stronger sales domestically which was partially offset by a 2.4% sales decline overseas as a result of planned decreases in inventory levels caused by the initiation of troop redeployments that were previously delayed. Year-to-date overseas sales however have benefited from these previous troop redeployment delays, whereas the domestic sales increase reflects increased product line offerings that have resulted in new sales volumes. Domestic and overseas sales represented the following percentages of military segment sales:

	Third quarter		Year-to-date
	2007	2006	2007	2006

Domestic	71.0%	69.4%	69.8%	69.4%
Overseas	29.0%	30.6%	30.2%	30.6%
     The decreases in retail sales in both the quarterly and year-to-date comparisons are attributable to the closure of eight stores since the end of the third quarter of 2006. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 1.6% in the third quarter of 2007 and are down 0.6% year-to-date when compared to the same periods in 2006. The overall decline in same store sales during the third quarter 2007 were negatively affected by five competitive openings in our market areas. Additionally, several of our retail stores were also negatively impacted by summer road construction projects.

     During the third quarters of fiscal 2007 and 2006, our corporate store count changed as follows:

	Third quarter	Third quarter
	2007	2006
Number of stores at beginning of period	62	69
Closed or sold stores	(3)	(2)

Number of stores at end of period	59	67

     During the year-to-date fiscal 2007 and 2006 periods ended October 6, 2007 and October 7, 2006, respectively, our corporate store count changed as follows:

	Year-to-date	Year-to-date
	2007	2006
Number of stores at beginning of year	62	78
Closed or sold stores	(3)	(11)

Number of stores at end of period	59	67

Gross Profit
     Gross profit was 8.9% of sales for the third quarter 2007 and year-to-date 2007 compared to 8.4% and 8.7% of sales for the same periods in the prior year. Our gross profit margin increased by 0.5% of sales in our third quarter 2007 and 0.2% of sales year-to-date 2007 relative to prior periods as a result of initiatives that focused on better management of inventories and vendor relationships. However, our overall gross profit margin was negatively affected by 0.2% of sales in the third quarter 2007 and 0.3% of sales in the year-to-date 2007 period due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2007 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have a higher gross profit margin.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) for third quarter 2007 were $84.3 million, or 6.2% of sales, as compared to $99.2 million, or 7.0%, in the prior year quarter. SG&A for the year-to-date 2007 were $216.5 million, or 6.3%, as compared to $243.8 million, or 6.9%, in the same period last year.
     The following table outlines the significant factors affecting differences in SG&A between the comparable periods (amounts in millions):

	Third quarter		Year-to-date
	2007	2006	2007	2006

Significant one-time charges
Executive Severance	$—	4.2	—	4.2
Customer Loan and Lease Reserve Adjustments	—	5.0	0.7	10.4
Reserve Adjustments Costs on Closed Stores	1.2	2.5	1.4	4.0
Gain on Sale of Assets	—	—	(0.7)	—
Vacation Policy Adjustment				(1.5)

Total expense decrease	$1.2	11.7	1.4	17.1

% of Sales	0.1%	0.8%	0.0%	0.5%

     The significant factors identified above for the third quarter of 2007 relative to the prior year quarter account for 0.7% of the 0.8% difference in SG&A margin between the years. For the year-to-date 2007 and 2006 periods, the significant factors account for 0.5% of the 0.6% difference in SG&A margin between the years. In addition, SG&A expense for both of the 2007 periods benefited by approximately 0.2% of sales due to a sales mix shift between our business segments between years. This was due to a higher percentage of 2007 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have higher SG&A margin.

Special Charges
     There were no special charges recognized during the third quarter 2007. In the third quarter of 2006, we recorded $6.2 million consisting predominantly of write-offs of two capitalized leased properties.
Depreciation and Amortization Expense
     Depreciation and amortization expense of $11.9 million for third quarter 2007 decreased $0.8 million compared to the same period last year. Year-to-date depreciation expense decreased from $32.0 million in 2006 to $29.9 million in 2007. The decreases for the quarter and year-to-date periods were primarily due to decreased depreciation and amortization for fixtures and equipment, capital leases, and vehicles.
Interest Expense
     Interest expense was $6.9 million for the third quarter 2007 compared to $7.9 million for the same period in 2006. Average borrowing levels decreased from $389.1 million during the third quarter 2006 to $334.7 million during the third quarter 2007, primarily due to decreases in revolving credit levels under our bank credit facility. The effective interest rate was 6.2% for the third quarter of 2007 compared to 6.1% effective interest rate in the third quarter of 2006.
     Interest expense decreased to $18.2 million for year-to-date 2007 from $20.1 million in the same period of 2006. Average borrowing levels decreased from $406.1 million during year-to-date 2006 to $350.7 million during the year-to-date 2007, primarily due to decreases in credit levels under our bank credit facility. The effective interest rate was 6.2% for year-to-date 2007 as compared to 6.0% for year-to-date 2006. The increase in the effective interest rate reflected the impact of rising interest rates on variable rate debt, a portion of which was effectively fixed in 2006 and 2007 through use of interest rate swaps.
Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 15.5% and 26.6% for third quarter 2007 and 2006, respectively, and 32.7% and 58.8% for year-to-date 2007 and 2006 periods respectively.
     During the third quarter 2007, the Company closed an Internal Revenue Service examination for 2004 and 2005. Additionally, the 2003 statute of limitations expired at the Federal level and for most jurisdictions at the State and Local levels. The Company also filed various reports to settle potential tax liabilities. Accordingly, the Company reported the effect of these discrete events in the third quarter. The lower effective tax rate for the quarter and year-to-date period is the result of the release of certain income tax contingency reserves related to these discrete events. The effective rate for the third quarter 2006 and year-to-date periods differed from statutory rates due to anticipated pre-tax income relative to certain nondeductible expenses predominantly related to goodwill impairment.
Net Earnings
     Net earnings in third quarter 2007 were $15.4 million, or $1.12 per diluted share, as compared to a net loss of ($4.6) million, or ($0.34) per diluted share, in the third quarter of 2006. Net earnings year-to-date 2007 were $30.3 million, or $2.22 per diluted share, opposed to net earnings of $3.4 million, or $0.25 per diluted share, for the same period of the previous year. Year-to-date 2006 net earnings included the favorable impact of $0.2 million, or $0.01 per diluted share, for the cumulative effect of an accounting change related to the adoption of SFAS No. 123(R), “Share-Based Payment — Revised.”

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Year-to-date Ended
	October 6,	October 7,	Increase/
(In thousands)	2007	2006	(Decrease)

Net cash provided by operating activities	$61,585	56,308	5,277
Net cash used in investing activities	(9,043)	(16,788)	7,745
Net cash used by financing activities	(48,813)	(39,847)	(8,966)

Net change in cash and cash equivalents	$3,729	(327)	4,056

     Cash flows from operating activities increased $5.3 million in year-to-date 2007 as compared to year-to-date 2006 as a result of an increase in net earnings of $26.9 million. This earnings increase was offset primarily by an increase to our inventory (net of accounts payable) relative to 2006 of $29.8 million. This increase in the inventory and accounts payable levels in 2007 is normal relative to prior years during the third quarter to support the holiday season. The 2006 year-to-date cash flow included a reduction due to the consolidation of inventories at two distribution centers.
     Net cash used for investing activities decreased by $7.7 million for the year-to-date 2007 period as compared to the same period last year. The most significant factor for the year-over-year variance was decreased capital spending of $10.4 in year-to-date 2007 compared to $18.4 million in year-to-date 2006.
     Cash used by financing activities increased by $9.0 million in year-to-date 2007 compared to year-to-date 2006. The increase in cash used by financing activities included an $11.6 million net increase in revolving debt payments/proceeds, when comparing cash flow activity from year-to-date 2007 to the comparable period in 2006. During year-to-date 2007 $41.3 million of the Term Loan B portion of our existing credit facility was permanently paid down. Year-to-date 2006 included the repayment of $24.2 million of our revolving debt.
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
Senior Secured Credit Facility
     Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be utilized for loans, and up to $40.0 million of which may be utilized for letters of credit, and a $118.7 million Term Loan B. The Term Loan B portion of the facility was $160.0 million as of December 30, 2006 of which $5.0 million and $41.3 million was permanently paid down during the third quarter 2007 and year-to-date 2007 periods, respectively. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin spreads and the commitment commission is reset quarterly based on changes to our total leverage ratio defined by the applicable credit agreement. At October 6, 2007 the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively, and the unused commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. The credit facility requires us to hedge a certain portion of such borrowings through the use of interest rate swaps, as we have done historically. At October 6, 2007, credit availability under the senior secured credit facility was $105.9 million.
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
     The financial covenants specified in the credit agreement, as amended, vary over the term of the credit agreement and can be summarized as follows:

For The Fiscal
Periods Ending
Financial Covenants	Closest to	Required Ratio

Interest Coverage Ratio	12/31/04 through 9/30/07	3.50:1.00	(minimum)
	12/31/07 and thereafter	4.00:1.00

Total Leverage Ratio	12/31/04 through 9/30/06	3.50:1.00	(maximum)
	12/31/06 through 3/31/07	3.75:1.00
	6/30/07 through 9/30/07	3.50:1.00
	12/31/07 and thereafter	3.00:1.00

Senior Secured Leverage Ratio	12/31/04 through 9/30/06	2.75:1.00	(maximum)
	12/31/06 through 9/30/07	2.50:1.00
	12/31/07 and thereafter	2.25:1.00

Working Capital Ratio	12/31/05 through 9/30/08	1.75:1.00	(minimum)
	Thereafter	2.00:1.00
     As of October 6, 2007, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio
Interest Coverage Ratio (1)	3.50:1.00 (minimum)	5:08:1.00

Total Leverage Ratio (2)	3.50:1.00 (maximum)	2:51:1.00
Senior Secured Leverage Ratio (3)	2.50:1.00 (maximum)	0:97:1.00
Working Capital Ratio (4)	1.75:1.00 (minimum)	3:83:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.
     Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.

     The following is a summary of the calculation of Consolidated EBITDA for the trailing four quarters ended October 6, 2007 and October 7, 2006 (amounts in thousands):

	2006	2007	2007	2007	Trailing
Trailing four quarters ended October 6, 2007:	Qtr 4	Qtr 1	Qtr 2	Qtr 3	4 Qtrs

Earnings (loss) from continuing operations before income taxes	$(25,253)	9,485	17,304	18,237	19,773
Interest expense	6,551	5,595	5,671	6,948	24,765
Depreciation and amortization	9,447	9,082	8,901	11,902	39,332
LIFO charge	117	808	807	1,077	2,809
Lease reserves	2,675	(888)	825	614	3,226
Goodwill impairment	26,419	—	—	—	26,419
Asset impairments	4,127	866	275	640	5,908
Losses (gains) on sale of real estate	37	—	(147)	—	(110)
Share-based compensation	486	956	1,584	1,632	4,658
Subsequent cash payments on non-cash charges	(686)	(700)	(663)	(918)	(2,967)
Special Charges	—	—	(1,282)	—	(1,282)

Total Consolidated EBITDA	$23,920	25,204	33,275	40,132	122,531

	2005	2006	2006	2006	Trailing
Trailing four quarters ended October 7, 2006:	Qtr 4	Qtr 1	Qtr 2	Qtr 3	4 Qtrs

Earnings (loss) from continuing operations before income taxes	$21,364	6,314	7,733	(6,287)	29,124
Interest expense	6,048	6,067	6,120	7,906	26,141
Depreciation and amortization	10,376	9,702	9,617	12,685	42,380
LIFO charge	(452)	462	461	1,590	2,061
Lease reserves	(191)	902	1,327	4,455	6,493
Goodwill impairment	—	—	—	—	—
Asset impairments	851	1,547	3,247	2,522	8,167
Losses (gains) on sale of real estate	(2,600)	33	(1,225)	25	(3,767)
Share-based compensation	14	(187)	634	233	694
Subsequent cash payments on non-cash charges	(2,690)	(808)	(656)	(1,862)	(6,016)
Special Charges	—	—	—	6,253	6,253

Total Consolidated EBITDA	$32,720	24,032	27,258	27,520	111,530

     The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.
     Our contractual obligations and commercial commitments are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations and Commercial Commitments.” There have been no material changes to our contractual obligations and commercial commitments during the third quarter ended October 6, 2007.
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
     Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. At October 6, 2007, we had four outstanding interest rate swap agreements with notional amounts totaling $90.0 million, which commence and expire as follows (dollars in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$20,000	12/13/2005	12/13/2007	4.737%
30,000	12/13/2006	12/13/2007	4.100%
20,000	12/13/2006	12/13/2007	4.095%
20,000	12/13/2006	12/13/2007	4.751%
     At October 7, 2006 we had seven outstanding interest rate swap agreements with notional amounts totaling $185.0 million. Three of those agreements with notional amounts totaling $95.0 million expired on December 13, 2006.
     We use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. At October 6, 2007, our one outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS No. 133. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense. Pre-tax losses of $0.1 million on the commodity swap agreement were recorded as an increase to cost of sales during the third quarter 2007 and pre-tax gains of $0.4 million were recorded as a reduction to cost of sales during the third quarter year-to-date 2007 period. The commodity swap agreement commenced and will expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate

145,000 gallons/month	02/01/2007	02/29/2008	$1.65/gallon
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

Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 30, 2006, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the forty weeks ended October 6, 2007, other than the adoption of FIN 48 discussed below.
Recently Adopted and Proposed Accounting Standards
     In July 2007, the FASB released a proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements, which would impact the accounting associated with the Company’s existing $150 million senior convertible notes. If adopted, as currently proposed, this proposal would require the company to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. The comment period ended on October 15, 2007. If final consensus is reached, the proposal would be effective for fiscal years beginning after December 15, 2007. The Company is monitoring the developments of this proposal and is evaluating the potential impact it will have on its financial statements, which could be significant.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about instruments recorded at fair value. FASB 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of FASB 157 will have little or no impact on our consolidated financial statements.
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
PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
     On September 10, 2007, the Company received a purported notice of default, which was subsequently reissued on September 27, 2007 to correct a procedural defect in the initial notice, from certain hedge funds who are beneficial owners purporting to hold at least 25% of the aggregate principal amount of the Nash-Finch Senior Subordinated Convertible Notes due 2035 (“the Notes”) declaring an acceleration of any debt due under the Indenture governing the Notes (the “Indenture”).
     Nash Finch filed a petition on September 26, 2007, asking the Hennepin County District Court to determine that Nash Finch properly adjusted the conversion rate on the Notes after Nash Finch increased the amount of the dividends it paid to its shareholders.
     On October 5, 2007, Nash Finch announced that the Hennepin County District Court in Minnesota granted a temporary restraining order preventing and enjoining such hedge funds from declaring an acceleration of any debt due under the Indenture while the litigation is pending.
     The temporary restraining order also tolls the 30-day cure period, during which Nash Finch may cure the alleged default under the Indenture, should the Court determine that a default has occurred. The restraining Order will remain in effect until 10 days after the Court reaches a decision on the underlying dispute as to whether the Trustee should execute the Supplemental Indenture submitted by the Company and whether the Company’s adjustment to the conversion rate was done in accord with the terms of the Indenture.
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
ITEM 1A. Risk Factors
     There have been no material changes in our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 and Part II, Item 1A, “Risk Factors,” of our most recent reported second quarter Form 10-Q.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes purchases of Nash Finch common stock by the trustee of the Nash-Finch Company Deferred Compensation Plan Trust during the third quarter 2007. All such purchases reflect the reinvestment by the trustee of dividends paid during the third quarter of 2007 on shares of Nash Finch common stock held in the Trust in accordance with the regulations of the trust agreement.

			(c)	(d)
	(a)		Total number of	Maximum number (or
	Total	(b)	shares purchased as	approximate dollar value) of
	number of	Average	part of publicly	shares that may yet be
	shares	price paid	announced plans or	purchased under plans or
Period	purchased	per share	programs	programs

Period 7 (June 17 to July 14, 2007)	—	—	—	—
Period 8 (July 15 to August 11, 2007)	—	—	—	—
Period 9 (August 12 to September 8, 2007)	—	—	—	—

Period 10 (September 9 to October 6, 2007)	677	35.19	(* )	(* )

Total	677	35.19	(* )	(* )

(*)	The Nash-Finch Company Deferred Compensation Plan’s Trust Agreement requires that dividends paid on Nash Finch common stock held in the Trust be reinvested in additional shares of such common stock.
ITEM 3. Defaults upon Senior Securities
      None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     New Indemnification Agreement. The Board of Directors recently approved a form of amended and restated indemnification agreement filed herewith as Exhibit 10.1 (the “Indemnification Agreement”).  The Board of Directors authorized the Company to enter into the Indemnification Agreement with its directors and employees that may be selected from time to time by the Company. The amended and restated Indemnification Agreements will replace any prior indemnification agreements in effect between the Company and any of its current directors and officers. As a result of the foregoing, in November 2007, the Company entered into the amended and restated Indemnification Agreement with each member of the Board of Directors, including Alec C. Covington, and with Robert B. Dimond, Christopher A. Brown, Jeffrey E. Poore and Kathleen M. Mahoney.

     The Indemnification Agreement provides, among other matters, that: (1) the Company shall indemnify the indemnitee to the fullest extent permitted by applicable law in the event the indemnitee was, is or becomes a party to or witness or other participant in any threatened, pending or completed action, suit or proceeding or any inquiry or investigation, whether conducted or initiated by the Company, whether brought by or in the right of the Company or any subsidiary or any other party, whether civil, criminal, administrative or investigative, by reason of the fact that the indemnitee is or was a director, officer, employee, agent or fiduciary of the Company or any other corporation, partnership, joint venture, employee benefit plan, trust or other enterprise which such person is or was serving at the request of the Company; (2) the Company will, subject to certain exceptions, advance expenses incurred by the indemnitee upon receipt by the Company of an undertaking by or on behalf of the indemnitee to repay such amount to the extent that it ultimately that the indemnitee is not entitled to be indemnified; and (3) the indemnification provided by the Indemnification Agreement shall be in addition to any rights to which the indemnitee may be entitled under the Company’s bylaws, the Delaware General Corporation Law, any agreement or otherwise. Notwithstanding the foregoing, the Company has no obligation to provide such indemnification if the party selected by the Board of Directors to review the indemnitee’s request for indemnification (the “Reviewing Party”) determines that the indemnitee would not be permitted to be indemnified under applicable law. The Reviewing Party may include a member or members of the Company’s Board of Directors and independent legal counsel.
     This indemnification under the Indemnification Agreement shall continue until and terminate upon the later of (1) 10 years after the date that the indemnitee shall have ceased to serve as a director or officer of the Company or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which the indemnitee served at the express written request of the Company; or (2) the final termination of all pending claims in respect of which the indemnitee is granted rights of indemnification or advancement of expenses.
     The foregoing summary of the Indemnification Agreement is qualified in its entirety by reference to the full text of the Indemnification Agreement filed herewith as Exhibit 10.1
Share Repurchase Program
     On November 6, 2007, the Board of Directors authorized a share repurchase program authorizing the Company to purchase up to 1 million shares of the Company’s common stock. The program will take effect on November 19, 2007 and will continue until January 3, 2009.

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description

10.1	Form of Amended and Restated Indemnification Agreement

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY Registrant
Date: November 13, 2007	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: November 13, 2007	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended October 6, 2007

Exhibit		Method of
No.	Item	Filing

10.1	Form of Amended and Restated Indemnification Agreement	Filed herewith

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith