Form 10-K
period 2007-12-29
NASH FINCH CO
filed 2008-03-03
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 29, 2007
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 16, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $672,949,400, based on the last reported sale price of $50.00 on that date on NASDAQ.

As of February 26, 2008, 12,926,919 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 13, 2008 (the “2008 Proxy Statement”) are incorporated by reference into Part III, as specifically set forth in Part III.

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

Forward-Looking Information

This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements that relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe” or “plan,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:

•	the effect of competition on our distribution, military and retail businesses;

•	general sensitivity to economic conditions, including volatility in energy prices, food commodities and changes in market interest rates;

•	our ability to identify and execute plans to expand our food distribution, military and retail operations;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	the success or failure of strategic plans, new business ventures or initiatives;

•	changes in consumer buying and spending patterns;

•	risks entailed by future acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;

•	changes in credit risk from financial accommodations extended to new or existing customers;

•	significant changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	legal, governmental, legislative or administrative proceedings, disputes, or actions that result in adverse outcomes, such as adverse determinations or developments with respect to the litigation or SEC inquiry discussed in Part I, Item 3 of this report;

•	technology failures that may have a material adverse effect on our business;

•	severe weather and natural disasters that may impact our supply chain;

•	changes in health care, pension and wage costs and labor relations issues;

•	threats or potential threats to security or food safety; and

•	unanticipated problems with product procurement.

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

Originally established in 1885 and incorporated in 1921, we are the second largest publicly traded wholesale food distributor in the United States, in terms of revenue, serving the retail grocery industry and the military commissary and exchange systems. Our sales in fiscal 2007 exceeded $4.5 billion. Our business currently consists of three primary operating segments: food distribution, military food distribution and retail. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (18) — “Segment Information” in the Notes to Consolidated Financial Statements.

In November 2006, we announced the launch of a new strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company, the new strategy focuses activities on specific retail formats, businesses and support services designed to delight consumers. The strategic plan encompasses several important elements:

•	Emphasis on a suite of retail formats designed to appeal to the needs of today’s consumers including an initial focus on everyday value, Hispanic and extreme value formats, as well as military commissaries;

•	Strong, passionate businesses in key areas including perishables, health and wellness, center store, pharmacy and military supply, driven by the needs of each format;

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Retail support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, store brands, market research, retail store support, retail pricing and license agreement opportunities;

•	Store brand management dedicated to leveraging the strength of the Our Family brand as a regional brand through exceptional product development coupled with pricing and marketing support; and

•	Integrated shared services company-wide, including IT support and infrastructure, accounting, finance, human resources and legal.

In fiscal 2007, we stabilized and restored financial vitality to our business. In addition to the strategic initiatives already in progress, our 2008 initiatives consist of the following:

•	Invest in our retail formats, logistics capabilities and center store systems.

•	Pursue acquisitions that support our strategic plan.

•	Continue share repurchase program (up to a total of one million shares).

Additional description of our business is found in Part II, Item 7 of this report.

Food Distribution Segment

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 16 distribution centers to approximately 1,600 grocery stores located in 26 states across the United States. Our customers are relatively diverse with the largest customer, excluding our corporate-owned stores, consisting of a consortium of stores representing 9.1%, and two others representing 4.2% and 3.5%, of our fiscal 2007 food distribution sales. No other customer represents more than 3.0% of our food distribution business. Several of our distribution centers also distribute products to military commissaries and exchanges located in their geographic areas.

On March 31, 2005, we completed the purchase from Roundy’s Supermarkets, Inc. (“Roundy’s”) of the net assets, including customer contracts, of Roundy’s wholesale food distribution divisions in Westville, Indiana and Lima, Ohio and two retail stores in Ironton, Ohio and Van Wert, Ohio for $225.7 million. The Westville and Lima divisions service over four hundred customers principally in Indiana, Illinois, Ohio and Michigan.

Our distribution centers are strategically located to efficiently serve our independent customer stores and our corporate-owned stores. The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping merchandise and are designed for high volume operations at low unit costs. We continue to implement operating initiatives to enhance productivity and expand profitability while providing a higher level of service to our distribution customers. Our distribution centers have varying levels of available capacity giving us enough flexibility to service additional customers by leveraging our existing fixed cost base, which can enhance our profitability.

Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand and private label grocery products and perishable food products. Non-food items and specialty grocery products are distributed from two distribution centers located in Bellefontaine, Ohio and Sioux Falls, South Dakota. We currently operate a fleet of tractors and semi-trailers that deliver the majority of our products to our customers. Approximately 25% of deliveries are made through contract carriers.

Our retailers order their inventory at regular intervals through direct linkage with our information systems. Our food distribution sales are made on a market price plus fee and freight basis, with the fee based on the type of commodity and quantity purchased. We promptly adjust our selling prices based on the latest market information, and our freight policy contains a fuel surcharge clause that allows us to partially mitigate the impact of rising fuel costs.

Products

We primarily sell and distribute nationally branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers’ representatives and brokers. We also sell and distribute high quality private label products under the proprietary trademark Our Family1, a long-standing private label of Nash Finch that offers an alternative to national brands. In addition, we sell and distribute a premium line of private label products under the Our Family Pride trademark and a lower priced line of private label products under the Value Choice trademark. Under our private label line of products, we offer over 2,400 stock-keeping units of competitively priced, high quality grocery products and perishable food products which compete with national branded and other value brand products.

Services

To further strengthen our relationships with our food distribution customers, we offer, either directly or through third parties, a wide variety of support services to help them develop and operate stores, as well as compete more effectively. These services include:

•	promotional, advertising and merchandising programs;

•	installation of computerized ordering, receiving and scanning systems;

•	retail equipment procurement assistance;

•	providing contacts for accounting, budgeting and payroll services;

1  We own or have the rights to various trademarks, tradenames and service marks, including the following referred to in this report: AVANZA®, Econofoods®, Sun Mart®, Family Thrift Center®, Our Family®, Our Family Pride®, Value Choicetm, Food Pride® and Fresh Place®. The trademark IGA®, referred to in this report, is the registered trademark of IGA, Inc.

•	consumer and market research;

•	remodeling and store development services;

•	securing existing grocery stores that are for sale or lease in the market areas we serve and occasionally acquiring or leasing existing stores for resale or sublease to these customers; and

•	NashNet, which provides supply chain efficiencies through internet services.

In fiscal 2007, 37% of food distribution revenues were from customers who we had entered into long-term supply agreements with. The long-term supply agreements range from 2 to 20 years. These agreements also may contain provisions that give us the opportunity to purchase customers’ independent retail businesses before any third party.

We also provide financial assistance to our food distribution customers, primarily in connection with new store development or the upgrading and expansion of existing stores. As of December 29, 2007, we had loans, net of reserves, of $16.0 million outstanding to 38 of our food distribution customers, and had guaranteed outstanding debt and lease obligations of certain food distribution customers in the amount of $7.2 million. We also, in the normal course of business, sublease retail properties and assign retail property leases to third parties. As of December 29, 2007, the present value of our maximum contingent liability exposure, net of reserves, with respect to the subleases and assigned leases was $33.5 million and $11.0 million, respectively.

We distribute products to independent stores that carry the IGA banner and our proprietary Food Pride banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of December 29, 2007, we served 114 retail stores under the IGA banner and 74 retail stores under our Food Pride banner.

Military Segment

Our military segment, Military Distributors of Virginia (MDV) is the largest distributor, by revenue, of grocery products to U.S. military commissaries and exchanges. MDV serves over 200 military commissaries and exchanges located in the continental United States, Europe, Puerto Rico, Cuba, the Azores and Egypt. Commissaries and exchanges that we serve in the United States are located primarily in the Mid-Atlantic region, consisting of the states along the Atlantic coast from New York to North Carolina. Our distribution centers in Norfolk, Virginia and Jessup, Maryland are exclusively dedicated to supplying products to military commissaries and exchanges. These distribution centers are strategically located among the largest concentration of military bases in the United States and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. MDV has an outstanding reputation as a supplier focused exclusively on U.S. military commissaries and exchanges, based in large measure on its excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

The Defense Commissary Agency, also known as DeCA, operates a chain of commissaries on U.S. military installations throughout the world. DeCA contracts with manufacturers to obtain grocery and related products for the commissary system. Manufacturers either deliver the products to the commissaries themselves or, more commonly, contract with distributors such as us to deliver the products. These distributors act as drayage agents for the manufacturers by purchasing and maintaining inventories of products DeCA purchases from the manufacturers, and providing handling, distribution and transportation services for the manufacturers. Manufacturers must authorize the distributors as their official representatives to DeCA, and the distributors must adhere to DeCA’s frequent delivery system procedures governing matters such as product identification, ordering and processing, information exchange and resolution of discrepancies. We obtain distribution contracts with manufacturers through competitive bidding processes and direct negotiations.

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

MDV has over 400 distribution contracts with manufacturers that supply products to the DeCA commissary system and various exchange systems. These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. MDV’s ten largest manufacturer customers represented 45% of the military segment’s 2007 sales.

Retail Segment

Our retail segment is made up of 59 corporate-owned stores, located primarily in the Upper Midwest, in the states of Colorado, Illinois, Iowa, Minnesota, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin. Our corporate-owned stores principally operate under the Econofoods, Sun Mart, Family Thrift Center, Pick ‘n Save, AVANZA, Wholesale Food Outlet and Food Bonanza banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of December 29, 2007, we operated 52 conventional supermarkets, 2 AVANZA grocery stores, 2 Wholesale Food Outlet grocery stores, 2 Food Bonanza grocery stores and 1 other retail store. Our retail segment also includes four corporate-owned pharmacies that are not included in our store count.

Our conventional grocery stores offer a wide variety of high quality grocery products and services. Many have specialty departments such as fresh meat counters, delicatessens, bakeries, eat-in cafes, pharmacies, dry cleaners, banks and floral departments. These stores also provide services such as check cashing, fax services and money transfers. We emphasize outstanding customer service and have created our G.R.E.A.T. (Greet, React, Escort, Anticipate and Thank) Customer Service Program to train every associate (employee) on the core elements of providing exceptional customer service. A mystery shopper visits each store every two weeks to measure performance and we provide feedback on the results to management and store personnel. “The Fresh Place” concept within our conventional grocery stores is an umbrella banner that emphasizes our high quality perishable products, such as fresh produce, deli, meats, seafood, baked goods and takeout foods for today’s busy consumer. The AVANZA grocery stores offer products designed to meet the specific tastes and needs of Hispanic shoppers.

Competition

Food Distribution Segment

The food distribution segment is highly competitive as evidenced by the low margin nature of the business. Success in this segment is measured by the ability to leverage scale in order to gain pricing advantages and operating efficiencies, to provide superior merchandising programs and services to the independent customer base and to use technology to increase distribution efficiencies. We compete with local, regional and national food distributors, as well as with vertically integrated national and regional chains using a variety of formats, including supercenters, supermarkets and warehouse clubs that purchase directly from suppliers and self-distribute products to their stores. We face competition from these companies on the basis of price, quality, variety, availability of products, strength of private label brands, schedules and reliability of deliveries and the range and quality of customer services.

Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, order accuracy and customer service is essential in maintaining our competitive advantage. For fiscal 2007, our distribution centers had an on-time delivery rate, defined as being within 1/2 hour of our committed delivery time, of 98.1%; and a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.2%. We believe we are an industry leader with respect to these key metrics.

Military Segment

We are one of seven distributors with annual sales to the DeCA commissary system in excess of $100 million. We estimate that over 90% of DeCA’s purchases from distributors via the frequent delivery system are made through these seven distributors. The remaining distributors that supply DeCA tend to be smaller, regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market. As a result, no distributor in this industry has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger civilian distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing civilian distribution centers. We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

Retail Segment

Our retail segment is also highly competitive. We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of supercenters and regional chains. In 2007 and 2006, there were five and two, respectively, of our stores that were impacted by the opening of new supercenters in their markets and a total of 48 stores as of December 29, 2007, now compete with supercenters. Depending upon the market, we compete based on price, quality and assortment, store appeal (including store location and format), sales promotions, advertising, service and convenience. We believe our ability to provide convenience, outstanding perishable execution and exceptional customer service are particularly important factors in achieving competitive success.

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

In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotions, tracking specific shipments of goods to retailers (or to customers in the case of our own retail stores) during a specified period (retail performance allowances), slotting (adding a new item to the system in one or more of our distribution centers) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a “bill-back” in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied. We also assess an administrative fee, reflected on the invoices sent to vendors, to recoup our reasonable costs of performing the tasks associated with administering retail performance allowances.

We collectively plan promotions with our vendors and arrive at the amount the respective vendor plans to spend on promotions with us. Each vendor has its own method for determining the amount of promotional funds to be spent with us. In most situations, the vendor allowances are based on units we purchased from the vendor. In other situations, the allowances are based on our past or anticipated purchases and/or the anticipated performance of the planned promotions. Forecasting promotional expenditures is a critical part of our frequently scheduled planning sessions with our vendors. As individual promotions are completed and the associated billing is processed, the vendors track our promotional program execution and spend rate, and discuss the tracking, performance and spend rate with us on a regular basis throughout the year. These communications include discussions with respect to future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items, and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and us. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of our ongoing negotiations and commercial relationships with our vendors.

Trademarks and Servicemarks

We own or license a number of trademarks, tradenames and servicemarks that relate to our products and services, including those mentioned in this report. We consider certain of these trademarks, tradenames and servicemarks, such as Our Family, Our Family Pride and Value Choice, to be of material value to the business conducted by our food distribution and retail segments, and we actively defend and enforce such trademarks, tradenames and servicemarks.

Employees

As of December 29, 2007, we employed 7,475 persons, of whom 4,561 were employed on a full-time basis and 2,914 employed on a part-time basis. Of our total number of employees, 773 were represented by unions (10.3% of all employees) and consisted primarily of warehouse personnel and drivers in our Ohio, Indiana and Michigan distribution centers. We consider our employee relations to be good.

Available Information

Our internet website is www.nashfinch.com. The references to our website in this report are inactive references only, and the information on our website is not incorporated by reference in this report. Through the Investor Relations portion of our website and a link to a third-party content provider (under the tab “SEC Filings”), you may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on the Investor Relations portion of our website, under the caption “Corporate Governance,” our Code of Business Conduct that is applicable to all our directors and employees, as well as our Code of Ethics for Senior Financial Management that is applicable to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. Any amendment to or waiver from the provisions of either of these Codes that is applicable to any of these three executive officers will be disclosed on the Investor Relations portion of our website under the “Corporate Governance” caption.

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

We face substantial competition and our competitors may have superior resources, which could place us at a competitive disadvantage and adversely affect our financial performance.

Our businesses are highly competitive and are characterized by high inventory turnover, narrow profit margins and increasing consolidation. Our food distribution and military businesses compete not only with local, regional and national food distributors, but also with vertically integrated national and regional chains that employ a variety of formats, including supercenters, supermarkets and warehouse clubs. Our retail business, focused in the Upper Midwest, has historically competed with traditional grocery stores and is increasingly competing with alternative store formats such as supercenters, warehouse clubs, dollar stores and extreme value food stores.

Some of our food distribution and retail competitors are substantially larger and may have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, intensifying price competition at the wholesale and retail levels. Industry consolidation and the expansion of alternative store formats, which have gained and continue to gain market share at the expense of traditional grocery stores, tend to produce even stronger competition for our food retail business and for the independent customers of our distribution business. To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will also be affected. If we fail to effectively implement strategies to respond to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

In the military food distribution business we face competition from large national and regional food distributors as well as smaller food distributors. Due to the narrow margins in the military food distribution industry, it is of critical importance for distributors to achieve economies of scale, which are typically a function of the density or concentration of military bases in the geographic markets a distributor serves and a distributor’s share of that market. As a result, no distributor in this industry has a nationwide presence and it is very difficult, other than through acquisitions, to expand operations in this industry beyond the geographic regions where we currently can utilize our warehouse and distribution capacity.

Our business is sensitive to economic conditions, economic downturns or uncertainty which may have a material adverse effect on our financial condition and results of operations.

The food distribution and retail industry is sensitive to national and regional economic conditions, particularly those that influence consumer confidence, spending and buying habits. Economic downturns or uncertainty may not only adversely affect overall demand and intensify price competition, but also cause consumers to “trade down” by purchasing lower priced, and often lower margin, items and to make fewer purchases in traditional supermarket channels. These consumer responses, coupled with the impact of general economic and other factors such as increasingly volatile energy costs, changes in interest rates, food price inflation or deflation, employment trends in our markets and labor costs, can also have a significant impact on our operating results. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency and magnitude. We may not be able to pass on increased commodity costs to our customers, therefore, any such increases may adversely affect our results of operations.

Our businesses could be negatively affected if we fail to retain existing customers or attract significant numbers of new customers.

Growing and increasing the profitability of our distribution businesses is dependent in large measure upon our ability to retain existing customers and capture additional distribution customers through our existing network of distribution centers, enabling us to more effectively utilize the fixed assets in those businesses. Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our independent customers. If we are unable to execute these tasks effectively, we may not be able to attract significant numbers of new customers and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.

Growing and increasing the profitability of our retail business is dependent on increasing our market share in the markets our retail stores are located. We plan to invest in redesigning some of our retail stores into alternative formats in order to attract new customers and increase our market share. Our results of operations may be adversely impacted if we are unable to attract significant numbers of new retail customers.

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

Our retail food business faces competition from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e., supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations. During fiscal 2006, we announced new strategic initiatives designed to create value within our organization. These initiatives include designing and reformatting our base of retail stores into alternative formats to increase overall retail sales performance. In connection with these efforts, there are numerous risks and uncertainties, including our ability to successfully identify which course of action will be most financially advantageous for each retail store, our ability to identify those initiatives that will be the most effective in improving the competitive position of the retail stores we retain, our ability to efficiently and timely implement these initiatives, and the response of competitors to these initiatives. If we are unable to improve the overall competitive position of our remaining retail stores the operating performance of that segment may continue to decline and we may need to recognize additional impairments of our long-lived assets and goodwill, be compelled to close or dispose of additional stores and may incur restructuring or other charges to our earnings associated with such closure and disposition activities. In addition, we cannot assure you that we will be able to replace any of the revenue lost from these closed or sold stores from our other operations.

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

We may not be able to successfully execute our strategic initiatives and realize the intended synergies, business opportunities and growth prospects. Many of the other risk factors mentioned, such as increased competition, may limit our ability to capitalize on business opportunities and expand our business. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying estimates of expected revenue growth or overall cost savings may not be met or economic conditions may deteriorate. Customer acceptance of new retail formats developed may not be as anticipated, hampering our ability to attract new retail customers or maintain our existing retail customer base. Additionally, our management may have its attention diverted from other important activities while trying to execute new strategic initiatives. If these or other factors limit our ability to execute our strategic initiatives, our expectations of future results of operations, including expected revenue growth and cost savings, may not be met.

Changes in consumer spending and buying patterns.

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

Efforts to grow our food distribution segment may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, obtaining adequate financing and acceptable terms and conditions. Our success depends in a large part on factors such as our ability to locate suitable acquisition candidates and successfully integrate such operations and personnel in a timely and efficient manner while retaining the customer base of the acquired operations. If we cannot locate suitable acquisition candidates, successfully integrate these operations and retain the customer base, we may experience material adverse consequences to our results of operations and financial condition. The integration of separately managed businesses operating in different markets involves a number of risks, including the following:

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

Successful integration of new operations will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from an acquisition in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing. As of December 29, 2007, we had loans, net of reserves, of $16.0 million outstanding to 38 of our food distribution customers and had guaranteed outstanding debt and lease obligations of food distribution customers totaling $7.2 million, including $3.0 million in loan guarantees to one retailer. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of December 29, 2007, the present value of our maximum contingent liability exposure, net of reserves, with respect to subleases and assigned leases was $33.5 million and $11.0 million, respectively. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact our operating results and financial condition.

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

Our debt instruments include financial and other covenants that limit our operating flexibility and may affect our future business strategies and operating results.

Covenants in the documents governing our outstanding or future debt, including our senior secured credit facility, or our future debt levels, could limit our operating and financial flexibility. Our ability to respond to market conditions and opportunities as well as capital needs could be constrained by the degree to which we are leveraged, by changes in the availability or cost of capital, and by contractual limitations on the degree to which we may, without the consent of our lenders, take actions such as engaging in mergers, acquisitions or divestitures, incurring additional debt, making capital expenditures, repurchasing shares of our stock and making investments, loans or advances. If needs or opportunities were identified that would require financial resources beyond existing resources, obtaining those resources could increase our borrowing costs, further reduce financial flexibility, require alterations in strategies and affect future operating results.

Legal, governmental, legislative or administrative proceedings, disputes or actions that result in adverse outcomes or unfavorable changes in government regulations or accounting standards may affect our businesses and operating results.

Adverse outcomes in litigation, governmental, legislative or administrative proceedings and/or other disputes may result in significant liability to the Company and affect our profitability or impose restrictions on the manner in which we conduct our business. Our businesses are also subject to various federal, state and local laws and regulations with which we must comply. Changes in applicable laws and regulations that impose additional requirements or restrictions on the manner in which we operate our businesses could increase our operating costs. In addition, changes in accounting standards could impact our reported revenue and profitability as reported in our financial statements.

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

Severe weather and natural disasters can adversely impact our operations, our suppliers or the availability and cost of products we purchase.

Severe weather conditions and natural disasters could damage our properties and adversely impact the geographic areas where we conduct our business. Severe weather and natural disasters could also affect the suppliers from whom we procure products and could cause disruptions in our operations and affect our supply chain efficiencies. In addition, unseasonably adverse climatic conditions that impact growing conditions and the crops of food producers may adversely affect the availability or cost of certain products.

Increases in employee benefit costs and other labor relations issues may lead to labor disputes and disruption of our businesses.

Some of our employees are participants in collective bargaining agreements, and associates at some of our locations participate in multi-employer health and pension plans. The costs of providing benefits through such plans have increased in recent years. A reduction in the number of employers contributing to the plans we participate in could result in a significant increase in the amount of future contributions we will be required to provide to the plans. Contributions to these plans may continue to increase and the benefit levels and other issues may continue to create collective bargaining challenges, which could increase our costs and materially affect our financial condition and results of operations. In addition, potential labor disputes may affect our ability to distribute our products and adversely impact the results of our operations.

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

Threats or acts of terror, data theft, information espionage, or other criminal activity directed at the food industry, the transportation industry, or computer or communications systems, including security measures implemented in recognition of actual or potential threats, could increase security costs and adversely affect our operations. Other events that give rise to actual or potential food contamination, drug contamination, or food-borne illness could have an adverse effect on our operating results.

Unanticipated problems with product procurement.

Significant changes in our ability to obtain adequate product supplies due to weather, food contamination, regulatory actions, labor supply, or product vendor defaults or disputes that limit our ability to procure products for sale to customers could have an adverse effect on our operating results.

The foregoing discussion of risk factors is not exhaustive and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Minneapolis, Minnesota and consist of approximately 126,000 square feet of office space in a building that we own.

Food Distribution Segment

The table below lists, as of December 29, 2007, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers.

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

Military Segment

The table below lists, as of December 29, 2007, the locations and sizes of our facilities exclusively used in our military distribution business. We lease each of these facilities. The Norfolk facilities comprise our distribution center, while the Jessup facility is used as an intermediate holding area for high velocity and large cube products to be delivered to commissaries and exchanges in the northern portion of the Mid-Atlantic region that we serve.

Approx. Size
Location	(Square Feet)

Norfolk, Virginia	733,200
Jessup, Maryland	115,200

Total Square Footage	848,400

Retail Segment

The table below contains selected information regarding our 59 corporate-owned stores as of December 29, 2007. We own the facilities of 26 of these stores and lease the facilities of 33 of these stores.

	Number	Areas	Average
Banner	of Stores	of Operation	Square Feet

Econofoods	23	IA, IL, MN, SD, WI	36,343
Sun Mart	23	CO, MN, ND, NE	33,456
Family Thrift Center	3	SD	40,985
AVANZA	2	CO	29,339
Wholesale Food Outlet	2	CO, IA	31,570
Pick ‘n Save	2	OH	49,239
Food Bonanza	2	IA, NE	29,990
Prairie Market	1	SD	28,606
Other Stores	1	MN	3,512

Total	59

The table excludes four corporate-owned pharmacies. As of December 29, 2007, the aggregate square footage of our 59 retail grocery stores totaled 2,040,721 square feet.

ITEM 3.	LEGAL PROCEEDINGS

Senior Subordinated Convertible Notes Litigation

On September 10, 2007, Nash Finch received a purported notice of default from certain hedge funds which are beneficial owners purporting to hold at least 25% of the aggregate principal amount of the Senior Subordinated Convertible Notes due 2035 (the “Notes”). The hedge funds alleged in the notice that Nash Finch was in breach of Section 4.08(a)(5) of the Indenture governing the Notes (the “Indenture”) which provides for an adjustment of the conversion rate in the event of an increase in the amount of certain cash dividends to holders of Nash Finch’s common stock.

We believe that we made all required adjustments to the conversion rate on the Notes after we increased the quarterly dividends paid to shareholders from $0.135 to $0.18 per share. However, to avoid any uncertainty, we asked the Trustee to execute a Supplemental Indenture clarifying the Company’s obligations with respect to increases in quarterly dividends. The Indenture Trustee filed an action in the Hennepin County District Court, in Minneapolis, Minnesota asking the Court to determine whether it should execute the Supplemental Indenture. In coordination with the Trustee, we filed a Petition asking the Court to determine that we properly adjusted the conversion rate on the Notes after we increased the amount of the dividends we paid to shareholders.

The Court granted our request for a Temporary Restraining Order, thus preventing the hedge funds from declaring a default while the litigation is pending. The Order also tolls the 30 day cure period during which we can cure the alleged default should the Court determine a default has occurred. The Restraining Order will remain in effect until 10 days after the Court reaches a decision on the underlying dispute.

On February 8, 2008, the Court heard arguments on the Company and the Trustee’s Petitions, following which the motions were taken under advisement. We anticipate the Court will enter its ruling within 90 days of the hearing date.

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

Following the denial of the Motion to Dismiss, Nash Finch and the purported class engaged in settlement discussions which are still ongoing. We anticipate the settlement discussions will be completed within the next 90 days.

Roundy’s Supermarkets, Inc. v. Nash Finch

On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”) by not paying approximately $7.9 million Roundy’s claims is due under the APA as a purchase price adjustment. We answered the complaint denying any monies were due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demand damages from Roundy’s in excess of $18.0 million.

Securities and Exchange Commission Inquiry

In early 2006, we voluntarily contacted the SEC to discuss the results of an internal review that focused on trading in our common stock by certain of our officers and directors. The Board of Directors conducted the internal review with the assistance of outside counsel following an informal inquiry from the SEC in November 2005 regarding such trading. We offered to provide certain documents, and the SEC accepted the offer. We will continue to fully cooperate with the SEC.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of February 26, 2008:

		Year First Elected
		or Appointed as an
Name	Age	Executive Officer	Title

Alec C. Covington	51	2006	President and Chief Executive Officer
Christopher A. Brown	45	2006	Executive Vice President, Food Distribution
Edward L. Brunot	44	2006	Senior Vice President, Military
Robert B. Dimond	46	2007	Executive Vice President, Chief Financial Officer and Treasurer
Kathleen M. Mahoney	53	2006	Senior Vice President, Secretary and General Counsel
Jeffrey E. Poore	49	2001	Executive Vice President, Supply Chain Management
Calvin S. Sihilling	58	2006	Executive Vice President and Chief Information Officer
Denise M. Wilson	48	2007	Senior Vice President, Human Resources

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

Edward L. Brunot has served as our Senior Vice President, Military since July 2006. Mr. Brunot previously served as Senior Vice President, Operations for AmeriCold Logistics, LLC from December 2002 to May 2006, where he was responsible for 29 distribution facilities in the Western Region. Before that, Mr. Brunot was Vice President of Operations for CS Integrated from 1999 to 2002. Mr. Brunot served as a Captain in the United States Army and holds a BS degree from the United States Military Academy, West Point and an MS degree from the University of Scranton.

Robert B. Dimond returned as our Executive Vice President, Chief Financial Officer and Treasurer in January 2007. He previously served as Chief Financial Officer and Senior Vice President of Wild Oats Markets, Inc., a leading national natural and organic foods retailer, from April 2005 to December 2006. From January 2005 through March 2005, Mr. Dimond served as Executive Vice President and Chief Financial Officer of The Penn Traffic Company, a food retailer in the eastern United States, in connection with its emergence from bankruptcy proceedings. Prior to that, he served as our Executive Vice President, Chief Financial Officer and Treasurer from May 2002 to November 2004 and as our Chief Financial Officer and

Senior Vice President from September 2000 to May 2002. Before that, Mr. Dimond held various financial roles with Kroger and Smith’s Food & Drug Centers, Inc. Mr. Dimond holds a BS degree in accounting from the University of Utah and is a Certified Public Accountant.

Kathleen M. Mahoney has served as our Senior Vice President, Secretary and General Counsel since July 2006. Ms. Mahoney joined Nash Finch as Vice President, Deputy General Counsel in November 2004, most recently as interim Secretary and General Counsel. Prior to working at Nash Finch, she was the Managing Partner of the St. Paul office of Larson King, LLP from July 2002 to November 2004. Previously, she spent 13 years with the law firm of Oppenheimer, Wolff & Donnelly, LLP, where she served in a number of capacities including Managing Partner of their St. Paul office, Chair of the Labor and Employment Practice Group and Chair of the EEO Committee. Ms. Mahoney also served as Special Assistant Attorney General in the Minnesota Attorney General’s office for six years. Ms. Mahoney earned her JD degree from Syracuse University College of Law and a BA from Keene State College.

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

Calvin S. Sihilling has served as our Executive Vice President and Chief Information Officer since August 2006. Mr. Sihilling previously served as Chief Information Officer for AmeriCold Logistics from August 2001 to January 2006, where he was responsible for the oversight of Information Technology, Transportation, Project Support, and the National Service Center. Before that, Mr. Sihilling was CIO of the Eastern Region of Richfood Holdings, Inc./SuperValu Inc. from August 1998 to August 2001. Prior to that, Mr. Sihilling held various leadership positions at such companies as Alex Lee, Inc., PepsiCo Food Systems, Dr. Pepper Company and Electronic Data Systems. Mr. Sihilling holds a BS from the Northrup Institute of Technology.

Denise M. Wilson has served as our Senior Vice President, Human Resources since April 2007. Ms. Wilson previously served as Executive Vice President and Chief Administrative Officer for NRG Energy, Inc. from August 2006 to March 2007, where she was responsible for the oversight of Information Technology, Human Resources, Regulatory & Government Affairs, and Office Services. Before that, Ms. Wilson served as Vice President, Human Resources for NRG Energy, Inc. from June 2002 to July 2006. Prior to that, Ms. Wilson held various leadership positions at such companies as Metris Companies, Inc. and General Electric, GE Capital IT Solutions. Ms. Wilson holds a Master of Arts degree in Industrial Relations and a Bachelor of Science degree in Education from the University of Minnesota.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market and currently trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market, and the quarterly cash dividends paid per share of common stock. At February 26, 2008, there were 2,104 stockholders of record.

					Dividends
	2007		2006		Per Share
	High	Low	High	Low	2007	2006

First Quarter	$34.29	$26.89	$31.74	$24.99	$0.18	$0.18
Second Quarter	50.00	34.46	30.52	19.42	0.18	0.18
Third Quarter	51.29	31.62	24.86	19.56	0.18	0.18
Fourth Quarter	40.84	32.90	27.90	24.06	0.18	0.18

On February 26, 2008, the Nash Finch Board of Directors declared a cash dividend of $0.18 per common share, payable on March 21, 2008, to stockholders of record as of March 7, 2008.

The following table provides information about shares of common stock the Company acquired during the fourth quarter of fiscal 2007.

			(c)	(d)
	(a)		Total Number of	Maximum Number
	Total	(b)	Shares Purchased	of Shares that may
	Number	Average Price	as Part of Publicly	Yet be Purchased
	of Shares	Paid per	Announced Plans	Under Plans
Period	Purchased(1)(2)	Share(1)(2)	or Programs(1)	or Programs(1)

Period 12 (November 4 to December 1, 2007)	156,751	$34.10	156,751	843,249
Period 13 (December 2 to December 29, 2007)	256,845	$37.61	256,205	587,044

Total	413,596	$36.28	412,956	587,044

(1)	On November 13, 2007, the Company announced that our Board of Directors had authorized a share repurchase program to purchase up to one million shares of the Company’s common stock. The program took effect on November 19, 2007, and will continue until the earlier of (1) the close of trading on January 3, 2009, or (2) the date that the aggregate purchases under the repurchase program reaches 1,000,000 shares of our common stock.

(2)	Includes 640 shares purchased by the trustee of the Nash Finch Company Deferred Compensation Plan’s Trust. All such purchases reflect the reinvestment by the trustee of dividends paid during the fourth quarter of 2007 on shares of our common stock held in the Trust in accordance with the requirements of the trust agreement.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on the company’s common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and the peer group index described below. This graph assumes a $100 investment in each of Nash Finch Company, the S&P SmallCap 600 Index and the peer group index at the close of trading on December 29, 2002, and also assumes the reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

The peer group represented in the line graph above includes the following nine publicly traded companies: SuperValu Inc., Arden Group, Inc., The Great Atlantic & Pacific Tea Company, Inc., Ingles Markets, Incorporated, Ruddick Corporation, Spartan Stores, Inc., United Natural Foods, Inc., Weis Markets, Inc. and Core-Mark Holding Company, Inc.

From time to time, the peer group companies have changed due to merger and acquisition activity, bankruptcy filings, company delistings and other similar occurrences. Pathmark Stores, Inc., Smart & Final Inc. and Wild Oats Markets, Inc. were removed from the peer group in 2007 as they were acquired or merged with other companies. Core-Mark Holding Company, Inc., a wholesale distributor to the convenience store industry, was added to the peer group in 2007.

The performance graph above is being furnished solely to accompany this Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K, is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Summary of Operations
Five years ended December 29, 2007 (not covered by Independent Auditors’ Report)
(Dollar amounts in thousands except per share amounts)

	2007	2006	2005 (1)	2004	2003
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)

Results of Operations
Sales	$4,532,635	$4,631,629	$4,555,507	$3,897,074	$3,971,502
Cost of sales	4,134,981	4,229,807	4,124,344	3,474,329	3,516,460

Gross profit	397,654	401,822	431,163	422,745	455,042
Selling, general and administrative	280,818	319,678	300,837	299,727	326,716
Gains on sale of real estate	(1,867)	(1,130)	(3,697)	(5,586)	(748)
Special charges	(1,282)	6,253	(1,296)	34,779	—
Goodwill impairment	—	26,419	—	—	—
Extinguishment of debt	—	—	—	7,204	—
Depreciation and amortization	38,882	41,451	43,721	40,241	42,412
Interest expense	23,581	26,644	24,732	27,181	34,729
Income tax expense	18,742	5,835	25,670	4,322	17,254

Earnings (loss) from continuing operations	38,780	(23,328)	41,196	14,877	34,679
Net earnings from discontinued operations	—	160	56	55	413
Cumulative effect of change in accounting principle, net of income tax (2)	—	169	—	—	—

Net earnings (loss)	$38,780	$(22,999)	$41,252	$14,932	$35,092

Basic earnings (loss) per share	$2.88	$(1.72)	$3.19	$1.20	$2.90
Diluted earnings (loss) per share	$2.84	$(1.72)	$3.13	$1.18	$2.88
Cash dividends declared per common share	$0.72	$0.72	$0.675	$0.54	$0.36
Selected Data
Pretax earnings (loss) from continuing operations as a percent of sales	1.27%	(0.38)%	1.47%	0.49%	1.31%
Net earnings (loss) as a percent of sales	0.86%	(0.50)%	0.91%	0.38%	0.88%
Effective income tax rate	32.6%	33.4%	38.4%	22.5%	33.2%
Current assets	$477,934	$457,053	$512,207	$400,587	$415,810
Current liabilities	$282,357	$278,222	$325,859	$280,162	$284,752
Net working capital	$195,577	$178,831	$186,348	$120,425	$131,058
Ratio of current assets to current liabilities	1.69	1.64	1.57	1.43	1.46
Total assets	$951,382	$954,303	$1,077,424	$815,628	$886,352
Capital expenditures	$21,419	$27,469	$24,638	$22,327	$40,728
Long-term obligations (long-term debt and capitalized lease obligations)	$308,328	$347,854	$407,659	$239,603	$326,583
Stockholders’ equity	$315,616	$294,380	$322,578	$273,928	$256,457
Stockholders’ equity per share (3)	$23.28	$21.95	$24.22	$21.64	$21.10
Return on stockholders’ equity (4)	12.29%	(7.92)%	12.77%	5.43%	13.52%
Common stock high price (5)	$51.29	$31.74	$44.00	$38.66	$24.70
Common stock low price (5)	$26.89	$19.42	$24.83	$18.06	$4.26

See notes on following page.

(1)	Information presented for fiscal 2005 reflects our acquisition on March 31, 2005, of the Lima and Westville distribution divisions of Roundy’s. More generally, discussion regarding the comparability of information presented in the table above or material uncertainties that could cause the selected financial data not to be indicative of future financial condition or results of operations can be found in Part 1, Item 1A of this report, “Risk Factors,” Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this report in our Consolidated Financial Statements and notes thereto.

(2)	Effect of adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment- Revised 2004,” in fiscal 2006.

(3)	Based on outstanding shares at year-end.

(4)	Return based on continuing operations.

(5)	High and low closing sales price on NASDAQ.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In terms of revenue, we are the second largest publicly traded wholesale food distributor in the United States serving the retail grocery industry and the military commissary and exchange systems. Our business consists of three primary operating segments: food distribution, military food distribution and retail.

In November 2006, we announced the launch of a new strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company, the new strategy focuses activities on specific retail formats, businesses and support services designed to delight consumers. The strategic plan encompasses several important elements:

•	Emphasis on a suite of retail formats designed to appeal to the needs of today’s consumers including an initial focus on everyday value, Hispanic and extreme value formats, as well as military commissaries and exchanges;

•	Strong, passionate businesses in key areas including perishables, health and wellness, center store, pharmacy and military supply, driven by the needs of each format;

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Retail support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, store brands, market research, retail store support, retail pricing and license agreement opportunities;

•	Store brand management dedicated to leveraging the strength of the Our Family brand as a regional brand through exceptional product development coupled with pricing and marketing support; and

•	Integrated shared services company-wide, including IT support and infrastructure, accounting, finance, human resources and legal.

In fiscal 2007, we stabilized and restored financial vitality to our business. In addition to the strategic initiatives already in progress, our 2008 initiatives consist of the following:

•	Invest in our retail formats, logistics capabilities and center store systems.

•	Pursue acquisitions that support our strategic plan.

•	Continue share repurchase program (up to a total of one million shares).

Our food distribution segment sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast regions of the United States. On March 31, 2005, we completed the purchase from Roundy’s of the net assets, including customer contracts, of two Roundy’s wholesale food distribution divisions and two retail stores.

Our military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located primarily in the Mid-Atlantic region of the United States, and in Europe, Puerto Rico, Cuba, the Azores and Egypt. We are the largest distributor of grocery products to U.S. military commissaries and exchanges, with over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.

Our retail segment operated 59 corporate-owned stores primarily in the Upper Midwest as of December 29, 2007. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold nine retail stores in 2005, 16 retail stores in 2006 and three retail stores in 2007. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. Our strategic initiatives are designed to create value within our organization. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and additional goodwill impairment associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.

Results of Operations

The following discussion summarizes our operating results for fiscal 2007 compared to fiscal 2006 and fiscal 2006 compared to fiscal 2005.

Sales

The following tables summarize our sales activity for fiscal 2007, 2006 and 2005:

	2007			2006			2005
		Percent	Percent		Percent	Percent		Percent
Segment Sales:	Sales	of Sales	Change	Sales	of Sales	Change	Sales	of Sales
	(In millions)

Food Distribution	$2,693.3	59.4%	(3.4)%	$2,787.7	60.2%	4.4%	$2,669.3	58.6%
Military	1,247.6	27.5%	4.4%	1,195.0	25.8%	3.3%	1,157.2	25.4%
Retail	591.7	13.1%	(8.8)%	648.9	14.0%	(11.0)%	729.0	16.0%

Total Sales	$4,532.6	100.0%	(2.1)%	$4,631.6	100.0%	1.7%	$4,555.5	100.0%

The decrease in fiscal 2007 food distribution sales versus fiscal 2006 was primarily attributable to the loss of a significant customer which accounted for approximately $82.9 million of the decrease in sales. Sales to our existing customer base also declined slightly relative to fiscal 2006 as our existing customers faced increased competition. The increase in fiscal 2006 food distribution sales versus fiscal 2005 was due to the acquisition of the Lima and Westville divisions in the second quarter 2005, which added an estimated $185.7 million in sales to fiscal 2006 as compared to fiscal 2005. Apart from the impact of the acquisition, sales declined in fiscal 2006 due to slower growth in new accounts, customer attrition and decreased sales to our existing customer base.

Military segment sales increased 4.4% in fiscal 2007 compared to fiscal 2006. The sales increase is primarily attributable to increased volume and new product line offerings. The increase in military segment sales in fiscal 2006 compared to fiscal 2005 was the result of new product line offerings that resulted in new sales volumes domestically. Domestic and overseas sales represented the following percentages of military segment sales:

	2007	2006	2005

Domestic	70.2%	69.7%	68.6%
Overseas	29.8%	30.3%	31.4%

The decrease in retail sales for fiscal 2007 as compared to fiscal 2006 was attributable to the closure or sale of three stores during fiscal 2007 and 16 stores during fiscal 2006 (store closures accounted for $52.7 million of the $57.2 million decrease in retail sales). Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 0.8% in fiscal 2007 as compared to fiscal 2006. The decline in fiscal 2006 as compared to fiscal 2005 is due to the closure or sale of nine stores in fiscal 2005 and 16 stores in fiscal 2006 (store closures accounted for $74.5 million of the $80.1 million decrease) and a decline in same store sales of 1.8%. These declines continue to reflect a highly competitive environment in which supercenters and other alternative formats compete for price conscious consumers.

During fiscal 2007, 2006 and 2005, our corporate store count changed as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2007	2006	2005

Number of stores at beginning of year (1)	62	78	85
Acquired stores	—	—	2
Closed or sold stores	(3)	(16)	(9)

Number of stores at end of year (1)	59	62	78

(1)	Store count excludes four corporate-owned pharmacies.

Gross Profit

Gross profit for fiscal 2007 was 8.8% of sales compared to 8.7% for fiscal 2006 and 9.5% for fiscal 2005. Gross profit as a percentage of sales (gross profit margin) increased in fiscal 2007 relative to fiscal 2006 as a result of initiatives that focused on better management of inventories and vendor relationships. However, our overall gross profit margin was negatively affected by 0.2% of fiscal 2007 sales due to a sales mix shift between our business segments. This was due to a higher percentage of fiscal 2007 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which traditionally have had a higher gross profit margin.

The decline in gross profit margin in fiscal 2006 compared to fiscal 2005 was primarily the result of growth in the food distribution segment coming from lower margin customers. We estimate that this shift in customer mix toward lower margin food distribution customers decreased our overall gross profit margins by 0.7% in 2006. In addition, our overall gross profit margin was adversely affected due to a higher percentage of sales in the food distribution and military segments as opposed to the retail segment. The decline in gross profit attributable to this shift in revenues was approximately 0.2% of sales in fiscal 2006.

Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments are included in cost of sales and were $3.1 million, $2.3 million and $1.0 million in fiscal 2007, 2006 and 2005, respectively.

Selling, General and Administrative Expense

The following table outlines selling, general and administrative expenses (SG&A) and the significant factors affecting SG&A:

	2007		2006		2005
		% of		% of		% of
	$	Sales	$	Sales	$	Sales
	(In millions except percentages)

SG&A	280.8	6.2%	319.7	6.9%	300.8	6.6%

Significant factors affecting SG&A:
Retail store impairments and lease reserves	2.6	0.1%	8.4	0.2%	4.7	0.1%
Charges related to food distribution customers	(0.1)	0.0%	12.5	0.3%	2.0	0.0%
Gain on sale of assets	(0.7)	0.0%	—	0.0%	—	0.0%
Severance costs	—	0.0%	4.2	0.1%	—	0.0%
Tradename impairment	—	0.0%	2.0	0.0%	—	0.0%
Vacation standardization	—	0.0%	2.0	0.0%	—	0.0%

Total significant factors affecting SG&A	1.8	0.0%	29.1	0.6%	6.7	0.1%

SG&A for fiscal 2007 was 6.2% of sales as compared to 6.9% of sales in fiscal 2006 and 6.6% of sales in fiscal 2005. A portion of the change in SG&A as a percentage of sales in the 2005-2007 period is because our retail segment, which has higher SG&A than our food distribution and military segments (as a percentage of sales), represented a smaller percentage of our total sales in each of these periods. The decrease in SG&A attributable to this shift in revenues was approximately 0.2% of sales in 2007 and 0.4% of sales in 2006.

Gain on Sale of Real Estate

The gain on sale of real estate for fiscal 2007 was $1.9 million compared to $1.1 million for fiscal 2006 and $3.7 million for fiscal 2005. The gain on sale of real estate in all years was primarily related to the sale of unoccupied properties.

Special Charges

In fiscal 2004, we recorded a charge of $34.9 million related to the closure of 18 retail stores and our intent to seek purchasers for our Denver area AVANZA retail stores. The charge was reflected in the “special charges” line within the consolidated statements of income.

In fiscal 2005, we decided to continue to operate the AVANZA retail stores and therefore recorded a reversal of $1.5 million of the special charge related to these stores because the assets of the stores were revalued at historical cost less depreciation during the time held-for-sale. Partially offsetting this reversal was a $0.2 million change in estimate for other property closure costs.

In fiscal 2006, we recorded $6.2 million of additional charges, $5.5 million to write off capitalized lease assets and $0.7 million to change estimates of lease commitments, related to three properties included in the 2004 special charge.

In fiscal 2007, we recorded a reversal of $1.6 million of previously established lease reserves for one location after subleasing the property earlier than anticipated. This reversal was partially offset by a charge of $0.3 million due to revised lease commitment estimates.

Goodwill Impairment

Annually, we perform an impairment test of goodwill during the fourth quarter based on conditions as of the end of our third fiscal quarter in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No impairment was indicated or recorded in fiscal 2007. In fiscal 2006, the test, using an undiscounted operating cash flow assumption, indicated an impairment of our retail segment goodwill. The resulting analysis of the discounted cash flows of the retail segment indicated an impairment necessitating a charge of $26.4 million to retail goodwill. No impairment was indicated or recorded in fiscal 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense for fiscal 2007 decreased by $2.6 million, or 6.2%, as compared to fiscal 2006. The decrease was primarily due to reduced capital lease amortization and reduced depreciation on fixtures and equipment. Depreciation and amortization expense decreased by 5.2% during fiscal 2006 as compared to fiscal 2005 primarily due to lower depreciation expense for software, fixtures and equipment and vehicles. Depreciation also reduced as a result of store closings offset by increased depreciation and amortization due to the purchase of the Lima and Westville divisions.

Interest Expense

Interest expense decreased $3.0 million to $23.6 million in fiscal 2007 as compared to $26.6 million in fiscal 2006. The decrease was primarily due to a reduction in average borrowing levels of $56.2 million. Average borrowing levels decreased from $404.2 million in fiscal 2006 to $348.0 million in fiscal 2007. Fiscal 2006 interest included a payment of $0.5 million to amend covenants on our senior secured credit facility.

Interest expense increased $1.9 million to $26.6 million in fiscal 2006 as compared to $24.7 million for fiscal 2005. The increase was largely due to an increase in our effective interest rate from 5.7% for fiscal 2005 to 6.2% for fiscal 2006 caused by rising interest rates on variable rate debt offset somewhat by the impact of interest rate swaps. Average borrowing levels decreased $3.0 million from fiscal 2005 to fiscal 2006.

Income Tax Expense

The federal statutory rate was 35.0% for 2007, 2006 and 2005. The effective tax rate for income from continuing operations in fiscal 2007 was 32.6% compared to 33.4% for fiscal 2006 and 38.4% for fiscal 2005. The effective tax rate for fiscal 2007 was impacted by the reversal of previously unrecognized tax benefits of $12.6 million, primarily due to statute of limitation expirations, audit resolutions, and the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions. During fiscal year 2006 we increased tax reserves by $1.7 million. During fiscal 2005, we reversed previously established income tax reserves of $1.1 million primarily due to the resolution of various federal and state tax issues and statute of limitation expirations.

Refer to the tax rate table in Part II, Item 8 of this report under Note (9) — “Income Taxes” of Notes to the Consolidated Financial Statements for the comparative components of these rates.

Discontinued Operations

There were no earnings from discontinued operations in fiscal 2007. Earnings from discontinued operations of $0.3 million in fiscal 2006 and $0.1 million in fiscal 2005 were a result of the resolution of a contingency associated with the sale of our Nash De-Camp produce growing and marketing subsidiary in fiscal 1999.

Net Earnings

Net earnings for fiscal 2007 were $38.8 million, or $2.84 per diluted share, compared to a net loss of $23.0 million, or $1.72 per diluted share, for fiscal 2006, and net earnings of $41.3 million, or $3.13 per diluted share, for fiscal 2005. Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results.

Some of the more significant of these events are summarized as follows (items affecting earnings are shown net of tax):

	Fiscal 2007		Fiscal 2006		Fiscal 2005
		Diluted		Diluted		Diluted
	$000s	EPS	$000s	EPS	$000s	EPS

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$38,780	$2.84	$(23,238)	$(1.74)	$41,196	$3.13

Items affecting earnings
Bridge loan fee	$—	$—	$—	$—	$457	$0.03
Debt amendment fees	—	—	331	0.02	—	—
Special charges	(782)	(0.06)	3,821	0.29	(791)	(0.06)
Goodwill impairment	—	—	25,744	1.92	—	—
Charges related to food distribution customers	(85)	(0.01)	7,641	0.57	1,190	0.09
Retail store impairments and lease reserves	1,578	0.12	5,143	0.38	2,874	0.22
Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments	1,920	0.14	1,384	0.10	613	0.05
Gain on sale of assets	(457)	(0.03)	—	—	—	—
Severance costs	—	—	2,585	0.19	—	—
Tradename impairment	—	—	1,229	0.09	—	—
Vacation standardization	—	—	1,208	0.09	—	—
Additions to tax reserves or (reversal) of previously established tax reserves	(4,892)	(0.36)	1,688	0.13	(1,076)	(0.08)

Total items affecting earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$(2,718)	$(0.20)	$50,774	$3.78	$3,267	$0.25

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

The following table summarizes our cash flow activity for fiscal 2007, 2006 and 2005 and should be read in conjunction with the Consolidated Statements of Cash Flows:

	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$83,616	$90,135	$61,317
Net cash used in investing activities	(18,487)	(24,509)	(230,680)
Net cash provided by (used) in financing activities	(65,225)	(65,925)	165,591

Net change in cash and cash equivalents	$(96)	$(299)	$(3,772)

Operating cash flows were $83.6 million for fiscal 2007, a decrease of $6.5 million from $90.1 million in fiscal 2006. The primary reason for the decrease in operating cash flows for fiscal 2007 as compared to fiscal 2006 was due to increases in accounts and notes receivable ($11.2 million) and inventories, net of the LIFO charge ($4.9 million). The increase in accounts and notes receivable primarily related to the timing of payments made by our military segment customers. The increase in inventories reflects our desire to capitalize on inventory management opportunities.

Operating cash flows were $90.1 million for fiscal 2006, an increase of $28.8 million from $61.3 million for fiscal 2005. The primary reason for the increase in operating cash flows for fiscal 2006 as compared to fiscal 2005 was a decrease of $44.6 million in inventories during fiscal 2006 as compared to an increase of $31.3 million in inventories in fiscal 2005. The decrease in fiscal 2006 inventories was due to progress made in our distribution business rationalization and the integration of the Lima and Westville distribution centers acquired from Roundy’s, decreased retail inventories as a result of the sale or closure of 16 stores in fiscal 2006 and increased focus on managing inventory levels.

Cash used for investing activities was $18.5 million in fiscal 2007 and $24.5 million in fiscal 2006. Cash was primarily used for additions of property, plant and equipment. Cash used for investing activities in fiscal 2005 included $226.4 million for the purchase of the Westville and Lima divisions from Roundy’s.

Cash used by financing activities was $65.2 million for fiscal 2007 as $35.6 million was used to pay down the revolving debt and other long-term debt, $15.0 million was used to repurchase shares of our common stock and $9.7 million was used to pay dividends on our common stock. Cash used by financing activities was $65.9 million for fiscal 2006 as $57.7 million was used to pay down the revolving debt and other long-term debt and $9.6 million was used to pay dividends on our common stock. Financing activities for fiscal 2005 primarily included proceeds from the private placement of $150.1 million in convertible notes and net receipts from revolving debt of $30.6 million to finance the acquisition of the Westville and Lima divisions. Credit availability under the senior secured credit facility was $102.6 million as of December 29, 2007.

Share Repurchase

On November 13, 2007, we announced that our Board of Directors had authorized a share repurchase program to purchase up to one million shares of the Company’s common stock. The program took effect on November 19, 2007, and will continue until the earlier of (1) the close of trading on January 3, 2009 or (2) the date that the aggregate purchases under the repurchase program reaches 1,000,000 shares of our common stock. During the fourth quarter of fiscal 2007, we repurchased 412,956 shares at an average price per share of $36.27 (including commissions). As of December 29, 2007, there were 587,044 shares remaining on the board-approved share repurchase authorization.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of December 29, 2007, and the expected timing of cash payments related to such obligations in future periods:

	Amount Committed by Period
	Total
	Amount	Fiscal	Fiscal	Fiscal
Contractual Cash Obligations:	Committed	2008	2009-2010	2011-2012	Thereafter
	(In thousands)

Long-Term Debt(1)	$278,991	$548	$126,222	$1,372	$150,849
Interest on Long-Term Debt(2)	227,494	15,211	28,531	10,708	173,044
Capital Lease Obligations(3)(4)	55,130	7,129	13,692	10,014	24,295
Operating Leases(3)	113,982	22,424	38,562	26,363	26,633
Benefit Obligations(5)	28,294	3,218	6,035	5,402	13,639
Purchase Obligations(6)	33,700	21,436	5,274	1,957	5,033

Total	$737,591	$69,966	$218,316	$55,816	$393,493

(1)	Refer to Part II, Item 8 in this report under Note (7) — “Long-term Debt and Bank Credit Facilities” in the Notes to Consolidated Financial Statements and to the discussion of covenant compliance below for additional information regarding long-term debt.

(2)	The interest on long-term debt for periods subsequent to fiscal 2012 reflects our Senior Subordinated Convertible Debt accreted interest for fiscal 2013 through 2035, should the convertible debt remain outstanding until maturity. Interest payments assume debt is held to maturity. For variable rate debt the current interest rates applicable as of December 29, 2007, were assumed for the remainder of the term.

(3)	Lease obligations primarily relate to store locations for our retail segment, as well as store locations subleased to independent food distribution customers. A discussion of lease commitments can be found in Part II, Item 8 in this report under Note (12) — “Leases” in the Notes to Consolidated Financial Statements and under the caption “Lease Commitments” in the Critical Accounting Policies section below.

(4)	Includes amounts classified as imputed interest.

(5)	Our benefit obligations include obligations related to third-party sponsored defined benefit pension and post-retirement benefit plans. For a further discussion see Part II, Item 8 in this report under Note (17) — “Pension and Other Post-retirement Benefits” in the Notes to Consolidated Financial Statements.

(6)	The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase. The majority of our purchase obligations involve purchase orders made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services.

We have also made certain commercial commitments that extend beyond 2008. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of December 29, 2007:

	Total	Commitment Expiration per Period
Other Commercial	Amounts	Less than			Over 5
Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)

Standby Letters of Credit(1)	$16,070	$7,170	$8,900	$—	$—
Guarantees(2)	24,901	299	1,542	7,322	15,738

Total Other Commercial Commitments	$40,971	$7,469	$10,442	$7,322	$15,738

(1)	Letters of credit relate primarily to supporting workers’ compensation obligations.

(2)	Refer to Part II, Item 8 of this report under Note (13) — “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” in the Critical Accounting Policies section below for additional information regarding debt guarantees, lease guarantees and assigned leases.

Senior Secured Credit Facility

Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be used for loans and up to $40.0 million of which may be used for letters of credit, and a $118.7 million Term Loan B. The Term Loan B portion of the facility was $160.0 million as of December 30, 2006, of which $41.3 million was permanently paid down during fiscal 2007. Borrowings under the facility bear interest at either the Eurodollar rate or the prime rate, plus a margin spread that is dependent on our total leverage ratio. We pay a commitment commission on the unused portion of the revolver. The margin spreads and the commitment commission are reset quarterly based on changes to our total leverage ratio defined by the applicable credit agreement. At December 29, 2007 and December 30, 2006, the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 2.0% and 2.5%, respectively, and the commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. We expect each of the margin spreads to decrease by 25 basis points in the first quarter of fiscal 2008 based on the total leverage ratio at the end of fiscal 2007. At December 29, 2007, credit availability under the senior secured credit facility was $102.6 million.

On February 22, 2005, we entered into a First Amendment to our credit facility permitting us to enter into the asset purchase agreement with Roundy’s and to close and finance the acquisition of the Lima and Westville divisions.

On November 28, 2006, we entered into a Second Amendment to our credit facility which changed the existing total leverage ratio covenant and increased the margin spread whenever the total leverage ratio covenant exceeds to 2.50:1.00.

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

The financial covenants specified in the credit agreement, as amended, vary over the term of the credit agreement and can be summarized as follows:

For The Fiscal
Periods Ending
Financial Covenants	Closest to	Required Ratio

Interest Coverage Ratio	12/31/04 through 9/30/07	3.50:1.00 (minimum)
	12/31/07 thereafter	4.00:1.00
Total Leverage Ratio	12/31/06 through 3/31/07	3.75:1.00 (maximum)
	6/30/07 through 9/30/07	3.50:1.00
	12/31/07 thereafter	3.00:1.00
Senior Secured Leverage Ratio	12/31/06 through 9/30/07	2.50:1.00 (maximum)
	12/31/07 thereafter	2.25:1.00
Working Capital Ratio	12/31/05 through 9/30/08	1.75:1.00 (minimum)
	Thereafter	2.00:1.00

As of December 29, 2007, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio		Actual Ratio

Interest Coverage Ratio(1)	4.00:1.00 (minimum	)	5.61:1.00
Total Leverage Ratio(2)	3.00:1.00 (maximum	)	2.42:1.00
Senior Secured Leverage Ratio(3)	2.25:1.00 (maximum	)	0.97:1.00
Working Capital Ratio(4)	1.75:1.00 (minimum	)	3.56:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense less deferred financing costs on the current agreement for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.

Any failure to comply with any of these financial covenants would constitute an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.

The following is a summary of the calculation of Consolidated EBITDA for fiscal 2007, 2006 and 2005 (amounts in thousands):

	2007
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings (loss) from continuing operations before income taxes	$9,485	$17,304	$18,237	$12,496	$57,522
Interest expense	5,595	5,671	6,948	5,367	23,581
Depreciation and amortization	9,082	8,901	11,902	8,997	38,882
LIFO charge	808	807	1,077	2,399	5,091
Lease reserves	(888)	825	614	—	551
Goodwill impairment	—	—	—	—	—
Asset impairments	866	275	640	87	1,868
Gains on sale of real estate	—	(147)	—	(1,720)	(1,867)
Share-based compensation	956	1,584	1,632	3,614	7,786
Subsequent cash payments on non-cash charges	(700)	(663)	(918)	(1,011)	(3,292)
Special charges	—	(1,282)	—	—	(1,282)

Total Consolidated EBITDA	$25,204	$33,275	$40,132	$30,229	$128,840

	2006
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings (loss) from continuing operations before income taxes	$6,314	$7,733	$(6,287)	$(25,253)	$(17,493)
Interest expense	6,067	6,120	7,906	6,551	26,644
Depreciation and amortization	9,702	9,617	12,685	9,447	41,451
LIFO charge	462	461	1,590	117	2,630
Lease reserves	902	1,327	4,455	2,675	9,359
Goodwill impairment	—	—	—	26,419	26,419
Asset impairments	1,547	3,247	2,522	4,127	11,443
Losses (gains) on sale of real estate	33	(1,225)	25	37	(1,130)
Share-based compensation	(187)	634	233	486	1,166
Subsequent cash payments on non-cash charges	(808)	(656)	(1,862)	(686)	(4,012)
Special charges	—	—	6,253	—	6,253

Total Consolidated EBITDA	$24,032	$27,258	$27,520	$23,920	$102,730

	2005
					Year to
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Date

Earnings (loss) from continuing operations before income taxes	$11,361	$16,041	$18,100	$21,364	$66,866
Interest expense	4,187	6,578	7,919	6,048	24,732
Depreciation and amortization	8,374	10,614	14,357	10,376	43,721
LIFO charge (benefit)	577	828	(229)	(452)	724
Lease reserves	178	—	216	(191)	203
Asset impairments	458	2,089	1,772	851	5,170
Gains on sale of real estate	—	(541)	(556)	(2,600)	(3,697)
Share-based compensation	680	536	488	14	1,718
Subsequent cash payments on non-cash charges	(1,375)	(652)	(752)	(2,690)	(5,469)
Special charges	—	(1,296)	—	—	(1,296)

Total Consolidated EBITDA	$24,440	$34,197	$41,315	$32,720	$132,672

The credit agreement also contains covenants that limit our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.

Convertible Subordinated Debt

On March 15, 2005, we completed a private placement of $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035. The funds were used to finance a portion of the acquisition of the Lima and Westville divisions from Roundy’s. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility.

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

The notes will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.4164 shares (initially 9.312 shares) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $49.50 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or a combination of both, at our option.

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

In connection with the closing of the sale of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. In accordance with that agreement, we filed with the Securities and Exchange Commission on July 13, 2005, a shelf registration statement covering the resale by security holders of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was declared effective by the Securities and Exchange Commission on October 5, 2005. Our contractual obligation, however, to maintain the effectiveness of the shelf registration statement has expired. As a result, we removed from registration, by means of a post-effective amendment filed on July 24, 2007, all notes and common stock that remained unsold at such time.

Debt Obligations

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of December 29, 2007:

	Fixed Rate			Variable Rate
	Fair Value	Amount	Rate	Fair Value	Amount	Rate
	(In thousands)

2008		$548	6.0%		$—	—
2009		595	6.0%		6,300	7.2%
2010		627	6.0%		118,700	7.8%
2011		669	6.2%		—	—
2012		703	6.2%		—	—
Thereafter		150,849	3.5%		—	—

	$151,828	$153,991		$125,000	$125,000

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The interest rate swap agreements outstanding at December 30, 2006, expired in fiscal 2007 and, in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) the fair value gains reported in other comprehensive income were reclassified into income as they expired. Interest rate swap agreements outstanding at December 30, 2006, and their fair values are summarized as follows:

December 30,
2006
(In thousands,
except percentages)

Notional amount (pay fixed/receive variable)	$90,000
Fair value asset	756
Average receive rate for effective swaps	5.4%
Average pay rate for effective swaps	4.4%

The Company uses commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with the Company making payments based on fixed prices per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. At December 30, 2006, the Company had no outstanding commodity swap agreements. At December 29, 2007, our one outstanding commodity swap agreement was not considered effective in accordance with SFAS 133. As such, pre-tax gains of $0.4 million on the commodity swap agreement were recorded as a reduction to cost of sales during fiscal 2007. The commodity swap agreement commenced and will expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate

145,000 gallons/month	2/1/2007	2/29/2008	$1.65/gallon

In addition to the previously discussed interest rate and commodity swap agreements, we entered into a fixed price fuel supply agreement in the first quarter of 2007 to support our food distribution segment. The agreement requires us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. The term of the agreement began on February 1, 2007, and expired on December 31, 2007. The fixed price fuel agreement qualifies for the “normal purchase” exception under SFAS 133, therefore the fuel purchases under this contract are expensed as incurred as an increase to cost of sales.

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

Lease Commitments.  We have historically leased store sites for sublease to qualified independent retailers at rates that are at least as high as the rent paid by us. Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy. We also lease store sites for our retail segment. Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management. Our reserves for such properties can be materially affected by factors such as the extent of interested sub-lessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, general economic conditions and the demand for commercial property. Should the number of defaults by sub-lessees or corporate store closures materially increase, the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows. Refer to Part II, Item 8 of this report under Note (12) — “Leases” in the Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

Guarantees of Debt and Lease Obligations of Others.  We have guaranteed the debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($7.2 million as of December 29, 2007), which would be due in accordance with the underlying agreements. During fiscal 2007, we entered into a new guarantee with a food distribution customer that is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantee is $3.0 million, which is included in the $7.2 million total referenced above. The maximum amount of the guarantee is reduced annually during the approximate five-year term of the agreement and is secured by a personal guarantee from the affiliated customer. The initial liability was recorded at fair value and is immaterial to the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002, and therefore are not subject to the recognition and measurement provisions of FIN 45.

We have also assigned various leases to certain food distribution customers and other third parties. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases, net of reserves, to be approximately $11.0 million as of December 29, 2007. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts — Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note (13) — “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements for more information regarding customer exposure and credit risk.

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

Goodwill

Goodwill for each of our reporting units is tested for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” annually and/or when factors indicating impairment are present. Fair value is determined primarily based on valuation studies performed by us, which utilize a discounted cash flow methodology. Valuation analysis requires significant judgments and estimates to be made by management. Our estimates could be materially impacted by factors such as competitive forces, customer behaviors, changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on financial condition and operating results and impairment of the goodwill.

Income Taxes

When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. In the event there is a significant unusual or one-time item recognized in our results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred.

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards 109, “Accounting for Income Taxes” (SFAS 109). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse or are settled. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.

We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions could be challenged and we may ultimately not prevail in defending our positions. These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as, related penalties and interest. These reserves relate to various tax years subject to audit by taxing authorities.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on December 31, 2006. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We recognize potential accrued interest and penalties related to the unrecognized tax benefits in income tax expense. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the December 31, 2006, balance of retained earnings.

Prior to fiscal 2007 we determined our tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Reserves for Self Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker’s compensation, general and automobile liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. A 100 basis point change in discount rates would increase our liability by approximately $0.2 million.

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

Share-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment — Revised 2004,” (SFAS 123R) using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The Company uses the grant date closing price per share of Nash Finch common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to its long-term incentive plan (LTIP). The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Significant judgment is required in selecting the assumptions used for estimating fair value of share-based compensation as well estimating forfeiture rates. Further, any awards with performance conditions that can affect vesting also add additional judgment in determining the amount expected to vest. There can be significant volatility in many of our assumptions and therefore our estimates of fair value, forfeitures, etc. are sensitive to changes in these assumptions.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). Based on the Company’s current operations, it does not expect that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008. Based on the Company’s current operations, it does not expect that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.

In July 2007, the FASB released a proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements, which would impact the accounting associated with the Company’s existing $150.1 million senior convertible notes. If adopted as currently proposed, this proposal would require the company to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. It is expected that the FASB will issue final guidance during fiscal 2008 and such guidance would be effective beginning in fiscal 2009. The Company is monitoring the developments of this proposal and is evaluating the potential impact it will have on its financial statements, which could be significant.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This statement establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Based on the Company’s current operations, it does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

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

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. Refer to Part II, Item 8 of this report under Note 6 — “Accounts and Notes Receivable” in the Notes to Consolidated Financial Statements for more information.

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 29, 2007
	Fair
	Value	Total	2008	2009	2010	2011	2012	Thereafter
	(In millions, except rates)

Debt with variable interest rate:
Principal payable	$125.0	$125.0	$—	$6.3	$118.7	$—	$—	$—
Average variable rate payable		7.8%		7.2%	7.8%
Debt with fixed interest rates:
Principal payable	$151.8	$154.0	$0.6	$0.6	$0.6	$0.7	$0.7	$150.8
Average fixed rate payable		3.6%	6.0%	6.0%	6.0%	6.2%	6.2%	3.5%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company

We have audited the accompanying consolidated balance sheets of Nash-Finch Company and subsidiaries as of December 29, 2007, and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule referenced in Part IV, Item 15(2) of this report. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash-Finch Company and subsidiaries at December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nash-Finch Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 29, 2008

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

Fiscal Years Ended December 29, 2007,
December 30, 2006 and December 31, 2005	2007	2006	2005

Sales	$4,532,635	$4,631,629	$4,555,507
Cost of sales	4,134,981	4,229,807	4,124,344

Gross profit	397,654	401,822	431,163

Other costs and expenses:
Selling, general and administrative	280,818	319,678	300,837
Gains on sales of real estate	(1,867)	(1,130)	(3,697)
Special charges	(1,282)	6,253	(1,296)
Goodwill impairment	—	26,419	—
Depreciation and amortization	38,882	41,451	43,721
Interest expense	23,581	26,644	24,732

Total other costs and expenses	340,132	419,315	364,297

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	57,522	(17,493)	66,866
Income tax expense	18,742	5,835	25,670

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	38,780	(23,328)	41,196
Earnings from discontinued operations, net of income tax expense of $102 and $36 in 2006 and 2005, respectively	—	160	56
Cumulative effect of a change in accounting principle, net of income tax expense of $119 in 2006	—	169	—

Net earnings (loss)	$38,780	$(22,999)	$41,252

Basic earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$2.88	$(1.74)	$3.19
Discontinued operations, net of income tax expense	—	0.01	—
Cumulative effect of a change in accounting principle, net of income tax expense	—	0.01	—

Net earnings (loss) per share	$2.88	$(1.72)	$3.19

Diluted earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$2.84	$(1.74)	$3.13
Discontinued operations, net of income tax expense	—	0.01	—
Cumulative effect of a change in accounting principle, net of income tax expense	—	0.01	—

Net earnings (loss) per share	$2.84	$(1.72)	$3.13

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	December 29,	December 30,
	2007	2006

ASSETS
Current Assets:
Cash	$862	$958
Accounts and notes receivable, net	197,807	186,833
Inventories	246,762	241,875
Prepaid expenses and other	27,882	15,445
Deferred tax assets	4,621	11,942

Total current assets	477,934	457,053
Notes receivable, net	12,429	13,167
Property, plant and equipment:
Property, plant and equipment	617,241	620,555
Less accumulated depreciation and amortization	(414,704)	(400,750)

Net property, plant and equipment	202,537	219,805
Goodwill	215,174	215,174
Customer contracts & relationships, net	28,368	32,141
Investment in direct financing leases	4,969	6,143
Other assets	9,971	10,820

Total assets	$951,382	$954,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Outstanding checks	$8,895	$13,335
Current maturities of long-term debt and capitalized lease obligations	3,842	3,776
Accounts payable	200,507	196,168
Accrued expenses	69,113	64,747
Income taxes payable	—	196

Total current liabilities	282,357	278,222
Long-term debt	278,443	313,985
Capitalized lease obligations	29,885	33,869
Deferred tax liability, net	7,227	4,214
Other liabilities	37,854	29,633
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 13,559 and 13,409 shares, respectively	22,599	22,348
Additional paid-in capital	61,446	53,697
Restricted stock	—	—
Common stock held in trust	(2,122)	(2,051)
Deferred compensation obligations	2,122	2,051
Accumulated other comprehensive income	(5,092)	(4,582)
Retained earnings	252,142	223,416
Common stock in treasury, 434 and 21 shares, respectively	(15,479)	(499)

Total stockholders’ equity	315,616	294,380

Total liabilities and stockholders’ equity	$951,382	$954,303

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	2007	2006	2005

Operating activities:
Net earnings (loss)	$38,780	$(22,999)	$41,252
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Special charges — non cash portion	(1,282)	6,253	(1,296)
Impairment of retail goodwill	—	26,419	—
Discontinued operations	—	(262)	(92)
Depreciation and amortization	38,882	41,451	43,721
Amortization of deferred financing costs	817	823	821
Rebatable loans	2,200	3,926	2,595
Provision for bad debts	1,234	5,600	4,851
Provision for lease reserves	551	7,042	(1,572)
Deferred income tax expense	26,830	3,417	711
Gain on sale of real estate and other	(2,371)	(1,881)	(4,505)
LIFO charge	5,092	2,630	724
Asset impairments	1,869	11,443	5,170
Share-based compensation	7,786	1,166	1,718
Cumulative effect of a change in accounting principle	—	(288)	—
Deferred compensation	734	(226)	918
Other	20	(1,192)	2,542
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(11,246)	5,889	(5,522)
Inventories	(9,979)	44,619	(31,295)
Prepaid expenses	2,813	3,128	(1,202)
Accounts payable	1,924	(21,729)	(1,298)
Accrued expenses	1,782	(10,564)	6,368
Income taxes payable	(9,213)	(10,536)	(1,677)
Other assets and liabilities	(13,607)	(3,994)	(1,615)

Net cash provided by operating activities	83,616	90,135	61,317

Investing activities:
Disposal of property, plant and equipment	4,978	6,333	16,346
Additions to property, plant and equipment	(21,419)	(27,469)	(24,638)
Business acquired, net of cash	—	—	(226,351)
Loans to customers	(3,856)	(5,767)	(3,086)
Payments from customers on loans	1,854	2,165	7,797
Purchase of marketable securities	—	(233)	(2,112)
Sale of marketable securities	2	921	2,927
Corporate-owned life insurance, net	(46)	(320)	(1,707)
Other	—	(139)	144

Net cash used in investing activities	(18,487)	(24,509)	(230,680)

Investing activities:
Proceeds (payments) of revolving debt	(35,000)	(41,600)	30,600
Dividends paid	(9,702)	(9,611)	(8,779)
Proceeds from exercise of stock options	2,002	680	11,686
Proceeds from employee stock purchase plan	498	502	567
Repurchase of common stock	(14,980)	—	—
Proceeds from long-term debt	—	—	150,087
Payments of long-term debt	(626)	(16,104)	(10,425)
Payments of capitalized lease obligations	(3,834)	(2,901)	(2,623)
Increase (decrease) in outstanding checks	(4,441)	2,549	(557)
Payments of deferred financing costs	—	—	(4,965)
Tax benefit from exercise of stock options	857	68	—
Other	1	492	—

Net cash provided by (used in) financing activities	(65,225)	(65,925)	165,591

Net decrease in cash	(96)	(299)	(3,772)
Cash at beginning of year	958	1,257	5,029

Cash at end of year	$862	$958	$1,257

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Acquisition of minority interest	$—	$—	$21

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

				Accumulated
		Additional		Other			Total
Fiscal years ended December 29, 2007,	Common	Paid-in	Retained	Comprehensive		Treasury	Stockholders’
December 30, 2006 and December 31, 2005	Stock	Capital	Earnings	Income (Loss)	Other	Stock	Equity

Balance at January 1, 2005	$21,096	$34,848	$223,676	$(5,262)	$(224)	$(206)	$273,928

Net earnings	—	—	41,252	—	—	—	41,252
Other comprehensive income
Deferred gain on hedging activities, net of tax of $918	—	—	—	1,436	—	—	1,436
Unrealized gains (losses) on investments in rabbi trust, net of tax benefit of $56	—	—	—	(87)	—	—	(87)
Minimum pension liability adjustment, net of tax benefit of $169	—	—	—	(999)	—	—	(999)

Comprehensive Income							41,602
Dividends declared of $.675 per share	—	—	(8,779)	—	—	—	(8,779)
Common stock issued upon exercise of options	1,054	10,631	—	—	—	—	11,685
Common stock issued for employee purchase plan	38	529	—	—	—	—	567
Common stock issued to a rabbi trust	6	(6)	—	—	—	—	—
Tax benefit associated with compensation plans	—	3,119	—	—	—	—	3,119
Amortized compensation under restricted stock plan	—	—	—	—	146	—	146
Share-based compensation	1	309	—	—	—	—	310

Balance at December 31, 2005	22,195	49,430	256,149	(4,912)	(78)	(206)	322,578

Net loss	—	—	(22,999)	—	—	—	(22,999)
Other comprehensive income							—
Deferred loss on hedging activities, net of tax of $619	—	—	—	(969)	—	—	(969)
Minimum pension liability adjustment, net of tax of $271	—	—	—	424	—	—	424

Comprehensive loss							(23,544)
Adjustment to initially apply SFAS Statement No. 158, net of tax of $559	—	—	—	875	—	—	875
Dividends declared of $.72 per share	—	—	(9,611)	—	—	—	(9,611)
Share-based compensation	1	2,679	(123)	—	—	—	2,557
Common stock issued upon exercise of options	59	621	—	—	—	—	680
Common stock issued for employee purchase plan	42	460	—	—	—	—	502
Common stock issued for performance units	45	445	—	—	—	—	490
Common stock issued to a rabbi trust	6	(6)	—	—	—	—	—
Tax benefit associated with compensation plans	—	68	—	—	—	—	68
Amortized compensation under restricted stock plan	—	—	—	—	78	—	78
Forfeiture of restricted stock	—	—	—	—	—	(293)	(293)

Balance at December 30, 2006	22,348	53,697	223,416	(4,582)	—	(499)	294,380

Net earnings	—	—	38,780	—	—	—	38,780
Other comprehensive income
Deferred loss on hedging activities, net of tax of ($295)	—	—	—	(461)	—	—	(461)
Minimum pension liability adjustment, net of tax of $180	—	—	—	281	—	—	281
Minimum other post-retirement liability adjustment, net of tax of ($211)	—	—	—	(330)	—	—	(330)

Comprehensive income							38,270
Dividends declared of $.72 per share	—	—	(9,702)	—	—	—	(9,702)
Share-based compensation	2	4,641	(352)	—	—	—	4,291
Common stock issued upon exercise of options	125	1,878	—	—	—	—	2,003
Common stock issued for employee purchase plan	40	457	—	—	—	—	497
Common stock issued for performance units	84	(84)	—	—	—	—	—
Common stock issued to a rabbi trust	—	—	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	(14,980)	(14,980)
Tax benefit associated with compensation plans	—	857	—	—	—	—	857

Balance at December 29, 2007	$22,599	$61,446	$252,142	$(5,092)	$—	$(15,479)	$315,616

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Fiscal Year

The fiscal year of Nash-Finch Company (“Nash Finch”) ends on the Saturday nearest to December 31. Fiscal year 2007, 2006 and 2005 each consisted of 52 weeks. Our interim quarters consist of 12 weeks except for the third quarter which consists of 16 weeks.

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

Revenue Recognition

Revenues for the food distribution and military segments are recognized upon delivery of the product which is typically the same day the product is shipped. Revenues for the retail segment are recognized at the point of sale and exclude sales taxes as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs and shipping and handling fees. Advertising costs, included in cost of goods sold, are expensed as incurred and were $53.7 million, $52.6 million and $50.7 million for fiscal 2007, 2006 and 2005, respectively. Advertising income, included in cost of goods sold, was approximately $55.8 million, $57.0 million and $53.4 million for fiscal 2007, 2006 and 2005, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. Approximately 84% and 83% of our inventories were valued on the last-in, first-out (LIFO) method at December 29, 2007 and December 30, 2006, respectively. During fiscal 2007, we recorded a LIFO charge of $5.1 million compared to a $2.6 million charge in fiscal 2006 and a $0.7 million charge in fiscal 2005. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have been $56.3 million, $51.2 million and $48.6 million higher at December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

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

Net property, plant and equipment consisted of the following (in thousands):

	December 29,	December 30,
	2007	2006

Land	$16,558	$16,924
Buildings and improvements	194,194	194,793
Furniture, fixtures and equipment	309,040	311,280
Leasehold improvements	64,976	65,197
Construction in progress	1,654	1,148
Assets under capitalized leases	30,819	31,213

	617,241	620,555
Accumulated depreciation and amortization	(414,704)	(400,750)

Net property, plant and equipment	$202,537	$219,805

Impairment of Long-Lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We have generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. We allocate the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to us. We consider historical performance and future estimated results in the impairment evaluation. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting the expected future cash flows at the rate we utilize to evaluate potential investments. In fiscal 2007, 2006 and 2005, we recorded impairment charges of $1.9 million, $11.4 million and $5.2 million, respectively, within the “selling, general and administrative” line of the consolidated statements of income.

Discontinued Operations

On July 31, 1999, we sold the outstanding stock of our wholly-owned produce growing and marketing subsidiary, Nash-De Camp. Nash-De Camp had previously been reported as a discontinued operation following

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a fourth quarter fiscal 1998 decision to sell the subsidiary. The net earnings from discontinued operations of $0.2 million in fiscal 2006 and $0.1 million in fiscal 2005 reported within the “discontinued operations” line of the consolidated statements of income were a result of the resolution of a contingency associated with the sale.

Reserves for Self-Insurance

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

Goodwill and Intangible Assets

Intangible assets, consisting primarily of goodwill and customer contracts resulting from business acquisitions, are carried at cost. Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We performed our annual impairment test of goodwill during the fourth quarter based on conditions as of the end of our third quarter in fiscal 2007, in accordance with SFAS 142, and determined that no impairment was necessary based on the conditions at that time. During fiscal 2006 the impairment tests indicated that our retail segment goodwill was impaired necessitating a charge of $26.4 million. The impairment was due to decreased sales and cash flows in our retail segment as a result of closing or selling retail stores and continued declines in same store sales brought about by competition from supercenters and other alternative formats. Impairment tests performed as of the third quarter of 2005 indicated that no impairment was necessary based on the conditions at that time.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the net carrying amount of goodwill were as follows (in thousands):

	Food
	Distribution	Military	Retail	Total

Goodwill as of December 31, 2005	$121,724	$25,754	$96,993	$244,471
Resolution of estimates related to 2005 acquisition	139	—	—	139
Sale or closure of retail stores	—	—	(3,017)	(3,017)
Retail goodwill impairment	—	—	(26,419)	(26,419)

Goodwill as of December 30, 2006	121,863	25,754	67,557	215,174

Goodwill as of December 29, 2007	$121,863	$25,754	$67,557	$215,174

Customer contracts & relationships intangibles, including $34.6 million (gross) related to the Roundy’s acquisition, were as follows (in thousands):

December 29, 2007
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Customer contracts and relationships	$43,082	$(14,714)	$28,368	5-20

December 30, 2006
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Customer contracts and relationships	$43,082	$(10,941)	$32,141	5-20

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	December 29, 2007
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Franchise agreements	$2,694	$(1,176)	$1,518	17-25
Non-compete agreements	938	(830)	108	5-7

	December 30, 2006
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Franchise agreements	$2,694	$(1,068)	$1,626	17-25
Non-compete agreements	1,034	(811)	223	5-10

Aggregate amortization expense recognized for fiscal 2007, 2006 and 2005 was $4.0 million, $4.4 million and $4.5 million, respectively. In fiscal 2006 we incurred an impairment charge of $2.0 million reflecting the impairment of a tradename which was deemed to have no future value. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $3.8 million, $3.6 million, $3.4 million, $2.7 million and $2.4 million for fiscal years 2008 through 2012, respectively.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

When preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. The process involves estimating our actual current tax obligations based on expected income, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. In the event there is a significant, unusual or one-time item recognized in our results of operations, the tax attributable to that item would be separately calculated and recorded in the period the unusual or one-time item occurred.

We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse or are settled. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.

We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions could be challenged and we may ultimately not prevail in defending our positions. These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations. The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as, related penalties and interest. These reserves relate to various tax years subject to audit by taxing authorities.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on December 31, 2006. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. We recognize potential accrued interest and penalties related to the unrecognized tax benefits in income tax expense. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the December 31, 2006 balance of retained earnings.

Prior to fiscal 2007 we determined our tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5). We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Financial Instruments

We account for derivative financial instruments pursuant to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment — Revised 2004,”(SFAS 123R) using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. Prior to adoption of SFAS 123R, we accounted for the share-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Under this method of accounting, no share-based employee compensation cost for stock option awards was recognized for the fiscal year ended December 31, 2005, because in all cases the option price equaled or exceeded the market price at the date of the grant. In accordance with the modified prospective method of transition, results for prior periods have not been restated to reflect this change in accounting principle. In accordance with SFAS 123R, we estimate the fair value of share-based payment awards on the date of the grant. We use the Black-Scholes option-pricing model to estimate the fair value of stock options. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.

Comprehensive Income

We report comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings such as minimum pension liability adjustments and unrealized gains or losses on hedging instruments, but rather are recorded directly in the consolidated statements of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). Based on the Company’s current operations, it does not expect that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard are effective as of the beginning of our fiscal year 2008. Based on the Company’s current operations, it does not expect that the adoption of SFAS 159 will have a material impact on its financial position or results of operations.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2007, the FASB released a proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements, which would impact the accounting associated with the Company’s existing $150.1 million senior convertible notes. If adopted as currently proposed, this proposal would require the company to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. It is expected that the FASB will issue final guidance during fiscal 2008 and such guidance would be effective beginning in fiscal 2009. The Company is monitoring the developments of this proposal and is evaluating the potential impact it will have on its financial statements, which could be significant.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R). This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This statement establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Based on the Company’s current operations, it does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

(2)	Vendor Allowances and Credits

We participate with our vendors in a broad menu of promotions to increase sales of products. These promotions fall into two main categories: off-invoice allowances and performance-based allowances. These allowances are often subject to negotiation with our vendors. In the case of off-invoice allowances, discounts are typically offered by vendors with respect to certain merchandise purchased by us during a specified period of time. We use off-invoice allowances to support a variety of marketing programs such as reduced price offerings for specific time periods, food shows, pallet promotions and private label promotions. The discounts are either reflected directly on the vendor’s invoice, as a reduction from the normal wholesale prices for merchandise to which the allowance applies, or we are allowed to deduct the allowance as an offset against the vendor’s invoice when it is paid.

In the case of performance-based allowances, the allowance or rebate is based on our completion of some specific activity, such as purchasing or selling product during a certain time period. This basic performance requirement may be accompanied by an additional performance requirement such as providing advertising or special in-store promotion, tracking specific shipments of goods to retailers (or to customers in the case of our own retail stores) during a specified period (retail performance allowances), slotting (adding a new item to the system in one or more of our distribution centers) and merchandising a new item, or achieving certain minimum purchase quantities. The billing for these performance-based allowances is normally in the form of a “bill-back,” in which case we are invoiced at the regular price with the understanding that we may bill back the vendor for the requisite allowance when the performance is satisfied. We also assess an administrative fee, reflected on the invoices sent to vendors, to recoup our reasonable costs of performing the tasks associated with administering retail performance allowances.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We collectively plan promotions with our vendors and arrive at the amount the respective vendor plans to spend on promotions with us. Each vendor has its own method for determining the amount of promotional funds to be spent with us. In most situations, the vendor allowances are based on units we purchase from the vendor. In other situations, the allowances are based on our past or anticipated purchases and/or the anticipated performance of the planned promotions. Forecasting promotional expenditures is a critical part of our frequently scheduled planning sessions with our vendors. As individual promotions are completed and the associated billing is processed, the vendors track our promotional program execution and spend rate, and discuss the tracking, performance and spend rate with us on a regular basis throughout the year. These communications include discussions with respect to future promotions, product cost, targeted retails and price points, anticipated volume, promotion expenditures, vendor maintenance, billing issues and procedures, new items/discontinued items and trade spend levels relative to budget per event and per year, as well as the resolution of any issues that arise between the vendor and us. In the future, the nature and menu of promotional programs and the allocation of dollars among them may change as a result of ongoing negotiations and commercial relationships between vendors and us.

We have a vendor dispute resolution process to facilitate timely research and resolution of disputed deductions from vendor payments. We estimate and record a payable based on current and historical claims.

(3)	Business Acquisitions

On March 31, 2005, Nash Finch completed the purchase of the wholesale food and non-food distribution business conducted by Roundy’s Supermarkets, Inc. (“Roundy’s”) out of two distribution centers located in Lima, Ohio and Westville, Indiana; the retail grocery business conducted by Roundy’s from stores in Ironton, Ohio and Van Wert, Ohio; and Roundy’s general merchandise and health and beauty care products distribution business involving the customers of the two purchased distribution centers (the “Business”). Nash Finch also assumed certain trade payables and accrued expenses associated with the assets being acquired, but did not assume any indebtedness in connection with the acquisition. The aggregate purchase price paid was $225.7 million in cash. Nash Finch financed the acquisition by using cash on hand, $70.0 million of borrowings under its senior secured credit facility and proceeds from the private placement of $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035, the borrowings and the sale of notes referred to as the “financing transactions.” We believe that the acquisition of the Lima and Westville divisions provided us valuable strategic opportunities enabling us to further leverage our existing relationships in the regions in which these divisions operate and to grow our food distribution business in a cost-effective manner and thus contributed to a purchase price that resulted in goodwill.

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

Pro forma financial information

The unaudited pro forma financial information in the table below combines the historical results for Nash Finch and the historical results for the Business for the fifty-two week period ended December 31, 2005, after giving effect to the acquisition by Nash Finch of the Business and the financing transactions described above as of the beginning of each of the periods presented. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

The following pro forma combined results of operations do not include any cost savings that may result from the combination of the Business and us.

Fifty-Two Weeks
Ended
2005
(In thousands, except
per share data)

Total revenues	$4,760,402
Net income	43,155
Basic net income per share	3.33
Diluted net income per share	3.27

(4)  Special Charges

2004 Special Charge

In fiscal 2004, we recorded a charge of $34.9 million related to the closure of 18 retail stores and our intent to seek purchasers for our Denver area AVANZA retail stores. The charge was reflected in the “special charges” line within the consolidated statements of income.

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2007, we reversed $1.6 million of previously established lease reserves after subleasing a property earlier than anticipated. This reversal was partially offset by a charge of $0.3 million due to revised lease commitment estimates.

Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write-	Write-
	Down of	Down of			Other
	Tangible	Intangible	Lease		Exit
	Assets	Assets	Commitments	Severance	Costs	Total
	(In thousands)

Initial accrual	$20,596	$1,072	$14,129	$109	$588	$36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance at January 1, 2005	—	—	9,474	—	227	9,701
Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance at December 31, 2005	—	—	7,683	—	172	7,855
Change in estimates	5,516	—	737	—	—	6,253
Used in 2006	(5,516)	—	(2,087)	—	(76)	(7,679)

Balance at December 30, 2006	—	—	6,333	—	96	6,429
Change in estimates	—	—	(1,282)	—	—	(1,282)
Used in 2007	—	—	(947)	—	(1)	(948)

Balance at December 29, 2007	$—	$—	$4,104	$—	$95	$4,199

(5)	Long-Lived Asset Impairment Charges

Impairment charges of $1.9 million, $11.4 million and $5.2 million were recorded for long-lived asset impairments in fiscal 2007, 2006 and 2005, respectively. In fiscal 2006, these charges included $3.1 million of impairment charges to write off capital leases subleased to a customer who declared bankruptcy and an impairment charge of $2.0 million reflecting the impairment of a tradename which was deemed to have no future value. The remaining impairment charges primarily related to seven retail stores in 2007, 14 retail stores in 2006 and 11 retail stores in fiscal 2005 that were impaired as a result of increased competition within the stores’ respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal 2007 and 2006 are comprised of the following components:

	2007	2006
	(In thousands)

Customer notes receivable, current	$5,663	$20,927
Customer accounts receivable	176,923	168,525
Other receivables	22,841	23,023
Allowance for doubtful accounts	(7,620)	(25,642)

Net current accounts and notes receivable	$197,807	$186,833

Long-term customer notes receivable	$12,478	$13,486
Allowance for doubtful accounts	(49)	(319)

Net long-term notes receivable	$12,429	$13,167

Operating results include bad debt expense totaling $1.2 million, $5.6 million and $4.9 million during fiscal 2007, 2006 and 2005, respectively.

(7)	Long-term Debt and Bank Credit Facilities

Long-term debt at the end of the fiscal 2007 and 2006 is summarized as follows:

	2007	2006
	(In thousands)

Revolving credit	$6,300	$—
Term loan	118,700	160,000
Convertible subordinated debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 6.00% due in various installments through 2014	3,345	3,790
Notes payable and mortgage notes, 8.00% due in various installments through 2013	559	741

Total	$278,991	$314,618
Less current maturities	(548)	(633)

Total long-term debt	$278,443	$313,985

Senior Secured Bank Credit Facility

Our senior secured credit facility consists of $125.0 million in revolving credit, all of which may be utilized for loans and up to $40 million of which may be utilized for letters of credit, and a $118.7 million Term Loan B. The Term Loan B portion of the facility was $160.0 million as of December 30, 2006, of which $41.3 million has been permanently paid down during fiscal 2007. The facility is secured by a security interest in substantially all of our assets not pledged under other debt agreements. The revolving credit portion of the facility has a five year term and the Term Loan B has a six year term. Borrowings under the facility bear interest at the Eurodollar rate or a prime rate plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The margin spreads and the commitment commission are reset quarterly based on the total leverage ratio defined by the agreement. At December 29, 2007, the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were 2.0% and 2.5%, respectively and the commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 1.0%. At December 29, 2007, credit availability under the senior secured credit facility was $102.6 million.

On February 22, 2005, we entered into a First Amendment to our credit facility which generally amended the credit agreement so as to permit us to enter into an Asset Purchase Agreement to acquire certain distribution centers and other assets from Roundy’s and to close and finance that acquisition, as described in Note 3 above.

On November 28, 2006, we entered into a Second Amendment to our credit facility which changed the existing total leverage ratio covenant and increased the margin spread by 0.25% whenever the total leverage ratio covenant exceeds 2.50:1.00.

Outstanding letters of credit amounted to $16.1 million and $18.5 million at December 29, 2007 and December 30, 2006, respectively, primarily supporting workers’ compensation obligations.

Senior Subordinated Convertible Debt

To finance a portion of the acquisition from Roundy’s described in Note 3 above, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a private placement completed on March 15, 2005. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility.

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

Upon conversion by the holder, the notes convert at an adjusted conversion rate of 9.4164 shares (initially 9.3120 shares) of our common stock per $1,000 Note (equal to an adjusted conversion price of approximately $49.50 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value (or residual value shares), if any, in cash, stock or both, at our option. The conversion rate is adjusted upon certain dilutive events as described in the

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indenture, but in no event shall the conversion rate exceed 12.7109 shares per $1,000 Note. The number of residual value shares cannot exceed 7.1469 shares per $1,000 Note.

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

In connection with the closing of the sale of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. In accordance with that agreement, we filed with the Securities and Exchange Commission a shelf registration statement covering the resale by security holders of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was declared effective by the Securities and Exchange Commission on October 5, 2005. Our contractual obligation, however, to maintain the effectiveness of the shelf registration statement has expired. As a result, we removed from registration, by means of a post-effective amendment filed on July 24, 2007, all notes and common stock that remained unsold at such time.

Industrial Development Bonds

At December 29, 2007, land in the amount of $1.4 million and buildings and other assets with a depreciated cost of approximately $3.5 million are pledged to secure obligations under issues of industrial development bonds.

Aggregate annual maturities of long-term debt for the five fiscal years after December 29, 2007, are as follows (in thousands):

2008	$548
2009	6,895
2010	119,327
2011	669
2012	703
Thereafter	150,849

Total	$278,991

Interest paid was $22.0 million, $26.3 million and $22.9 million in fiscal 2007, 2006 and 2005, respectively.

(8)	Derivative Instruments

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

Interest rate swap agreements are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The interest rate swap agreements outstanding at December 30, 2006, expired in fiscal 2007 and, in accordance with Statement of Financial Accounting Standards No. 133,“Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) the fair value

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains reported in other comprehensive income were reclassified into income as they expired. Interest rate swap agreements outstanding at December 30, 2006, and their fair values are summarized as follows:

December 30,
(In thousands, except percentages)	2006

Notional amount (pay fixed/receive variable)	$90,000
Fair value asset	756
Average receive rate for effective swaps	5.4%
Average pay rate for effective swaps	4.4%

The Company uses commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with the Company making payments based on fixed prices per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are based. At December 30, 2006, the Company had no outstanding commodity swap agreements. At December 29, 2007, our one outstanding commodity swap agreement was not considered effective in accordance with SFAS 133. As such, pre-tax gains of $0.4 million on the commodity swap agreement were recorded as a reduction to cost of sales during fiscal 2007. The commodity swap agreement commenced and will expire as follows:

Notional	Effective Date	Termination Date	Fixed Rate

145,000 gallons/month	2/1/2007	2/29/2008	$1.65/gallon

In addition to the previously discussed interest rate and commodity swap agreements, we entered into a fixed price fuel supply agreement in the first quarter of 2007 to support our food distribution segment. The agreement requires us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. The term of the agreement began on February 1, 2007 and expired on December 31, 2007. The fixed price fuel agreement qualifies for the “normal purchase” exception under SFAS 133, therefore the fuel purchases under this contract are expensed as incurred as an increase to cost of sales.

(9)	Income Taxes

Total income tax expense is allocated as follows:

	2007	2006	2005
	(In thousands)

Income tax expense from continuing operations	$18,742	$5,835	$25,670
Tax effect of discontinued operations	—	102	36
Tax effect of change in accounting principle	—	119	—

Total income tax expense	$18,742	$6,056	$25,706

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense from continuing operations is made up of the following components:

	2007	2006	2005
	(In thousands)

Current:
Federal	$(493)	$2,770	$22,807
State	337	85	2,541
Tax credits	(97)	(226)	(158)
Deferred:
Federal	17,443	2,963	432
State	1,552	243	48

Total	$18,742	$5,835	$25,670

Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2007	2006	2005

Federal statutory tax rate	35.0%	(35.0)%	35.0%
State taxes, net of federal income tax benefit	3.9%	2.5%	4.1%
Non-deductible goodwill	0.0%	54.8%	0.8%
Change in tax contingencies	(4.7)%	9.7%	(1.6)%
Other net	(1.6)%	1.4%	0.1%

Effective tax rate	32.6%	33.4%	38.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 29,	December 30,
	2007	2006
	(In thousands)

Deferred tax assets:
Compensation related accruals	$10,425	$8,185
Reserve for bad debts	2,765	9,450
Reserve for store shutdown and special charges	1,994	2,955
Workers compensation accruals	3,527	4,104
Pension accruals	3,608	3,809
Reserve for future rents	5,149	5,878
Other	3,709	2,927

Total deferred tax assets	31,177	37,308

Deferred tax liabilities:
Property, plant and equipement	4,246	1,363
Intangible assets	12,810	8,866
Inventories	12,516	11,689
Covertible debt interest	8,069	4,988
Other	2,024	2,674

Total deferred tax liabilities	39,665	29,580

Net deferred tax asset (liability)	$(8,488)	$7,728

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our income tax expense from continuing operations was $18.7 million, $5.8 million and $25.7 million for fiscal years 2007, 2006 and 2005, respectively. The income tax rate from continuing operations for fiscal 2007 was 32.6% compared to 33.4% for fiscal 2006 and 38.4% for fiscal 2005. The effective income tax rate for fiscal 2007 and 2005 represented income tax expense incurred on pre-tax income from continuing operations. The effective income tax rate for fiscal 2006 represented income tax expense incurred on pre-tax loss from continuing operations. The effective tax rate for fiscal 2007 was impacted by the reversal of previously unrecognized tax benefits of $12.6 million, primarily due to statute of limitation closures, audit resolutions, and the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions.

Net income taxes paid were $12.1 million, $13.2 million and $23.8 million during fiscal 2007, 2006 and 2005, respectively. Income tax benefits recognized through stockholders’ equity were $0.9 million, $0.1 million and $3.1 million during fiscal years 2007, 2006 and 2005, respectively, as compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on December 31, 2006. We did not recognize any adjustment in the liability for unrecognized tax benefits, as a result of FIN 48, that impacted the December 31, 2006, balance of retained earnings. The total amount of unrecognized tax benefits was $21.8 million at December 31, 2006. The total amount of tax benefits that if recognized would impact the effective tax rate was $3.1 million at December 31, 2006. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $3.7 million for the payment of interest and penalties accrued at December 31, 2006.

At December 29, 2007 the total amount of unrecognized tax benefits was $9.2 million. The net reduction in unrecognized tax benefits of $12.6 million since December 31, 2006, was comprised of the following: $5.7 million due to the reduction of unrecognized tax benefits as a result of the expiration of the applicable statutes of limitation, $9.1 million due to a decrease in the unrecognized tax benefits relating to prior period tax positions and $2.3 million due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods.

The following table summarizes the activity related to our unrecognized tax benefits under FIN 48:

($ in thousands)

Unrecognized tax benefits — opening balance at 12/31/06	$21,844
Increases related to prior year tax periods	2,286
Decreases related to prior year tax periods	(9,117)
Lapse of statute of limitations	(5,732)

Unrecognized tax benefits — ending balance 12/29/07	$9,281

The total amount of tax benefits that if recognized would impact the effective tax rate was $2.7 million at December 29, 2007. The accrual for potential penalties and interest related to unrecognized tax benefits decreased by $1.7 million during 2007, and in total, as of December 29, 2007, we have a recorded liability for potential penalties and interest of $2.0 million.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2003 and prior.

(10)	Share-based Compensation Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment — Revised 2004,” (SFAS 123R) using the modified prospective transition method. Beginning in 2006,

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. Prior to adoption of SFAS 123R, we accounted for the share-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under this method of accounting, no share-based employee compensation cost for stock option awards was recognized for the fiscal year ended December 31, 2005 because the exercise price of all of the options outstanding equaled or exceeded the market price at the date of the grant. In accordance with the modified prospective method of transition, results for prior periods have not been restated to reflect this change in accounting principle.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is to be recognized as expense over the requisite service period. Share-based compensation expense recognized in our consolidated statements of income for fiscal years ended December 29, 2007, and December 30, 2006, included compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense recognized in the consolidated statements of income for years ended December 29, 2007, and December 30, 2006, was based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. As such, during the first fiscal quarter of 2006, we recorded a cumulative effect for a change in accounting principle of $0.2 million in benefit, net of tax, as a result of estimating forfeitures for our Long-Term Incentive Program (LTIP). The effect to earnings per share was a $0.01 increase in the period of adoption.

We have three stock incentive plans under which incentive stock options, non-qualified stock options and other forms of stock-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. The 1995 Director Stock Option Plan was terminated as of December 27, 2004, and participation in the 1997 Non-Employee Director Stock Compensation Plan (“1997 Director Plan”) was frozen as of December 31, 2004.

Under the 2000 Stock Incentive Plan (“2000 Plan”), employees, non-employee directors and consultants may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses. As of December 29, 2007, only employees and non-employee directors have received awards under the 2000 Plan. Prior to 2005, awards to employees had commonly been non-qualified stock options, each with an exercise price equal to the fair market value of a share of our common stock on the date of grant and a term of 5 years, becoming exercisable in 20% increments 6, 12, 24, 36 and 48 months after the date of the grant.

Performance units were granted during 2005, 2006 and 2007 under the 2000 Stock Incentive Plan pursuant to Long-Term Incentive Plans. These units vest at the end of a three year performance period. The payout, if any, for units granted under the 2005 LTIP will be determined by comparing our growth in “Consolidated EBITDA” (defined as in our senior secured credit agreement) and the CAGR of return on net assets (defined as net income divided by net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by the us.

As originally drafted, the 2006 LTIP plan mirrored the 2005 LTIP plan. The 2006 Long-Term Incentive Plan has twice been amended, the first time in 2006, and the second time in 2008. Under the first amendment,

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the following changes were made to the determination of payout, if any, for units granted under LTIP: (A) the definition of RONA was changed to be the quotient of (i) net income for such fiscal year divided by (ii) the average of the difference between total assets and current liabilities (excluding current maturities of long-term debt and capital lease obligations) determined as of the beginning and the end of such fiscal year, and (B) the RONA metric was changed to RONA from a CAGR of RONA.

The performance metrics for the 2007 LTIP were set as CAGR of EBITDA and Free Cash Flow. Payouts under the 2007 LTIP will be determined by comparing our growth in “Consolidated EBITDA” over the performance period to the growth experienced by the companies in our peer group and by comparing our free cash flow as a percentage of net assets to targets approved by the Compensation and Management Development Committee of our Board of Directors.

In 2007, the Compensation and Management Development Committee, with the assistance of a consultant, examined the performance metrics set forth in the 2006 and 2007 Long-Term Incentive Plans and their alignment with the Company’s strategic plan. Based on this review, the Compensation and Management Development Committee approved amendments in 2008 to the 2006 and 2007 plans to ensure that the interests of shareholders and management were aligned and to enhance the effectiveness of the plans as an executive retention tool. The amendments to the plans included removing the option to receive award payouts in cash, requiring all senior vice presidents, executive vice presidents, and the CEO to defer their receipt of payouts of stock under the plans until six months after termination of their employment. Also, the performance metric calculations were revised to include adjustments for strategic projects and their impact on Net Assets, Consolidated EBITDA, and Free Cash Flows.

In 2008, the Compensation and Management Development Committee approved an LTIP for 2008 that mirrors the 2007 LTIP, as amended.

Under the 2005 plan, performance units are to be paid out in shares of our common stock or cash, or a combination of both, at the election of the participant. Depending on our ranking among the companies in the peer group, a participant could receive a number of shares (or the cash value thereof) ranging from zero to 200% of the number of performance units granted. Under the 2005 plan, because these units can be settled in cash or stock, compensation expense is recorded over the three year period and adjusted to market value each period. The amended 2006 and 2007 LTIPs, and the 2008 LTIP require participants to receive payouts under the plans, if any, in stock.

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

We also maintained the 1999 Employee Stock Purchase Plan under which our employees could purchase shares of our common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of our common stock at the beginning or end of such offering period. Employees purchased 18,456, 27,544 and 20,422 shares in fiscal 2007, 2006 and 2005, respectively, under this plan. Compensation expense related to this plan of $0.2 million was recognized in each of fiscal 2007 and 2006. No compensation expense related to this plan was recognized in fiscal 2005. This plan was terminated effective January 1, 2008.

During fiscal 2007 and 2006, restricted stock units (RSUs) were awarded to twelve of our executives, including Alec C. Covington, our President and Chief Executive Officer. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 27, 2007, Mr. Covington was granted a total of 152,500 RSUs under the Company’s 2000 Stock Incentive Plan. The new RSU grant replaced a previous grant of 100,000 performance units awarded to Mr. Covington when he joined the Company in 2006. The previous 100,000 unit grant has been cancelled. The new grant delivers additional equity in lieu of the cash “tax gross up” payment included in the previous award, therefore no cash outlay will be required by the Company. Vesting of the new RSU grant to Mr. Covington will occur over a four year period, assuming Mr. Covington’s continued employment with Nash Finch. However, Mr. Covington will not receive the stock until six months after the termination of his employment, whenever that may occur.

Share-based compensation recognized under SFAS 123R for the year ended December 29, 2007, was $7.8 million. Share-based compensation (excluding the cumulative effect of the accounting change) was $1.2 million in fiscal 2006 and $1.7 million in fiscal 2005.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding and unvested awards:

	Fiscal Years Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net earnings (loss), as reported	$38,780	$(22,999)	$41,252
Add employee share-based compensation included in net earnings:
Performance units	7,278	628	1,572
Restricted stock	2	(255)	146
Stock options and employee stock purchase plan	506	793	—

Total	7,786	1,166	1,718
Tax benefit	(3,037)	(455)	(670)

Employee share-based compensation included in net earnings, net of tax	4,749	711	1,048

Deduct fair value share-based employee compensation:
Performance units	(7,278)	(628)	(1,572)
Restricted stock	(2)	255	(146)
Stock options and employee stock purchase plan	(506)	(793)	(851)

Total	(7,786)	(1,166)	(2,569)
Tax benefit	3,037	455	1,002

Fair value share-based employee compensation included in net earnings, net of tax	(4,749)	(711)	(1,567)

Net earnings (loss), as adjusted	$38,780	$(22,999)	$40,733

Net earnings (loss) per share:
Basic — as reported	$2.88	$(1.72)	$3.19

Basic — pro forma	$2.88	$(1.72)	$3.15

Diluted — as reported	$2.84	$(1.72)	$3.13

Diluted — pro forma	$2.84	$(1.72)	$3.10

For stock options, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes single option pricing model. Expected volatilities are based upon historical volatility of our common

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock which is believed to be representative of future stock volatility. We use historical data to estimate the amount of option exercises and terminations with the valuation model primarily based on the vesting period of the option grant. The expected term of options granted is based upon historical employee behavior and the vesting period of the option grant. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.

No options were granted during the years ended December 29, 2007, December 30, 2006 or December 31, 2005. The weighted-average grant date fair value of stock options granted during the year ended January 1, 2005 was $9.88. The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the last options granted during fiscal year 2004:

Assumptions	2004

Weighted-average risk-free interest rate	3.40%
Expected dividend yield	1.56%
Expected option lives	2.5 years
Expected volatility	67%

The following table summarizes information concerning outstanding and exercisable options as of December 29, 2007 (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of Options	Contractual Life	Exercise	of Options	Exercise
Exercise Prices	Outstanding	(In Years)	Price	Exercisable	Price

17.35 to 17.95	9.1	0.52	$17.68	9.1	$17.68
24.55	16.0	1.53	24.55	11.0	24.55
35.36	10.0	1.88	35.36	8.0	35.36

	35.1	1.37	$25.85	28.1	$30.67

The aggregate intrinsic value of the options outstanding as of December 29, 2007, was $0.3 million. The weighted average remaining contractual term of the options exercisable as of December 29, 2007, was 1.3 years and the aggregate intrinsic value was $0.3 million.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes activity in our share-based compensation plans during the fiscal year ended December 29, 2007:

					Weighted
		Weighted			Average
		Average		Restricted	Remaining
	Stock	Option		Stock Awards/	Restriction/
	Option	Price Per	Intrinsic	Performance	Vesting Period
	Shares	Share	Value	Units	(in years)
	(In thousands, except per share amounts)

Outstanding at December 30, 2006	124.8	$26.68		618.9	2.1
Granted	—	—		467.3	3.0
Exercised/restrictions lapsed	(74.9)	26.73		(50.4)	—

Forfeited/cancelled	(14.8)	28.34		(128.8)	—

Outstanding at December 29, 2007	35.1	25.85	$348.2	907.0	1.9

Shares expected to vest	34.1	$25.89	$—	813.9	1.8

Exercisable/unrestricted at December 30, 2006	97.0	$27.33		171.2

Exercisable/unrestricted at December 29, 2007	28.1	$25.40	$291.3	168.3

The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $32.86, $23.57 and $34.47 during fiscal years 2007, 2006 and 2005, respectively. Awards under our Long-Term Incentive Plan, which is a liability award remeasured at each financial statement date, are not included in these values.

The following table presents the non-vested equity awards, including options and restricted stock/performance units. The table does not include 233,271 non-vested units granted pursuant to our Long-Term Incentive Plan, which are liability awards.

		Weighted	Restricted
		Average	Stock Awards/
		Fair	Performance	Weighted
	Stock	Value at	Units	Average Fair
	Option	Date of	(excluding	Value at Date
	Shares	Grant	LTIP)	of Grant
	(In thousands, except per share amounts)

Non-vested at December 30, 2006	27.8	$9.83	309.4	$23.34
Granted	—	—	328.9	32.86
Vested/restrictions lapsed	(6.0)	7.01	(30.6)	31.19
Forfeited/cancelled	(14.8)	10.37	(102.3)	23.42

Non-vested at December 29, 2007	7.0	$11.11	505.4	$28.86

As of December 29, 2007, the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was $0.1 million for stock options granted and $14.0 million for performance units. The costs are expected to be recognized over a weighted-average period of 0.6 years for stock options and 2.3 years for the restricted stock and performance units.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash received from employees resultant from our share-based compensation plans was $2.5 million, $1.2 million and $12.3 million for the fiscal 2007, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from share-based compensation plans was $1.0 million, $0.1 million and $3.1 million for the fiscal years 2007, 2006 and 2005, respectively. The intrinsic value of stock options exercised was $1.1 million in 2007, $0.2 million in 2006 and $12.6 million in 2005.

(11)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	2007	2006	2005
	(In thousands, except per
	share amounts)

Numerator:
Earnings (loss) from continuing operations	$38,780	$(23,328)	$41,196

Denominator:
Denominator for basic earnings per share (weighted-average shares)	13,479	13,382	12,942
Effect of dilutive options and awards	163	—	243

Denominator for diluted earnings per share (adjusted weighted-average shares)	13,642	13,382	13,185

Basic earnings (loss) per share from continuing operations	$2.88	$(1.74)	$3.19

Diluted earnings (loss) per share from continuing operations	$2.84	$(1.74)	$3.13

Weighted-average anti-dilutive options excluded from calculation	23	205	81

Certain options were excluded from the diluted earnings per share calculation because the exercise price was greater than the market price of the stock or there was a loss from continuing operations and would have been anti-dilutive under the treasury stock method.

The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.4164 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of the notes (equal to an adjusted conversion price of approximately $49.50 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value.

Performance units granted during 2005, 2006 and 2007 under the 2000 Plan for the Long-Term Incentive Plan initially were to be paid out in shares of our common stock or cash, or a combination of both, at the election of the participant. In February 2008, the Compensation and Management Development Committee amended the Long-Term Incentive Plan and awards under the 2006 and 2007 plans will be paid out only in shares of our common stock. Other performance and restricted stock units granted during 2006 and 2007 pursuant to the 2000 Plan will pay out in shares of our common stock. Unvested restricted units are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units are only issuable if certain performance criteria are met, making these shares contingently issuable under Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings per share only if the performance criteria are met as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.

(12)	Leases

A substantial portion of our store and warehouse properties are leased. The following table summarizes assets under capitalized leases:

	2007	2006
	(In thousands)

Building and improvements	$30,819	$31,213
Less accumulated amortization	(23,884)	(22,816)

Net assets under capitalized leases	$6,935	$8,397

Total future minimum sublease rents receivable related to operating and capital lease obligations as of December 29, 2007, are $38.2 million and $16.7 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At December 29, 2007, our future minimum rental payments under non-cancelable leases (including properties that have been subleased) are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)

2008	$22,424	$7,129
2009	20,886	7,006
2010	17,676	6,686
2011	14,043	5,095
2012	12,320	4,919
Thereafter	26,633	24,295

Total minimum lease payments	$113,982	$55,130

Less imputed interest (rates ranging from 8.3% to 24.6)%		21,951

Present value of net minimum lease payments		33,179
Less current maturities		(3,294)

Capitalized lease obligations		$29,885

Total rental expense under operating leases for fiscal 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)

Total rentals	$40,457	$43,612	$44,837
Less: real estate taxes, insurance and other occupancy costs	(3,206)	(2,906)	(3,548)

Minimum rentals	37,251	40,706	41,289
Contingent rentals	(19)	(18)	(141)
Sublease rentals	(10,061)	(10,789)	(9,990)

	$27,171	$29,899	$31,158

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2007, we entered into a new guarantee with a food distribution customer that is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantee is $3.0 million. The maximum amount of the guarantee is reduced annually during the approximate five-year term of the agreement, and is secured by a personal guarantee from the affiliated customer. The initial liability was recorded at fair value, and is immaterial to the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002, and therefore are not subject to the recognition and measurement provisions of FIN 45.

As of December 29, 2007, we have guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $7.2 million, including $3.0 million in loan guarantees to one retailer referenced above. In the normal course of business, we also sublease and assign to third parties various leases. As of December 29, 2007, we estimate that the present value of our maximum potential obligation, net of reserves, with respect to the subleases to be approximately $33.5 million and assigned leases to be approximately $11.0 million.

(14)	Fair Value of Financial Instruments

The estimated fair value of notes receivable approximates the carrying value at December 29, 2007 and December 30, 2006. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of our long-term debt, including current maturities, was $276.8 million and $300.5 million at December 29, 2007 and December 30, 2006, respectively, utilizing discounted cash flows.

(15)	Commitments and Contingencies

Senior Subordinated Convertible Notes Litigation

On September 10, 2007, Nash Finch received a purported notice of default from certain hedge funds which are beneficial owners purporting to hold at least 25% of the aggregate principal amount of the Senior Subordinated Convertible Notes due 2035 (the “Notes”). The hedge funds alleged in the notice that Nash Finch was in breach of Section 4.08(a)(5) of the Indenture governing the Notes (the “Indenture”) which

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides for an adjustment of the conversion rate in the event of an increase in the amount of certain cash dividends to holders of Nash Finch’s common stock.

We believe that we made all required adjustments to the conversion rate on the Notes after we increased the quarterly dividends paid to shareholders from $0.135 to $0.18 per share. However, to avoid any uncertainty, we asked the Trustee to execute a Supplemental Indenture clarifying the Company’s obligations with respect to increases in quarterly dividends. The Indenture Trustee filed an action in the Hennepin County District Court, in Minneapolis, Minnesota asking the Court to determine whether it should execute the Supplemental Indenture. In coordination with the Trustee, we filed a Petition asking the Court to determine that we properly adjusted the conversion rate on the Notes after we increased the amount of the dividends we paid to shareholders.

The Court granted our request for a Temporary Restraining Order, thus preventing the hedge funds from declaring a default while the litigation is pending. The Order also tolls the 30 day cure period during which we can cure the alleged default should the Court determine a default has occurred. The Restraining Order will remain in effect until 10 days after the Court reaches a decision on the underlying dispute.

On February 8, 2008, the Court heard arguments on the Company and the Trustee’s Petitions, following which the motions were taken under advisement. We anticipate the Court will enter its ruling within 90 days of the hearing date.

Shareholder Litigation

On December 19, 2005 and January 4, 2006, two purported class action lawsuits were filed against us and certain of our executive officers in the United States District Court for the District of Minnesota on behalf of purchasers of Nash Finch common stock during the period from February 24, 2005, the date we announced an agreement to acquire two distribution divisions from Roundy’s, through October 20, 2005, the date we announced a downward revision to our earnings outlook for fiscal 2005. One of the complaints was voluntarily dismissed on March 3, 2006, and a consolidated complaint was filed on June 30, 2006. The consolidated complaint alleges that the defendants violated the Securities Exchange Act of 1934 by issuing false statements regarding, among other things, the integration of the distribution divisions acquired from Roundy’s, the performance of our core businesses, our internal controls and our financial projections, so as to artificially inflate the price of our common stock. The defendants filed a joint motion to dismiss the consolidated complaint, which the Court denied on May 1, 2007.

Following the denial of the Motion to Dismiss, Nash Finch and the purported class engaged in settlement discussions which are still ongoing. We anticipate the settlement discussions will be completed within the next 90 days.

Roundy’s Supermarkets, Inc. v. Nash Finch

On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”) by not paying approximately $7.9 million Roundy’s claims is due under the APA as a purchase price adjustment. We answered the complaint denying any monies were due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demanded damages from Roundy’s in excess of $18.0 million.

Securities and Exchange Commission Inquiry

In early 2006, we voluntarily contacted the SEC to discuss the results of an internal review that focused on trading in our common stock by certain of our officers and directors. The Board of Directors conducted the internal review with the assistance of outside counsel following an informal inquiry from the SEC in

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 2005 regarding such trading. We offered to provide certain documents, and the SEC accepted the offer. We will continue to fully cooperate with the SEC.

Other

We are also engaged from time to time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

(16)	Long-Term Compensation Plans

We have a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Profit sharing contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performance. Effective January 1, 2003, we added a match to the 401(k) feature of this plan whereby we will make an annual matching contribution to each participant’s plan account equal to 50% of the lesser of the participant’s contributions to the plan for the year or 6% of the participant’s eligible compensation for that year. The contribution expense for our matching contributions to the 401(k) plan will reduce dollar for dollar the profit sharing contributions that would otherwise be made to the profit sharing plan. Total profit sharing expense (including the matching contribution) was $6.1 million, $2.8 million and $6.6 million for fiscal 2007, 2006 and 2005, respectively.

On January 1, 2000, we adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers. On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year. Benefits payable under the SERP typically vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages. In February 2007, our Board of Directors fully vested the SERP account of Alec C. Covington, our President and Chief Executive Officer. Compensation expense related to the plan was $0.7 million in fiscal 2007, $0.5 million in fiscal 2006 and $0.6 million in fiscal 2005.

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

During fiscal 2004, we created and funded a benefits protection trust to invest amounts deferred under these plans. The trust is a grantor trust and accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested.” A benefits protection or rabbi trust holds assets that would be available to pay benefits under a deferred compensation plan if the settler of the trust, such as us, is unwilling to pay benefits for any reason other than bankruptcy or insolvency. The rabbi trust now holds corporate-owned life insurance which is intended to fund potential future obligations. Assets in the trust remain subject to the claims of our general creditors, and the investment in the rabbi trust is classified in “other assets” on our consolidated balance sheets.

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

Adoption of SFAS 158

On December 30, 2006, we adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan and other post-retirement benefits in the December 30, 2006, statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” (SFAS 87) all of which were previously netted against the plan’s funded status in our statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS 158.

Accumulated other comprehensive income at December 29, 2007, consists of the following amounts that have not yet been recognized in net periodic benefit cost:

		Other Post-
		Retirement
	Pension	Benefits	Total
	(In thousands)

Unrecognized prior service credits	$(2)	$(778)	$(780)
Unrecognized actuarial losses (gains)	9,243	(115)	9,128

Unrecognized net periodic benefit cost	9,241	(893)	8,348
Less deferred taxes	(3,604)	348	(3,256)

Total	$5,637	$(545)	$5,092

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income at December 30, 2006, consisted of the following amounts that had not yet been recognized in net periodic benefit cost:

		Other Post-
		Retirement
	Pension	Benefits	Total
	(In thousands)

Unrecognized prior service credits	$(17)	$(1,422)	$(1,439)
Unrecognized actuarial losses (gains)	9,718	(12)	9,706

Unrecognized net periodic benefit cost	9,701	(1,434)	8,267
Less deferred taxes	(3,783)	559	(3,224)

Unrecognized net periodic benefit cost	$5,918	$(875)	$5,043

The prior service costs (credits) and actuarial losses (gains) included in other comprehensive income and expected to be recognized in net periodic cost during the fiscal year ended January 3, 2009, are as follows:

		Other Post-
		Retirement
	Pension	Benefits
	(In thousands)

Unrecognized prior service costs (credits)	$(2)	$(645)
Unrecognized actuarial losses (gains)	539	(2)

Total	$537	$(647)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the actuarial present value of benefit obligations and funded status of the curtailed pension plan and curtailed post-retirement benefits for the years ended.

	Pension Benefits		Other Post-Retirement Benefits
	2007	2006	2007	2006
	(In thousands)

Funded Status
Projected benefit obligation
Beginning of year	$(40,351)	$(41,630)	$(1,164)	$(3,560)
Interest cost	(2,340)	(2,267)	(56)	(70)
Participant contributions	—	—	(134)	(716)
Plan amendments	—	—	—	1,843
Actuarial gain	529	282	110	248
Benefits paid	3,125	3,264	350	1,091

End of year	(39,037)	(40,351)	(894)	(1,164)

Fair value of plan assets
Beginning of year	34,877	33,233	—	—
Actual return on plan assets	2,017	2,469	—	—
Employer contributions	1,612	2,439	216	375
Participant contributions	—	—	134	716
Benefits paid	(3,126)	(3,264)	(350)	(1,091)

End of year	35,380	34,877	—	—

Funded status	(3,657)	(5,474)	(894)	(1,164)

Accumulated benefit obligation	$(39,037)	$(40,351)	$(894)	$(1,164)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(post	(post	(post	(post
	SFAS	SFAS	SFAS	SFAS
	158)	158)	158)	158)
	(In thousands)

Current liabilities	$—	$—	$(179)	$(193)
Non-current liabilities	(3,657)	(5,474)	(715)	(971)
Deferred taxes	3,604	3,783	(349)	(559)
Accumulated other comprehensive income (loss)	5,637	5,918	(545)	(875)

Net amount recognized	$5,584	$4,227	$(1,788)	$(2,598)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost (income)

The aggregate costs for our retirement benefits included the following components:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(In thousands)

Interest cost	$2,340	$2,267	$2,309	$56	$70	$196
Expected return on plan assets	(2,307)	(2,347)	(2,111)	—	—	—
Amortization of prior service cost	(15)	(15)	(15)	(645)	(593)	(30)
Recognized actuarial loss (gain)	237	307	198	(7)	(4)	—

Net periodic benefit cost (gain)	$255	$212	$381	$(596)	$(527)	$166

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 29, 2007 and December 30, 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 29, 2007 and December 30, 2006:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Discount rate	6.0%	5.5%	6.0%	5.5%
Expected return on plan assets	7.0%	7.5%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed health care cost trend rates were as follows:

	December 29,	December 30,
	2007	2006

Current year trend rate	8.00%	9.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2011	2011

Assumed health care cost trend rates have an effect on the fiscal 2007 amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Effect on total of service and interest cost components	$1	$(1)
Effect on post-retirement benefit obligation	11	(10)

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

Pension Plan Investment Policy, Strategy and Assets

Our investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The targeted allocation of assets is 30% Equity securities and 70% debt securities. The pension plan’s weighted-average asset allocation by asset category is as follows:

	December 29,	December 30,
	2007	2006

Equity securities	39%	31%
Debt securities	15%	11%
Guaranteed investment contract	46%	50%
Cash	0%	8%

Estimated Future Benefits Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other
Year	Benefits	Benefits

2008	$3,039	$179
2009	2,931	154
2010	2,840	110
2011	2,604	112
2012	2,591	94
2013 or later	13,375	264

	$27,380	$913

Expected Long-Term Rate of Return

The expected return assumption was reviewed by external consultants, based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. This assumption is assumed to be reasonable over a long-term period that is consistent with the liabilities.

Employer Contributions

Pension Plan

We anticipate making contributions of $1.2 million during the measurement year ending December 31, 2008.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-Employer Plans

Approximately 10.3% of our employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. We do not have the information available to reasonably estimate our share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $3.4 million, $3.4 million and $3.1 million in fiscal 2007, 2006 and 2005, respectively.

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

Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at our distribution centers related to corporate-owned stores is allocated to the retail segment. Certain revenues and costs from our distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the food distribution segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2007, 19% of such warehouse operational profits were allocated to the retail operations compared to 23% in both fiscal 2006 and fiscal 2005.

Major Segments of the Business
Year End December 29, 2007
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,693,346	$1,247,591	$591,698	$4,532,635
Inter-segment revenue	300,290	—	—	300,290
Interest revenue	(17)	—	—	(17)
Interest expense (including capitalized lease interest)	(17)	—	2,849	2,832
Depreciation expense	10,342	1,924	6,060	18,326
Segment profit	91,920	42,115	18,637	152,672
Assets	424,849	155,474	89,155	669,478
Expenditures for long-lived assets	3,647	3,078	3,191	9,916

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Segments of the Business
Year End December 30, 2006
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,787,669	$1,195,041	$648,919	$4,631,629
Inter-segment revenue	332,067	—	—	332,067
Interest revenue	(53)	—	—	(53)
Interest expense (including capitalized lease interest)	(51)	—	2,840	2,789
Depreciation expense	10,966	1,876	6,915	19,757
Segment profit	75,790	40,526	20,813	137,129
Assets	412,062	143,214	98,821	654,097
Expenditures for long-lived assets	9,097	4,091	3,034	16,222

Major Segments of the Business
Year End December 31, 2005
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,669,271	$1,157,186	$729,050	$4,555,507
Inter-segment revenue	376,740	—	—	376,740
Interest revenue	(530)	—	—	(530)
Interest expense (including capitalized lease interest)	(530)	—	3,159	2,629
Depreciation expense	10,553	1,761	8,687	21,001
Segment profit	86,335	39,265	26,612	152,212
Assets	433,170	142,252	112,318	687,740
Expenditures for long-lived assets	9,036	2,555	2,362	13,953

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation (In thousands)

	2007	2006	2005

Revenues
Total external revenue for segments	$4,532,635	$4,631,629	$4,555,507
Inter-segment revenue from reportable segments	300,290	332,067	376,740
Elimination of inter-segment revenues	(300,290)	(332,067)	(376,740)

Total consolidated revenues	$4,532,635	$4,631,629	$4,555,507

Profit (Loss)
Total profit for segments	$152,672	$137,129	$152,212
Unallocated amounts:
Adjustment of inventory to LIFO	(5,092)	(2,630)	(724)
Unallocated corporate overhead	(91,340)	(119,320)	(85,918)
Goodwill impairment	—	(26,419)	—
Special charge	1,282	(6,253)	1,296

Income (Loss) from continuing operations before income taxes	$57,522	$(17,493)	$66,866

Assets
Total assets for segments	$669,478	$654,097	$687,740
Unallocated corporate assets	338,860	352,064	440,005
Adjustment of inventory to LIFO	(56,369)	(51,278)	(48,648)
Elimination of intercompany receivables	(587)	(580)	(1,673)

Total consolidated assets	$951,382	$954,303	$1,077,424

Other Significant Items-2007 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation	$18,326	$20,556	$38,882
Interest expense	2,832	20,749	23,581
Expenditures for long-lived assets	9,916	11,503	21,419

Other Significant Items-2006 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation	$19,757	$21,694	$41,451
Interest expense	2,789	23,855	26,644
Expenditures for long-lived assets	16,222	11,247	27,469

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Items-2005 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation	$21,001	$22,720	$43,721
Interest expense	2,629	22,103	24,732
Expenditures for long-lived assets	13,953	10,685	24,638

The reconciling items to adjust expenditures for depreciation, interest revenue, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. Our market areas are in the Midwest, Mid-Atlantic, Great Lakes and Southeast United States.

NASH FINCH COMPANY AND SUBSIDIARIES

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts and percent to sales)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	12 Weeks		12 Weeks		16 Weeks		12 Weeks
	2007	2006	2007	2006	2007	2006	2007	2006

Sales	$1,032,243	$1,034,759	$1,063,974	$1,070,764	$1,367,116	$1,426,967	$1,069,302	$1,099,139
Cost of sales	941,522	942,340	967,892	974,249	1,245,731	1,307,171	979,836	1,006,047
Gross profit	90,721	92,419	96,082	96,515	121,385	119,796	89,466	93,092
Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	9,485	6,314	17,304	7,733	18,237	(6,287)	12,496	(25,253)
Income tax expense (benefit)	4,197	2,627	7,697	3,603	2,832	(1,670)	4,016	1,275
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	5,288	3,687	9,607	4,130	15,405	(4,617)	8,480	(26,528)
Earnings from discontinued operations, net of income tax expense	—	—	—	—	—	—	—	160
Cumulative effect of a change in accounting principle, net of income tax expense	—	169	—	—	—	—	—	—
Net earnings (loss)	5,288	3,856	9,607	4,130	15,405	(4,617)	8,480	(26,368)
Percent to sales	0.51%	0.37%	0.90%	0.39%	1.13%	(0.32)%	0.79%	(2.40)%
Basic earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$0.39	$0.28	$0.71	$0.31	$1.14	$(0.34)	$0.63	$(1.97)
Discontinued operations, net of income tax expense	—	—	—	—	—	—	—	0.01
Cumulative effect of a change in accounting principle, net of income tax expense	—	0.01	—	—	—	—	—	—

Net earnings (loss)	$0.39	$0.29	$0.71	$0.31	$1.14	$(0.34)	$0.63	$(1.96)

Diluted earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$0.39	$0.28	$0.70	$0.31	$1.12	$(0.34)	$0.62	$(1.97)
Discontinued operations, net of income tax expense	—	—	—	—	—	—	—	0.01
Cumulative effect of a change in accounting principle, net of income tax expense	—	0.01	—	—	—	—	—	—

Net earnings (loss)	$0.39	$0.29	$0.70	$0.31	$1.12	$(0.34)	$0.62	$(1.96)

Significant items by quarter include the following:

1.	Charge of $5.5 million in the second quarter of 2006 related to bankruptcy of a long-time customer.

2.	Net increase in special charges of $6.3 million in the third quarter of 2006 to change estimates of 2004 special charge for store dispositions based on updated assumptions and current market conditions.

3.	Charges of $5.0 million in the third quarter and $2.1 million in the fourth quarter of 2006 to increase reserves for leases and receivables for customers experiencing deteriorating financial condition in their operations.

4.	Charges of $4.2 million in the third quarter of 2006 for severance costs due to senior management changes.

5.	Charge of $2.0 million in the third quarter of 2006 for the impairment of tradename deemed to be of no future value.

6.	Retail segment goodwill impairment of $26.4 million in the fourth quarter of 2006.

7.	Credit facility amendment fee of $0.5 million in the fourth quarter of 2006.

8.	A charge of $3.4 million during the fourth quarter of 2006 to standardize vacation policies at various locations and ensure our vacation policy was competitive in the marketplace. This charge was partially offset by vacation reserve reversals of $1.0 million and $0.5 million during the first and second quarters, respectively, of 2006.

9.	Retail store impairments and lease reserve charges of $2.1 million, $0.2 million, $0.7 million and $5.4 million in the first, second, third and fourth quarters, respectively, of 2006.

10.	Inventory markdown and wind down costs related to retail store closings of $0.7 million, $0.2 million, $0.3 million and $1.1 million in the first, second, third and fourth quarters, respectively, of 2006.

11.	Reversal of $4.9 million of previously established tax reserves during third quarter of 2007.

12.	Retail store impairments and lease reserve charges of $0.1 million, $1.1 million, $1.3 million and $0.1 million in the first, second, third and fourth quarters, respectively, of 2007.

13.	Net decrease in special charges of $1.3 million in the second quarter of 2007.

14.	Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments of $0.5 million and $2.6 million in the third and fourth quarter, respectively, of 2007.

15.	Gain on sales of assets of $0.7 million in the second quarter of 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 29, 2007.

Our internal control over financial reporting as of December 29, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their below included report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company

We have audited Nash-Finch Company’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nash-Finch Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Nash-Finch Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nash-Finch Company and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
February 29, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information called for by Item 10 that appears in the 2008 Proxy Statement under the captions “Proposal 3: Election of Directors — Information About Directors and Nominees,” “Proposal 3: Election of Directors — Information About the Board of Directors and Its Committees,” “Corporate Governance — Governance Guidelines,” “Corporate Governance — Director Candidates” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Certain information regarding executive officers of the Registrant is included in Part I of this Annual Report immediately following Item 4 above.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by Item 11 that appears in the 2008 Proxy Statement under the captions “Proposal 3: Election of Directors — Compensation of Directors,” “Proposal 3: Election of Directors — Compensation and Management Development Committee Interlocks and Insider Participation” and “Executive Compensation and Other Benefits” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch’s equity compensation plans in effect as of December 29, 2007:

Equity Compensation Plan Information

					Number of Securities
	Number of Securities to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance Under Equity
	Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	848,945	(1)	$25.85	(2)	661,477	(3)
Equity compensation plans not approved by security holders	15,800		—		31,930	(4)

	864,745		$25.85		693,407

(1)	Includes stock options, restricted stock units and performance units awarded under the 2000 Stock Incentive Plan (“2000 Plan”), stock options awarded under the 1995 Director Stock Option Plan (“1995 Director Plan”), and share units acquired by directors under the 1997 Non-Employee Director Stock Compensation Plan (“1997 Director Plan”) net of 78,459 outstanding shares held by a benefits protection trust with respect to such share units.

(2)	Each share unit acquired through the deferral of director compensation under the 1997 Director Plan and each performance unit granted under the 2000 Plan is payable in one share of Nash Finch common stock following the participant’s termination of service as an officer or director. As they have no exercise price, the Share units and performance units outstanding at December 29, 2007 are not included in the calculation of the weighted average exercise price.

(3)	The following numbers of shares remained available for issuance under each of our equity compensation plans at December 29, 2007. Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award

2000 Plan	603,572	Stock options, restricted stock, stock appreciation rights, performance units and stock bonuses. (437,376 of the available shares under the 2000 Plan must be issued in the form of performance units.)
1997 Director Plan	37,476	Share units
Employee Stock Purchase Plan	20,429	Stock options (IRC §423 plan)

The Employee Stock Purchase Plan was terminated on January 1, 2008.

(4)	Shares remaining available for issuance under the Director Deferred Compensation Plan. Each share unit acquired through the deferral of director compensation under the Director Deferred Compensation Plan is payable in one share of Nash Finch common stock following the individual’s termination of service as a director.

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

Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 that appears in the 2008 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by Item 13 that appears in the 2008 Proxy Statement under the captions “Proposal 3: Election of Directors — Information About the Board of Directors and Its Committees,” “Corporate Governance — Governance Guidelines — Independent Directors” and “Corporate Governance — Related Party Transaction Policy and Procedures” is incorporated by reference herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 that appears in the 2008 Proxy Statement under the captions “Independent Auditors — Fees Paid to Independent Auditors” and “Independent Auditors — Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The following financial statements are included in this report on the pages indicated:

Report of Independent Registered Public Accounting Firm — page 40

Consolidated Statements of Income for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 — page 41

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006 — page 42

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 — page 43

Consolidated Statements of Stockholders’ Equity for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 — page 44

Notes to Consolidated Financial Statements — pages 45 to 79

2.	Financial Statement Schedules.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts — page 90

Other Schedules.  Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit
No.	Description

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 28, 2005 (File No. 0-785)).
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785)).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (filed June 8, 1987 (File No. 33-14871)).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
3.4	Nash-Finch Company Bylaws (as amended November 9, 2005) (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 14, 2005 (File No. 0-785)).
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4 to our current report on Form 8-K dated February 13, 1996 (File No. 0-785)).
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).

Exhibit
No.		Description

4.3		Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).
4.4		Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).
4.5		Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed November 21, 2006 (File No. 0-785)).
10.1		Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the sixteen weeks ended October 9, 2004 (File No. 0-785)).
10.2		First Amendment to Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 28, 2005 (File No. 0-785)).
10.3		Second Amendment to Credit Agreement, dated November 28, 2006, among Nash-Finch Company, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed November 28, 2006 (File No. 0-785)).
*10	.4	Form of Executive Retention Letter Agreement (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 21, 2005 (File No. 0-785)).
*10	.5	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 25, 2004 (File No. 333-115849)).
*10	.6	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.7	Nash-Finch Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121755)).
*10	.8	Nash-Finch Company 2000 Stock Incentive Plan (as amended February 22, 2005) (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed May 12, 2005 (File No. 333-124863)).
*10	.9	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.10	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards (incorporated by reference to Appendix I to our Proxy Statement for our Annual Meeting of Stockholders on May 10, 2005 (filed March 21, 2005) (File No. 0-785)).
*10	.11	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10	.12	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.13	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

Exhibit
No.		Description

*10	.14	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-785)).
*10	.15	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.16	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.17	Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121754)).
*10	.18	Nash-Finch Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).
*10	.19	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 5, 2002 (File No. 0-785)).
*10	.20	Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10	.21	Description of Nash-Finch Company 2005 Executive Incentive Program (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2005 (File No. 0-785)).
*10	.22	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.23	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Ron Marshall (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.24	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Bruce A. Cross (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.25	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 11, 2006 (File No. 0-785)).
*10	.26	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).
*10	.27	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).
*10	.28	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 18, 2006 (File No. 0-785)).
*10	.29	Amendment to the Letter Agreement between Nash-Finch Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 1, 2007 (File No. 0-785)).
*10	.30	Change in Control Agreement entered into by Nash-Finch Company and Alec C. Covington dated February 26, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed February 28, 2008 (File No. 0-785)).
*10	.31	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 1, 2007 (File No. 0-785)).
*10	.32	Letter Agreement between Nash-Finch Company and Robert B. Dimond dated November 29, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 21, 2006 (File No. 0-785)).

Exhibit
No.		Description

*10	.33	Revised Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to our Form 8-K filed March 1, 2007 (File No. 0-785)).
*10	.34	Form of Amended and Restated Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed July 19, 2007 (File No. 0-785)).
*10	.35	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 13, 2007 (File No. 0-785)).
12.1		Computation of Ratio of Earnings to Fixed Charges
21.1		Our subsidiaries (filed herewith).
23.1		Consent of Ernst & Young LLP (filed herewith).
24.1		Power of Attorney (filed herewith).
31.1		Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).
31.2		Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).
A copy of any of these exhibits will be furnished at a reasonable cost to any of our stockholders, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

NASH FINCH COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(In thousands)

			Charged
	Balance at	Charged to	(Credited)				Balance
	Beginning	Costs and	to Other				at End
	of Year	Expenses	Accounts(a)		Deductions		of Year

Description
52 weeks ended December 31, 2005:
Allowance for doubtful accounts(c)	$14,917	$4,851	$2,335	(e)	$1,585	(b)	$20,518
Provision for losses relating to leases on closed locations	9,035	203	1,421	(f)	3,021	(d)	7,638

	$23,952	$5,054	$3,756		$4,606		$28,156

52 weeks ended December 30, 2006:
Allowance for doubtful accounts(c)	$20,518	$5,600	$987		$1,144	(b)	$25,961
Provision for losses relating to leases on closed locations	7,638	9,358	—		1,924	(d)	15,072

	$28,156	$14,958	$987		$3,068		$41,033

52 weeks ended December 29, 2007:
Allowance for doubtful accounts(c)	$25,961	$1,234	$460		$19,986	(b)	$7,669
Provision for losses relating to leases on closed locations	15,072	552	—		2,422	(d)	13,202

	$41,033	$1,786	$460		$22,408		$20,871

(a)	Recoveries on accounts previously written off, unless noted otherwise

(b)	Reversal of reserve relating to write-offs

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
Alec C. Covington
President and Chief Executive Officer

Dated: March 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 3, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Alec C. Covington Alec C. Covington, President and Chief Executive Officer (Principal Executive Officer)		/s/ Robert B. Dimond Robert B. Dimond, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William R. Voss* William R. Voss, Chairman of the Board		/s/ Mickey P. Foret* Mickey P. Foret

/s/ Robert L. Bagby* Robert L. Bagby		/s/ John H. Grunewald* John H. Grunewald

/s/ Carole F. Bitter* Carole F. Bitter		/s/ Douglas A. Hacker* Douglas A. Hacker

/s/ Sam K. Duncan* Sam K. Duncan		/s/ Hawthorne L. Proctor* Hawthorne L. Proctor

/s/ Jerry L. Ford* Jerry L. Ford		/s/ William H. Weintraub* William H. Weintraub

*By:	/s/ Kathleen M. Mahoney Kathleen M. Mahoney Attorney-in-fact

NASH-FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended December 29, 2007

Exhibit
No.	Description	Method of Filing

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005.	Incorporated by reference (IBR)
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985.	IBR
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987.	IBR
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002.	IBR
3.4	Nash-Finch Company Bylaws, as amended November 9, 2005.	IBR
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association).	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001.	IBR
4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035).	IBR
4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	IBR
4.5	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR
10.1	Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.2	First Amendment to Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.3	Second Amendment to Credit Agreement dated as of November 28, 2006 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.4	Form of Executive Retention Letter Agreement.	IBR
10.5	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.6	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.7	Nash-Finch Company Deferred Compensation Plan.	IBR
10.8	Nash-Finch Company 2000 Stock Incentive Plan.	IBR
10.9	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan).	IBR
10.10	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards.	IBR
10.11	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.12	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.13	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan).	IBR

Exhibit
No.	Description	Method of Filing

10.14	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision).	IBR
10.15	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment.	IBR
10.16	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment.	IBR
10.17	Nash-Finch Company Director Deferred Compensation Plan.	IBR
10.18	Nash-Finch Company Supplemental Executive Retirement Plan.	IBR
10.19	Restricted Stock Award Agreement between the Company and Ron Marshall, effective as of February 19, 2002.	IBR
10.20	Nash-Finch Company Performance Incentive Plan.	IBR
10.21	Description of Nash-Finch Company 2005 Executive Incentive Program.	IBR
10.22	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.23	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Ron Marshall.	IBR
10.24	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of October 1, 2002 between the Company and Bruce A. Cross.	IBR
10.25	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan)	IBR
10.26	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington	IBR
10.27	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington	IBR
10.28	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006	IBR
10.29	Amendment to the Letter Agreement between Nash-Finch Company and Alec. C. Covington dated February 27, 2007	IBR
10.30	Letter Agreement between Nash-Finch Company and Robert B. Dimond dated November 29, 2006	IBR
10.31	Revised Form of Change in Control Agreement	IBR
10.32	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007.	IBR
10.33	Form of Amended and Restated Restricted Stock Unit Award Agreement.	IBR
10.34	Form of Amended and Restated Indemnification Agreement	IBR
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed Electronically (E)
21.1	Our subsidiaries.	E
23.1	Consent of Ernst & Young LLP.	E
24.1	Power of Attorney.	E
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	E
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	E