Form 10-Q
period 2008-03-22
NASH FINCH CO
filed 2008-04-24
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 12 weeks ended March 22, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 21, 2008, 12,734,938 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended
	March 22,	March 24,
	2008	2007
Sales	$1,021,910	1,032,243
Cost of sales	929,296	941,522

Gross profit	92,614	90,721

Other costs and expenses:
Selling, general and administrative	61,184	66,559
Depreciation and amortization	9,032	9,082
Interest expense	5,034	5,595

Total other costs and expenses	75,250	81,236

Earnings before income taxes	17,364	9,485

Income tax expense	6,087	4,197

Net earnings	$11,277	5,288

Net earnings per share:
Basic	$0.87	0.39
Diluted	$0.85	0.39

Declared dividends per common share	$0.180	0.180

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,007	13,437
Diluted	13,295	13,496
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 22,	December 29,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,153	862
Accounts and notes receivable, net	200,018	197,807
Inventories	269,458	246,762
Prepaid expenses and other	23,271	27,882
Deferred tax asset, net	2,623	4,621

Total current assets	496,523	477,934

Notes receivable, net	16,047	12,429
Property, plant and equipment:
Property, plant and equipment	597,624	617,241
Less accumulated depreciation and amortization	(400,656)	(414,704)

Net property, plant and equipment	196,968	202,537

Goodwill	215,174	215,174
Customer contracts and relationships, net	27,536	28,368
Investment in direct financing leases	3,524	4,969
Other assets	10,003	9,971

Total assets	$965,775	951,382

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$3,832	3,842
Accounts payable	216,839	209,402
Accrued expenses	58,741	69,113

Total current liabilities	279,412	282,357

Long-term debt	301,522	278,443
Capitalized lease obligations	27,857	29,885
Deferred tax liability, net	9,776	7,227
Other liabilities	29,322	37,854
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,569 and 13,559 shares, respectively	22,615	22,599
Additional paid-in capital	66,853	61,446
Common stock held in trust	(2,146)	(2,122)
Deferred compensation obligations	2,146	2,122
Accumulated other comprehensive income (loss)	(5,092)	(5,092)
Retained earnings	261,007	252,142
Common stock in treasury, 791 and 434 shares, respectively	(27,497)	(15,479)

Total stockholders’ equity	317,886	315,616

Total liabilities and stockholders’ equity	$965,775	951,382

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	12 Weeks Ended
	March 22,	March 24,
	2008	2007
Operating activities:
Net earnings	$11,277	5,288
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,032	9,082
Amortization of deferred financing costs	188	189
Amortization of rebatable loans	710	794
Provision for bad debts	(1,336)	566
Provision for lease reserves	(2,094)	(888)
Deferred income tax expense	4,547	153
Gain on sale of real estate and other	(70)	(138)
LIFO charge	1,134	808
Asset impairments	395	866
Share-based compensation	1,943	956
Deferred compensation	84	92
Other	470	(52)
Changes in operating assets and liabilities:
Accounts and notes receivable	(8)	(2,759)
Inventories	(23,829)	(17,579)
Prepaid expenses	687	1,810
Accounts payable	5,822	20,419
Accrued expenses	(10,623)	(3,249)
Income taxes payable	3,923	5,906
Other assets and liabilities	(2,953)	(49)

Net cash (used) provided by operating activities	(701)	22,215

Investing activities:
Disposal of property, plant and equipment	102	612
Additions to property, plant and equipment	(2,774)	(1,748)
Loans to customers	(5,102)	(292)
Payments from customers on loans	259	456
Other	(113)	(10)

Net cash used in investing activities	(7,628)	(982)

Financing activities:
Proceeds (payments) of revolving debt	23,100	(14,500)
Dividends paid	(2,324)	—
Purchase of Common Stock	(11,860)	—
Payments of long-term debt	(19)	(73)
Payments of capitalized lease obligations	(1,188)	(726)
Increase (decrease) in bank overdraft	672	(6,297)
Other	239	268

Net cash provided (used) by financing activities	8,620	(21,328)

Net increase (decrease) in cash and cash equivalents	291	(95)
Cash and cash equivalents:
Beginning of year	862	958

End of period	$1,153	863

See accompanying notes to consolidated financial statements.

Nash Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
March 22, 2008
Note 1 – Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 29, 2007.
     The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (Nash Finch) at March 22, 2008 and December 29, 2007, and the results of operations and changes in cash flows for the 12 weeks ended March 22, 2008 (first quarter 2008) and March 24, 2007 (first quarter 2007). Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 – Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $57.5 million and $56.4 million higher at March 22, 2008 and December 29, 2007, respectively. In the first quarter 2008 we recorded LIFO charges of $1.1 million compared to $0.8 million for the first quarter 2007.
Note 3 – Share-Based Compensation
     We account for share-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment – Revised,” which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense in our Consolidated Statements of Income of $1.9 million for first quarter 2008, versus expense of $1.0 million for the first quarter 2007.
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
     Prior to fiscal 2008, we maintained the 1999 Employee Stock Purchase Plan under which our employees could purchase shares of our common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of our common stock at the beginning or end of such offering period. Effective January 1, 2008, this plan was terminated.
     No options have been granted since fiscal 2004. Option awards granted to employees prior to 2005 had commonly been non-qualified stock options, each with an exercise price equal to the fair market value of a share of our common stock on the date of grant and a term of 5 years, becoming exercisable in 20% increments 6, 12, 24, 36 and 48 months after the date of the grant.
     The following table summarizes information concerning outstanding and exercisable options under the 1997 Director Plan and 2000 Plan as of March 22, 2008 (number of shares in thousands):

	Options Outstanding		Options Exercisable
	Number of	Weighted	Number of	Weighted
Range of Exercise	Options	Average	Options	Average
Prices	Outstanding	Exercise Price	Exercisable	Exercise Price

$17.35 – 17.95	9.1		9.1
24.55 – 35.36	26.0		19.0

	35.1	$25.86	28.1	$25.42

     Since 2005, awards have taken the form of performance units (including share units pursuant to our LTIP) and restricted stock units.
     Performance units were granted during 2005, 2006 and 2007 under the 2000 Stock Incentive Plan pursuant to our Long-Term Incentive Plan. These units vest at the end of a three-year performance period. The payout, if any, for units granted in 2005 will be determined by comparing our growth in “Consolidated EBITDA” (defined as net income, adjusted by (i) adding thereto interest expense, provision for income taxes, depreciation and amortization expense, and other non-cash charges that were deducted in computing net income for the period; (ii) excluding the amount of any extraordinary gains or losses and gains or losses from sales of assets other than inventory in the ordinary course of business; and (iii) subtracting cash payments made during the period with respect to non-cash charges incurred in a previous period) and return on net assets (defined as net income divided by the sum of net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by us. The performance units will pay out in shares of our common stock or cash, or a combination of both, at the election of the participant. Depending on our ranking among the companies in the peer group for the 2005 awards, a participant could receive a number of shares (or the cash value thereof) ranging from zero to 200% of the number of performance units granted. Because these units can be settled in cash or stock, compensation expense is recorded over the three year period and adjusted to market value each period. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan will be settled in shares of common stock. In February 2008, the Compensation and Management Development Committee (the “Committee”) of the Board of Directors amended the 2006 and 2007 LTIP plans to take into account the Company’s decision in the fall of 2007 to invest strategic capital in support of its strategic plan. To ensure the interests of management and shareholders remained aligned after the decision to invest strategic capital, the Committee decided in February 2008 to revise the 2006 and 2007 LTIP plans by, among other things, amending the definitions of Net Assets, RONA and Free Cash Flow. The 2006 and 2007 LTIP Plans were amended as follows:

•	2007 LTIP Plan: The Committee amended the definition of “net assets” consistent with the change to the 2006 LTIP Plan to allow for the impact on net assets resulting from the Company’s decision to expend strategic capital. Net Assets is defined in the amended Plan as: “Net Assets” means total assets minus current liabilities, excluding current maturities of long-term debt and capitalized lease obligations and further adjusted by (x) subtracting the additions of Strategic Project PP&E and Strategic Project Working Capital. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, then the adjustment for (x) above will not be made. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (x) above will be made during that fiscal year only. Net Assets will be further adjusted upward by the amount of any impairment of goodwill that the Company records beginning with the affected year during the Measurement Period. In addition, the Committee amended the definition of “Free Cash Flow” to provide as follows: “Free Cash Flow” means cash provided by operating activities minus additions of property, plant and equipment (“PP&E); and (i) adding back the additions of Strategic Project PP&E; (ii) adding back Strategic Project Working Capital; and (iii) subtracting projected Strategic Project Consolidated EBITDA, offset by the associated cash interest and income taxes. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, the adjustment for (iii) above will only be made through July 1 of that year. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (iii) above will be made through the first anniversary date of the Strategic Project being placed in service.

•	2006 LTIP Plan: The Committee amended the definition of RONA in the 2006 LTIP as follows: “RONA” means the weighted average of the return on Net Assets for the fiscal years during a Measurement Period. This is the quotient of (i) the sum of net income for each fiscal year (or portion thereof) during the Measurement Period divided by (ii) the sum of Average Net Assets for each fiscal year (or portion thereof) during the measurement period. Each of the measures in (i) and (ii) shall be as reported by the entity for the applicable fiscal periods in periodic reports filed with the SEC under the Exchange Act. Net Income will be adjusted by (x) subtracting projected Strategic Project Consolidated EBITDA, offset by the associated interest, depreciation and income taxes. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, the adjustment for (x) above will only be made through July 1 of that year. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (x) above will be made through the first anniversary date of the Strategic Project being placed in service. Weighting of the return on Net Assets for the fiscal years during the Measurement Period shall be based upon the Average Net Assets for each fiscal year. The Committee amended the definition of Net Assets in the same manner as it amended the 2007 LTIP, and included the same definition of Strategic Projects as it added to the 2007 LTIP.
     The Committee made the following additional amendments to those plans; (1) removing the plan participant’s option to receive payout of the award in cash; instead requiring that all awards be paid in stock; and (2) requiring all senior vice presidents, executive vice presidents and the CEO to defer their receipt of the stock until six months after termination of their employment. The above modifications resulted in replacement of the previously outstanding liability awards with equity awards as defined by SFAS 123(R). Therefore, the total expense recognized over the remaining service (vesting) period of the awards will equal the grant date fair value times number of shares that ultimately vest. The Company estimates expected forfeitures in determining the compensation expense recorded each period.
     In the first quarter 2008, units were granted pursuant to our 2008 Long-Term Incentive Plan. Depending on our ranking on compound annual growth rate for Consolidated EBITDA among the companies in the peer group and our free cash flow return on net assets performance against targets established by the Board of Directors for the 2008 awards, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.

     During fiscal 2006 and the three quarters ended October 6, 2007, restricted stock units (“RSUs”) were awarded to 12 of our executives, including Alec C. Covington, our President and Chief Executive Officer. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents.
     The following table summarizes activity in our share-based compensation plans during the first quarter 2008:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock Awards/	Restriction/
(In thousands, except per share	Stock Option	Option Price	Performance	Vesting Period
amounts)	Shares	Per Share	Units	(Years)

Outstanding at December 29, 2007	35.1	$25.85	907.0	1.9
Granted	—		352.0
Exercised/restrictions Lapsed	—		(17.0)
Forfeited/cancelled	—		(233.0)

Outstanding at March 22, 2008	35.1	$25.86	1,009.0	1.9

Exercisable/unrestricted at December 29, 2007	28.1	$25.40	168.3

Exercisable/unrestricted at March 22, 2008	28.1	$25.42	151.0

*	The “exercised/restrictions lapsed” amount above excludes 12,806 restricted stock units held by Robert Dimond that vested during the first quarter 2008 but were deferred until after his employment with the Company ends.
     The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $37.12 during the first quarter 2008, versus $29.61 during the first quarter 2007.
Note 4 – Other Comprehensive Income
     Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     During the first quarter 2007 all interest rate swap agreements were designated as cash flow hedges and were reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income. During the first quarter 2008 our only outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS No. 133, and the corresponding changes in fair value of the commodity swap agreement were recognized in earnings. The components of comprehensive income are as follows:

	12 Weeks
	Ended
	March 22,	March 24,
(In thousands)	2008	2007

Net Earnings	$11,277	5,288
Change in fair value of derivatives, net of tax	—	(120)

Comprehensive income	$11,277	5,168

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
Note 5 – Long-term Debt and Bank Credit Facilities
     Total debt outstanding was comprised of the following:

	March 22,	December 29,
(In thousands)	2008	2007

Senior secured credit facility:
Revolving credit	$29,400	6,300
Term Loan B	118,700	118,700
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	3,345	3,345
Notes payable and mortgage notes, 7.95% due in various installments through 2013	540	559

Total debt	302,072	278,991
Less current maturities	(550)	(548)

Long-term debt	$301,522	278,443

Senior Secured Credit Facility
     As of March 22, 2008, our senior secured credit facility consisted of $125.0 million in revolving credit, all of which was available to be utilized for loans and up to $40.0 million for letters of credit, and a $118.7 million Term Loan B. The facility was secured by a security interest in substantially all of our assets that are not pledged under other debt agreements. The revolving credit portion of the facility had a five year term and the Term Loan B had a six year term. Borrowings under the facility bear interest at the Eurodollar rate or the prime rate, plus, in either case, a margin increase that is dependent on our total leverage ratio and a commitment commission on the unused portion of the revolver. The margin spread and the commitment commission is reset quarterly based on movement of a leverage ratio defined by the agreement. At March 22, 2008, the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 1.75% and 2.25%, respectively, and the unused commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 0.75%. At March 22, 2008, $79.8 million was available under the revolving line of credit after giving effect to outstanding borrowings and to $15.8 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
     Effective April 11, 2008, we refinanced our senior secured credit facility. For additional information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources.”
Senior Subordinated Convertible Debt
     To finance a portion of the acquisition of distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information regarding the notes.

Note 6 – Guarantees
     We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($6.9 million as of March 22, 2008), which would be due in accordance with the underlying agreements.
     We entered into a new debt guarantee in the first quarter 2007 with a food distribution customer that is accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) which provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantee is $3.0 million, which is included in the $6.9 million total referenced above. The maximum amount of the guarantee is reduced annually during the approximate five-year term of the agreement, and is secured by a personal guarantee from the affiliated customer. The initial liability was recorded at fair value, and is immaterial to the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of FIN 45.
     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $10.6 million as of March 22, 2008.
Note 7 – Income Taxes
     For the first quarter 2008 and 2007, our tax expense was $6.1 million and $4.2 million, respectively.
     The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. During the first quarter 2008 the Company filed reports with various taxing authorities which resulted in the settlement of uncertain tax positions. Accordingly, the Company reported the effect of these discrete events in the first quarter as a decrease in tax expense of $1.1 million. The lower effective tax rate for the quarter of 35.1% is the result of the release of certain income tax contingency reserves related to these discrete events. The effective rate for the first quarter 2007 was 44.2%.
     The total amount of unrecognized tax benefits as of end of the first quarter 2008 was $7.4 million. The net reduction in unrecognized tax benefits of $1.9 million since December 29, 2007 is from a $2.6 million decrease in the unrecognized tax benefits relating to settlements with taxing authorities. This was offset by a $0.7 million increase in unrecognized tax benefits as a result of tax positions taken in prior periods. The total amount of tax benefits that if recognized would impact the effective tax rate was $2.6 million at the end of the first quarter 2008. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $1.3 million for the payment of interest and penalties accrued at the end of the first quarter 2008.
     During the next 12 months, the Company expects various state and local statutes of limitation to expire. Due to the uncertain response of the taxing authorities, an estimate of the range of possible outcomes cannot be reasonably estimated at this time. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2003 and prior.

Note 8 – Pension and Other Postretirement Benefits
     The following tables present the components of our pension and postretirement net periodic benefit cost:
12 Weeks Ended March 22, 2008 and March 24, 2007

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007

Interest cost	$520	585	11	14
Expected return on plan assets	(556)	(576)	—	—
Amortization of prior service cost	(1)	(4)	(149)	(161)
Recognized actuarial loss (gain)	124	59	(1)	(2)

Net periodic benefit cost	$87	64	(139)	(149)

     Weighted-average assumptions used to determine net periodic benefit cost for the first quarter 2008 and first quarter 2007 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
     Total contributions to our pension plan in 2008 are expected to be $1.2 million.

Note 9 – Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter
	Ended
	March 22,	March 24,
(In thousands, except per share amounts)	2008	2007

Net earnings	$11,277	5,288

Net earnings per share-basic:
Weighted-average shares outstanding	13,007	13,437

Net earnings per share-basic	$0.87	0.39

Net earnings per share-diluted:
Weighted-average shares outstanding	13,007	13,437
Dilutive impact of options	—	2
Shares contingently issuable	288	57

Weighted-average shares and potential dilutive shares outstanding	13,295	13,496

Net earnings per share-diluted	$0.85	0.39

Anti-dilutive options excluded from calculation (weighted-average amount for period)	5	63
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
     Performance units granted during 2005 under the 2000 Plan for the LTIP will pay out in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan will be settled in shares of common stock. Other performance and restricted stock units granted during 2006, 2007 and 2008 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested restricted units are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the first quarter 2008, approximately 129,000 shares related to the LTIP and 159,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS above.

Note 10 – Segment Reporting
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
     A summary of the major segments of the business is as follows:

	First Quarter Ended
	March 22, 2008			March 24, 2007
	Sales from			Sales from	Inter-
	external	Inter-	Segment	external	segment	Segment
(In thousands)	customers	segment sales	profit	customers	sales	profit

Food Distribution	$594,154	66,375	22,940	614,786	66,919	18,180
Military	297,323	—	10,762	281,807	—	9,472
Retail	130,433	—	4,543	135,650	—	4,821
Eliminations	—	(66,375)	—	—	(66,919)	—

Total	$1,021,910	—	38,245	1,032,243	—	32,473

Reconciliation to Consolidated Statements of Income:

	First Quarter
	Ended
	March 22,	March 24,
(In thousands)	2008	2007

Total segment profit	$38,245	32,473
Unallocated amounts:
Adjustment of inventory to LIFO	(1,134)	(808)
Unallocated corporate overhead	(19,747)	(22,180)

Earnings before income taxes and cumulative effect of a change in accounting principle	$17,364	9,485

Note 11 – Share Repurchase Program
     On November 13, 2007, we announced that our Board of Directors had authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock. The program took effect on November 19, 2007 and will continue until the earlier of (1) the close of trading on January 3, 2009 or (2) the date that the aggregate purchases under the repurchase program reaches 1,000,000 shares of our common stock. During the first quarter 2008, we repurchased 357,508 shares at an average price per share of $33.61 (including commissions). Since the program took effect, we have repurchased a total of 770,464 shares of our common stock at an average price per share of $35.04 (including commissions). As of March 22, 2008, there were 229,536 shares remaining on the Board-approved share repurchase authorization.

Note 12 – Legal Proceedings
Shareholder Litigation
     On March 11, 2008, Nash-Finch Company (the “Company”) entered into a Stipulation of Settlement (the “Settlement Agreement”) with respect to a putative securities fraud class action filed against the Company and certain of its now former executive officers (together with the Company, the “Defendants”). The Settlement Agreement was filed in the United States District Court for the District of Minnesota (the “Court”) on March 11, 2008.
     The complaint in this class action (the “Complaint”) alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making misleading statements regarding, among other things, the integration of the two distribution divisions acquired from Roundy’s Supermarkets, Inc. on March 31, 2005, the performance of the Company’s retail segment and the Company’s financial projections.
     The Defendants denied, and continue to deny, in their entirety any and all allegations of fraud or any wrongdoing in the Complaint. Neither the Settlement Agreement nor any of its terms or conditions, nor the Company’s decision to settle the lawsuit, should be construed as an admission or concession of any kind of the merit or truth of any of the allegations of fraud or wrongdoing in the Complaint, or of any fault, liability or wrongdoing whatsoever on the part of any and all of the Defendants. Nonetheless, the Company has concluded that it is desirable to settle the lawsuit to avoid the costs, risks and uncertainty of further litigation and trial, and to avoid the distraction of protracted litigation.
     The Settlement Agreement provides for Court certification of a settlement class, a full release of all claims in the Complaint by the lead plaintiff and the settlement class and a dismissal with prejudice of all claims in the Complaint, in consideration for payment of $6.75 million into a settlement fund. Such payment has been funded in full by the Company’s insurance coverage.
     On April 10, 2008, the Court preliminarily approved the settlement and directed notice to the settlement class of the proposed settlement. The Court will conduct a hearing on July 14, 2008 to determine whether to approve the settlement. If final approval of the Settlement Agreement is granted, the Court will enter an order certifying the settlement class and dismissing all of the claims in the lawsuit with prejudice. If the Settlement Agreement becomes effective, the settlement fund, less various costs of administration and plaintiffs’ costs and attorneys’ fees, will be distributed to the settlement class members that have filed a valid and approved claim.
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
     The Court granted our request for a temporary restraining order, thus preventing the hedge funds from declaring a default while the litigation is pending. The temporary restraining order also tolls the 30 day cure period during which we can cure the alleged default should the Court determine a default has occurred. The temporary restraining order will remain in effect until 10 days after the Court reaches a decision on the underlying dispute.
     On February 8, 2008, the Court heard arguments on the Company and the Trustee’s petitions, following which the motions were taken under advisement. We anticipate the Court will enter its ruling within 90 days of the hearing date.

Roundy’s Supermarkets, Inc. v. Nash Finch
     On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million Roundy’s claims is due under the APA as a purchase price adjustment. We answered the complaint denying any payment was due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demand damages from Roundy’s in excess of $18.0 million.
     On or about March 25, 2008, Roundy’s filed a motion to dismiss certain of our counterclaims. No hearing date on that motion has been set. We intend to vigorously defend against Roundy’s complaint and to vigorously prosecute our claims against Roundy’s.
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
Note 13 – Subsequent Events – Debt Refinancing
     On April 11, 2008, the Company refinanced its existing senior secured credit facility maturing in 2009 and prepaid the outstanding balance under this facility. The Company incurred pre-tax charges of $1.0 million for the write-off of unamortized finance costs related to the current credit facility. The Company believes the refinancing and redemption will enable it to further reduce its cost of capital going forward.

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
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relate to trends and events that may affect our future financial position and operating results. Any statement contained in this report that is not statements of historical fact may be deemed forward-looking statements. For example, words such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe,” “intend, ” “potential” or “plan,” or comparable terminology, are intended to identify forward-looking statements. Such statements are based upon current expectations, estimates and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause or contribute to material differences include, but are not limited to the following:
•	the effect of competition on our distribution, military and retail businesses;

•	general sensitivity to economic conditions, including volatility in energy prices, food commodities and changes in market interest rates;

•	our ability to identify and execute plans to expand our food distribution, military and retail operations;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	the success or failure of strategic plans, new business ventures or initiatives;

•	changes in consumer buying and spending patterns;

•	risks entailed by future acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;

•	changes in credit risk from financial accommodations extended to new or existing customers;

•	significant changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	legal, governmental, legislative or administrative proceedings, disputes, or actions that result in adverse outcomes, such as adverse determinations or developments with respect to the litigation or SEC inquiry discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007;

•	technology failures that may have a material adverse effect on our business;

•	severe weather and natural disasters that may impact our supply chain;

•	changes in health care, pension and wage costs and labor relations issues;

•	threats or potential threats to security or food safety; and

•	unanticipated problems with product procurement.
     A more detailed discussion of many of these factors, as well as other factors, that could affect the Company’s results is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. You should carefully consider each of these factors and all of the other information in this report. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

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
     In November 2006, we announced the launch of a new strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company, the new strategy focuses activities on specific retail formats, businesses and support services designed to delight consumers. The strategic plan encompasses several important elements:
•	Emphasis on a suite of retail formats designed to appeal to the needs of today’s consumers including an initial focus on everyday value, Hispanic and extreme value formats, as well as military commissaries and exchanges;

•	Strong, passionate businesses in key areas including perishables, health and wellness, center store, pharmacy and military supply, driven by the needs of each format;

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Retail support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, store brands, market research, retail store support, retail pricing and license agreement opportunities;

•	Store brand management dedicated to leveraging the strength of the Our Family brand as a regional brand through exceptional product development coupled with pricing and marketing support; and

•	Integrated shared services company-wide, including IT support and infrastructure, accounting, finance, human resources and legal.
     In addition to the strategic initiatives already in progress, our 2008 initiatives consist of the following:
•	Invest in our retail formats, logistics capabilities and center store systems.

•	Pursue acquisitions that support our strategic plan.

•	Continue share repurchase program.
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
     Our retail segment operated 58 corporate-owned stores primarily in the Upper Midwest as of March 22, 2008. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold three retail stores in 2007 and one store in the first quarter 2008. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. Our strategic initiatives are designed to create value within our organization. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and additional goodwill impairment associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.

Results of Operations
Sales
     The following tables summarize our sales activity for the 12 weeks ended March 22, 2008 (first quarter 2008) compared to the 12 weeks ended March 24, 2007 (first quarter 2007):

	First quarter 2008		First quarter 2007		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$594,154	58.1%	614,786	59.6%	(20,632)	(3.4%)
Military	297,323	29.1%	281,807	27.3%	15,516	5.5%
Retail	130,433	12.8%	135,650	13.1%	(5,217)	(3.8%)

Total Sales	$1,021,910	100.0%	1,032,243	100.0%	(10,333)	(1.0%)

     The decrease in food distribution sales for the first quarter 2008 versus the first quarter 2007 is attributable to the loss of a significant customer which accounted for $36.2 million of additional sales in the first quarter 2007. However, excluding the impact of this customer, food distribution sales increased 2.7% in the first quarter 2008 compared to the comparable prior year period, due primarily to new account gains and increased comparable sales. The shift of the Easter holiday to the first quarter 2008 versus the second quarter 2007 created a favorable variance in the first quarter sales of $6.6 million, or 1.1% of sales compared to last year.
     Military segment sales were up 5.5% during the first quarter 2008 versus the first quarter 2007 which is attributable to increased volume of 2.4% and overall increases in commodity prices of 3.1%. The sales increases in the first quarter 2008 reflected 5.3% stronger sales domestically and 6.1% stronger sales overseas. Domestic and overseas sales represented the following percentages of military segment sales:

	First quarter
	2008	2007

Domestic	70.4%	70.5%
Overseas	29.6%	29.5%
     The decrease in retail sales for the first quarter 2008 is attributable to the closure of four stores since the end of the first quarter 2007. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 0.3% in the first quarter 2008 when compared to the first quarter 2007. The shift of the Easter holiday to the first quarter 2008 versus the second quarter 2007 created a favorable variance in the first quarter sales of $1.3 million, or 1.1% of sales compared to last year.
     During the first quarters of 2008 and 2007, our corporate store count changed as follows:

	First quarter	First quarter
	2008	2007
Number of stores at beginning of period	59	62
Closed or sold stores	(1)	—

Number of stores at end of period	58	62

Gross Profit
     Gross profit was 9.1% of sales for the first quarter 2008 compared to 8.8% of sales for the first quarter 2007. Our gross profit margin increased by 0.4% of sales in the first quarter 2008 relative to the comparable prior year period as a result of initiatives that focused on better management of inventories and vendor relationships and higher levels of inflation in inventory. However, our overall gross profit margin was negatively affected by 0.1% of sales in the first quarter 2008 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2008 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have a higher gross profit margin.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses (SG&A) for the first quarter 2008 were $61.2 million, or 6.0% of sales, as compared to $66.6 million, or 6.4%, for the comparable prior year period. The decrease in SG&A is primarily attributable to decreased bad debt reserves due to improved receivable collection and the change in circumstances related to a lease obligation that had previously been reserved.

	First quarter
(In thousands)	2008	2007	Variance

Asset Impairments	$395	866	(471)
Lease Reserves	(2,094)	(888)	(1,206)
Bad Debt Reserves	(1,336)	566	(1,902)

Total	$(3,035)	544	(3,579)

% of Sales	(0.3%)	0.1%	(0.4%)

Depreciation and Amortization Expense
     Depreciation and amortization expense was $9.0 million for the first quarter 2008 compared to $9.1 million for the comparable prior year period.
Interest Expense
     Interest expense was $5.0 million for the first quarter 2008 compared to $5.6 million for the comparable prior year period. Average borrowing levels decreased from $361.8 million during the first quarter 2007 to $334.6 million during the first quarter 2008. The effective interest rate was 5.7% for the first quarter 2008 compared to 6.2% effective interest rate in the first quarter 2007.
Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 35.1% and 44.2% for the first quarter 2008 and first quarter 2007, respectively.
     During the first quarter 2008, the Company filed various reports to settle potential tax liabilities. Accordingly, the Company reported the effect of these discrete events in the first quarter 2008. The lower effective tax rate for the quarter is the result of the release of certain income tax contingency reserves related to these discrete events. The effective rate for the first quarter 2007 differed from statutory rates due to anticipated pre-tax income relative to certain nondeductible expenses. The Company estimates the full year effective tax rate will be approximately 39.6%.

Net Earnings
     Net earnings in the first quarter 2008 were $11.3 million, or $0.85 per diluted share, as compared to net earnings of $5.3 million, or $0.39 per diluted share, in the first quarter 2007.
Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	First Quarter Ended
	March 22,	March 24,	Increase/
(In thousands)	2008	2007	(Decrease)

Net cash (used) provided by operating activities	$(701)	22,215	(22,916)
Net cash used in investing activities	(7,628)	(982)	(6,646)
Net cash provided (used) by financing activities	8,620	(21,328)	29,948

Net change in cash and cash equivalents	$291	(95)	386

     Cash flows from operating activities decreased $22.9 million in the first quarter 2008 as compared to the first quarter 2007, primarily due to increased investment in inventory. Decreased cash provided by operating activities included the effect of increased inventory levels of approximately $23.8 million in the first quarter 2008 compared to $17.6 million in the first quarter 2007. The cash flow impact of those increased inventory levels were partially offset by increases in accounts payable of $5.8 million and $20.4 million in the first quarters of 2008 and 2007, respectively.
     Net cash used in investing activities increased by $6.6 million in the first quarter 2008 as compared to the first quarter 2007. The most significant factor for the quarter-over-quarter variance was increased loans to customers of $5.1 million in the first quarter 2008 compared to $0.3 million in the first quarter 2007. In addition, additions to property, plant and equipment increased to $2.8 million for the first quarter 2008 compared to $1.7 million for the first quarter 2007.
     Cash provided by financing activities increased by $29.9 million in the first quarter 2008 as compared to the first quarter 2007. The increase in cash provided by financing activities included $23.1 million in revolving debt proceeds for the first quarter 2008 compared to payments of $14.5 million for the first quarter 2007, offset by $11.9 million used to repurchase shares of its common stock in the first quarter 2008.
     During the remainder of fiscal 2008, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our revolving credit line during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.
Senior Secured Credit Facility
     As of March 22, 2008, our senior secured credit facility consisted of $125.0 million in revolving credit, all of which was available to be utilized for loans and up to $40.0 million for letters of credit, and a $118.7 million Term Loan B. Borrowings under the facility beared interest at either the Eurodollar rate or the prime rate, plus in either case a margin spread that was dependent on our total leverage ratio. We were required to pay a commitment commission on the unused portion of the revolver. The margin spreads and the commitment commission was reset quarterly based on changes to our total leverage ratio defined by the applicable credit agreement. At March 22, 2008, the margin spreads for the revolver and Term Loan B maintained as Eurodollar loans were 1.75% and 2.25%, respectively, and the unused commitment commission was 0.375%. The margin spread for the revolver maintained at the prime rate was 0.75%. The credit facility required us to hedge a certain portion of such borrowings through the use of interest rate swaps, as we have done historically. At March 22, 2008, credit availability under the senior secured credit facility was $79.8 million.

     As of March 22, 2008, our senior secured credit facility represented one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that facility was of material importance to our ability to fund our capital and working capital needs. The credit agreement governing the credit facility contained various restrictive covenants, compliance with which was essential to continued credit availability. Among the most significant of these restrictive covenants were financial covenants which required us to maintain predetermined ratio levels related to interest coverage and leverage. These ratios were based on EBITDA, on a rolling four quarter basis, with some adjustments (“Consolidated EBITDA”). Consolidated EBITDA is a non-GAAP financial measure that was defined in our bank credit agreement as earnings before interest, income taxes, depreciation and amortization, adjusted to exclude extraordinary gains or losses, gains or losses from sales of assets other than inventory in the ordinary course of business, upfront fees and expenses incurred in connection with the execution and delivery of the credit agreement, and non-cash charges (such as LIFO charges, closed store lease costs, asset impairments and share-based compensation), less cash payments made during the current period on certain non-cash charges recorded in prior periods. In addition, for purposes of determining compliance with prescribed leverage ratios and adjustments in the credit facility’s margin spread and commitment commission, Consolidated EBITDA was calculated on a pro forma basis that took into account all permitted acquisitions, such as the acquisition of the Lima and Westville divisions, that had occurred since the beginning of the relevant four quarter computation period. Consolidated EBITDA should not be considered an alternative measure of our net income, operating performance, cash flow or liquidity. It is provided as additional information relative to compliance with our debt covenants. In addition, the credit agreement required us to maintain predetermined ratio levels related to working capital coverage (the ratio of the sum of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the credit agreement plus up to $60 million of additional secured indebtedness permitted to be issued under the credit agreement).
     The financial covenants specified in the credit agreement, as amended, varied over the term of the credit agreement and can be summarized as follows:

For the Fiscal Periods
Financial Covenants	Ending Closest to	Required Ratio

Interest Coverage Ratio	12/31/04 through 9/30/07	3.50:1.00	(minimum)
	12/31/07 thereafter	4.00:1.00

Total Leverage Ratio	12/31/06 through 3/31/07	3.75:1.00	(maximum)
	6/30/07 through 9/30/07	3.50:1.00
	12/31/07 thereafter	3.00:1.00

Senior Secured Leverage Ratio	12/31/06 through 9/30/07	2.50:1.00	(maximum)
	12/31/07 thereafter	2.25:1.00

Working Capital Ratio	12/31/05 through 9/30/08	1.75:1.00	(minimum)
	Thereafter	2.00:1.00
     As of March 22, 2008, we were in compliance with all financial covenants as defined in our credit agreement which are summarized as follows:

Financial Covenant	Required Ratio	Actual Ratio

Interest Coverage Ratio (1)	4.00:1.00 (minimum)	6.00:1.00
Total Leverage Ratio (2)	3.00:1.00 (maximum)	2.48:1.00
Senior Secured Leverage Ratio (3)	2.25:1.00 (maximum)	1.10:1.00
Working Capital Ratio (4)	1.75:1.00 (minimum)	3.21:1.00

(1)	Ratio of Consolidated EBITDA for the trailing four quarters to interest expense less deferred financing costs on the current agreement for such period.

(2)	Total outstanding debt to Consolidated EBITDA for the trailing four quarters.

(3)	Total outstanding senior secured debt to Consolidated EBITDA for the trailing four quarters.

(4)	Ratio of net trade accounts receivable plus inventory to the sum of loans and letters of credit outstanding under the new credit agreement plus certain additional secured debt.

     Any failure to comply with any of these financial covenants would have constituted an event of default under the bank credit agreement, entitling a majority of the bank lenders to, among other things, terminate future credit availability under the agreement and accelerate the maturity of outstanding obligations under that agreement.
     The following is a summary of the calculation of Consolidated EBITDA for the trailing four quarters ended March 22, 2008 and March 24, 2007 (amounts in thousands):

	2007	2007	2007	2008	Trailing
Trailing four quarters ended March 22, 2008:	Qtr 2	Qtr 3	Qtr 4	Qtr 1	4 Qtrs

Earnings before income taxes	$17,304	18,237	12,496	17,364	65,401
Interest expense	5,671	6,948	5,367	5,034	23,020
Depreciation and amortization	8,901	11,902	8,997	9,032	38,832
LIFO charge	807	1,077	2,399	1,134	5,417
Lease reserves	825	614	—	(2,094)	(655)
Asset impairments	275	640	87	395	1,397
Losses (gains) on sale of real estate	(147)	—	(1,720)	—	(1,867)
Share-based compensation	1,584	1,632	3,614	1,943	8,773
Subsequent cash payments on non-cash charges	(663)	(918)	(1,011)	(2,184)	(4,776)
Special Charges	(1,282)	—	—	—	(1,282)

Total Consolidated EBITDA	$33,275	40,132	30,229	30,624	134,260

	2006	2006	2006	2007	Trailing
Trailing four quarters ended March 24, 2007:	Qtr 2	Qtr 3	Qtr 4	Qtr 1	4 Qtrs

Earnings (loss) before income taxes	$7,733	(6,287)	(25,253)	9,485	(14,322)
Interest expense	6,120	7,906	6,551	5,595	26,172
Depreciation and amortization	9,617	12,685	9,447	9,082	40,831
LIFO charge	461	1,590	117	808	2,976
Lease reserves	1,327	4,455	2,675	(888)	7,569
Goodwill impairment	—	—	26,419	—	26,419
Asset impairments	3,247	2,522	4,127	866	10,762
Losses (gains) on sale of real estate	(1,225)	25	37	—	(1,163)
Share-based compensation	634	233	486	956	2,309
Subsequent cash payments on non-cash charges	(656)	(1,862)	(686)	(700)	(3,904)
Special Charges	—	6,253	—	—	6,253

Total Consolidated EBITDA	$27,258	27,520	23,920	25,204	103,902

     The credit agreement also contained covenants that limited our ability to incur debt (including guaranteeing the debt of others) and liens, acquire or dispose of assets, pay dividends on and repurchase our stock, make capital expenditures and make loans or advances to others, including customers.
     Our contractual obligations and commercial commitments are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Contractual Obligations and Commercial Commitments.”
New Bank Credit Facility
     On April 11, 2008, we concluded the refinancing of our senior secured bank credit facility which had been scheduled to mature on November 21, 2009 with an outstanding $118.7 million term loan and a $125 million revolving line of credit.

     The new bank credit facility, as was the case with its predecessor, represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.
     The new credit facility is an asset-backed loan consisting of a $300 million revolving credit facility, which includes a $35 million swingline sub-facility and a $50 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no event of default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $150.0 million.
     The Revolving Credit Facility has a 5 year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00%, but the LIBOR interest rate margin will become adjustable after October 4, 2008. Once the margin becomes adjustable, it can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.
     The credit agreement contains no financial covenants unless and until (i) the continuance of an event of default under the credit agreement, or (ii) the failure of the Company to maintain excess availability (A) greater than 10% of the borrowing base for more than two (2) consecutive business days or (B) greater than 7.5% of the borrowing base at any time, in which event, the Company must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0:1.0, which ratio shall continue to be tested each month thereafter until excess availability exceeds 10% of the borrowing base for ninety (90) consecutive days.
The credit agreement contains standard covenants requiring the Company and its subsidiaries, among other things, to maintain collateral, comply with applicable laws, keep proper books and records, preserve the corporate existence, maintain insurance, and pay taxes in a timely manner. Events of default under the credit agreement are usual and customary for transactions of this type including, among other things: (a) any failure to pay principal thereunder when due or to pay interest or fees on the due date; (b) material misrepresentations; (c) default under other agreements governing material indebtedness of the Company; (d) default in the performance or observation of any covenants; (e) any event of insolvency or bankruptcy; (f) any final judgments or orders to pay more than $15.0 million that remain unsecured or unpaid; (g) change of control, as defined in the credit agreement; and (h) any failure of a collateral document, after delivery thereof, to create a valid mortgage or first-priority lien.
Senior Subordinated Convertible Debt
     We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information.
Derivative Instruments
     We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel. Our objective in managing our exposure to changes in interest rates and commodity prices is to reduce fluctuations in earnings and cash flows. From time-to-time we use derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

     We use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense. Pre-tax gains of $0.3 million were recorded as a reduction to cost of sales during the first quarter 2007. The Company’s remaining commodity swap agreement expired during the first quarter 2008 and was settled for fair market value.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 29, 2007, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 12 weeks ended March 22, 2008.
Recently Adopted and Proposed Accounting Standards
     In July 2007, the FASB released a proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements, which would impact the accounting associated with the Company’s existing $150.1 million senior convertible notes. If adopted, as currently proposed, this proposal would require the Company to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. The FASB began its re-deliberations of the guidance in FSP APB 14-a in the first quarter 2008 and it is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed on a recurring basis has been delayed to fiscal years beginning after November 15, 2008. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis. The adoption of the effective portion of SFAS 157 had no impact on the Company’s financial statements as the Company does not have any financial assets or liabilities required to be recognized or disclosed on a recurring basis.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time to time to manage our exposure to changes in interest rates and diesel fuel prices. (See Part II, Item 7 of our December 29, 2007 Form 10-K and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).
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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Shareholder Litigation
     On March 11, 2008, Nash-Finch Company (the “Company”) entered into a Stipulation of Settlement (the “Settlement Agreement”) with respect to a putative securities fraud class action filed against the Company and certain of its now former executive officers (together with the Company, the “Defendants”). The Settlement Agreement was filed in the United States District Court for the District of Minnesota (the “Court”) on March 11, 2008.
     The complaint in this class action (the “Complaint”) alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making misleading statements regarding, among other things, the integration of the two distribution divisions acquired from Roundy’s Supermarkets, Inc. on March 31, 2005, the performance of the Company’s retail segment and the Company’s financial projections.
     The Defendants denied, and continue to deny, in their entirety any and all allegations of fraud or any wrongdoing in the Complaint. Neither the Settlement Agreement nor any of its terms or conditions, nor the Company’s decision to settle the lawsuit, should be construed as an admission or concession of any kind of the merit or truth of any of the allegations of fraud or wrongdoing in the Complaint, or of any fault, liability or wrongdoing whatsoever on the part of any and all of the Defendants. Nonetheless, the Company has concluded that it is desirable to settle the lawsuit to avoid the costs, risks and uncertainty of further litigation and trial, and to avoid the distraction of protracted litigation.
     The Settlement Agreement provides for Court certification of a settlement class, a full release of all claims in the Complaint by the lead plaintiff and the settlement class and a dismissal with prejudice of all claims in the Complaint, in consideration for payment of $6.75 million into a settlement fund. Such payment has been funded in full by the Company’s insurance coverage.

     On April 10, 2008, the Court preliminarily approved the settlement and directed notice to the settlement class of the proposed settlement. The Court will conduct a hearing on July 14, 2008 to determine whether to approve the settlement. If final approval of the Settlement Agreement is granted, the Court will enter an order certifying the settlement class and dismissing all of the claims in the lawsuit with prejudice. If the Settlement Agreement becomes effective, the settlement fund, less various costs of administration and plaintiffs’ costs and attorneys’ fees, will be distributed to the settlement class members that have filed a valid and approved claim.
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
     The Court granted our request for a temporary restraining order, thus preventing the hedge funds from declaring a default while the litigation is pending. The temporary restraining order also tolls the 30 day cure period during which we can cure the alleged default should the Court determine a default has occurred. The temporary restraining order will remain in effect until 10 days after the Court reaches a decision on the underlying dispute.
     On February 8, 2008, the Court heard arguments on the Company and the Trustee’s petitions, following which the motions were taken under advisement. We anticipate the Court will enter its ruling within 90 days of the hearing date.
Roundy’s Supermarkets, Inc. v. Nash Finch
     On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million Roundy’s claims is due under the APA as a purchase price adjustment. We answered the complaint denying any payment was due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demand damages from Roundy’s in excess of $18.0 million.
     On or about March 25, 2008, Roundy’s filed a motion to dismiss certain of our counterclaims. No hearing date on that motion has been set. We intend to vigorously defend against Roundy’s complaint and to vigorously prosecute our claims against Roundy’s.
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
ITEM 1A. Risk Factors
     There have been no material changes in our risk factors contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about shares of common stock the Company acquired during the first quarter 2008:

Issuer Purchases of Equity Securities
			(c) Total number	(d) Maximum
			of shares	number of
	(a) Total		purchased as	shares that may
	number of	(b) Average	part of publicly	yet be purchased
	shares	price paid per	announced plans	under plans or
Period	purchased (1) (2)	share (1) (2)	or programs (1)	programs (1)
Period 1 (December 30, 2007 to January 26, 2008)	206,246	$33.55	206,215	380,829
Period 3 (February 24 to March 22, 2008)	151,293	$33.70	151,293	229,536

Total	357,539	$33.61	357,508	229,536

(1)	On November 13, 2007, the Company announced that our Board of Directors had authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock. The program took effect on November 19, 2007, and will continue until the earlier of (1) the close of trading on January 3, 2009, or (2) the date that the aggregate purchases under the repurchase program reaches 1,000,000 shares of our common stock.

(2)	Includes 31 forfeited restricted stock awards.
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description
10.1	Credit Agreement, dated as of April 11, 2008, among Nash Finch Company, Various Lenders and Bank of America, N.A. as Administrative Agent

10.2	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 26, 2008

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: April 24, 2008	by	/s/ Alec C. Covington Alec C. Covington
President and Chief Executive Officer

Date: April 24, 2008	by	/s/ Robert B. Dimond Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended March 22, 2008

Exhibit No.	Item	Method of Filing
10.1	Credit Agreement, dated as of April 11, 2008, among Nash Finch Company, Various Lenders and Bank of America, N.A. as Administrative Agent	Incorporated by reference

10.2	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 26, 2008	Incorporated by reference

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer