Form 10-Q
period 2008-06-14
NASH FINCH CO
filed 2008-07-17
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 12 weeks ended June 14, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 7, 2008, 12,784,531 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	June 14,	June 16,	June 14,	June 16,
	2008	2007	2008	2007
Sales	$1,042,388	1,063,974	$2,064,298	2,096,217
Cost of sales	948,100	967,892	1,877,396	1,909,414

Gross profit	94,288	96,082	186,902	186,803

Other costs and expenses:
Selling, general and administrative	64,988	65,488	126,172	132,047
Special charges	—	(1,282)	—	(1,282)
Depreciation and amortization	8,703	8,901	17,735	17,983
Interest expense	5,651	5,671	10,685	11,266

Total other costs and expenses	79,342	78,778	154,592	160,014

Earnings before income taxes	14,946	17,304	32,310	26,789

Income tax expense	4,838	7,697	10,925	11,894

Net earnings	$10,108	9,607	$21,385	14,895

Net earnings per share:
Basic	$0.79	0.71	$1.65	1.11
Diluted	$0.77	0.70	$1.62	1.10

Declared dividends per common share	$0.180	0.180	$0.360	0.360

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,847	13,492	12,927	13,465
Diluted	13,068	13,630	13,184	13,563
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 14,	December 29,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$863	862
Accounts and notes receivable, net	194,791	197,807
Inventories	272,906	246,762
Prepaid expenses and other	21,269	27,882
Deferred tax asset, net	687	4,621

Total current assets	490,516	477,934

Notes receivable, net	14,990	12,429
Property, plant and equipment:
Property, plant and equipment	602,324	617,241
Less accumulated depreciation and amortization	(405,813)	(414,704)

Net property, plant and equipment	196,511	202,537

Goodwill	218,406	215,174
Customer contracts and relationships, net	26,704	28,368
Investment in direct financing leases	3,490	4,969
Other assets	12,674	9,971

Total assets	$963,291	951,382

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$3,914	3,842
Accounts payable	210,155	209,402
Accrued expenses	59,607	69,113

Total current liabilities	273,676	282,357

Long-term debt	296,116	278,443
Capitalized lease obligations	27,051	29,885
Deferred tax liability, net	11,964	7,227
Other liabilities	28,474	37,854
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,603 and 13,559 shares, respectively	22,673	22,599
Additional paid-in capital	69,174	61,446
Common stock held in trust	(2,170)	(2,122)
Deferred compensation obligations	2,170	2,122
Accumulated other comprehensive income (loss)	(5,092)	(5,092)
Retained earnings	268,745	252,142
Common stock in treasury, 848 and 434 shares, respectively	(29,490)	(15,479)

Total stockholders’ equity	326,010	315,616

Total liabilities and stockholders’ equity	$963,291	951,382

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	24 Weeks Ended
	June 14,	June 16,
	2008	2007
Operating activities:
Net earnings	$21,385	14,895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Special charge	—	(1,282)
Depreciation and amortization	17,735	17,983
Amortization of deferred financing costs	1,360	377
Amortization of rebatable loans	1,878	1,446
Increase (decrease) in provision for bad debts	(1,212)	873
Provision for lease reserves	(1,995)	(63)
Deferred income tax expense	8,671	2,963
LIFO charge	3,531	1,615
Stock-based compensation	3,965	2,540
Other	1,030	1,124
Changes in operating assets and liabilities:
Accounts and notes receivable	4,733	6,856
Inventories	(27,351)	(19,545)
Prepaid expenses	1,784	2,630
Accounts payable	(4,495)	649
Accrued expenses	(10,638)	(1,179)
Income taxes payable	4,831	8,468
Other assets and liabilities	(2,301)	(283)

Net cash provided by operating activities	22,911	40,067

Investing activities:
Disposal of property, plant and equipment	246	2,259
Additions to property, plant and equipment	(9,884)	(5,804)
Business acquired, net of cash	(6,772)	—
Loans to customers	(5,102)	(433)
Other	349	634

Net cash used in investing activities	(21,163)	(3,344)

Financing activities:
Proceeds (payments) of revolving debt	136,600	(25,300)
Dividends paid	(4,619)	(4,834)
Repurchase of common stock	(14,348)	—
Payments of long-term debt	(118,913)	(319)
Payments of capitalized lease obligations	(1,923)	(1,451)
Increase (decrease) in bank overdraft	3,988	(6,590)
Payments of deferred financing costs	(2,868)	—
Other	336	2,147

Net cash used by financing activities	(1,747)	(36,347)

Net increase in cash and cash equivalents	1	376
Cash and cash equivalents:
Beginning of year	862	958

End of period	$863	1,334

Nash-Finch Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
June 14, 2008
Note 1 — Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 29, 2007.
     The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at June 14, 2008 and December 29, 2007, and the results of operations and changes in cash flows for the 12 and 24 weeks ended June 14, 2008 (second quarter 2008) and June 16, 2007 (second quarter 2007). Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 — Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $59.9 million and $56.4 million higher at June 14, 2008 and December 29, 2007, respectively. In the second quarter 2008 we recorded LIFO charges of $2.4 million compared to $0.8 million for the second quarter 2007. Year-to-date LIFO charges recorded were $3.5 million and $1.6 million, respectively, at June 14, 2008 and June 16, 2007.
Note 3 — Goodwill
     As a result of the acquisition of two stores in the second quarter 2008, goodwill increased by $3.2 million. The $3.2 million purchase price allocation to goodwill is preliminary. Changes in the net carrying amount of goodwill for year-to-date 2008 were as follows (in thousands):

	Food
	distribution	Military	Retail	Total
Goodwill as of December 29, 2007	$121,863	25,754	67,557	215,174
Acquisition of retail stores	—	—	3,232	3,232

Goodwill as of June 14, 2008	$121,863	25,754	70,789	218,406

Note 4 — Share-Based Compensation
     We account for share-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised,” which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense in our Consolidated Statements of Income of $2.0 and $4.0 million, respectively, for the 12 and 24 weeks ended June 14, 2008, versus expense of $1.6 and $2.5 million for the 12 and 24 weeks ended June 16, 2007.
     We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. The 1995 Director Stock Option Plan was terminated as of December 27, 2004, and participation in the 1997 Non-Employee Director Stock Compensation Plan was frozen as of December 31, 2004. The Board adopted the Director Deferred Compensation Plan for amounts deferred on or after January 1, 2005. The plan permits non-employee directors to annually defer all or a portion of his or her cash compensation for service as a director, and have the amount deferred into either a cash account or a share unit account. Each share unit is payable in one share of Nash Finch common stock following termination of the participant’s service as a director.
     Under the 2000 Stock Incentive Plan (“2000 Plan”), employees, non-employee directors, consultants and independent contractors may be awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights, performance units or stock bonuses.
     Awards to non-employee directors under the 2000 Plan began in 2004 and have taken the form of restricted stock units that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director in 2008 was determined by dividing $45,000 by the fair market value of a share of our common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of our common stock six months after the director’s service on our Board ends.
     The following table summarizes information concerning outstanding and exercisable options under the 2000 Plan as of June 14, 2008 (number of shares in thousands):

	Options Outstanding		Options Exercisable
	Number of	Weighted	Number of	Weighted
Range of Exercise	Options	Average	Options	Average
Prices	Outstanding	Exercise Price	Exercisable	Exercise Price

$17.35 – 17.95	3.4		3.4
24.55 – 35.36	26.0		19.0

	29.4	$27.39	22.4	$27.32

     Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)) and restricted stock units.
     Performance units were granted during 2005, 2006, 2007 and 2008 under the 2000 Plan pursuant to our LTIP. These units vest at the end of a three-year performance period. The 2005 plan provided for payout in shares of our common stock or cash, or a combination of both, at the election of the participant, and therefore was accounted for as a liability award in accordance with SFAS 123(R). All units under the 2005 plan were settled in shares of common stock during the second quarter 2008. The payout for units granted in 2005 was determined by comparing our growth in “Consolidated EBITDA” (defined as net income, adjusted by (i) adding thereto interest expense, provision for income taxes, depreciation and amortization expense, and other non-cash charges that were deducted in computing net income for the period; (ii) excluding the amount of any extraordinary gains or losses and gains or losses from sales of assets other than inventory in the ordinary course of business; and (iii) subtracting cash payments made during the period with respect to non-cash charges incurred in a previous period) and return on net assets (defined as net income divided by the sum of net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by us.
     In February 2008, the Compensation and Management Development Committee (the “Committee”) of the Board of Directors amended the 2006 and 2007 LTIP plans to take into account the Company’s decision in the fall of 2007 to invest strategic capital in support of its strategic plan. To ensure the interests of management and shareholders remained aligned after the decision to invest strategic capital, the Committee decided in February 2008 to revise the 2006 and 2007 LTIP plans by, among other things, adding a definition for Strategic Project and amending the definitions of Net Assets, RONA and Free Cash Flow. The 2006 and 2007 LTIP Plans were amended as follows:
•	2006 LTIP Plan: The Committee amended the definition of RONA in the 2006 LTIP as follows: “RONA” means the weighted average of the return on Net Assets for the fiscal years during a Measurement Period. This is the quotient of (i) the sum of net income for each fiscal year (or portion thereof) during the Measurement Period divided by (ii) the sum of Average Net Assets for each fiscal year (or portion thereof) during the measurement period. Each of the measures in (i) and (ii) shall be as reported by the entity for the applicable fiscal periods in periodic reports filed with the Securities and Exchange Commission (“SEC”) under the Exchange Act. Net Income will be adjusted by (x) subtracting projected Strategic Project Consolidated EBITDA, offset by the associated interest, depreciation and income taxes. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, the adjustment for (x) above will only be made through July 1 of that year. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (x) above will be made through the first anniversary date of the Strategic Project being placed in service. Weighting of the return on Net Assets for the fiscal years during the Measurement Period shall be based upon the Average Net Assets for each fiscal year.

•	2007 LTIP Plan: The Committee amended the definition of “net assets” consistent with the change to the 2006 LTIP Plan to allow for the impact on net assets resulting from the Company’s decision to expend strategic capital. Net Assets is defined in the amended Plan as: “Net Assets” means total assets minus current liabilities, excluding current maturities of long-term debt and capitalized lease obligations and further adjusted by (x) subtracting the additions of Strategic Project PP&E and Strategic Project Working Capital. “Strategic Project” means projects of the following type that have been approved by the Committee: (i) all Strategic Projects identified in the Company’s Five-Year Plan dated 10/29/07; (ii) new retail store additions; (iii) conversions of current retail stores to a new format; (iv) conversion of current wholesale distribution centers; (v) new wholesale distribution centers or additions thereto; (vi) conversion of current distribution network systems; (vii) conversion of current wholesale or retail pricing and billing systems; (viii) conversion of current wholesale or retail merchandising systems; (ix) conversion of vendor income management systems. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, then the adjustment for (x) above will not be made. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (x) above will be made during that fiscal year only. Net Assets will be further adjusted upward by the amount of any impairment of goodwill that the Company records beginning with the affected year during the Measurement Period. In addition, the Committee amended the definition of “Free Cash Flow” to provide as follows: “Free Cash Flow” means cash provided by operating activities minus additions of property, plant and equipment (“PP&E); and (i) adding back the additions of Strategic Project PP&E; (ii) adding back Strategic Project Working Capital; and (iii) subtracting projected Strategic Project Consolidated EBITDA, offset by the associated cash interest and income taxes. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, the adjustment for (iii) above will only be made through July 1 of that year. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (iii) above will be made through the first anniversary date of the Strategic Project being placed in service.
     The Committee made the following additional amendments to those plans at its February 2008 meeting; (1) removing the plan participant’s option to receive payout of the award in cash; instead requiring that all awards be paid in stock; and (2) automatically deferring settlement of stock payouts to senior vice presidents, executive vice presidents and the CEO until 30 days following termination of their employment or until six months after termination of their employment if they are determined to be “specified employees” under 409A(a)(2)(B)(i) of the Internal Revenue Code of 1986. The above modifications resulted in replacement of the previously outstanding liability awards with equity awards as defined by SFAS 123(R). Therefore, the total expense recognized over the remaining service (vesting) period of the awards will equal the grant date fair value times number of shares that ultimately vest. The Company estimates expected forfeitures in determining the compensation expense recorded each period.
     In the first quarter 2008, units were granted pursuant to our 2008 LTIP. Depending on our ranking on compound annual growth rate for Consolidated EBITDA among the companies in the peer group and our free cash flow return on net assets performance against targets established by the Committee for the 2008 awards, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.
     The following table summarizes activity in our share-based compensation plans during the year-to-date period ended June 14, 2008:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock Awards/	Restriction/
(In thousands, except per share	Stock Option	Option Price	Performance	Vesting Period
amounts)	Shares	Per Share	Units	(Years)

Outstanding at December 29, 2007	35.1	$25.85	907.0	1.9
Granted	—		363.0
Exercised/restrictions lapsed *	(5.5)		(46.0)
Forfeited/cancelled	(0.2)		(233.0)

Outstanding at June 14, 2008	29.4	$27.39	991.0	1.8

Exercisable/unrestricted at December 29, 2007	28.1	$25.40	168.3

Exercisable/unrestricted at June 14, 2008	22.4	$27.32	113.0

*	The “exercised/restrictions lapsed” amount above under Restricted Stock Awards/Performance Units excludes 81,739 restricted stock units held by Alec Covington and 12,866 restricted stock units held by Robert Dimond that vested during year-to-date 2008, respectively. Mr. Covington and Mr. Dimond elected to defer the shares until after their employment with the Company ends.
     The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $37.17 during the 24 weeks ended June 14, 2008 versus $30.03 during the comparable period ended June 16, 2007.
Note 5 — Other Comprehensive Income
     Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     During the quarter and year-to-date periods ended June 16, 2007 all interest rate swap agreements were designated as cash flow hedges and were reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income.

During the first quarter 2008 our only outstanding commodity swap agreement, which expired February 29, 2008, did not qualify for hedge accounting in accordance with SFAS No. 133, and the corresponding change in fair value of the commodity swap agreement was recognized in earnings. The components of comprehensive income are as follows:

	12 Weeks		Year-to-date
	Ended		Ended
	June 14,	June 16,	June 14,	June 16,
(In thousands)	2008	2007	2008	2007

Net Earnings	$10,108	9,607	21,385	14,895
Change in fair value of derivatives, net of tax	—	(80)	—	(200)

Comprehensive income	$10,108	9,527	21,385	14,695

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
Note 6 — Long-term Debt and Bank Credit Facilities
     Total debt outstanding was comprised of the following:

	June 14,	December
(In thousands)	2008	29, 2007

Senior secured credit facility:
Revolving credit	$—	6,300
Term Loan B	—	118,700
Asset-backed credit facility:
Revolving credit	142,900	—
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	3,170	3,345
Notes payable and mortgage notes, 7.95% due in various installments through 2013	520	559

Total debt	296,677	278,991
Less current maturities	(561)	(548)

Long-term debt	$296,116	278,443

Asset-backed Credit Facility
     On April 11, 2008, we entered into our new credit facility which is an asset-backed loan consisting of a $300.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $150.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00%, but the LIBOR interest rate margin will become adjustable after October 4, 2008. Once the margin becomes adjustable, it can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. At June 14, 2008, $141.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $15.9 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
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
     The credit agreement contains standard covenants requiring the Company and its subsidiaries, among other things, to maintain collateral, comply with applicable laws, keep proper books and records, preserve the corporate existence, maintain insurance, and pay taxes in a timely manner. Events of default under the credit agreement are usual and customary for transactions of this type including, among other things: (a) any failure to pay principal there under when due or to pay interest or fees on the due date; (b) material misrepresentations; (c) default under other agreements governing material indebtedness of the Company; (d) default in the performance or observation of any covenants; (e) any event of insolvency or bankruptcy; (f) any final judgments or orders to pay more than $15.0 million that remain unsecured or unpaid; (g) change of control, as defined in the credit agreement; and (h) any failure of a collateral document, after delivery thereof, to create a valid mortgage or first-priority lien.
Senior Subordinated Convertible Debt
     To finance a portion of the acquisition of distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our asset-backed credit facility. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information regarding the notes.
Note 7 — Guarantees
     We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($9.6 million as of June 14, 2008 as compared to $7.6 million as of June 16, 2007), which would be due in accordance with the underlying agreements.
     We entered into a new lease guarantee in the second quarter 2008 with a food distribution customer. The maximum undiscounted payments we would be required to make in the event of default under the guarantee is $2.8 million, which is included in the $9.6 million total referenced above. The maximum amount of the guarantee is reduced monthly during the approximate ten-year term of the agreement, and is secured by a certain business assets and a personal guarantee from the affiliated customer. We believe the customer will be able to perform under the lease agreement and that no payments will be required and no loss will be incurred under the guarantee.
     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $10.1 million as of June 14, 2008 as compared to $12.3 million as of June 16, 2007.
Note 8 — Income Taxes
     For the second quarter 2008 and 2007, our tax expense was $4.8 million and $7.7 million, respectively. For year-to-date 2008 and 2007, our tax expense was $10.9 million and $11.9 million, respectively.
     The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. During the second quarter 2008 the Company filed claims with and received funds from various tax authorities. Accordingly, the Company reported the effect of these discrete events in the second quarter 2008 as a decrease in tax expense of $1.2 million. The discrete events were reported as a reduction in tax expense and reduced the effective rate for the second quarter 2008 to 32.4%. The year-to-date 2008 effective rate was 33.8%. The effective rate for the second quarter and year-to-date 2007 was 44.5% and 44.4%, respectively.
     During the next 12 months, the Company expects various state and local statutes of limitation to expire. However, we do not expect our unrecognized tax benefits to change significantly over the next 12 months.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2003 and prior.
Note 9 — Pension and Other Postretirement Benefits
     The following tables present the components of our pension and postretirement net periodic benefit cost:
12 Weeks Ended June 14, 2008 and June 16, 2007

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007

Interest cost	$520	585	11	14
Expected return on plan assets	(556)	(576)	—	—
Amortization of prior service cost	(1)	(4)	(149)	(161)
Recognized actuarial loss (gain)	124	59	(1)	(2)

Net periodic benefit cost	$87	64	(139)	(149)

24 Weeks Ended June 14, 2008 and June 16, 2007

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007

Interest cost	$1,039	1,170	22	28
Expected return on plan assets	(1,112)	(1,154)	—	—
Amortization of prior service cost	(1)	(7)	(298)	(322)
Recognized actuarial loss (gain)	249	118	(1)	(4)

Net periodic benefit cost	$175	127	(277)	(298)

     Weighted-average assumptions used to determine net periodic benefit cost for the first two quarters of 2008 and first two quarters of 2007 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
     Total contributions to our pension plan in 2008 are expected to be $1.2 million.

Note 10— Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter		Year-to-Date
	Ended		Ended
	June 14,	June 16,	June 14,	June 16,
(In thousands, except per share amounts)	2008	2007	2008	2007

Net earnings	$10,108	9,607	21,385	14,895

Net earnings per share-basic:
Weighted-average shares outstanding	12,847	13,492	12,927	13,465

Net earnings per share-basic	$0.79	0.71	1.65	1.11

Net earnings per share-diluted:
Weighted-average shares outstanding	12,847	13,492	12,927	13,465
Dilutive impact of options	3	9	4	5
Shares contingently issuable	218	129	253	93

Weighted-average shares and potential dilutive shares outstanding	13,068	13,630	13,184	13,563

Net earnings per share-diluted	$0.77	0.70	1.62	1.10

Anti-dilutive options excluded from calculation (weighted-average amount for period)	5	71	—	71
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
     Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan were settled in shares of common stock during the second quarter 2008. Other performance and restricted stock units granted during 2006, 2007 and 2008 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested restricted units are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the second quarter 2008, approximately 91,000 shares related to the LTIP and 127,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS. For the year-to-date period ended June 14, 2008, approximately 110,000 shares related to the LTIP and 143,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS.

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
     A summary of the major segments of the business is as follows:

	Second Quarter Ended
	June 14, 2008			June 16, 2007
	Sales from			Sales from	Inter-
	external	Inter-	Segment	external	segment	Segment
(In thousands)	customers	segment sales	profit	customers	sales	profit

Food distribution	$600,081	70,975	22,885	633,065	70,234	21,343
Military	304,612	—	11,091	290,459	—	10,170
Retail	137,695	—	4,774	140,450	—	6,818
Eliminations	—	(70,975)	—	—	(70,234)	—

Total	$1,042,388	—	38,750	1,063,974	—	38,331

	Year-to-Date Ended
	June 14, 2008			June 16, 2007
	Sales from			Sales from	Inter-
	external	Inter-	Segment	external	segment	Segment
(In thousands)	customers	segment sales	profit	customers	sales	profit

Food distribution	$1,194,235	137,350	45,825	1,247,852	137,153	39,523
Military	601,935	—	21,853	572,265	—	19,642
Retail	268,128	—	9,317	276,100	—	11,639
Eliminations	—	(137,350)	—	—	(137,153)	—

Total	$2,064,298	—	76,995	2,096,217	—	70,804

Reconciliation to Consolidated Statements of Income:

	Second Quarter		Year-To-Date
	Ended		Ended
	June 14,	June 16,	June 14,	June 16,
(In thousands)	2008	2007	2008	2007

Total segment profit	$38,750	38,331	76,995	70,804
Unallocated amounts:
Adjustment of inventory to LIFO	(2,397)	(807)	(3,531)	(1,615)
Special charges	—	1,282	—	1,282
Unallocated corporate overhead	(21,407)	(21,502)	(41,154)	(43,682)

Earnings before income taxes	$14,946	17,304	32,310	26,789

Note 12 — Share Repurchase Program
     On November 13, 2007, we announced that our Board of Directors had authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock. The program took effect on November 19, 2007 and will continue until the earlier of (1) the close of trading on January 3, 2009 or (2) the date that the aggregate purchases under the repurchase program reaches 1,000,000 shares of our common stock. During the second quarter 2008, we repurchased 71,574 shares at an average price per share of $32.57 and for year-to-date 2008 we have repurchased 429,082 shares at an average price per share of $33.44. Since the program took effect, we repurchased a total of 842,038 shares at an average price per share of $34.83. The average prices per share referenced above include commissions. As of June 14, 2008, there were 157,962 shares remaining on the Board-approved share repurchase authorization.
Note 13 — New Accounting Standard
      In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (FSP APB 14-1), which will impact the accounting associated with our existing $150.1 million senior convertible notes. When adopted FSP APB 14-1 will require us to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it will require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. It is expected that the cumulative effect upon adoption would be to record approximately $16.8 million in pretax non-cash interest expense for prior periods and $4.0 million to $6.0 million in additional pretax non-cash interest expense annually. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.
Note 14 — Legal Proceedings
Shareholder Litigation
     On March 11, 2008, the Company entered into a Stipulation of Settlement (the “Settlement Agreement”) with respect to a putative securities fraud class action filed against the Company and certain of its now former executive officers (together with the Company, the “Defendants”). The Settlement Agreement was filed in the United States District Court for the District of Minnesota (the “Court”) on March 11, 2008.
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
     The Settlement Agreement provides for Court certification of a settlement class, a full release of all claims in the Complaint by the lead plaintiff and the settlement class and a dismissal with prejudice of all claims in the Complaint, in consideration for payment of $6.8 million into a settlement fund. Such payment has been funded in full by the Company’s insurance coverage.
     On April 15, 2008, the Court preliminarily approved the settlement and directed notice to the settlement class of the proposed settlement. The Court approved the settlement on July 14, 2008 and entered an order certifying the settlement and dismissed the claims in the lawsuit with prejudice. The settlement fund, less various costs of administration and plaintiffs’ costs and attorneys’ fees, will be distributed to the settlement class members that have filed a valid and approved claim.
Senior Subordinated Convertible Notes Litigation
     On September 10, 2007, the Company received a purported notice of default from certain hedge funds which are beneficial owners purporting to hold at least 25% of the aggregate principal amount of the Senior Subordinated Convertible Notes due 2035 (the “Notes”). The hedge funds alleged in the notice that the Company was in breach of Section 4.08(a)(5) of the Indenture governing the Notes (the “Indenture”) which provides for an adjustment of the conversion rate in the event of an increase in the amount of certain cash dividends to holders of the Company’s common stock.
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
     The Court granted our request for a temporary restraining order, thus preventing the hedge funds from declaring a default while the litigation was pending. The temporary restraining order also tolled the 30 day cure period during which we could cure the alleged default should the Court determine a default had occurred. The temporary restraining order would remain in effect until 10 days after the Court reached a decision on the underlying dispute.
     On May 30, 2008, the Hennepin County District Court issued an order holding that the Company properly adjusted the conversion rate on the Notes after the Company increased the amount of dividends it paid to its shareholders. The Court ordered the Trustee of the Notes to execute the Supplemental Indenture which cured any ambiguity regarding the calculation of the conversion rate adjustments following the Company’s increase in quarterly dividends. The Court also dissolved the Temporary Restraining Order, finding that the execution of the Supplemental Indenture obviated any default noticed by the investors.
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
     On or about March 25, 2008, Roundy’s filed a motion for judgment on the pleadings with respect to some, but not all, of the claims, asserted in our counterclaim. On May 27, 2008, we filed an amended counterclaim which rendered Roundy’s motion moot. The amended counterclaim asserts claims against Roundy’s for, among other things, breach of contract, fraud, and breach of the duty of good faith and fair dealing. Our counterclaim demands damages from Roundy’s in excess of $18.0 million. We intend to vigorously defend against Roundy’s complaint and to vigorously prosecute our claims against it.
     Due to uncertainties in the litigation process, the Company is unable to with certainty estimate the financial impact or outcome of this lawsuit.
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
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relate to trends and events that may affect our future financial position and operating results. Any statement contained in this report that is not statements of historical fact may be deemed forward-looking statements. For example, words such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe,” “intend, “ “potential” or “plan,” or comparable terminology, are intended to identify forward-looking statements. Such statements are based upon current expectations, estimates and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause or contribute to material differences include, but are not limited to the following:
•	the effect of competition on our distribution, military and retail businesses;
•	general sensitivity to economic conditions, including volatility in energy prices, food commodities and changes in market interest rates;
•	our ability to identify and execute plans to expand our food distribution, military and retail operations;
•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;
•	our ability to identify and execute plans to improve the competitive position of our retail operations;
•	the success or failure of strategic plans, new business ventures or initiatives;

•	changes in consumer buying and spending patterns;
•	risks entailed by future acquisitions, including the ability to successfully integrate acquired operations and retain the customers of those operations;
•	changes in credit risk from financial accommodations extended to new or existing customers;
•	significant changes in the nature of vendor promotional programs and the allocation of funds among the programs;
•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;
•	legal, governmental, legislative or administrative proceedings, disputes, or actions that result in adverse outcomes, such as adverse determinations or developments with respect to the litigation or Securities and Exchange Commission (“SEC”) inquiry discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007;
•	technology failures that may have a material adverse effect on our business;

•	severe weather and natural disasters that may impact our supply chain;

•	changes in health care, pension and wage costs and labor relations issues;
•	threats or potential threats to security or food safety; and
•	unanticipated problems with product procurement.
     A more detailed discussion of many of these factors, as well as other factors, that could affect Nash-Finch Company and our subsidiaries’ (“Nash Finch” or “the Company”) results is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. You should carefully consider each of these factors and all of the other information in this report. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

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
     In November 2006, we announced the launch of a new strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company, the new strategy focuses activities on specific retail formats, businesses and support services designed to delight consumers. The strategic plan encompasses several important elements:
•	Emphasis on a suite of retail formats designed to appeal to the needs of today’s consumers including an initial focus on everyday value, Hispanic and extreme value formats, as well as military commissaries and exchanges;

•	Strong, passionate businesses in key areas including perishables, health and wellness, center store, pharmacy and military supply, driven by the needs of each format;

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Retail support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, store brands, market research, retail store support, retail pricing and license agreement opportunities;

•	Store brand management dedicated to leveraging the strength of the Our Family brand as a regional brand through exceptional product development coupled with pricing and marketing support; and

•	Integrated shared services company-wide, including IT support and infrastructure, accounting, finance, human resources and legal.
     In addition to the strategic initiatives already in progress, our 2008 initiatives consist of the following:
•	Invest in our retail formats, logistics capabilities and center store systems;

•	Pursue acquisitions that support our strategic plan; and

•	Continue share repurchase program.
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
     Our retail segment operated 60 corporate-owned stores primarily in the Upper Midwest as of June 14, 2008. On April 1, 2008, we completed the acquisition of two stores located in Rapid City, SD and Scottsbluff, NE. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold three retail stores in 2007 and one store in 2008. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations
Sales
     The following tables summarize our sales activity for the 12 weeks ended June 14, 2008 (second quarter 2008) compared to the 12 weeks ended June 16, 2007 (second quarter 2007) and the 24 weeks ended June 14, 2008 (year-to-date 2008) compared to the 24 weeks ended June 16, 2007 (year-to-date 2007):

	Second quarter 2008		Second quarter 2007		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food distribution	$600,081	57.6%	633,065	59.5%	(32,984)	(5.2%)
Military	304,612	29.2%	290,459	27.3%	14,153	4.9%
Retail	137,695	13.2%	140,450	13.2%	(2,755)	(2.0%)

Total Sales	$1,042,388	100.0%	1,063,974	100.0%	(21,586)	(2.0%)

	Year-to-date 2008		Year-to-date 2007		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food distribution	$1,194,235	57.8%	1,247,852	59.5%	(53,617)	(4.3%)
Military	601,935	29.2%	572,265	27.3%	29,670	5.2%
Retail	268,128	13.0%	276,100	13.2%	(7,972)	(2.9%)

Total Sales	$2,064,298	100.0%	2,096,217	100.0%	(31,919)	(1.5%)

     The decrease in food distribution sales is attributable to the loss of a significant customer which accounted for $34.3 and $70.5 million of additional sales in the second quarter 2007 and year-to-date periods, respectively, versus the comparable 2008 periods. However, excluding the impact of this customer, food distribution sales increased 0.2% and 1.4% in the second quarter 2008 and year-to-date periods, respectively, compared to the 2007 comparable periods, due primarily to new account gains and increased comparable sales. The Easter holiday’s occurrence in the first quarter 2008 versus the second quarter 2007 created an unfavorable variance in the second quarter 2008 sales of $6.4 million, or 1.1% of sales compared to last year.
     Military segment sales increased 4.9% during the second quarter 2008 and 5.2% year-to-date 2008 versus the comparable 2007 periods. The year-to-date 2008 sales increase is attributable to increased volume of 1.8% and overall increases in commodity prices of 3.4%. The sales increases in the second quarter 2008 reflected 7.8% stronger sales domestically and 1.2% weaker sales overseas and the year-to-date 2008 sales increases reflected 6.5% stronger sales domestically and 2.2% stronger sales overseas. Domestic and overseas sales represented the following percentages of military segment sales:

	Second Quarter		Year-to-date
	2008	2007	2008	2007

Domestic	69.5%	67.6%	69.9%	69.1%
Overseas	30.5%	32.4%	30.1%	30.9%
     The decrease in retail sales for the second quarter 2008 and year-to-date periods is attributable to the closure of four stores since the end of the second quarter 2007, partially offset by the acquisition of two new stores in the second quarter 2008. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, decreased 3.9% and 2.2% in the second quarter 2008 and year-to-date periods, respectively, versus the comparable 2007 periods. The Easter holiday’s occurrence in the first quarter 2008 versus the second quarter 2007 created an unfavorable variance in the second quarter 2008 sales of $2.3 million, or 1.7% of sales compared to last year.

     During the second quarters of 2008 and 2007, our corporate store count changed as follows:

	Second quarter	Second quarter
	2008	2007
Number of stores at beginning of period	58	62
Acquired stores	2	—
Closed or sold stores	—	—

Number of stores at end of period	60	62

     During year-to-date 2008 and 2007, our corporate store count changed as follows:

	Year-to-date	Year-to-date
	2008	2007
Number of stores at beginning of period	59	62
Acquired stores	2	—
Closed or sold stores	(1)	—

Number of stores at end of period	60	62

Gross Profit
     Consolidated gross profit was 9.1% of sales for the second quarter 2008 versus 9.0% for the second quarter 2007. Our gross profit margin increased by 0.4% of sales in the second quarter 2008 relative to the comparable prior year period as a result of gains achieved from initiatives that focused on better management of inventories and vendor relationships. However, the second quarter 2008 gross profit margin was negatively impacted by additional LIFO charges and transportation costs of 0.2% and 0.1% of sales, respectively.
     Consolidated gross profit was 9.1% of sales for year-to-date 2008 versus 8.9% for year-to-date 2007. Our gross profit margin increased by 0.5% of sales in year-to-date 2008 relative to the comparable prior year period as a result of gains achieved from initiatives that focused on better management of inventories and vendor relationships. However, our overall gross profit margin was negatively affected by 0.1% of sales in year-to-date 2008 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2008 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have a higher gross profit margin. In addition, our year-to-date 2008 gross profit margin was negatively impacted by additional LIFO charges and transportation costs of 0.1% and 0.1% of sales, respectively.
Selling, General and Administrative Expenses
     Consolidated SG&A for the second quarter 2008 were $65.0 million, or 6.2% of sales, as compared to $65.5 million, or 6.2% of sales, for the comparable prior year period. SG&A for year-to-date 2008 were $126.2 million, or 6.1% of sales, compared to $132.0 million, or 6.3% of sales, for the comparable prior year period. The decrease in SG&A is primarily attributable to decreased bad debt reserves due to improved receivable collection and the change in circumstances related to a lease obligation that had previously been reserved.

	Year-to-Date
(In thousands)	Segment	2008	2007	Variance
Bad debt reserves	Food distribution	$(1,212)	873	(2,085)
Lease reserves	Corporate overhead	(1,995)	(63)	(1,932)

Total		$(3,207)	810	(4,017)

% of Sales		(0.2% )	0.0%	(0.2% )

Special Charges
     In the second quarter 2007, we reversed $1.6 million of previously established lease reserves for one location after subleasing the property earlier than anticipated. We also recorded an additional $0.3 million in charges due to revised lease commitment estimates for another property in the second quarter 2007. There were no special charges recognized during the second quarter and year-to-date 2008 periods.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $8.7 million for the second quarter 2008 compared to $8.9 million for the comparable prior year period. Depreciation and amortization expense was $17.7 million for year-to-date 2008 compared to $18.0 million for the comparable prior year period.
Interest Expense
     Interest expense was $5.7 million for both the second quarter 2008 and 2007. Interest expense for the second quarter 2008 included the write-off of deferred financing costs of $1.0 million associated with the refinancing of our senior secured bank credit facility. Average borrowing levels decreased to $359.3 million during the second quarter 2008 from $360.9 million during the second quarter 2007. The effective interest rate was 6.2% for the second quarter 2008 compared to 6.1% for the second quarter 2007. However, excluding the impact of the write-off of deferred financing costs, the effective interest rate was 5.2% for the second quarter 2008.
     Interest expense decreased to $10.7 million for year-to-date 2008 from $11.3 million in the same period of 2007. Average borrowing levels decreased to $347.0 million during the year-to-date 2008 from $361.3 million during year-to-date 2007. The effective interest rate was 6.0% for year-to-date 2008 as compared to 6.2% for year-to-date 2007. However, excluding the impact of the write-off of deferred financing costs in the second quarter 2008, the effective interest rate was 5.4% for year-to-date 2008.
Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 32.4% and 44.5% for the second quarter 2008 and second quarter 2007, respectively. Year-to-date periods of 2008 and 2007 the effective tax rates were 33.8% and 44.4% respectively.
     During the second quarter 2008, we filed claims with and received refunds from various tax authorities. Accordingly we reported the effect of these discrete events in the second quarter 2008. The lower effective tax rate for the quarter is the result of the decrease in tax expense related to these discrete events. The effective rate for the second quarter 2008 differed from statutory rates due to anticipated pre-tax income relative to certain nondeductible expenses. We estimate the full year effective tax rate will be approximately 37.6%. The estimated effective tax rate excludes potential discrete items arising during the remainder of the year, such as adjustments to tax reserves or unrecognized tax benefits.
Net Earnings
     Net earnings in second quarter 2008 were $10.1 million, or $0.77 per diluted share, as compared to $9.6 million, or $0.70 per diluted share, in the second quarter 2007. Net earnings year-to-date 2008 were $21.4 million, or $1.62 per diluted share, opposed to net earnings of $14.9 million, or $1.10 per diluted share, for the same period of the previous year.

Liquidity and Capital Resources
The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Year-to-date Ended
			Increase/
(In thousands)	June 14, 2008	June 16, 2007	(Decrease)

Net cash provided by operating activities	22,911	40,067	(17,156)
Net cash used in investing activities	(21,163)	(3,344)	(17,819)
Net cash used by financing activities	(1,747)	(36,347)	34,600

Net increase in cash and cash equivalents	1	376	(375)

     Cash flows from operating activities decreased $17.2 million in year-to-date 2008 as compared to year-to-date 2007, primarily due to increased investment in inventory and a reduction in accrued expenses. Cash provided by operating activities included the effect of an increased investment in inventory due to inflationary increases of approximately $27.4 million in year-to-date 2008 compared to $19.5 million in the comparable prior year period. In addition, accrued expenses decreased by $10.6 million in year-to-date 2008 as compared to a reduction of $1.2 million in year-to-date 2007, primarily due to increased bonus and profit sharing payments in 2008.
     Net cash used in investing activities increased by $17.8 million in year-to-date 2008 as compared to year-to-date 2007. The most significant factors for the year-over-year variance were increased customer loans of $5.1 million in year-to-date 2008 as compared to $0.4 million in the comparable prior year period and the acquisition of two new retail stores in 2008 for $6.8 million. In addition, additions to property, plant and equipment increased to $9.9 million for year-to-date 2008 compared to $5.8 million for year-to-date 2007.
     Cash used by financing activities decreased by $34.6 million in year-to-date 2008 as compared to year-to-date 2007. The decrease in year-over-year cash used by financing activities is primarily attributable to net borrowings under our bank credit facilities in the 2008 period compared to net payments on bank credit facilities in the 2007 period. Proceeds of long-term and revolving debt for year-to-date 2008 were $17.7 million as compared to payments of $25.6 million for year-to-date 2007. This impact was offset by $14.3 million used to repurchase shares of our common stock in year-to-date 2008.
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
Asset-backed Credit Facility
     On April 11, 2008, we entered into our new credit facility which is an asset-backed loan consisting of a $300.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, we may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $150.0 million.
     The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to either base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00%, but the LIBOR interest rate margin will become adjustable after October 4, 2008. Once the margin becomes adjustable, it can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

     The credit agreement contains no financial covenants unless and until (i) the continuance of an event of default under the credit agreement, or (ii) the failure of us to maintain excess availability (A) greater than 10% of the borrowing base for more than two (2) consecutive business days or (B) greater than 7.5% of the borrowing base at any time, in which event, we must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0:1.0, which ratio shall continue to be tested each month thereafter until excess availability exceeds 10% of the borrowing base for ninety (90) consecutive days.
     The credit agreement contains standard covenants requiring us, among other things, to maintain collateral, comply with applicable laws, keep proper books and records, preserve the corporate existence, maintain insurance, and pay taxes in a timely manner. Events of default under the credit agreement are usual and customary for transactions of this type including, among other things: (a) any failure to pay principal thereunder when due or to pay interest or fees on the due date; (b) material misrepresentations; (c) default under other agreements governing material indebtedness of the Company; (d) default in the performance or observation of any covenants; (e) any event of insolvency or bankruptcy; (f) any final judgments or orders to pay more than $15.0 million that remain unsecured or unpaid; (g) change of control, as defined in the credit agreement; and (h) any failure of a collateral document, after delivery thereof, to create a valid mortgage or first-priority lien.
     Our asset-backed credit facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.
Senior Subordinated Convertible Debt
     We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our asset-backed credit facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information.
Consolidated EBITDA (Non-GAAP Measurement)
     The following is a reconciliation of EBITDA and Consolidated EBITDA to net income for the trailing four quarters ended June 14, 2008 and June 16, 2007 (amounts in thousands):

	2007	2007	2008	2008	Trailing
Trailing four quarters ended June 14, 2008:	Qtr 3	Qtr 4	Qtr 1	Qtr 2	4 Qtrs

Net income	$15,405	8,480	11,277	10,108	45,270
Income tax expense	2,832	4,016	6,087	4,838	17,773
Interest expense	6,948	5,367	5,034	5,651	23,000
Depreciation and amortization	11,902	8,997	9,032	8,703	38,634

EBITDA	37,087	26,860	31,430	29,300	124,677
LIFO charge	1,077	2,399	1,134	2,397	7,007
Lease reserves	614	—	(2,094)	99	(1,381)
Asset impairments	640	87	395	401	1,523
Losses (gains) on sale of real estate	—	(1,720)	—	—	(1,720)
Share-based compensation	1,632	3,614	1,943	2,022	9,211
Subsequent cash payments on non-cash charges	(918)	(1,011)	(2,184)	(612)	(4,725)

Total Consolidated EBITDA	$40,132	30,229	30,624	33,607	134,592

	2006	2006	2007	2007	Trailing
Trailing four quarters ended June 16, 2007:	Qtr 3	Qtr 4	Qtr 1	Qtr 2	4 Qtrs

Net income	$(4,617)	(26,368)	5,288	9,607	(16,090)
Income tax expense (benefit)	(1,670)	1,275	4,197	7,697	11,499
Interest expense	7,906	6,551	5,595	5,671	25,723
Depreciation and amortization	12,685	9,447	9,082	8,901	40,115

EBITDA	14,304	(9,095)	24,162	31,876	61,247
LIFO charge	1,590	117	808	807	3,322
Lease reserves	4,455	2,675	(888)	825	7,067
Goodwill impairment	—	26,419	—	—	26,419
Asset impairments	2,522	4,127	866	275	7,790
Losses (gains) on sale of real estate	25	37	—	(147)	(85)
Share-based compensation	233	486	956	1,584	3,259
Subsequent cash payments on non-cash charges	(1,862)	(686)	(700)	(663)	(3,911)
Earnings from discontinued operations, net of tax	—	(160)	—	—	(160)
Special charges	6,253	—	—	(1,282)	4,971

Total Consolidated EBITDA	$27,520	23,920	25,204	33,275	109,919

     EBITDA and Consolidated EBITDA are measures used by management to measure operating performance. EBITDA is defined as net income before interest, taxes, depreciation, and amortization. Consolidated EBITDA excludes certain non-cash charges and other items that management does not utilize in assessing operating performance and is a metric used to determine payout of performance units pursuant to our Short-Term and Long-Term Incentive Plans. The above table reconciles net income to EBITDA and Consolidated EBITDA. Not all companies utilize identical calculations; therefore, the presentation of EBITDA and Consolidated EBITDA may not be comparable to other identically titled measures of other companies. Neither EBITDA or Consolidated EBITDA are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure. In addition, EBITDA and Consolidated EBITDA are not intended to be measures of free cash flow for management’s discretionary use since they do not consider certain cash requirements, such as interest payments, tax payments and capital expenditures.
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
     We use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense. Pre-tax gains of $0.2 million and $0.5 million were recorded as a reduction to cost of sales during the second quarter 2007 and year-to-date 2007, respectively. Our remaining commodity swap agreement expired during the first quarter 2008 and was settled for fair market value.
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

Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 29, 2007, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 24 weeks ended June 14, 2008 with the exception of the following:
Goodwill
     We maintain three reporting units for purposes of our Goodwill impairment testing, which are the same as our reporting segments disclosed in Part I, Item 1 in this report under Note (11) — “Segment Reporting”. Goodwill for each of our reporting units is tested for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” annually and/or when factors indicating impairment are present. Fair value is determined primarily based on valuation studies performed by us, which utilize a discounted cash flow methodology, where the discount rate reflects the weighted average cost of capital. Valuation analysis requires significant judgments and estimates to be made by management. Our estimates could be materially impacted by factors such as competitive forces, customer behaviors, changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on financial condition and operating results potentially resulting in impairment of the goodwill. We have either met or exceeded assumptions used in prior year’s goodwill impairment models. None of the reporting units are more susceptible to economic conditions than others. The cash flow model used to determine fair value is most sensitive to the discount rate and the EBITDA margin rate applicable for each reporting segment as a percent of sales assumptions in the model. For example, we performed a sensitivity analysis on both of these factors and determined that the discount rate used could increase by a factor of 25.0% or EBITDA margin rate used could decrease by 1.0% from the EBITDA margin rate utilized and the goodwill of our reporting segments would not be impaired.
Recently Adopted and Proposed Accounting Standards
     In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (FSP APB 14-1), which will impact the accounting associated with our existing $150.1 million senior convertible notes. When adopted FSP APB 14-1 will require us to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it will require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. It is expected that the cumulative effect upon adoption would be to record approximately $16.8 million in pretax non-cash interest expense for prior periods and $4.0 million to $6.0 million in additional pretax non-cash interest expense annually. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed on a recurring basis has been delayed to fiscal years beginning after November 15, 2008. Effective January 1, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis. The adoption of the effective portion of SFAS 157 had no impact on our financial statements as we do not have any financial assets or liabilities required to be recognized or disclosed on a recurring basis.
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
ITEM 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
     There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Shareholder Litigation
     On March 11, 2008, we entered into a Stipulation of Settlement (the “Settlement Agreement”) with respect to a putative securities fraud class action filed against the Company and certain of its now former executive officers (together with the Company, the “Defendants”). The Settlement Agreement was filed in the United States District Court for the District of Minnesota (the “Court”) on March 11, 2008.
     The complaint in this class action (the “Complaint”) alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making misleading statements regarding, among other things, the integration of the two distribution divisions acquired from Roundy’s Supermarkets, Inc. on March 31, 2005, the performance of our retail segment and our financial projections.
     The Defendants denied, and continue to deny, in their entirety any and all allegations of fraud or any wrongdoing in the Complaint. Neither the Settlement Agreement nor any of its terms or conditions, nor the Company’s decision to settle the lawsuit, should be construed as an admission or concession of any kind of the merit or truth of any of the allegations of fraud or wrongdoing in the Complaint, or of any fault, liability or wrongdoing whatsoever on the part of any and all of the Defendants. Nonetheless, we have concluded that it is desirable to settle the lawsuit to avoid the costs, risks and uncertainty of further litigation and trial, and to avoid the distraction of protracted litigation.
     The Settlement Agreement provides for Court certification of a settlement class, a full release of all claims in the Complaint by the lead plaintiff and the settlement class and a dismissal with prejudice of all claims in the Complaint, in consideration for payment of $6.8 million into a settlement fund. Such payment has been funded in full by our insurance coverage.
     On April 15, 2008, the Court preliminarily approved the settlement and directed notice to the settlement class of the proposed settlement. The Court approved the settlement on July 14, 2008 and entered an order certifying the settlement and dismissed the claims in the lawsuit with prejudice. The settlement fund, less various costs of administration and plaintiffs’ costs and attorneys’ fees, will be distributed to the settlement class members that have filed a valid and approved claim.

Senior Subordinated Convertible Notes Litigation
     On September 10, 2007, we received a purported notice of default from certain hedge funds which are beneficial owners purporting to hold at least 25% of the aggregate principal amount of the Senior Subordinated Convertible Notes due 2035 (the “Notes”). The hedge funds alleged in the notice that we were in breach of Section 4.08(a)(5) of the Indenture governing the Notes (the “Indenture”) which provides for an adjustment of the conversion rate in the event of an increase in the amount of certain cash dividends to holders of our common stock.
     We believe that we made all required adjustments to the conversion rate on the Notes after we increased the quarterly dividends paid to shareholders from $0.135 to $0.18 per share. However, to avoid any uncertainty, we asked the Trustee to execute a Supplemental Indenture clarifying our obligations with respect to increases in quarterly dividends. The Indenture Trustee filed an action in the Hennepin County District Court, in Minneapolis, Minnesota asking the Court to determine whether it should execute the Supplemental Indenture. In coordination with the Trustee, we filed a petition asking the Court to determine that we properly adjusted the conversion rate on the Notes after we increased the amount of the dividends we paid to shareholders.
     The Court granted our request for a temporary restraining order, thus preventing the hedge funds from declaring a default while the litigation was pending. The temporary restraining order also tolled the 30 day cure period during which we could cure the alleged default should the Court determine a default had occurred. The temporary restraining order would remain in effect until 10 days after the Court reached a decision on the underlying dispute.
     On May 30, 2008, the Hennepin County District Court issued an order holding that we properly adjusted the conversion rate on the Notes after we increased the amount of dividends we paid to our shareholders. The Court ordered the Trustee of the Notes to execute the Supplemental Indenture which cured any ambiguity regarding the calculation of the conversion rate adjustments following our increase in quarterly dividends. The Court also dissolved the Temporary Restraining Order, finding that the execution of the Supplemental Indenture obviated any default noticed by the investors.
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
     On or about March 25, 2008, Roundy’s filed a motion for judgment on the pleadings with respect to some, but not all, of the claims, asserted in our counterclaim. On May 27, 2008, we filed an amended counterclaim which rendered Roundy’s motion moot. The amended counterclaim asserts claims against Roundy’s for, among other things, breach of contract, fraud, and breach of the duty of good faith and fair dealing. Our counterclaim demands damages from Roundy’s in excess of $18.0 million. We intend to vigorously defend against Roundy’s complaint and to vigorously prosecute our claims against it.
     Due to uncertainties in the litigation process, we are unable to with certainty estimate the financial impact or outcome of this lawsuit.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about shares of common stock the Company acquired during the second quarter 2008:
Issuer Purchases of Equity Securities

			(c) Total number	(d) Maximum
			of shares	number of
	(a) Total		purchased as	shares that may
	number of	(b) Average	part of publicly	yet be purchased
	shares	price paid per	announced plans	under plans or
Period	purchased (1)	share (1)	or programs (1)	programs (1)
Period 4 (March 23, 2008 to April 19, 2008)	71,574	$32.57	71,574	157,962

Total	71,574	$32.57	71,574	157,962

(1)	On November 13, 2007, the Company announced that our Board of Directors had authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock. The program took effect on November 19, 2007, and will continue until the earlier of (1) the close of trading on January 3, 2009, or (2) the date that the aggregate purchases under the repurchase program reaches 1,000,000 shares of our common stock.
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Stockholders on May 13, 2008.

(b)	Seven individuals were nominated by the Board to serve as directors for a one-year term expiring at the 2009 Annual Meeting of Stockholders. All seven members were elected, with the results of votes of stockholders as follows:

Director Nominees	Votes for	Votes Against
Robert L. Bagby	10,158,492	1,288,966
Alec C. Covington	11,427,904	19,554
Sam K. Duncan	11,308,588	138,869
Mickey P. Foret	9,923,286	1,524,172
Douglas A. Hacker	10,170,118	1,277,340
Hawthorne L. Proctor	11,425,883	21,575
William R. Voss	11,409,530	37,928

     (c) The following proposals were voted on and approved:

Proposal	Votes for	Votes against	Abstain
Approval of amendment to Restated Certificate of Incorporation to declassify the Board of Directors	11,385,221	40,210	22,027

Approval of amendment to Restated Certificate of Incorporation to set number of directors	11,408,111	26,230	13,117

Approval of amendments to 2000 Stock Incentive Plan	5,582,967	4,926,069	24,159

Ratification of Ernst & Young LLP as our independent registered public accounting firm	11,145,578	293,276	8,603
ITEM 5. Other Information
     None

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description

3.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008

4.1	First Supplemental Indenture to Senior Convertible Notes Due 2035

10.1	Nash Finch Company 2000 Stock Incentive Plan (as amended February 25, 2008)

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY Registrant
Date: July 17, 2008	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: July 17, 2008	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended June 14, 2008

Exhibit		Method of
No.	Item	Filing

3.1	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated May 16, 2008 (File No. 0-785))	Incorporated by reference

4.1	First Supplemental Indenture to Senior Convertible Notes Due 2035	Filed herewith

10.1	Nash Finch Company 2000 Stock Incentive Plan (as amended February 25, 2008)	Incorporate by reference

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith