Form 10-Q
period 2008-10-04
NASH FINCH CO
filed 2008-11-06
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 16 weeks ended October 4, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☑
As of October 28, 2008, 12,798,284 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	16 Weeks Ended		40 Weeks Ended
	October 4,	October 6,	October 4,	October 6,
	2008	2007	2008	2007
Sales	$1,436,490	1,367,116	$3,500,788	3,463,333
Cost of sales	1,314,325	1,245,731	3,191,721	3,155,145

Gross profit	122,165	121,385	309,067	308,188

Other costs and expenses:
Selling, general and administrative	89,937	84,298	216,109	216,345
Special charges	—	—	—	(1,282)
Depreciation and amortization	11,643	11,902	29,378	29,885
Interest expense	6,065	6,948	16,750	18,214

Total other costs and expenses	107,645	103,148	262,237	263,162

Earnings before income taxes	14,520	18,237	46,830	45,026

Income tax expense	5,926	2,832	16,851	14,726

Net earnings	$8,594	15,405	$29,979	30,300

Net earnings per share:
Basic	$0.67	1.14	$2.33	2.25
Diluted	$0.65	1.12	$2.28	2.22

Declared dividends per common share	$0.180	0.180	$0.540	0.540

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,839	13,524	12,893	13,490
Diluted	13,174	13,720	13,176	13,622
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 4,	December 29,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$811	862
Accounts and notes receivable, net	207,213	197,807
Inventories	311,221	246,762
Prepaid expenses and other	17,592	27,882
Deferred tax asset, net	691	4,621

Total current assets	537,528	477,934

Notes receivable, net	25,630	12,429
Property, plant and equipment:
Property, plant and equipment	604,694	617,241
Less accumulated depreciation and amortization	(411,508)	(414,704)

Net property, plant and equipment	193,186	202,537

Goodwill	218,414	215,174
Customer contracts and relationships, net	25,594	28,368
Investment in direct financing leases	3,430	4,969
Other assets	13,049	9,971

Total assets	$1,016,831	951,382

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$4,043	3,842
Accounts payable	256,140	209,402
Accrued expenses	64,856	69,113

Total current liabilities	325,039	282,357

Long-term debt	288,288	278,443
Capitalized lease obligations	25,944	29,885
Deferred tax liability, net	14,435	7,227
Other liabilities	27,816	37,854
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,646 and 13,559 shares, respectively	22,744	22,599
Additional paid-in capital	72,380	61,446
Common stock held in trust	(2,219)	(2,122)
Deferred compensation obligations	2,219	2,122
Accumulated other comprehensive income (loss)	(5,329)	(5,092)
Retained earnings	275,004	252,142
Common stock in treasury, 848 and 434 shares, respectively	(29,490)	(15,479)

Total stockholders’ equity	335,309	315,616

Total liabilities and stockholders’ equity	$1,016,831	951,382

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	40 Weeks Ended
	October 4,	October 6,
	2008	2007
Operating activities:
Net earnings	$29,979	30,300
Adjustments to reconcile net earnings to net cash provided by operating activities:
Special charge	—	(1,282)
Depreciation and amortization	29,378	29,885
Amortization of deferred financing costs	1,643	629
Amortization of rebatable loans	2,154	2,126
Increase (decrease) in provision for bad debts	(525)	894
Increase (decrease) in provision for lease reserves	(1,515)	551
Deferred income tax expense	11,138	5,299
LIFO charge	11,892	2,692
Asset impairments	1,490	1,781
Stock-based compensation	6,978	4,172
Other	(773)	100
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,031)	2,048
Inventories	(73,369)	(47,213)
Prepaid expenses	2,757	(259)
Accounts payable	37,992	32,837
Accrued expenses	(6,161)	(1,802)
Income taxes payable	7,447	7,747
Other assets and liabilities	(2,305)	(8,920)

Net cash provided by operating activities	51,169	61,585

Investing activities:
Disposal of property, plant and equipment	361	2,412
Additions to property, plant and equipment	(17,716)	(10,371)
Business acquired, net of cash	(6,566)	—
Loans to customers	(17,579)	(2,494)
Other	857	1,410

Net cash used in investing activities	(40,643)	(9,043)

Financing activities:
Proceeds (payments) of revolving debt	128,800	(41,300)
Dividends paid	(6,922)	(7,269)
Repurchase of common stock	(14,348)	—
Payments of long-term debt	(118,940)	(344)
Payments of capitalized lease obligations	(2,903)	(2,418)
Increase (decrease) in bank overdraft	6,742	(851)
Payments of deferred financing costs	(3,573)	—
Other	567	3,369

Net cash used by financing activities	(10,577)	(48,813)

Net increase in cash and cash equivalents	(51)	3,729
Cash and cash equivalents:
Beginning of year	862	958

End of period	$811	4,687

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
October 4, 2008
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
     The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at October 4, 2008 and December 29, 2007, and the results of operations and changes in cash flows for the 16 and 40 weeks ended October 4, 2008 (third quarter 2008) and October 6, 2007 (third quarter 2007). Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 – Inventories
     We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $68.3 million and $56.4 million higher at October 4, 2008 and December 29, 2007, respectively. In the third quarter 2008 we recorded LIFO charges of $8.4 million compared to $1.1 million for the third quarter 2007. Year-to-date LIFO charges recorded were $11.9 million and $2.7 million, respectively, at October 4, 2008 and October 6, 2007.
Note 3 – Goodwill
     As a result of the acquisition of two stores in the second quarter 2008, goodwill increased by $3.2 million. Changes in the net carrying amount of goodwill for year-to-date 2008 were as follows (in thousands):

	Food
	distribution	Military	Retail	Total
Goodwill as of December 29, 2007	$121,863	25,754	67,557	215,174
Acquisition of retail stores	—	—	3,240	3,240

Goodwill as of October 4, 2008	$121,863	25,754	70,797	218,414

Note 4 – Share-Based Compensation
     We account for share-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised,” which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense in our Consolidated Statements of Income of $3.0 and $7.0 million, respectively, for the 16 and 40 weeks ended October 4, 2008, versus expense of $1.6 and $4.2 million for the 16 and 40 weeks ended October 6, 2007.
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
     Awards to non-employee directors under the 2000 Plan began in 2004 and have taken the form of restricted stock units (“RSUs”) that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director in 2008 was determined by dividing $45,000 by the fair market value of a share of our common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of our common stock six months after the director’s service on our Board ends.
     The following table summarizes information concerning outstanding and exercisable options under the 2000 Plan as of October 4, 2008 (number of shares in thousands):

	Options Outstanding		Options Exercisable
	Number of	Weighted	Number of	Weighted
Range of Exercise	Options	Average	Options	Average
Prices	Outstanding	Exercise Price	Exercisable	Exercise Price

$24.55	8.0		8.0
35.36	10.0		8.0

	18.0	$30.56	16.0	$29.96

     Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)) and RSUs.

     Performance units were granted during 2005, 2006, 2007 and 2008 under the 2000 Plan pursuant to our LTIP. These units vest at the end of a three-year performance period. The 2005 plan provided for payout in shares of our common stock or cash, or a combination of both, at the election of the participant, and therefore was accounted for as a liability award in accordance with SFAS 123(R). All units under the 2005 plan were settled in shares of our common stock during the second quarter 2008. The payout for units granted in 2005 was determined by comparing our growth in “Consolidated EBITDA” (defined as net income, adjusted by (i) adding thereto interest expense, provision for income taxes, depreciation and amortization expense, and other non-cash charges that were deducted in computing net income for the period; (ii) excluding the amount of any extraordinary gains or losses and gains or losses from sales of assets other than inventory in the ordinary course of business; and (iii) subtracting cash payments made during the period with respect to non-cash charges incurred in a previous period) and return on net assets (“RONA”) (defined as net income divided by the sum of net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by us.
     In February 2008, the Compensation and Management Development Committee (the “Committee”) of the Board of Directors amended the 2006 and 2007 LTIP plans to take into account the Company’s decision in the fall of 2007 to invest strategic capital in support of its strategic plan. To ensure the interests of management and shareholders remained aligned after the decision to invest strategic capital, the Committee decided in February 2008 to revise the 2006 and 2007 LTIP plans by, among other things, adding a definition for Strategic Project and amending the definitions of Net Assets, RONA and Free Cash Flow. The 2006 and 2007 LTIP Plans were amended as follows:
•	2006 LTIP Plan: The Committee amended the definition of RONA in the 2006 LTIP as follows: “RONA” means the weighted average of the return on Net Assets for the fiscal years during a Measurement Period. This is the quotient of (i) the sum of net income for each fiscal year (or portion thereof) during the Measurement Period divided by (ii) the sum of Average Net Assets for each fiscal year (or portion thereof) during the measurement period. Each of the measures in (i) and (ii) shall be as reported by the entity for the applicable fiscal periods in periodic reports filed with the Securities and Exchange Commission (“SEC”) under the Exchange Act. Net Income will be adjusted by (x) subtracting projected Strategic Project Consolidated EBITDA, offset by the associated interest, depreciation and income taxes. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, the adjustment for (x) above will only be made through July 1 of that year. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (x) above will be made through the first anniversary date of the Strategic Project being placed in service. Weighting of the return on Net Assets for the fiscal years during the Measurement Period shall be based upon the Average Net Assets for each fiscal year.

•	2007 LTIP Plan: The Committee amended the definition of “net assets” consistent with the change to the 2006 LTIP Plan to allow for the impact on net assets resulting from the Company’s decision to expend strategic capital. Net Assets is defined in the amended Plan as: “Net Assets” means total assets minus current liabilities, excluding current maturities of long-term debt and capitalized lease obligations and further adjusted by (x) subtracting the additions of Strategic Project PP&E and Strategic Project Working Capital. “Strategic Project” means projects of the following type that have been approved by the Committee: (i) all Strategic Projects identified in the Company’s Five-Year Plan dated October 29, 2007; (ii) new retail store additions; (iii) conversions of current retail stores to a new format; (iv) conversion of current wholesale distribution centers; (v) new wholesale distribution centers or additions thereto; (vi) conversion of current distribution network systems; (vii) conversion of current wholesale or retail pricing and billing systems; (viii) conversion of current wholesale or retail merchandising systems; (ix) conversion of vendor income management systems. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, then the adjustment for (x) above will not be made. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (x) above will be made during that fiscal year only. Net Assets will be further adjusted upward by the amount of any impairment of goodwill that the Company records beginning with the affected year during the Measurement Period. In addition, the Committee amended the definition of “Free Cash Flow” to provide as follows: “Free Cash Flow” means cash provided by operating activities minus additions of property, plant and equipment (“PP&E); and (i) adding back

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
     The following table summarizes activity in our share-based compensation plans during the year-to-date period ended October 4, 2008:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock Awards/	Restriction/
	Stock Option	Option Price	Performance	Vesting Period
(In thousands, except per share amounts)	Shares	Per Share	Units	(Years)

Outstanding at December 29, 2007	35.1	$25.85	907.0	1.9
Granted	—		367.5
Exercised/restrictions lapsed *	(15.4)		(78.8)
Forfeited/cancelled	(1.7)		(276.0)

Outstanding at October 4, 2008	18.0	$30.56	919.7	1.5

Exercisable/unrestricted at December 29, 2007	28.1	$25.40	168.3

Exercisable/unrestricted at October 4, 2008	16.0	$29.96	189.4

*	The “exercised/restrictions lapsed” amount above under Restricted Stock Awards/Performance Units excludes 82,082 RSUs held by Alec Covington and 12,921 RSUs held by Robert Dimond that vested during year-to-date 2008, respectively. Mr. Covington and Mr. Dimond elected to defer the shares until after their employment with the Company ends.

     The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $37.21 during the 40 weeks ended October 4, 2008 versus $32.82 during the comparable period ended October 6, 2007.
Note 5 – Other Comprehensive Income
     Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     In the third quarter 2008 we entered into two interest rate swap agreements that became effective October 15, 2008. The interest rate swap agreements are designated as cash flow hedges of interest payments on borrowings under our asset-backed credit agreement and are reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income. The loss reported in other comprehensive income during the third quarter 2008 reflects a change in fair value of those agreements as of October 4, 2008. During the quarter and year-to-date periods ended October 6, 2007 all interest rate swap agreements were designated as cash flow hedges.
     During the first quarter 2008 our only outstanding commodity swap agreement, which expired February 29, 2008, did not qualify for hedge accounting in accordance with SFAS No. 133, and the corresponding change in fair value of the commodity swap agreement was recognized in earnings. During the quarter and year-to-date periods ended October 6, 2007 our only outstanding commodity swap agreement also did not qualify for hedge accounting and the corresponding change in fair value of the commodity swap agreement was recognized in earnings.
     The components of comprehensive income are as follows:

	16 Weeks		Year-to-date
	Ended		Ended
	October 4,	October 6,	October 4,	October 6,
(In thousands)	2008	2007	2008	2007

Net Earnings	$8,594	15,405	29,979	30,300
Change in fair value of derivatives, net of tax	(236)	(122)	(236)	(322)

Comprehensive income	$8,358	15,283	29,743	29,978

Note 6 – Long-term Debt and Bank Credit Facilities
     Total debt outstanding was comprised of the following:

	October 4,	December 29,
(In thousands)	2008	2007

Senior secured credit facility:
Revolving credit	$—	6,300
Term Loan B	—	118,700
Asset-backed credit agreement:
Revolving credit	135,100	—
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	3,170	3,345
Notes payable and mortgage notes, 7.95% due in various installments through 2013	494	559

Total debt	288,851	278,991
Less current maturities	(563)	(548)

Long-term debt	$288,288	278,443

Asset-backed Credit Agreement
     On April 11, 2008, we entered into our new credit agreement which is an asset-backed loan consisting of a $300.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $150.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00% and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. At October 4, 2008, $149.6 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $15.3 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
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
Senior Subordinated Convertible Debt
     To finance a portion of the acquisition of two distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our asset-backed credit facility. See our

Annual Report on Form 10-K for the fiscal year ended December 29, 2007 for additional information regarding the notes.
Note 7 – Guarantees
     We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($14.0 million as of October 4, 2008 as compared to $7.4 million as of October 6, 2007), which would be due in accordance with the underlying agreements.
     In the third quarter 2008 we entered into new lease guarantees with a food distribution customer. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $4.6 million, which is included in the $14.0 million total referenced above. The guarantees have a ten-year term, but upon the event of default by the customer our obligation under the guarantees is limited to two-years of rent payments up to a maximum of $4.6 million. The guarantees are secured by certain business assets of the affiliated customer. We believe the customer will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantee.
     The lease guarantees entered into during the second and third quarters of 2008 are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. An initial liability of $1.2 million was recorded at fair value in the accompanying consolidated financial statements for the lease guarantees entered into during 2008.
     We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $9.4 million as of October 4, 2008 as compared to $11.6 million as of October 6, 2007.
Note 8 – Income Taxes
     For the third quarter 2008 and 2007, our tax expense was $5.9 million and $2.8 million, respectively. For the year-to-date 2008 and 2007, our tax expense was $16.9 million and $14.7 million, respectively.
     The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. During the third quarter 2008 the Company filed claims with and received refunds from various tax authorities. Accordingly, the Company reported the effect of these discrete events in the third quarter 2008. The effect of these discrete events in the third quarter 2008 was less than $0.1 million compared to $4.9 million in the third quarter 2007. The effective tax rate for the third quarter and year to date 2008 was 40.8% and 36.0%, respectively. The effective rate for the third quarter and year-to-date 2007 was 15.5% and 32.7%, respectively.
     During the next 12 months, the Company expects various state and local statutes of limitation to expire during the year. However, we do not expect our unrecognized tax benefits to change significantly over the next 12 months.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2003 and prior.
Note 9 – Pension and Other Postretirement Benefits
     The following tables present the components of our pension and postretirement net periodic benefit cost:

16 Weeks Ended October 4, 2008 and October 6, 2007

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007

Interest cost	$693	585	14	14
Expected return on plan assets	(742)	(577)	—	—
Amortization of prior service cost	(1)	(4)	(198)	(161)
Recognized actuarial loss (gain)	166	59	(1)	(2)

Net periodic benefit cost	$116	63	(185)	(149)

40 Weeks Ended October 4, 2008 and October 6, 2007

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007

Interest cost	$1,732	1,755	36	42
Expected return on plan assets	(1,854)	(1,731)	—	—
Amortization of prior service cost	(2)	(11)	(496)	(483)
Recognized actuarial loss (gain)	415	178	(2)	(6)

Net periodic benefit cost	$291	191	(462)	(447)

     Weighted-average assumptions used to determine net periodic benefit cost for year-to-date 2008 and year-to-date 2007 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
     Total contributions to our pension plan in 2008 are expected to be $1.1 million.
Note 10 – Earnings Per Share
     The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter		Year-to-Date
	Ended		Ended
	October 4,	October 6,	October 4,	October 6,
(In thousands, except per share amounts)	2008	2007	2008	2007

Net earnings	$8,594	15,405	29,979	30,300

Net earnings per share-basic:
Weighted-average shares outstanding	12,839	13,524	12,893	13,490

Net earnings per share-basic	$0.67	1.14	2.33	2.25

Net earnings per share-diluted:
Weighted-average shares outstanding	12,839	13,524	12,893	13,490
Dilutive impact of options	3	8	4	7
Shares contingently issuable	332	188	279	125

Weighted-average shares and potential dilutive shares outstanding	13,174	13,720	13,176	13,622

Net earnings per share-diluted	$0.65	1.12	2.28	2.22

Anti-dilutive options excluded from calculation (weighted-average amount for period)	—	—	—	31
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
     Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan were settled in shares of common stock during the second quarter 2008. Other performance and RSUs granted during 2006, 2007 and 2008 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the third quarter 2008, approximately 179,000 shares related to the LTIP and 153,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS. For the year-to-date period ended October 4, 2008, approximately 133,000 shares related to the LTIP and 146,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS.
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
     A summary of the major segments of the business is as follows:

	Third Quarter Ended
	October 4, 2008			October 6, 2007
	Sales from			Sales from	Inter-
	external	Inter-segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food distribution	$839,894	94,245	30,028	810,281	91,330	28,601
Military	410,394	—	15,072	376,094	—	12,406
Retail	186,202	—	6,326	180,741	—	5,096
Eliminations	—	(94,245)	—	—	(91,330)	—

Total	$1,436,490	—	51,426	1,367,116	—	46,103

	Year-to-Date Ended
	October 4, 2008			October 6, 2007
	Sales from			Sales from	Inter-
	external	Inter-segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food distribution	$2,034,129	231,595	75,853	2,058,133	228,483	68,124
Military	1,012,329	—	36,925	948,359	—	32,048
Retail	454,330	—	15,643	456,841	—	16,735
Eliminations	—	(231,595)	—	—	(228,483)	—

Total	$3,500,788	—	128,421	3,463,333	—	116,907

Reconciliation to Consolidated Statements of Income:

	Third Quarter		Year-To-Date
	Ended		Ended
	October 4,	October 6,	October 4,	October 6,
(In thousands)	2008	2007	2008	2007

Total segment profit	$51,426	46,103	128,421	116,907
Unallocated amounts:
Adjustment of inventory to LIFO	(8,361)	(1,077)	(11,892)	(2,692)
Special charges	—	—	—	1,282
Unallocated corporate overhead	(28,545)	(26,789)	(69,699)	(70,471)

Earnings before income taxes	$14,520	18,237	46,830	45,026

Note 12 – Share Repurchase Program
     On November 13, 2007, we announced that our Board of Directors had authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock. The program took effect on November 19, 2007 and will continue until the earlier of (1) the close of trading on January 3, 2009 or (2) the date that the aggregate purchases under the repurchase program reaches 1,000,000 shares of our common stock. We did not repurchase any shares during the third quarter 2008. During year-to-date 2008 we have repurchased 429,082 shares at an average price per share of $33.44. Since the program took effect, we repurchased a total of 842,038 shares at an average price per share of $34.83. The average prices per share referenced above include commissions. As of October 4, 2008, there were 157,962 shares remaining on the Board-approved share repurchase authorization.
Note 13 – New Accounting Standard

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
Note 14 – Legal Proceedings
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
     On May 30, 2008, the Hennepin County District Court issued an order holding that the Company properly adjusted the conversion rate on the Notes after the Company increased the amount of dividends it paid to its shareholders. The Court ordered the Trustee of the Notes to execute the Supplemental Indenture which cured any ambiguity regarding the calculation of the conversion rate adjustments following the Company’s increase in quarterly dividends. The Supplemental Indenture was filed as Exhibit 4.1 to our Form 10-Q for the 12 weeks ended June 14, 2008. The Court also dissolved the Temporary Restraining Order, finding that the execution of the Supplemental Indenture obviated any default noticed by the investors.
     On July 25, 2008, a hedge fund filed a Notice of Appeal from the order issued by the Hennepin County District Court on May 30, 2008. On September 23, 2008 the Minnesota Court of Appeals dismissed the appeal.
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
     On or about March 25, 2008, Roundy’s filed a motion for judgment on the pleadings with respect to some, but not all, of the claims, asserted in our counterclaim. On May 27, 2008, we filed an amended counterclaim which rendered Roundy’s motion moot. The amended counterclaim asserts claims against Roundy’s for, among other things, breach of contract, fraud, and breach of the duty of good faith and fair dealing. Our counterclaim demands damages from Roundy’s in excess of $18.0 million. Roundy’s filed an answer to the counterclaims denying liability, and subsequently moved to dismiss our counterclaims. The Court has the motion under advisement. We intend to vigorously defend against Roundy’s complaint and to vigorously prosecute our claims against it.
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
     In November 2006, we announced the launch of a new strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company, the new strategy focuses activities on specific retail formats, businesses and support services designed to delight consumers. The strategic plan encompasses several important elements:
•	Emphasis on a suite of retail formats designed to appeal to the needs of today’s consumers including an initial focus on everyday value, Hispanic and extreme value formats, as well as military commissaries and exchanges;

•	Strong, passionate businesses in key areas including perishables, health and wellness, center store, pharmacy and military supply, driven by the needs of each format;

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Retail support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, store brands, market research, retail store support, retail pricing and license agreement opportunities;

•	Store brand management dedicated to leveraging the strength of the Our Family brand as a regional brand through exceptional product development coupled with pricing and marketing support; and

•	Integrated shared services company-wide, including IT support and infrastructure, accounting, finance, human resources and legal.
     In addition to the strategic initiatives already in progress, our 2008 initiatives consist of the following:
•	Invest in our retail formats, logistics capabilities and center store systems; and

•	Pursue acquisitions that support our strategic plan.
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
     Our retail segment operated 57 corporate-owned stores primarily in the Upper Midwest as of October 4, 2008. On April 1, 2008, we completed the acquisition of two stores located in Rapid City, SD and Scottsbluff, NE. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold three retail stores in 2007 and four stores in 2008. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations
Sales
     The following tables summarize our sales activity for the 16 weeks ended October 4, 2008 (third quarter 2008) compared to the 16 weeks ended October 6, 2007 (third quarter 2007) and the 40 weeks ended October 4, 2008 (year-to-date 2008) compared to the 40 weeks ended October 6, 2007 (year-to-date 2007):

	Third quarter 2008		Third quarter 2007		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food distribution	$839,894	58.4%	810,281	59.3%	29,613	3.7%
Military	410,394	28.6%	376,094	27.5%	34,300	9.1%
Retail	186,202	13.0%	180,741	13.2%	5,461	3.0%

Total Sales	$1,436,490	100.0%	1,367,116	100.0%	69,374	5.1%

	Year-to-date 2008		Year-to-date 2007		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food distribution	$2,034,129	58.1%	2,058,133	59.4%	(24,004)	(1.2%)
Military	1,012,329	28.9%	948,359	27.4%	63,970	6.7%
Retail	454,330	13.0%	456,841	13.2%	(2,511)	(0.5%)

Total Sales	$3,500,788	100.0%	3,463,333	100.0%	37,455	1.1%

     The increase in food distribution sales in the third quarter 2008 as compared to the prior year was primarily due to increased comparable sales and new account gains. The decrease in food distribution sales for year-to-date 2008 is attributable to the loss of a significant customer which accounted for $72.8 million of additional sales in year-to-date 2007. However, excluding the impact of this customer, food distribution sales increased 2.5% during year-to-date 2008 compared to the comparable prior year period due primarily to new account gains and increased comparable sales.
     Military segment sales increased 9.1% during the third quarter 2008 and 6.7% year-to-date 2008 versus the comparable 2007 periods. The sales increases in the third quarter 2008 reflected 7.6% stronger sales domestically and 12.8% stronger sales overseas and the year-to-date 2008 sales increases reflected 7.0% stronger sales domestically and 6.2% stronger sales overseas. Domestic and overseas sales represented the following percentages of military segment sales:

	Third Quarter		Year-to-date
	2008	2007	2008	2007

Domestic	70.0%	71.0%	70.0%	69.8%
Overseas	30.0%	29.0%	30.0%	30.2%
     Retail sales for the third quarter and year-to-date 2008 were impacted by the acquisition of two new stores in the second quarter 2008 and the closure of four stores since the end of the third quarter 2007 when compared to the comparable prior year periods. Same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, increased 0.7% and decreased 1.0% in the third quarter 2008 and year-to-date periods, respectively, versus the comparable 2007 periods.

     During the third quarters of 2008 and 2007, our corporate store count changed as follows:

	Third quarter	Third quarter
	2008	2007
Number of stores at beginning of period	60	62
Acquired stores	—	—
Closed or sold stores	(3)	(3)

Number of stores at end of period	57	59

     During year-to-date 2008 and 2007, our corporate store count changed as follows:

	Year-to-date	Year-to-date
	2008	2007
Number of stores at beginning of period	59	62
Acquired stores	2	—
Closed or sold stores	(4)	(3)

Number of stores at end of period	57	59

Gross Profit
     Consolidated gross profit was 8.5% of sales for the third quarter 2008 versus 8.9% for the third quarter 2007. The third quarter 2008 gross profit margin was negatively impacted by additional year-over-year LIFO charges of 0.5% of sales, or $7.3 million, and a sales mix shift between our business segments of 0.1% of sales. The negative impact of the sales mix shift was due to a higher percentage of 2008 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have a higher gross profit margin. However, our gross profit margin increased by 0.2% of sales in the third quarter 2008 relative to the comparable prior year period as a result of gains achieved from initiatives that focused on better management of inventories and vendor relationships.
     Consolidated gross profit was 8.8% of sales for year-to-date 2008 versus 8.9% for year-to-date 2007. Our year-to-date 2008 gross profit margin was negatively impacted by additional year-over-year LIFO charges of 0.3% of sales, or $9.2 million, and a sales mix shift between our business segments of 0.1% of sales. The negative impact of the sales mix shift was due to a higher percentage of 2008 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have a higher gross profit margin. However, our gross profit margin increased by 0.3% of sales in year-to-date 2008 relative to the comparable prior year period as a result of gains achieved from initiatives that focused on better management of inventories and vendor relationships.
Selling, General and Administrative Expenses
     Consolidated SG&A for the third quarter 2008 was $89.9 million, or 6.3% of sales, as compared to $84.3 million, or 6.2% of sales, for the comparable prior year period. SG&A for year-to-date 2008 was $216.1 million, or 6.2% of sales, compared to $216.3 million, or 6.2% of sales, for the comparable prior year period. The increase in SG&A for the third quarter 2008 of 0.1% of sales in relation to the comparable prior year period was due primarily to increased professional service fees.
Special Charges
     In the second quarter 2007, we reversed $1.6 million of previously established lease reserves for one location after subleasing the property earlier than anticipated. We also recorded an additional $0.3 million in charges due to revised lease commitment estimates for another property in the second quarter 2007. There were no special charges recognized during the third quarter and year-to-date 2008 periods.

Depreciation and Amortization Expense
     Depreciation and amortization expense was $11.6 million for the third quarter 2008 compared to $11.9 million for the comparable prior year period. Depreciation and amortization expense was $29.4 million for year-to-date 2008 compared to $29.9 million for the comparable prior year period.
Interest Expense
     Interest expense was $6.1 million for the third quarter 2008 versus $6.9 million for the comparable prior year period. Average borrowing levels were $334.7 million during the third quarter 2008 and 2007. The effective interest rate was 5.0% for the third quarter 2008 compared to 6.2% for the third quarter 2007.
     Interest expense decreased to $16.8 million for year-to-date 2008 from $18.2 million in the same period of 2007. Interest expense for year-to-date 2008 included the write-off of deferred financing costs of $1.0 million associated with the refinancing of our senior secured bank credit facility. Average borrowing levels decreased to $342.5 million during the year-to-date 2008 from $350.7 million during year-to-date 2007. The effective interest rate was 5.6% for year-to-date 2008 as compared to 6.2% for year-to-date 2007. However, excluding the impact of the write-off of deferred financing costs in the second quarter 2008, the effective interest rate was 5.2% for year-to-date 2008.
Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 40.8% and 15.5% for the third quarter 2008 and 2007, respectively. During the year-to-date periods of 2008 and 2007 the effective tax rates were 36.0% and 32.7% respectively.
     During the third quarter 2008, the Company filed claims with and received refunds from various tax authorities. Accordingly, the Company reported the effect of these discrete events in the third quarter. However, the effective tax rate for the quarter was not materially affected by these discrete events. Discrete events totaling $4.9 million were reported in the third quarter 2007 and led to a reduction in our effective tax rate in the third quarter and year-to-date 2007. The effective rate for the third quarter 2008 differed from statutory rates due to anticipated pre-tax income relative to certain nondeductible expenses.
Net Earnings
     Net earnings in the third quarter 2008 were $8.6 million, or $0.65 per diluted share, as compared to $15.4 million, or $1.12 per diluted share, in the third quarter 2007. Net earnings year-to-date 2008 were $30.0 million, or $2.28 per diluted share, opposed to net earnings of $30.3 million, or $2.22 per diluted share, for the same period of the previous year. Net earnings were negatively impacted by additional year-over-year LIFO charges of $7.3 million and $9.2 million, or $0.34 and $0.43 per diluted share, for the third quarter and year-to-date 2008, respectively. Net earnings for the third quarter and year-to-date 2007 benefited from the effect of resolving two Internal Revenue Service examinations, 2003 statute of limitations expiration and filing of various reports to settle potential tax liabilities resulting in a decrease to income tax expense of approximately $4.9 million, or $0.36 per diluted share.

Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	Year-to-date Ended
			Increase/
(In thousands)	October 4, 2008	October 6, 2007	(Decrease)

Net cash provided by operating activities	51,169	61,585	(10,416)
Net cash used in investing activities	(40,643)	(9,043)	(31,600)
Net cash used by financing activities	(10,577)	(48,813)	38,236

Net increase in cash and cash equivalents	(51)	3,729	(3,780)

     Cash flows from operating activities decreased $10.4 million in year-to-date 2008 as compared to year-to-date 2007, primarily due to increased investment in inventory and a reduction in accrued expenses. Cash provided by operating activities included the effect of an increased investment in inventory due to inflationary increases of approximately $73.4 million in year-to-date 2008 compared to $47.2 million in the comparable prior year period. The cash flow impact of the increased inventory levels were partially offset by increases in accounts payable of $38.0 million and $32.8 million in year-to-date 2008 and 2007, respectively.
     Net cash used in investing activities increased by $31.6 million in year-to-date 2008 as compared to year-to-date 2007. The most significant factors for the year-over-year variance were increased customer loans of $17.6 million in year-to-date 2008 as compared to $2.5 million in the comparable prior year period and the acquisition of two new retail stores in 2008 for $6.6 million. In addition, property, plant and equipment additions increased to $17.7 million for year-to-date 2008 compared to $10.4 million for year-to-date 2007.
     Cash used by financing activities decreased by $38.2 million in year-to-date 2008 as compared to year-to-date 2007. The decrease in year-over-year cash used by financing activities is primarily attributable to net borrowings under our bank credit facilities in the 2008 period compared to net payments in 2007. Proceeds of long-term and revolving debt for year-to-date 2008 were $9.9 million as compared to payments of $41.6 million for year-to-date 2007. This impact was offset by $14.3 million used to repurchase shares of our common stock in year-to-date 2008.
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
Asset-backed Credit Agreement
     On April 11, 2008, we entered into our new credit agreement which is an asset-backed loan consisting of a $300.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, we may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $150.0 million.
     The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00% and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.
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
     Our Revolving Credit Facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.
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
Consolidated EBITDA (Non-GAAP Measurement)
     The following is a reconciliation of EBITDA and Consolidated EBITDA to net income for the trailing four quarters ended October 4, 2008 and October 6, 2007 (amounts in thousands):

	2007	2008	2008	2008	Trailing
Trailing four quarters ended October 4, 2008:	Qtr 4	Qtr 1	Qtr 2	Qtr 3	4 Qtrs

Net income	$8,480	11,277	10,108	8,594	38,459
Income tax expense	4,016	6,087	4,838	5,926	20,867
Interest expense	5,367	5,034	5,651	6,065	22,117
Depreciation and amortization	8,997	9,032	8,703	11,643	38,375

EBITDA	26,860	31,430	29,300	32,228	119,818
LIFO charge	2,399	1,134	2,397	8,360	14,290
Lease reserves	—	(2,094)	99	480	(1,515)
Asset impairments	87	395	401	694	1,577
Gains on sale of real estate	(1,720)	—	—	—	(1,720)
Share-based compensation	3,614	1,943	2,022	3,013	10,592
Subsequent cash payments on non-cash charges	(1,011)	(2,184)	(612)	(787)	(4,594)

Total Consolidated EBITDA	$30,229	30,624	33,607	43,988	138,448

	2006	2007	2007	2007	Trailing
Trailing four quarters ended October 6, 2007:	Qtr 4	Qtr 1	Qtr 2	Qtr 3	4 Qtrs

Net income (loss)	$(26,368)	5,288	9,607	15,405	3,932
Income tax expense	1,275	4,197	7,697	2,832	16,001
Interest expense	6,551	5,595	5,671	6,948	24,765
Depreciation and amortization	9,447	9,082	8,901	11,902	39,332

EBITDA	(9,095)	24,162	31,876	37,087	84,030
LIFO charge	117	808	807	1,077	2,809
Lease reserves	2,675	(888)	825	614	3,226
Goodwill impairment	26,419	—	—	—	26,419
Asset impairments	4,127	866	275	640	5,908
Losses (gains) on sale of real estate	37	—	(147)	—	(110)
Share-based compensation	486	956	1,584	1,632	4,658
Subsequent cash payments on non-cash charges	(686)	(700)	(663)	(918)	(2,967)
Earnings from discontinued operations, net of tax	(160)	—	—	—	(160)
Special charges	—	—	(1,282)	—	(1,282)

Total Consolidated EBITDA	$23,920	25,204	33,275	40,132	122,531

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
     As of October 4, 2008, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (dollars in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate

$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
     At October 6, 2007, we had four outstanding interest rate swap agreements with notional amounts totaling $90.0 million, which expired December 13, 2007.
     From time-to-time we use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense.
     As of October 4, 2008, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during 2008 expired during the first quarter and was settled for fair market value. Pre-tax losses of $0.1 million were recorded as an increase to cost of sales during the third quarter 2007 and pre-tax gains of $0.4 million were recorded as a reduction to cost of sales during year-to-date 2007.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 29, 2007, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 40 weeks ended October 4, 2008 with the exception of the following:
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time to time to manage our exposure to changes in interest rates and diesel fuel prices. (See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007 and Part I, Item 2 of this report under the caption Management’s Discussion and Analysis of our Financial Condition and Results of Operations-“Liquidity and Capital Resources”).
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

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
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
     On May 30, 2008, the Hennepin County District Court issued an order holding that the Company properly adjusted the conversion rate on the Notes after the Company increased the amount of dividends it paid to its shareholders. The Court ordered the Trustee of the Notes to execute the Supplemental Indenture which cured any ambiguity regarding the calculation of the conversion rate adjustments following the Company’s increase in quarterly dividends. The Supplemental Indenture was filed as Exhibit 4.1 to our Form 10-Q for the 12 weeks ended June 14, 2008. The Court also dissolved the Temporary Restraining Order, finding that the execution of the Supplemental Indenture obviated any default noticed by the investors.
     On July 25, 2008, a hedge fund filed a Notice of Appeal from the order issued by the Hennepin County District Court on May 30, 2008. On September 23, 2008 the Minnesota Court of Appeals dismissed the appeal.
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
     On or about March 25, 2008, Roundy’s filed a motion for judgment on the pleadings with respect to some, but not all, of the claims, asserted in our counterclaim. On May 27, 2008, we filed an amended counterclaim which rendered Roundy’s motion moot. The amended counterclaim asserts claims against Roundy’s for, among other things, breach of contract, fraud, and breach of the duty of good faith and fair dealing. Our counterclaim demands damages from Roundy’s in excess of $18.0 million. Roundy’s filed an answer to the counterclaims denying liability, and subsequently moved to dismiss our counterclaims. The Court has the motion under advisement. We intend to vigorously defend against Roundy’s complaint and to vigorously prosecute our claims against it.
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
     None
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description

10.1	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008

10.2	New Form of Executive Restricted Stock Unit Agreement, effective July 14, 2008

10.3	Form of Amended and Restated Executive Restricted Stock Unit Agreement, effective July 14, 2008

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY Registrant

Date: November 6, 2008	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: November 6, 2008	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended October 4, 2008

Exhibit		Method of
No.	Item	Filing

10.1	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008	Filed herewith

10.2	New Form of Executive Restricted Stock Unit Agreement, effective July 14, 2008	Filed herewith

10.3	Form of Amended and Restated Executive Restricted Stock Unit Agreement, effective July 14, 2008	Filed herewith

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith