Form 10-K
period 2009-01-03
NASH FINCH CO
filed 2009-03-12
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 3, 2009
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 13, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $477,437,579, based on the last reported sale price of $37.43 on that date on NASDAQ.

As of March 2, 2009, 12,817,780 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2009 (the “2009 Proxy Statement”) are incorporated by reference into Part III, as specifically set forth in Part III.

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

Forward-Looking Information

This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements that relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe” or “plan,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:

•	the effect of competition on our food distribution, military and retail businesses;

•	general sensitivity to economic conditions, including the uncertainty related to the current recession in the U.S. and worldwide economic slowdown; recent disruptions to the credit and financial markets in the U.S. and worldwide; changes in market interest rates; continued volatility in energy prices and food commodities;

•	macroeconomic and geopolitical events affecting commerce generally;

•	changes in consumer buying and spending patterns;

•	our ability to identify and execute plans to expand our food distribution, military and retail operations;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	the success or failure of strategic plans, new business ventures or initiatives;

•	our ability to successfully integrate and manage current or future businesses we acquire, including the ability to manage credit risks and retain the customers of those operations;

•	changes in credit risk from financial accommodations extended to new or existing customers;

•	significant changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	legal, governmental, legislative or administrative proceedings, disputes, or actions that result in adverse outcomes;

•	failure of our internal control over financial reporting;

•	changes in accounting standards;

•	technology failures that may have a material adverse effect on our business;

•	severe weather and natural disasters that may impact our supply chain;

•	unionization of a significant portion of our workforce;

•	costs related to a multi-employer pension plan;

•	changes in health care, pension and wage costs and labor relations issues;

•	product liability claims, including claims concerning food and prepared food products;

•	threats or potential threats to security; and

•	unanticipated problems with product procurement.

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

Originally established in 1885 and incorporated in 1921, we are the second largest publicly traded wholesale food distributor in the United States, in terms of revenue, serving the retail grocery industry and the military commissary and exchange systems. Our sales in fiscal 2008 exceeded $4.7 billion. Our business currently consists of three primary operating segments: food distribution, military food distribution and retail. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (17) — “Segment Information” in the Notes to Consolidated Financial Statements.

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

During fiscal 2008, we strengthened our financial position during a difficult business environment and made significant progress towards achieving our long-term financial targets. In addition to the strategic initiatives already in progress, our 2009 initiatives consist of the following:

•	Invest in our retail formats, supply chain capabilities and center store systems.

•	Successful integration of three distribution facilities acquired from GSC Enterprises, Inc. into our military segment.

•	Identify acquisitions that support our strategic plan.

Additional description of our business is found in Part II, Item 7 of this report.

Food Distribution Segment

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 16 distribution centers to approximately 1,600 grocery stores located in 27 states across the United States. Our customers are relatively diverse with the largest customer, excluding our corporate-owned stores, consisting of a consortium of stores representing 9.6%, and two others representing 4.4% and 3.5%, of our fiscal 2008 food distribution sales. No other customer represents more than 3.0% of our food distribution business. Several of our distribution centers also distribute products to military commissaries and exchanges located in their geographic areas.

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

Products

We primarily sell and distribute nationally branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers’ representatives and brokers. We also sell and distribute high quality private label products under the proprietary trademark Our Family1, a long-standing brand of Nash Finch that offers an alternative to national brands. In addition, we sell and distribute a premium line of branded products under the Our Family Pride trademark and a lower priced line of private label products under the Value Choice trademark. Under our branded products, we offer over 2,600 stock-keeping units of competitively priced, high quality grocery products and perishable food products which compete with national branded and other value brand products.

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

1 We own or have the rights to various trademarks, tradenames and service marks, including the following referred to in this report: AVANZA®, Econofoods®, Sun Mart®, Family Thrift Center®, Family Fresh Market®, Our Family®, Our Family Pride®, Value Choicetm, Food Pride® and Fresh Place®. The trademark IGA®, referred to in this report, is the registered trademark of IGA, Inc.

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

In fiscal 2008, 39% of food distribution revenues were from customers with whom we had entered into long-term supply agreements as compared to 37% in fiscal 2007. The long-term supply agreements range from 2 to 20 years. These agreements also may contain provisions that give us the opportunity to purchase customers’ independent retail businesses before any third party.

We also provide financial assistance to our food distribution customers, primarily in connection with new store development or the upgrading and expansion of existing stores. As of January 3, 2009, we had loans, net of reserves, of $35.5 million outstanding to 38 of our food distribution customers, and had guaranteed outstanding debt and lease obligations of certain food distribution customers in the amount of $15.1 million. We also, in the normal course of business, sublease retail properties and assign retail property leases to third parties. As of January 3, 2009, the present value of our maximum contingent liability exposure, net of reserves, with respect to the subleases and assigned leases was $26.2 million and $10.1 million, respectively.

We distribute products to independent stores that carry the IGA banner and our proprietary Food Pride banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of January 3, 2009, we served 123 retail stores under the IGA banner and 84 retail stores under our Food Pride banner.

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

MDV has approximately 500 distribution contracts with manufacturers that supply products to the DeCA commissary system and various exchange systems. These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. MDV’s ten largest manufacturer customers represented 46% of the military segment’s 2008 sales.

On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities.

Retail Segment

Our retail segment is made up of 57 corporate-owned stores, located primarily in the Upper Midwest, in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin. Our corporate-owned stores principally operate under the Econofoods, Sun Mart, Family Thrift Center, Pick ‘n Save, Family Fresh Market, AVANZA, Wholesale Food Outlet and Food Bonanza banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of January 3, 2009, we operated 50 conventional supermarkets, four AVANZA grocery stores, one Wholesale Food Outlet grocery store, one Food Bonanza grocery store and one other retail store. Our retail segment also includes three corporate-owned pharmacies and one convenience store that are not included in our store count.

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

Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, order accuracy and customer service is essential in maintaining our competitive advantage. During fiscal 2008, our distribution centers had an on-time delivery rate, defined as being within 1/2 hour of our committed delivery time, of 98.2%; and a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.6%. We believe we are an industry leader with respect to these key metrics.

Military Segment

We are one of five distributors with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller, regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market. As a result, no distributor in this industry has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger civilian distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing civilian distribution centers. We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

Retail Segment

Our retail segment is also highly competitive. We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of supercenters and regional chains. In 2008 and 2007, there were four and five, respectively, of our stores that were impacted by the opening of new supercenters in their markets and a total of 47 stores as of January 3, 2009, now compete with supercenters. Depending upon the market, we compete based on price, quality and assortment, store appeal (including store location and format), sales promotions, advertising, service and convenience. We believe our ability to provide convenience, outstanding perishable execution and exceptional customer service are particularly important factors in achieving competitive success.

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

Employees

As of January 3, 2009, we employed 7,410 persons, of whom 4,540 were employed on a full-time basis and 2,870 employed on a part-time basis. Of our total number of employees, 756 were represented by unions (10.2% of all employees) and consisted primarily of warehouse personnel and drivers in our Ohio, Indiana and Michigan distribution centers. We consider our employee relations to be good.

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

Some of our food distribution and retail competitors are substantially larger and may have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, intensifying price competition at the wholesale and retail levels. Industry consolidation and the expansion of alternative store formats, which have gained and continue to gain market share at the expense of traditional grocery stores, tend to produce even stronger competition for our retail business and for the independent customers of our distribution business. To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will also be affected. If we fail to effectively implement strategies to respond to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

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

Our business is sensitive to economic conditions that impact consumer spending

Our business is sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and buying habits. Economic downturns or uncertainty may not only adversely affect overall demand and intensify price competition, but also cause consumers to “trade down” by purchasing lower margin items and to make fewer purchases in traditional supermarket channels. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in our markets and labor costs, the impact of natural disasters or acts of terrorism, and other matters could reduce consumer spending or cause consumers to shift their spending to lower-priced competitors. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

The recent worldwide financial and credit market disruptions have reduced the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of liquidity and credit combined with recent substantial losses in equity markets has led to a worldwide economic recession that could become prolonged. The general slowdown in economic activity caused by an extended recession could adversely affect our business. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

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

Our retail food business faces competition from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e., supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations. During fiscal 2006, we announced new strategic initiatives designed to create value within our organization. These initiatives include designing and reformatting our base of retail stores to increase overall retail sales performance. In connection with these efforts, there are numerous risks and uncertainties, including our ability to successfully identify which course of action will be most financially advantageous for each retail store, our ability to identify those initiatives that will be the most effective in improving the competitive position of the retail stores we retain, our ability to efficiently and timely implement these initiatives, and the response of competitors to these initiatives. If we are unable to improve the overall competitive position of our remaining retail stores the operating performance of that segment may continue to decline and we may need to recognize additional impairments of our long-lived assets and goodwill, be compelled to close or dispose of additional stores and may incur restructuring or other charges to our earnings associated with such closure and disposition activities. In addition, we cannot assure you that we will be able to replace any of the revenue lost from these closed or sold stores from our other operations.

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

We may not be able to successfully execute our strategic initiatives and realize the intended synergies, business opportunities and growth prospects. Many of the other risk factors mentioned may limit our ability to capitalize on business opportunities and expand our business. Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying estimates of expected revenue growth or overall cost savings may not be met or economic conditions may deteriorate. Customer acceptance of new retail formats developed may not be as anticipated, hampering our ability to attract new retail customers or maintain our existing retail customer base. Additionally, our management may have its attention diverted from other important activities while trying to execute new strategic initiatives. If these or other factors limit our ability to execute our strategic initiatives, our expectations of future results of operations, including expected revenue growth and cost savings, may not be met.

Our ability to operate effectively could be impaired by the risks and costs associated with the current and future efforts to grow our business through acquisitions.

Efforts to grow our business may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, obtaining adequate financing and acceptable terms and conditions. Our success depends in a large part on factors such as our ability to locate suitable acquisition candidates and successfully integrate such operations and personnel in a timely and efficient manner while retaining the customer base of the acquired operations. If we cannot locate suitable acquisition candidates, successfully integrate these operations and retain the customer base, we may experience material adverse consequences to our results of operations and financial condition. The integration of separately managed businesses operating in different markets involves a number of risks, including the following:

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

Successful integration of new operations, including the previously announced acquisition of three distribution facilities from GSC Enterprises Inc. in January of 2009, will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from an acquisition in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing. As of January 3, 2009, we had loans, net of reserves, of $35.5 million outstanding to 38 of our food distribution customers and had guaranteed outstanding debt and lease obligations of food distribution customers totaling $15.1 million. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of January 3, 2009, the present value of our maximum contingent liability exposure, net of reserves, with respect to subleases and assigned leases was $26.2 million and $10.1 million, respectively. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact our operating results and financial condition.

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

Legal, governmental, legislative or administrative proceedings, disputes or actions that result in adverse outcomes or unfavorable changes in government regulations may affect our businesses and operating results.

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

Failure of our internal control over financial reporting could materially impact our business and results.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all internal control systems, internal control over financial reporting may not prevent or detect misstatements. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, and could expose us to litigation or adversely affect the market price of our common stock.

Changes in accounting standards could materially impact our results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for insurance and self-insurance, inventories, goodwill and intangible assets, store closures, leases, income taxes and share-based payments, are highly complex and involve subjective judgments. Changes in these rules or their interpretation could significantly change or add significant volatility to our reported earnings without a comparable underlying change in cash flow from operations.

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

Unions may attempt to organize our employees.

While our management believes that our employee relations are good, we cannot be assured that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes the Federal Employee Free Choice Act legislation. The unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Costs related to a multi-employer pension plan.

The Company participates in a multi-employer pension plan for certain unionized employees. The Company’s contributions to the plan may escalate in future years based on factors outside the Company’s control, including the bankruptcy or insolvency of other participating employers, actions taken by trustees who manage the plan, government regulations, a funding deficiency in the plan or our withdrawal from the plan. Escalating costs associated with these multi-employer plans may have a material adverse effect on the Company’s financial condition and results of operations.

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

We are subject to the risk of product liability claims, including claims concerning food and prepared food products.

The sale of food and prepared food products for human consumption may involve the risk of injury. Injuries may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. We cannot be sure that consumption of products we distribute and sell will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters.

Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, might negatively impact demand for products we distribute and sell, or cause production and delivery disruptions. We may need to recall products if any of these products become unfit for consumption. Costs associated with these potential actions could adversely affect our operating results.

Threats or potential threats to security may adversely affect our business.

Threats or acts of terror, data theft, information espionage, or other criminal activity directed at the food industry, the transportation industry, or computer or communications systems, including security measures implemented in recognition of actual or potential threats, could increase security costs and adversely affect our operations.

We depend upon vendors to supply us with quality merchandise at the right time and at the right price.

We depend heavily on our ability to purchase merchandise in sufficient quantities at competitive prices. We have no assurances of continued supply, pricing, or access to new products and any vendor could at any time change the terms upon which it sells to us or discontinue selling to us. Sales demands may lead to insufficient in-stock positions of our merchandise.

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

Food Distribution Segment

The table below lists, as of January 3, 2009, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers.

Approx. Size
Location	(Square Feet)

Midwest Region:
Omaha, Nebraska (2)	671,900
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota	329,000
Sioux Falls, South Dakota (3)	275,400
Fargo, North Dakota	288,800
Rapid City, South Dakota (4)	195,100
Minot, North Dakota	185,200
Southeast Region:
Lumberton, North Carolina (1)	358,500
Statesboro, Georgia (1)	230,500
Bluefield, Virginia	187,500
Great Lakes Region:
Bellefontaine, Ohio	666,000
Lima, Ohio (5)	648,300
Bridgeport, Michigan (1)	604,500
Westville, Indiana	631,900
Cincinnati, Ohio	403,300

Total Square Footage	6,027,800

(1)	Leased facility.

(2)	Includes 45,000 square feet that we lease.

(3)	Includes 79,300 square feet that we lease. The Sioux Falls facility represents two distinct distribution centers.

(4)	Includes 8,000 square feet that we lease.

(5)	Includes 134,000 square feet that we lease.

Military Segment

The table below lists the locations and sizes of our facilities exclusively used in our military distribution business as of January 3, 2009. We lease each of these facilities. The Norfolk facilities comprise our distribution center, while the Jessup facility is used as an intermediate holding area for high velocity and large cube products to be delivered to commissaries and exchanges in the northern portion of the Mid-Atlantic region that we serve.

Approx. Size
Location	(Square Feet)

Norfolk, Virginia	756,200
Jessup, Maryland	115,200

Total Square Footage	871,400

Retail Segment

The table below contains selected information regarding our 57 corporate-owned stores as of January 3, 2009. We own the facilities of 26 of these stores and lease the facilities of 31 of these stores.

	Number	Areas	Average
Banner	of Stores	of Operation	Square Feet

Sun Mart	22	CO, MN, ND, NE	33,283
Econofoods	19	IA, MN, SD, WI	35,465
Family Thrift Center	5	NE, SD	48,082
AVANZA	4	CO, NE	31,111
Pick ‘n Save	2	OH	49,588
Wholesale Food Outlet	1	IA	19,620
Food Bonanza	1	IA	36,588
Prairie Market	1	SD	29,480
Family Fresh Market	1	WI	54,641
Other Stores	1	MN	3,500

Total	57

The table excludes three corporate-owned pharmacies and one convenience store. As of January 3, 2009, the aggregate square footage of our 57 retail grocery stores totaled 2,013,923 square feet.

ITEM 3.	LEGAL PROCEEDINGS

Roundy’s Supermarkets, Inc. v. Nash Finch

On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million that Roundy’s claims is due under the APA as a purchase price adjustment. We answered the complaint denying any payment was due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demand damages from Roundy’s in excess of $18.0 million.

On or about March 25, 2008, Roundy’s filed a motion for judgment on the pleadings with respect to some, but not all, of the claims, asserted in our counterclaim. On May 27, 2008, we filed an amended counterclaim which rendered Roundy’s motion moot. The amended counterclaim asserts claims against Roundy’s for, among other things, breach of contract, fraud, and breach of the duty of good faith and fair dealing. Our counterclaim demands damages from Roundy’s in excess of $18.0 million. Roundy’s filed an answer to the counterclaims denying liability, and subsequently moved to dismiss our counterclaims. The Court denied the motion in part and granted the motion in part. We intend to vigorously defend against Roundy’s complaint and to vigorously prosecute our claims against it.

Due to uncertainties in the litigation process, the Company is unable to estimate with certainty the financial impact or outcome of this lawsuit.

Other

We are also engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of March 10, 2009:

		Year First Elected
		or Appointed as an
Name	Age	Executive Officer	Title

Alec C. Covington	52	2006	President and Chief Executive Officer
Christopher A. Brown	46	2006	Executive Vice President, Food Distribution
Edward L. Brunot	45	2006	Senior Vice President, President and Chief Operating Officer of MDV
Robert B. Dimond	47	2007	Executive Vice President, Chief Financial Officer and Treasurer
Kathleen M. Mahoney	54	2006	Senior Vice President, Secretary and General Counsel
Jeffrey E. Poore	50	2001	Executive Vice President, Supply Chain Management
Calvin S. Sihilling	59	2006	Executive Vice President and Chief Information Officer
Michael W. Rotelle III	49	2008	Senior Vice President, Human Resources

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

Edward L. Brunot has served as our Senior Vice President and President and Chief Operating Officer of MDV since February 2009. Mr. Brunot joined Nash Finch in July 2006 as our Senior Vice President, Military. Mr. Brunot previously served as Senior Vice President, Operations for AmeriCold Logistics, LLC from December 2002 to May 2006, where he was responsible for 29 distribution facilities in the Western Region. Before that, Mr. Brunot was Vice President of Operations for CS Integrated from 1999 to 2002. Mr. Brunot served as a Captain in the United States Army and holds a BS degree from the United States Military Academy, West Point and an MS degree from the University of Scranton.

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

Calvin S. Sihilling has served as our Executive Vice President and Chief Information Officer since August 2006. Mr. Sihilling previously served as Chief Information Officer for AmeriCold Logistics, LLC from August 2001 to January 2006, where he was responsible for the oversight of Information Technology, Transportation, Project Support, and the National Service Center. Before that, Mr. Sihilling was CIO of the Eastern Region of Richfood Holdings, Inc./SuperValu Inc. from August 1998 to August 2001. Prior to that, Mr. Sihilling held various leadership positions at such companies as Alex Lee, Inc., PepsiCo Food Systems, Dr. Pepper Company and Electronic Data Systems. Mr. Sihilling holds a BS from the Northrop Institute of Technology.

Michael W. Rotelle III has served as our Senior Vice President, Human Resources since October 2008. Mr. Rotelle previously served as Executive Vice President, Human Resources for Acosta Sales and Marketing Company, a sales and marketing company serving the foodservice and grocery industries, from November 2007 to October 2008, where he was responsible for global Human Resource operations. Before that Mr. Rotelle served as Senior Vice President, Human Resources for Tree of Life, Inc. from August 2004 to November 2007. Prior to that Mr. Rotelle was Vice President, Human Resources of the Eastern Region of Richfood Holdings, Inc./ Supervalu Inc. from August 1994 to August 2004. Mr. Rotelle holds a Bachelor of Science degree in Business Administration from Bloomsburg University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Select Market and currently trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market, and the quarterly cash dividends paid per share of common stock. At March 2, 2009, there were 1,995 stockholders of record.

					Dividends
	2008		2007		Per Share
	High	Low	High	Low	2008	2007

First Quarter	$37.35	$32.50	$34.29	$26.89	$0.180	$0.180
Second Quarter	38.60	30.97	50.00	34.46	0.180	0.180
Third Quarter	46.33	33.53	51.29	31.62	0.180	0.180
Fourth Quarter	45.94	35.83	40.84	32.90	0.180	0.180

On March 10, 2009, the Nash Finch Board of Directors declared a cash dividend of $0.18 per common share, payable on April 3, 2009, to stockholders of record as of March 20, 2009.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and the peer group index described below. This graph assumes a $100 investment in each of Nash Finch Company, the S&P SmallCap 600 Index and the peer group index at the close of trading on January 4, 2004, and also assumes the reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 3, 2009

The peer group represented in the line graph above includes the following nine publicly traded companies: SuperValu Inc., Arden Group, Inc., The Great Atlantic & Pacific Tea Company, Inc., Ingles Markets, Incorporated, Ruddick Corporation, Spartan Stores, Inc., United Natural Foods, Inc., Weis Markets, Inc. and Core-Mark Holding Company, Inc.

From time-to-time, the peer group companies have changed due to merger and acquisition activity, bankruptcy filings, company delistings and other similar occurrences. There were no changes to the peer group during fiscal 2008.

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

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Summary of Operations
Five years ended January 3, 2009 (not covered by Independent Auditors’ Report)
(Dollar amounts in thousands except per share amounts)

	2008	2007	2006	2005 (1)	2004
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)

Results of Operations
Sales	$4,703,660	$4,532,635	$4,631,629	$4,555,507	$3,897,074
Cost of sales	4,296,711	4,134,981	4,229,807	4,124,344	3,474,329

Gross profit	406,949	397,654	401,822	431,163	422,745
Selling, general and administrative	288,263	280,818	319,678	300,837	299,727
Gains on sale of real estate	—	(1,867)	(1,130)	(3,697)	(5,586)
Special charges	—	(1,282)	6,253	(1,296)	34,779
Goodwill impairment	—	—	26,419	—	—
Extinguishment of debt	—	—	—	—	7,204
Depreciation and amortization	38,429	38,882	41,451	43,721	40,241
Interest expense	21,523	23,581	26,644	24,732	27,181
Income tax expense	22,574	18,742	5,835	25,670	4,322

Earnings (loss) from continuing operations	36,160	38,780	(23,328)	41,196	14,877
Net earnings from discontinued operations	—	—	160	56	55
Cumulative effect of change in accounting principle, net of income tax (2)	—	—	169	—	—

Net earnings (loss)	$36,160	$38,780	$(22,999)	$41,252	$14,932

Basic earnings (loss) per share	$2.81	$2.88	$(1.72)	$3.19	$1.20
Diluted earnings (loss) per share	$2.75	$2.84	$(1.72)	$3.13	$1.18
Cash dividends declared per common share	$0.72	$0.72	$0.72	$0.675	$0.54
Selected Data
Pretax earnings (loss) from continuing operations as a percent of sales	1.25%	1.27%	(0.38)%	1.47%	0.49%
Net earnings (loss) as a percent of sales	0.77%	0.86%	(0.50)%	0.91%	0.38%
Effective income tax rate	38.4%	32.6%	33.4%	38.4%	22.5%
Current assets	$467,951	$477,934	$457,053	$512,207	$400,587
Current liabilities	$297,729	$282,357	$278,222	$325,859	$280,162
Net working capital	$170,222	$195,577	$178,831	$186,348	$120,425
Ratio of current assets to current liabilities	1.57	1.69	1.64	1.57	1.43
Total assets	$954,952	$951,382	$954,303	$1,077,424	$815,628
Capital expenditures	$31,955	$21,419	$27,469	$24,638	$22,327
Long-term obligations (long-term debt and capitalized lease obligations)	$271,693	$308,328	$347,854	$407,659	$239,603
Stockholders’ equity	$336,050	$315,616	$294,380	$322,578	$273,928
Stockholders’ equity per share (3)	$26.22	$24.05	$21.99	$24.24	$21.66
Return on stockholders’ equity (4)	10.76%	12.29%	(7.92)%	12.77%	5.43%
Common stock high price (5)	$46.33	$51.29	$31.74	$44.00	$38.66
Common stock low price (5)	$30.97	$26.89	$19.42	$24.83	$18.06

(1)	Information presented for fiscal 2005 reflects our acquisition on March 31, 2005, of the Lima and Westville distribution divisions of Roundy’s. More generally, discussion regarding the comparability of information presented in the table above or material uncertainties that could cause the selected financial data not to be indicative of future financial condition or results of operations can be found in Part 1, Item 1A of this report, “Risk Factors,” Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this report in our Consolidated Financial Statements and notes thereto.

(2)	Effect of adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment- Revised 2004,” in fiscal 2006.

(3)	Based on outstanding shares at year-end.

(4)	Return based on continuing operations.

(5)	High and low closing sales price on NASDAQ.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our retail segment operated 57 corporate-owned stores primarily in the Upper Midwest as of January 3, 2009. On April 1, 2008, we completed the acquisition of two stores located in Rapid City, SD and Scottsbluff, NE. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold 16 retail stores in 2006, three retail stores in 2007 and four retail stores in 2008. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations

The following discussion summarizes our operating results for fiscal 2008 compared to fiscal 2007 and fiscal 2007 compared to fiscal 2006. However, fiscal 2008 results are not directly comparable to fiscal 2007 or 2006 because fiscal 2008 contained an additional week.

Sales

The following tables summarize our sales activity for fiscal 2008, 2007 and 2006:

	2008			2007			2006
		Percent	Percent		Percent	Percent		Percent
Segment Sales:	Sales	of Sales	Change	Sales	of Sales	Change	Sales	of Sales
	(In millions)

Food Distribution	$2,740.5	58.3%	1.8%	$2,693.3	59.4%	(3.4)%	$2,787.7	60.2%
Military	1,360.7	28.9%	9.1%	1,247.6	27.5%	4.4%	1,195.0	25.8%
Retail	602.5	12.8%	1.8%	591.7	13.1%	(8.8)%	648.9	14.0%

Total Sales	$4,703.7	100.0%	3.8%	$4,532.6	100.0%	(2.1)%	$4,631.6	100.0%

The following table provides comparable sales for fiscal 2008 in comparison to fiscal 2007 by excluding the additional week of sales in fiscal 2008:

		Fiscal 2008	Fiscal 2008
		53rd	Comparable	Comparable
(in millions)	Fiscal 2008	Week	52 Weeks of	Percent Change
Segment Sales:	Sales	Sales	Sales	2008 to 2007

Food Distribution	$2,740.5	$45.3	$2,695.2	0.1%
Military	1,360.7	20.5	1,340.2	7.4%
Retail	602.5	11.3	591.2	0.1%

Total Sales	$4,703.7	$77.1	$4,626.6	2.1%

Fiscal 2008 food distribution sales increased 1.8% in comparison to fiscal 2007 but remained relatively flat in comparison to fiscal 2007 after adjusting for the additional week of sales. However, fiscal 2007 sales included $72.8 million of additional sales from a significant customer that transitioned to a different supplier during fiscal 2007. Excluding the impact of this customer and the additional week of sales in fiscal 2008, food distribution sales increased 2.9% as compared to fiscal 2007, primarily due to new account gains and an increase in sales to existing customers. The decrease in fiscal 2007 food distribution sales versus fiscal 2006 was primarily attributable to the loss of the significant customer noted above which accounted for approximately $82.9 million of the decrease in sales. Sales to our existing customer base also declined slightly in fiscal 2007 relative to fiscal 2006 as our existing customers faced increased competition.

Fiscal 2008 military sales increased 9.1% as compared to fiscal 2007. However, after excluding the additional week of sales in fiscal 2008, military sales increased 7.4% as compared to fiscal 2007. The sales increase reflected 7.2% stronger sales domestically and 7.9% stronger sales overseas as compared to fiscal 2007, after adjusting for the additional week of sales in fiscal 2008. The increase in military segment sales in fiscal 2007 compared to fiscal 2006 was primarily attributable to increased volume and new product line offerings. Domestic and overseas sales represented the following percentages of military segment sales:

	2008	2007	2006

Domestic	70.1%	70.2%	69.7%
Overseas	29.9%	29.8%	30.3%

Retail sales for fiscal 2008 increased 1.8% in comparison to fiscal 2007. However, after excluding the additional week of sales in fiscal 2008, retail sales decreased 0.1% as compared to fiscal 2007. The decrease in retail sales for fiscal 2008 was attributable to a 0.8% decrease in same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, and the closure of four stores during the year. However, this was partially offset by the acquisition of two stores in fiscal 2008. The decrease in retail sales for fiscal 2007 as compared to fiscal 2006 was attributable to the closure or sale of three stores during fiscal 2007 and 16 stores during fiscal 2006 (store closures accounted for $52.7 million of the $57.2 million decrease in retail sales). Same store sales decreased 0.8% in fiscal 2007 as compared to fiscal 2006.

During fiscal 2008, 2007 and 2006, our corporate store count changed as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2008	2007	2006

Number of stores at beginning of year (1)	59	62	78
Acquired stores	2	—	—
Closed or sold stores	(4)	(3)	(16)

Number of stores at end of year (2)(3)	57	59	62

(1)	Store counts exclude four corporate-owned pharmacies.

(2)	Store count for fiscal 2008 excludes three corporate-owned pharmacies and one convenience store.

(3)	Store counts for fiscal 2007 and 2006 exclude four corporate-owned pharmacies.

Gross Profit

Consolidated gross profit for fiscal 2008 was 8.7% of sales compared to 8.8% for fiscal 2007 and 8.7% for fiscal 2006. Fiscal 2008 consolidated gross profit was negatively impacted by additional year-over-year LIFO charges of 0.3% of sales, or $14.6 million, and a sales mix shift between our business segments of 0.1% of sales. The negative impact of the sales mix shift was due to a higher percentage of 2008 sales occurring in the military segment, which has a lower gross profit margin than the retail or food distribution segments. However, our gross profit margin increased 0.3% of sales in fiscal 2008 relative to fiscal 2007 as a result of gains achieved from initiatives that focused on better management of inventories and vendor relationships.

Consolidated gross profit increased 0.3% of sales in fiscal 2007 relative to fiscal 2006 as a result of initiatives that focused on better management of inventories and vendor relationships. However, our overall gross profit margin was negatively affected by 0.2% of fiscal 2007 sales due to a sales mix shift between our business segments. This was due to a higher percentage of fiscal 2007 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which traditionally have had a higher gross profit margin.

Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments are included in cost of sales and were $0.4 million, $3.1 million and $2.3 million in fiscal 2008, 2007 and 2006, respectively.

Selling, General and Administrative Expense

The following table outlines consolidated selling, general and administrative expenses (SG&A) and the significant factors affecting consolidated SG&A:

		2008		2007		2006
			% of		% of		% of
	Segment	$	Sales	$	Sales	$	Sales
		(In millions except percentages)

SG&A		288.3	6.1%	280.8	6.2%	319.7	6.9%

Significant factors affecting SG&A:
Retail store impairments and lease reserves	Corporate overhead	0.9	0.0%	2.6	0.1%	8.4	0.2%
Charges related to food distribution customers	Corporate overhead	(3.3)	(0.1)%	(0.1)	0.0%	12.5	0.3%
Gain on sale of assets	Retail	(0.6)	0.0%	(0.7)	0.0%	—	0.0%
Acquisition costs	Corporate overhead	0.5	0.0%	—	0.0%	—	0.0%
Severance costs	Corporate overhead	—	0.0%	—	0.0%	4.2	0.1%
Tradename impairment	Corporate overhead	—	0.0%	—	0.0%	2.0	0.0%
Vacation standardization	All segments	—	0.0%	—	0.0%	2.0	0.0%

Total significant factors affecting SG&A		(2.5)	(0.1)%	1.8	0.0%	29.1	0.6%

Consolidated SG&A for fiscal 2008 was 6.1% of sales as compared to 6.2% of sales in fiscal 2007 and 6.9% of sales in fiscal 2006. A portion of the change in SG&A as a percentage of sales in the 2006-2008 period is because our retail segment, which has higher SG&A than our food distribution and military segments (as a percentage of sales), represented a smaller percentage of our total sales in each of these periods. The decrease in SG&A attributable to this shift in revenues was approximately 0.1% of sales in 2008 and 0.2% of sales in 2007.

Gain on Sale of Real Estate

The gain on sale of real estate for fiscal 2007 was $1.9 million and $1.1 million for fiscal 2006. The gain on sale of real estate was primarily related to the sale of unoccupied properties.

Goodwill Impairment

Annually, we perform an impairment test of goodwill during the fourth quarter based on conditions as of the end of our third fiscal quarter in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” No impairment was indicated or recorded in fiscal 2008 or 2007. In fiscal 2006, the test, using an undiscounted operating cash flow assumption, indicated an impairment of our retail segment goodwill. The resulting analysis of the discounted cash flows of the retail segment indicated an impairment necessitating a charge of $26.4 million to retail goodwill.

Depreciation and Amortization Expense

Depreciation and amortization expense for fiscal 2008 and 2007 was $38.4 million and $38.9 million, respectively. Depreciation and amortization expense for fiscal 2007 decreased by $2.6 million, or 6.2%, as compared to fiscal 2006. The decrease was primarily due to reduced capital lease amortization and reduced depreciation on fixtures and equipment.

Interest Expense

Interest expense decreased $2.1 million to $21.5 million in fiscal 2008 as compared to $23.6 million in fiscal 2007. Fiscal 2008 interest expense includes the write-off of deferred financing costs of $1.0 million associated with the refinancing of our senior secured bank credit facility. Average borrowing levels decreased by $6.4 million from $348.0 million during fiscal 2007 to $341.6 million during fiscal 2008. The effective interest rate was 5.4% for fiscal 2008 as compared to 6.2% for fiscal 2007. However, excluding the impact of the write-off of deferred financing costs, the effective interest rate was 5.1% for fiscal 2008.

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

Income Tax Expense

The effective tax rate for income from continuing operations was 38.4%, 32.6% and 33.4% for fiscal 2008, 2007 and 2006, respectively. Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal income tax benefit	4.0%	3.9%	2.5%
Non-deductible goodwill	0.0%	0.0%	54.8%
Change in tax contingencies	1.0%	(4.7)%	9.7%
Other net	(1.6)%	(1.6)%	1.4%

Effective tax rate	38.4%	32.6%	33.4%

The effective tax rate for fiscal 2008 was impacted by the reversal of previously unrecognized tax benefits of $2.6 million, primarily due to the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions, a refund on a claim made with the Internal Revenue Service of $1.2 million and an increase in reserves of $2.7 million. The effective tax rate for fiscal 2007 was also impacted by the reversal of previously unrecognized tax benefits of $12.6 million, primarily due to statute of limitation expirations, audit resolutions, and the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions. During fiscal year 2006 we increased tax reserves by $1.7 million.

Discontinued Operations

There were no earnings from discontinued operations in fiscal 2008 or fiscal 2007. Earnings from discontinued operations of $0.3 million in fiscal 2006 was a result of the resolution of a contingency associated with the sale of our Nash De-Camp produce growing and marketing subsidiary in fiscal 1999.

Net Earnings

Net earnings for fiscal 2008 were $36.2 million, or $2.75 per diluted share, compared to net earnings of $38.8 million, or $2.84 per diluted share, for fiscal 2007, and a net loss of $23.0 million, or $1.72 per diluted share, for fiscal 2006. Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results.

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

The following table summarizes our cash flow activity for fiscal 2008, 2007 and 2006 and should be read in conjunction with the Consolidated Statements of Cash Flows:

	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$111,999	$83,616	$90,135
Net cash used in investing activities	(60,414)	(18,487)	(24,509)
Net cash used in financing activities	(51,623)	(65,225)	(65,925)

Net change in cash and cash equivalents	$(38)	$(96)	$(299)

Operating cash flows were $112.0 million for fiscal 2008, an increase of $28.4 million from $83.6 million in fiscal 2007. The primary reasons for the fiscal 2008 increase in operating cash flows were due to year-over-year decreases in accounts and notes receivable of $28.7 million due to increased collections and a year-over-year increase in income taxes payable of $22.3 million. However, operating cash flows for fiscal 2008 were negatively impacted by a year-over-year increase in our investment in inventories due to inflationary increases of $21.5 million.

Operating cash flows were $83.6 million for fiscal 2007, a decrease of $6.5 million from $90.1 million in fiscal 2006. The primary reason for the decrease in operating cash flows for fiscal 2007 as compared to fiscal 2006 was due to increases in accounts and notes receivable and an increased investment in inventories of $11.2 million and $10.0 million, respectively.

Cash used for investing activities was $60.4 million in fiscal 2008 and $18.5 million in fiscal 2007. The increase in cash used for investing activities was due to year-over- year increases in additions to property, plant and equipment and loans to customers of $10.6 million and $20.2 million, respectively, and the acquisition of a business, net of cash, for $6.6 million. Cash used for investing activities was $18.5 million in fiscal 2007 and $24.5 million in fiscal 2006. Cash was primarily used for additions of property, plant and equipment during fiscal 2007 and 2006.

Cash used by financing activities was $51.6 million for fiscal 2008 as $32.0 million was used to pay down revolving and other long-term debt, $14.3 million was used to repurchase shares of our common stock and $9.2 million was used to pay dividends on our common stock. Cash used by financing activities was $65.2 million for fiscal 2007 as $35.6 million was used to pay down revolving and other long-term debt, $15.0 million was used to repurchase shares of our common stock and $9.7 million was used to pay dividends on our common stock. Cash used by financing activities was $65.9 million for fiscal 2006 as $57.7 million was used to pay down the revolving debt and other long-term debt and $9.6 million was used to pay dividends on our common stock.

Share Repurchase

On November 13, 2007, we announced that our Board of Directors had authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock. The program took effect on November 19, 2007 and concluded on January 3, 2009. During 2008 we repurchased 429,082 shares at an average price per share of $33.44. Since the program took effect, we repurchased a total of 842,038 shares at an average price per share of $34.83. The average prices per share referenced above include commissions.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of January 3, 2009, and the expected timing of cash payments related to such obligations in future periods:

	Amount Committed by Period
	Total
	Amount	Fiscal	Fiscal	Fiscal
Contractual Cash Obligations:	Committed	2009	2010-2011	2012-2013	Thereafter
	(In thousands)

Long-Term Debt (1)	$247,036	$595	$1,298	$95,016	$150,127
Interest on Long-Term Debt (2)	211,004	9,687	19,028	14,571	167,718
Capital Lease Obligations (3)(4)	47,230	6,348	11,079	8,800	21,003
Operating Leases (3)	97,207	21,514	32,118	20,313	23,262
Benefit Obligations (5)	28,980	3,283	5,926	5,550	14,221
Purchase Obligations (6)	14,955	4,006	5,101	1,991	3,857

Total (7)	$646,412	$45,433	$74,550	$146,241	$380,188

(1)	Refer to Part II, Item 8 in this report under Note (6) — “Long-term Debt and Bank Credit Facilities” in the Notes to Consolidated Financial Statements for additional information regarding long-term debt.

(2)	The interest on long-term debt for periods subsequent to fiscal 2013 reflects our Senior Subordinated Convertible Debt accreted interest for fiscal 2014 through 2035, should the convertible debt remain outstanding until maturity. Interest payments assume debt is held to maturity. For variable rate debt the current interest rates applicable as of January 3, 2009, were assumed for the remainder of the term.

(3)	Lease obligations primarily relate to store locations for our retail segment, as well as store locations subleased to independent food distribution customers. A discussion of lease commitments can be found in Part II, Item 8 in this report under Note (11) — “Leases” in the Notes to Consolidated Financial Statements and under the caption “Lease Commitments” in the Critical Accounting Policies section below.

(4)	Includes amounts classified as imputed interest.

(5)	Our benefit obligations include obligations related to third-party sponsored defined benefit pension and post-retirement benefit plans. For a further discussion see Part II, Item 8 in this report under Note (16) — “Pension and Other Post-retirement Benefits” in the Notes to Consolidated Financial Statements.

(6)	The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase. The majority of our purchase obligations involve purchase orders made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services.

(7)	Payments for reserved tax contingencies are not included as the timing of specific tax payments is not determinable.

We have also made certain commercial commitments that extend beyond 2008. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of January 3, 2009:

	Total	Commitment Expiration per Period
Other Commercial	Amounts	Less than			Over 5
Commitments	Committed	1 Year	1-3 Years	4-5 Years	Years
	(In thousands)

Standby Letters of Credit(1)	$15,514	$6,075	$9,439	$—	$—
Guarantees(2)	30,999	5,046	7,925	4,965	13,063

Total Other Commercial Commitments	$46,513	$11,121	$17,364	$4,965	$13,063

(1)	Letters of credit relate primarily to supporting workers’ compensation obligations.

(2)	Refer to Part II, Item 8 of this report under Note (12) — “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” in the Critical Accounting Policies section below for additional information regarding debt guarantees, lease guarantees and assigned leases.

Asset-backed Credit Agreement

On April 11, 2008, we entered into our credit agreement which is an asset-backed loan consisting of a $300.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, we may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $150.0 million.

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

At January 3, 2009, $190.9 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $15.5 million of outstanding letters of credit primarily supporting workers’

compensation obligations. We are currently in compliance with all covenants contained within the credit agreement.

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

Debt Obligations

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of January 3, 2009:

	Fixed Rate			Variable Rate
	Fair Value	Amount	Rate	Fair Value	Amount	Rate
	(In thousands)

2009		$595	6.0%		$—	—
2010		628	6.0%		—	—
2011		670	6.2%		—	—
2012		704	6.2%		—	—
2013		712	6.1%		93,600	4.5%
Thereafter		150,127	3.5%		—	—

	$152,645	$153,436		$93,600	$93,600

Consolidated EBITDA (Non-GAAP Measurement)

The following is a reconciliation of EBITDA and Consolidated EBITDA to net income for fiscal 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006

Net income (loss)	$36,160	38,780	(22,999)
Income tax expense	22,574	18,742	5,835
Interest expense	21,523	23,581	26,644
Depreciation and amortization	38,429	38,882	41,451

EBITDA	118,686	119,985	50,931
LIFO charge	19,740	5,091	2,630
Lease reserves	(1,832)	551	9,359
Goodwill impairment	—	—	26,419
Asset impairments	2,555	1,868	11,443
Gains on sale of real estate	—	(1,867)	(1,130)
Share-based compensation	8,792	7,786	1,166
Special charges	—	(1,282)	6,253
Subsequent cash payments on non-cash charges	(4,218)	(3,292)	(4,012)
Earnings from discontinued operations, net of tax	—	—	(160)
Cumulative effect of change in accounting principal, net of tax	—	—	(169)

Total Consolidated EBITDA	$143,723	128,840	102,730

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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

As of January 3, 2009, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate

$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%

At December 29, 2007, there were no outstanding interest rate swap agreements.

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

As of January 3, 2009, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during 2008 expired during the first quarter and was settled for fair market value. Pre-tax gains of $0.4 million were recorded as a reduction to cost of sales during fiscal 2007.

In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. Effective January 1, 2009, we entered into an agreement which requires us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement is for one year. During fiscal 2007 and 2008 we had a fixed price fuel supply agreement which required us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. The term of the agreement began on February 1, 2007, and expired on December 31, 2007. These fixed price fuel agreements qualified for the “normal purchase” exception under SFAS 133, therefore the fuel purchases under these contracts are expensed as incurred as an increase to cost of sales.

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

Lease Commitments.  We have historically leased store sites for sublease to qualified independent retailers at rates that are at least as high as the rent paid by us. Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy. We also lease store sites for our retail segment. Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management. Our reserves for such properties can be materially affected by factors such as the extent of interested sub-lessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, general economic conditions and the demand for commercial property. Should the number of defaults by sub-lessees or corporate store closures materially increase; the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows. Refer to Part II, Item 8 of this report under Note (11) — “Leases” in the Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

Guarantees of Debt and Lease Obligations of Others.  We have guaranteed the debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($15.1 million as of January 3, 2009), which would be due in accordance with the underlying agreements.

During fiscal 2008 and 2007, we entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $11.5 million, which is included in the $15.1 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by FIN 45, a liability representing the fair value of the obligations assumed under the guarantees of $1.3 million is included in the accompanying consolidated financial statements for the guarantees entered into during fiscal 2008 and 2007.

We have also assigned various leases to certain food distribution customers and other third parties. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases, net of reserves, to be approximately $10.1 million as of January 3, 2009. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts — Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note (12) — “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements for more information regarding customer exposure and credit risk.

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

Goodwill

We maintain three reporting units for purposes of our Goodwill impairment testing, which are the same as our reporting segments disclosed in Part II, Item 8 of this report under Note (17) — “Segment Reporting”. Goodwill for each of our reporting units is tested for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” annually and/or when factors indicating impairment are present. Fair value is determined primarily based on valuation studies performed by us, which utilize a discounted cash flow methodology, where the discount rate reflects the weighted average cost of capital. Valuation analysis requires significant judgments and estimates to be made by management. Our estimates could be materially impacted by factors such as competitive forces, customer behaviors, changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on financial condition and operating results potentially resulting in impairment of the goodwill. We have either met or exceeded assumptions used in prior year’s goodwill impairment models. None of the reporting units are more susceptible to economic conditions than others. The cash flow model used to determine fair value is most sensitive to the discount rate and the EBITDA margin rate applicable for each reporting segment as a percent of sales assumptions in the model. For example, we performed a sensitivity analysis on both of these factors and determined that the discount rate used could increase by a factor of 25.0% or EBITDA margin rate used could decrease by 1.0% from the EBITDA margin rate utilized and the goodwill of our reporting segments would not be impaired.

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

Reserves for Self Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker’s compensation, general and automobile liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. On a per claim basis, our exposure for workers compensation, auto liability and general liability is $0.5 million and for health insurance our exposure is $0.4 million. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. A 100 basis point change in discount rates would increase our liability by approximately $0.2 million.

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

Share-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment — Revised 2004,” (SFAS 123R) using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant. The Company uses the grant date closing price per share of Nash Finch common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to its long-term incentive plan (LTIP). The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. The Company uses a lattice model to estimate the fair value of stock appreciation rights (SARs) which contain market conditions. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period which is derived from the data in the lattice valuation model. Share-based compensation is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Significant judgment is required in selecting the assumptions used for estimating fair value of share-based compensation as well estimating forfeiture rates. Further, any awards with performance conditions that can affect vesting also add additional judgment in determining the amount expected to vest. There can be significant volatility in many of our assumptions and therefore our estimates of fair value, forfeitures, etc. are sensitive to changes in these assumptions.

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

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. Refer to Part II, Item 8 of this report under Note (5) — “Accounts and Notes Receivable” in the Notes to Consolidated Financial Statements for more information.

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	January 3,
	2009
	Fair
	Value	Total	2009	2010	2011	2012	2013	Thereafter
	(In millions, except rates)

Debt with variable interest rate:
Principal payable	$93.6	$93.6	$—	$—	$—	$—	$93.6	$—
Average variable rate payable		4.5%					4.5%
Debt with fixed interest rates:
Principal payable	$152.6	$153.4	$0.6	$0.6	$0.7	$0.7	$0.7	$150.1
Average fixed rate payable		3.6%	6.0%	6.0%	6.2%	6.2%	6.1%	3.5%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company

We have audited the accompanying consolidated balance sheets of Nash-Finch Company and subsidiaries as of January 3, 2009, and December 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule referenced in Part IV, Item 15(2) of this report. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash-Finch Company and subsidiaries at January 3, 2009 and December 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nash-Finch Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 11, 2009

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

Fiscal Years Ended January 3, 2009,
December 29, 2007 and December 30, 2006	2008	2007	2006

Sales	$4,703,660	$4,532,635	$4,631,629
Cost of sales	4,296,711	4,134,981	4,229,807

Gross profit	406,949	397,654	401,822

Other costs and expenses:
Selling, general and administrative	288,263	280,818	319,678
Gains on sales of real estate	—	(1,867)	(1,130)
Special charges	—	(1,282)	6,253
Goodwill impairment	—	—	26,419
Depreciation and amortization	38,429	38,882	41,451
Interest expense	21,523	23,581	26,644

Total other costs and expenses	348,215	340,132	419,315

Earnings (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	58,734	57,522	(17,493)
Income tax expense	22,574	18,742	5,835

Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	36,160	38,780	(23,328)
Earnings from discontinued operations, net of income tax expense of $102 in 2006	—	—	160
Cumulative effect of a change in accounting principle, net of income tax expense of $119 in 2006	—	—	169

Net earnings (loss)	$36,160	$38,780	$(22,999)

Basic earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$2.81	$2.88	$(1.74)
Discontinued operations, net of income tax expense	—	—	0.01
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	0.01

Net earnings (loss) per share	$2.81	$2.88	$(1.72)

Diluted earnings (loss) per share:
Continuing operations before cumulative effect of a change in accounting principle	$2.75	$2.84	$(1.74)
Discontinued operations, net of income tax expense	—	—	0.01
Cumulative effect of a change in accounting principle, net of income tax expense	—	—	0.01

Net earnings (loss) per share	$2.75	$2.84	$(1.72)

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 3,	December 29,
	2009	2007

ASSETS
Current Assets:
Cash	$824	$862
Accounts and notes receivable, net	185,943	197,807
Inventories	261,491	246,762
Prepaid expenses and other	13,909	27,882
Deferred tax assets	5,784	4,621

Total current assets	467,951	477,934
Notes receivable, net	28,353	12,429
Property, plant and equipment:
Property, plant and equipment	590,894	617,241
Less accumulated depreciation and amortization	(392,807)	(414,704)

Net property, plant and equipment	198,087	202,537
Goodwill	218,414	215,174
Customer contracts & relationships, net	24,762	28,368
Investment in direct financing leases	3,388	4,969
Other assets	13,997	9,971

Total assets	$954,952	$951,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Outstanding checks	$18,845	$8,895
Current maturities of long-term debt and capitalized lease obligations	4,032	3,842
Accounts payable	201,765	200,507
Accrued expenses	73,087	69,113
Income taxes payable	—	—

Total current liabilities	297,729	282,357
Long-term debt	246,441	278,443
Capitalized lease obligations	25,252	29,885
Deferred tax liability, net	13,940	7,227
Other liabilities	35,540	37,854
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 13,665 and 13,559 shares, respectively	22,776	22,599
Additional paid-in capital	74,836	61,446
Restricted stock	—	—
Common stock held in trust	(2,243)	(2,122)
Deferred compensation obligations	2,243	2,122
Accumulated other comprehensive income	(10,876)	(5,092)
Retained earnings	278,804	252,142
Common stock in treasury, 848 and 434 shares, respectively	(29,490)	(15,479)

Total stockholders’ equity	336,050	315,616

Total liabilities and stockholders’ equity	$954,952	$951,382

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	2008	2007	2006

Operating activities:
Net earnings (loss)	$36,160	$38,780	$(22,999)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Special charges — non cash portion	—	(1,282)	6,253
Impairment of retail goodwill	—	—	26,419
Discontinued operations	—	—	(262)
Depreciation and amortization	38,429	38,882	41,451
Amortization of deferred financing costs	1,850	817	823
Rebateable loans	2,992	2,200	3,926
Provision for bad debts	(1,292)	1,234	5,600
Provision for lease reserves	(1,832)	551	7,042
Deferred income tax expense	5,550	26,830	3,417
Gain on sale of real estate and other	(187)	(2,371)	(1,881)
LIFO charge	19,740	5,092	2,630
Asset impairments	2,555	1,869	11,443
Share-based compensation	8,792	7,786	1,166
Cumulative effect of a change in accounting principle	—	—	(288)
Deferred compensation	244	734	(226)
Other	(742)	20	(1,192)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	17,430	(11,246)	5,889
Inventories	(31,489)	(9,979)	44,619
Prepaid expenses	839	2,813	3,128
Accounts payable	(1,037)	1,924	(21,729)
Accrued expenses	3,970	1,782	(10,564)
Income taxes payable	13,048	(9,213)	(10,536)
Other assets and liabilities	(3,021)	(13,607)	(3,994)

Net cash provided by operating activities	111,999	83,616	90,135

Investing activities:
Disposal of property, plant and equipment	438	4,978	6,333
Additions to property, plant and equipment	(31,955)	(21,419)	(27,469)
Business acquired, net of cash	(6,566)	—	—
Loans to customers	(24,050)	(3,856)	(5,767)
Payments from customers on loans	1,588	1,854	2,165
Purchase of marketable securities	—	—	(233)
Sale of marketable securities	—	2	921
Corporate-owned life insurance, net	131	(46)	(320)
Other	—	—	(139)

Net cash used in investing activities	(60,414)	(18,487)	(24,509)

Financing activities:
Proceeds (payments) of revolving debt	87,300	(35,000)	(41,600)
Dividends paid	(9,229)	(9,702)	(9,611)
Proceeds from exercise of stock options	329	2,002	680
Proceeds from employee stock purchase plan	238	498	502
Repurchase of common stock	(14,348)	(14,980)	—
Payments of long-term debt	(119,255)	(626)	(16,104)
Payments of capitalized lease obligations	(3,639)	(3,834)	(2,901)
Increase (decrease) in outstanding checks	9,951	(4,441)	2,549
Payments of deferred financing costs	(3,573)	—	—
Tax benefit from exercise of stock options	603	857	68
Other	—	1	492

Net cash used in financing activities	(51,623)	(65,225)	(65,925)

Net decrease in cash	(38)	(96)	(299)
Cash at beginning of year	862	958	1,257

Cash at end of year	$824	$862	$958

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Acquisition of minority interest	$64	$—	$21

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

				Accumulated
		Additional		Other			Total
Fiscal years ended January 3, 2009,	Common	Paid-in	Retained	Comprehensive		Treasury	Stockholders’
December 29, 2007 and December 30, 2006	Stock	Capital	Earnings	Income (Loss)	Other	Stock	Equity

Balance at December 31, 2005	22,195	49,430	256,149	(4,912)	(78)	(206)	322,578

Net loss	—	—	(22,999)	—	—	—	(22,999)
Other comprehensive income							—
Deferred loss on hedging activities, net of tax of $619	—	—	—	(969)	—	—	(969)
Minimum pension liability adjustment, net of tax of $271	—	—	—	424	—	—	424

Comprehensive loss							(23,544)
Adjustment to initially apply SFAS Statement No. 158, net of tax of $559	—	—	—	875	—	—	875
Dividends declared of $.72 per share	—	—	(9,611)	—	—	—	(9,611)
Share-based compensation	1	2,679	(123)	—	—	—	2,557
Common stock issued upon exercise of options	59	621	—	—	—	—	680
Common stock issued for employee purchase plan	42	460	—	—	—	—	502
Common stock issued for performance units	45	445	—	—	—	—	490
Common stock issued to a rabbi trust	6	(6)	—	—	—	—	—
Tax benefit associated with compensation plans	—	68	—	—	—	—	68
Amortized compensation under restricted stock plan	—	—	—	—	78	—	78
Forfeiture of restricted stock	—	—	—	—	—	(293)	(293)

Balance at December 30, 2006	22,348	53,697	223,416	(4,582)	—	(499)	294,380

Net earnings	—	—	38,780	—	—	—	38,780
Other comprehensive income
Deferred loss on hedging activities, net of tax of ($295)	—	—	—	(461)	—	—	(461)
Minimum pension liability adjustment, net of tax of $180	—	—	—	281	—	—	281
Minimum other post-retirement liability adjustment, net of tax of ($211)	—	—	—	(330)	—	—	(330)

Comprehensive income							38,270
Dividends declared of $.72 per share	—	—	(9,702)	—	—	—	(9,702)
Share-based compensation	2	4,641	(352)	—	—	—	4,291
Common stock issued upon exercise of options	125	1,878	—	—	—	—	2,003
Common stock issued for employee purchase plan	40	457	—	—	—	—	497
Common stock issued for performance units	84	(84)	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	(14,980)	(14,980)
Tax benefit associated with compensation plans	—	857	—	—	—	—	857

Balance at December 29, 2007	$22,599	$61,446	$252,142	$(5,092)	$—	$(15,479)	$315,616

Net earnings	—	—	36,160	—	—	—	36,160
Other comprehensive income
Deferred loss on hedging activities, net of tax of ($745)	—	—	—	(1,165)	—	—	(1,165)
Minimum pension liability adjustment, net of tax of ($2,710)	—	—	—	(4,239)	—	—	(4,239)
Minimum other post-retirement liability adjustment, net of tax of ($243)	—	—	—	(380)	—	—	(380)

Comprehensive income							30,376
Dividends declared of $.72 per share	—	—	(9,229)	—	—	—	(9,229)
Share-based compensation	3	8,871	(269)	—	—	338	8,943
Share-based compensation modified from liability to equity based	—	3,412	—	—	—	—	3,412
Common stock issued upon exercise of options	26	415	—	—	—	—	441
Common stock issued for employee purchase plan	13	224	—	—	—	—	237
Common stock issued for performance units	135	(135)	—	—	—	—	—
Repurchase of shares	—	—	—	—	—	(14,348)	(14,348)
Forfeiture of restricted stock	—	—	—	—	—	(1)	(1)
Tax benefit associated with compensation plans	—	603	—	—	—	—	603

Balance at January 3, 2009	$22,776	$74,836	$278,804	$(10,876)	$—	$(29,490)	$336,050

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Fiscal Year

The fiscal year of Nash-Finch Company (“Nash Finch”) ends on the Saturday nearest to December 31. Fiscal 2008 consisted of 53 weeks while fiscal years 2007 and 2006 each consisted of 52 weeks. Our interim quarters consist of 12 weeks except for the third quarter which consists of 16 weeks. For fiscal 2008, the Company’s fourth quarter consisted of 13 weeks.

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

Revenue Recognition

We recognize revenue when the sales price is fixed or determinable, collectibility is reasonably assured and the customer takes possession of the merchandise.

Revenues for the food distribution segment are recognized upon delivery of the product which is typically the same day the product is shipped.

Revenues for the military segment are recognized upon the delivery of the product to the commissary or commissaries designated by the Defense Commissary Agency (DeCA), or in the case of overseas commissaries, when the product is delivered to the port designated by DeCA, which is when DeCA takes possession of the merchandise and bears the responsibility for shipping the product to the commissary or overseas warehouse.

Revenue is recognized for retail store sales when the customer receives and pays for the merchandise at the point of sale. Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs and shipping and handling fees. Advertising costs, included in cost of goods sold, are expensed as incurred and were $58.2 million, $53.7 million and $52.6 million for fiscal 2008, 2007 and 2006, respectively. Advertising income, included in cost of goods sold, was approximately $56.4 million, $55.8 million and $57.0 million for fiscal 2008, 2007 and 2006, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. Approximately 84% of our inventories were valued on the last-in, first-out (LIFO) method at January 3, 2009 and December 29, 2007. During fiscal 2008, we recorded a LIFO charge of $19.7 million compared to a $5.1 million charge in fiscal 2007 and a $2.6 million charge in fiscal 2006. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $76.1 million, $56.4 million and $51.2 million higher at January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

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

Net property, plant and equipment consisted of the following (in thousands):

	January 3,	December 29,
	2009	2007

Land	$17,281	$16,558
Buildings and improvements	196,954	194,194
Furniture, fixtures and equipment	275,888	309,040
Leasehold improvements	65,499	64,976
Construction in progress	4,453	1,654
Assets under capitalized leases	30,819	30,819

	590,894	617,241
Accumulated depreciation and amortization	(392,807)	(414,704)

Net property, plant and equipment	$198,087	$202,537

Impairment of Long-Lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We have generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. We allocate the portion of the profit retained at the servicing distribution

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to us. We consider historical performance and future estimated results in the impairment evaluation. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value; generally measured by discounting the expected future cash flows at the rate we utilize to evaluate potential investments. In fiscal 2008, 2007 and 2006, we recorded impairment charges of $2.6 million, $1.9 million and $11.4 million, respectively, within the “selling, general and administrative” line of the consolidated statements of income.

Discontinued Operations

On July 31, 1999, we sold the outstanding stock of our wholly-owned produce growing and marketing subsidiary, Nash-De Camp. Nash-De Camp had previously been reported as a discontinued operation following a fourth quarter fiscal 1998 decision to sell the subsidiary. The net earnings from discontinued operations of $0.2 million in fiscal 2006 reported within the “discontinued operations” line of the consolidated statements of income was a result of the resolution of a contingency associated with the sale.

Reserves for Self-Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker’s compensation, general and automobile liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. On a per claim basis, our exposure for workers compensation, auto liability and general liability is $0.5 million and for health insurance our exposure is $0.4 million. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. A 100 basis point change in discount rates would increase our liability by approximately $0.2 million.

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

We performed our annual impairment test of goodwill during the fourth quarter based on conditions as of the end of our third quarter in fiscal 2008 and 2007, in accordance with SFAS 142, and determined that no impairment was necessary based on the conditions at that time. During fiscal 2006 the impairment tests

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicated that our retail segment goodwill was impaired necessitating a charge of $26.4 million. The impairment was due to decreased sales and cash flows in our retail segment as a result of closing or selling retail stores and continued declines in same store sales brought about by competition from supercenters and other alternative formats.

Changes in the net carrying amount of goodwill were as follows:

	Food
	Distribution	Military	Retail	Total
	(In thousands)

Goodwill as of December 30, 2006	$121,863	$25,754	$67,557	$215,174
Goodwill as of December 29, 2007	121,863	25,754	67,557	215,174
Acquisition of retail stores	—	—	3,240	3,240

Goodwill as of January 3, 2009	$121,863	$25,754	$70,797	$218,414

Customer contracts & relationships intangibles were as follows (in thousands):

January 3, 2009
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Customer contracts and relationships	$43,082	$(18,320)	$24,762	5-20

December 29, 2007
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Customer contracts and relationships	$43,082	$(14,714)	$28,368	5-20

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	January 3, 2009
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Franchise agreements	$2,739	$(1,291)	$1,448	5-25
Non-compete agreements	416	(360)	56	5-7

	December 29, 2007
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)

Franchise agreements	$2,694	$(1,176)	$1,518	17-25
Non-compete agreements	938	(830)	108	5-7

Aggregate amortization expense recognized for fiscal 2008, 2007 and 2006 was $4.0 million, $4.4 million and $4.5 million, respectively. In fiscal 2006 we incurred an impairment charge of $2.0 million reflecting the impairment of a tradename which was deemed to have no future value. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $3.8 million, $3.6 million, $2.9 million, $2.6 million and $2.2 million for fiscal years 2009 through 2013, respectively.

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

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and to the cost of fuel in our distribution operations. Our objective in managing our exposure to changes in interest rates and the cost of fuel is to reduce fluctuations in earnings and cash flows. To achieve these objectives, from time-to time we use derivative instruments, primarily interest rate swap agreements and fuel hedges, to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment — Revised 2004,” (SFAS 123R) using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. In accordance with SFAS 123R, we estimate the fair value of share-based payment awards on the date of the grant. We use the grant date closing price per share of Nash Finch common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to its long-term incentive plan (LTIP). We use the Black-Scholes option-pricing model to estimate the fair value of stock options and a lattice model to estimate the fair value of stock appreciation rights (SARs) which contain certain market conditions. For all types of awards, the value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.

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

(3)	Special Charges

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

In fiscal 2008, no special charges or reversal of previous charges were recognized.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write-	Write-
	Down of	Down of			Other
	Tangible	Intangible	Lease		Exit
	Assets	Assets	Commitments	Severance	Costs	Total
	(In thousands)

Initial accrual	$20,596	$1,072	$14,129	$109	$588	$36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance at January 1, 2005	—	—	9,474	—	227	9,701
Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance at December 31, 2005	—	—	7,683	—	172	7,855
Change in estimates	5,516	—	737	—	—	6,253
Used in 2006	(5,516)	—	(2,087)	—	(76)	(7,679)

Balance at December 30, 2006	—	—	6,333	—	96	6,429
Change in estimates	—	—	(1,282)	—	—	(1,282)
Used in 2007	—	—	(947)	—	(1)	(948)

Balance at December 29, 2007	$—	$—	$4,104	$—	$95	$4,199
Change in estimates	—	—	—	—	—	—
Used in 2008	—	—	(855)	—	—	(855)

Balance at January 3, 2009	$—	$—	$3,249	$—	$95	$3,344

(4)	Long-Lived Asset Impairment Charges

Impairment charges of $2.6 million, $1.9 million and $11.4 million were recorded for long-lived asset impairments in fiscal 2008, 2007 and 2006, respectively. In fiscal 2006, these charges included $3.1 million of impairment charges to write off capital leases subleased to a customer who declared bankruptcy and an impairment charge of $2.0 million reflecting the impairment of a tradename which was deemed to have no future value. The remaining impairment charges primarily related to eight retail stores in 2008, seven retail stores in 2007 and 14 retail stores in fiscal 2006 that were impaired as a result of increased competition within the stores’ respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal 2008 and 2007 are comprised of the following components:

	2008	2007
	(In thousands)

Customer notes receivable, current	$8,434	$5,663
Customer accounts receivable	160,202	176,923
Other receivables	22,101	22,841
Allowance for doubtful accounts	(4,794)	(7,620)

Net current accounts and notes receivable	$185,943	$197,807

Long-term customer notes receivable	$29,090	$12,478
Allowance for doubtful accounts	(737)	(49)

Net long-term notes receivable	$28,353	$12,429

Operating results include the reversal of bad debt expense of $1.3 million during fiscal 2008 compared to bad debt expense of $1.2 million and $5.6 million during fiscal 2007 and 2006, respectively.

(6)	Long-term Debt and Bank Credit Facilities

Long-term debt at the end of the fiscal 2008 and 2007 is summarized as follows:

	2008	2007
	(In thousands)

Senior secured credit facility:
Revolving credit	$—	6,300
Term Loan B	—	118,700
Asset-backed credit agreement:
Revolving credit	93,600	—
Senior subordinated convertible debt, 3.50% due in 2035	150,087	150,087
Industrial development bonds, 5.60% to 6.00% due in various installments through 2014	2,875	3,345
Notes payable and mortgage notes, 7.95% due in various installments through 2013	474	559

Total debt	247,036	278,991
Less current maturities	(595)	(548)

Long-term debt	$246,441	278,443

Asset-backed Credit Agreement

On April 11, 2008, we entered into our credit agreement which is an asset-backed loan consisting of a $300.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $150.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at a rate equal to the base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00% and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. At January 3, 2009, $190.9 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $15.5 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

Senior Subordinated Convertible Debt

To finance a portion of the acquisition from Roundy’s, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a private placement completed on March 15, 2005. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility.

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Industrial Development Bonds and Mortgages

At January 3, 2009, land in the amount of $1.4 million and buildings and other assets with a depreciated cost of approximately $3.4 million are pledged to secure obligations under issues of industrial development bonds and mortgages.

Aggregate annual maturities of long-term debt for the five fiscal years after January 3, 2009, are as follows (in thousands):

2009	$595
2010	628
2011	670
2012	704
2013	94,312
Thereafter	150,127

Total	$247,036

Interest paid was $18.7 million, $22.0 million and $26.3 million in fiscal 2008, 2007 and 2006, respectively.

(7)	Derivative Instruments

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel. Our objective in managing our

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure to changes in interest rates and commodity prices is to reduce fluctuations in earnings and cash flows. To achieve these objectives, from time-to-time we use derivative instruments, primarily interest rate and commodity swap agreements, to manage risk exposures when appropriate, based on market conditions. We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

As of January 3, 2009, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate

$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%

Interest rate swap agreements outstanding at January 3, 2009 and their fair values are summarized as follows:

January 3,
(In thousands, except percentages)	2009

Notional amount (pay fixed/receive variable)	$52,500
Fair value (liability)	(1,911)
Average receive rate for effective swaps	2.6%
Average pay rate for effective swaps	3.4%

At December 29, 2007, there were no outstanding interest rate swap agreements.

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

As of January 3, 2009, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during fiscal 2008 expired during the first quarter and was settled for fair market value. Pre-tax gains of $0.4 million were recorded as a reduction to cost of sales during fiscal 2007.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into a fixed price fuel supply agreements to support our food distribution segment. Effective January 1, 2009, we entered into an agreement which requires us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement is for one year. During fiscal 2007 and 2008 we had a fixed price fuel supply agreement which required us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. The term of the agreement began on February 1, 2007, and expired on December 31, 2007. These fixed price fuel agreements qualified for the “normal purchase” exception under SFAS 133, therefore the fuel purchases under these contracts are expensed as incurred as an increase to cost of sales.

(8)	Income Taxes

Total income tax expense is allocated as follows:

	2008	2007	2006
	(In thousands)

Income tax expense from continuing operations	$22,574	$18,742	$5,835
Tax effect of discontinued operations	—	—	102
Tax effect of change in accounting principle	—	—	119

Total income tax expense	$22,574	$18,742	$6,056

Income tax expense from continuing operations is made up of the following components:

	2008	2007	2006
	(In thousands)

Current:
Federal	$12,414	$(493)	$2,770
State	1,656	337	85
Tax credits	(130)	(97)	(226)
Deferred:
Federal	8,014	17,443	2,963
State	620	1,552	243

Total	$22,574	$18,742	$5,835

Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	(35.0)%
State taxes, net of federal income tax benefit	4.0%	3.9%	2.5%
Non-deductible goodwill	0.0%	0.0%	54.8%
Change in tax contingencies	1.0%	(4.7)%	9.7%
Other net	(1.6)%	(1.6)%	1.4%

Effective tax rate	38.4%	32.6%	33.4%

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 3,	December 29,
	2009	2007
	(In thousands)

Deferred tax assets:
Compensation related accruals	$12,528	$10,425
Reserve for bad debts	2,200	2,765
Reserve for store shutdown and special charges	1,671	1,994
Workers compensation accruals	3,253	3,527
Pension accruals	6,347	3,608
Reserve for future rents	3,123	5,149
Other	3,918	3,709

Total deferred tax assets	33,040	31,177

Deferred tax liabilities:
Property, plant and equipment	5,431	4,246
Intangible assets	16,727	12,810
Inventories	11,571	12,516
Convertible debt interest	11,387	8,069
Other	1,448	2,024

Total deferred tax liabilities	46,564	39,665

Net deferred tax asset (liability)	$(13,524)	$(8,488)

Our income tax expense from continuing operations was $22.6 million, $18.7 million and $5.8 million for fiscal years 2008, 2007 and 2006, respectively. The income tax rate from continuing operations for fiscal 2008 was 38.4% compared to 32.6% for fiscal 2007 and 33.4% for fiscal 2006. The effective income tax rate for fiscal 2008 and 2007 represented income tax expense incurred on pre-tax income from continuing operations. The effective income tax rate for fiscal 2006 represented income tax expense incurred on pre-tax loss from continuing operations. The effective tax rate for fiscal 2008 was impacted by the reversal of previously unrecognized tax benefits of $2.6 million, the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions, a refund on a claim made with the Internal Revenue Service of $1.2 million and an increase in reserves of $2.7 million.

Net income taxes paid were $0.8 million, $12.1 million, and $13.2 million during fiscal 2008, 2007 and 2006, respectively. Income tax benefits recognized through stockholders’ equity were $0.6 million, $0.9 million and $0.1 million during fiscal years 2008, 2007 and 2006, respectively, as compensation expense for tax purposes were in excess of amounts recognized for financial reporting purposes.

At January 3, 2009, the total amount of unrecognized tax benefits was $9.4 million compared to $9.2 million at December 29, 2007. The net increase in unrecognized tax benefits of $0.2 million since December 29, 2007 was comprised of the following: $2.6 million due to a decrease in the unrecognized tax benefits relating to prior period tax positions and $2.8 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period. The net reduction in unrecognized tax benefits of $12.4 million during the year ended December 29, 2007, was comprised of the following: $5.7 million due to the reduction of unrecognized tax benefits as a result of the expiration of the applicable statutes of limitation, $9.1 million due to a decrease in the unrecognized tax benefits relating to prior period tax positions and

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.3 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period.

The following table summarizes the activity related to our unrecognized tax benefits under FIN 48:

($ in thousands)

Unrecognized tax benefits — opening balance at 12/30/07	$9,281
Increases related to current year tax period	2,740
Decreases related to prior year tax periods	(2,583)
Lapse of statute of limitations	—

Unrecognized tax benefits — ending balance 1/03/09	$9,438

($ in thousands)

Unrecognized tax benefits — opening balance at 12/31/06	$21,844
Increases related to current year tax period	2,286
Decreases related to prior year tax periods	(9,117)
Lapse of statute of limitations	(5,732)

Unrecognized tax benefits — ending balance 12/29/07	$9,281

The total amount of tax benefits that if recognized would impact the effective tax rate was $3.3 million at January 3, 2009 and $2.7 million at December 29, 2007. The accrual for potential penalties and interest related to unrecognized tax benefits did not materially change during 2008, and in total, as of January 3, 2009, is $2.0 million. The accrual for potential penalties and interest related to unrecognized tax benefits decreased by $1.7 million during fiscal 2007.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2003 and prior.

(9)	Share-based Compensation Plans

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is to be recognized as expense over the requisite service period. Share-based compensation expense recognized in our consolidated statements of income for fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, included compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Share-based compensation expense recognized in the consolidated statements of income for years ended January 3, 2009, December 29, 2007, and December 30, 2006, was based on awards ultimately expected

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to vest, and therefore has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. As such, during the first fiscal quarter of 2006, we recorded a cumulative effect for a change in accounting principle of $0.2 million in benefit, net of tax, as a result of estimating forfeitures for our Long-Term Incentive Program (LTIP). The effect to earnings per share was a $0.01 increase in the period of adoption.

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

No options were granted during the years ended January 3, 2009, December 29, 2007 or December 30, 2006. The weighted-average grant date fair value of stock options granted during the year ended January 1, 2005 was $9.88. The following assumptions were used to estimate the fair value using the Black-Scholes single option pricing model as of the grant date for the last options granted during fiscal year 2004:

Assumptions	2004

Weighted-average risk-free interest rate	3.40%
Expected dividend yield	1.56%
Expected option lives	2.5 years
Expected volatility	67%

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable options under the 2000 Plan as of January 3, 2009 (number of shares in thousands):

	Options Outstanding & Exercisable
		Weighted Average	Weighted
	Number	Remaining	Average
Range of	of Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (in years)	Price

24.55	8.0	0.52	$24.55
35.36	10.0	0.86	35.36

	18.0	0.71	$30.56

The aggregate intrinsic value of the options outstanding as of January 3, 2009, was $0.3 million. All remaining options outstanding as of January 3, 2009 were exercisable and had a weighted average remaining contractual term of 0.7 years.

Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), RSUs and Stock Appreciation Rights (SARS).

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

The Committee made the following additional amendments to those plans at its February 2008 meeting; (1) removing the plan participant’s option to receive payout of the award in cash; instead requiring that all awards be paid in stock; and (2) automatically deferring settlement of stock payouts to senior vice presidents, executive vice presidents and the CEO until 30 days following termination of their employment or until six months after termination of their employment if they are determined to be “specified employees” under 409A(a)(2)(B)(i) of the Internal Revenue Code of 1986. The above modifications resulted in replacement of the previously outstanding liability awards with equity awards as defined by SFAS 123(R). Therefore, the total expense recognized over the remaining service (vesting) period of the awards will equal the grant date fair value times number of shares that ultimately vest. The Company estimates expected forfeitures in determining the compensation expense recorded each period. The Company recorded $0.1 million of incremental compensation cost during fiscal 2008 as a result of modifying the 2006 and 2007 LTIP awards. The incremental compensation cost is attributable to a small increase in the number of units issued as replacement for the original 2006 units due to the effect of a lower market price per share on the calculation of the targeted payout. As of January 3, 2009, the modification of the performance metrics did not impact the expected payout under the 2006 and 2007 plans and therefore had no impact on compensation cost recorded for the LTIP.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter 2008, units were granted pursuant to our 2008 LTIP. Depending on our ranking on compound annual growth rate for Consolidated EBITDA among the companies in the peer group and our free cash flow return on net assets performance against targets established by the Committee for the 2008 awards, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense equal to the grant date fair value (for shares expected to vest) is recorded over the three-year vesting period.

We also maintained the 1999 Employee Stock Purchase Plan under which our employees could purchase shares of our common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of our common stock at the beginning or end of such offering period. Employees purchased 18,456 and 27,544 in fiscal 2007 and 2006, respectively, under this plan. Compensation expense related to this plan of $0.2 million was recognized in each of fiscal 2007 and 2006. This plan was terminated effective January 1, 2008.

During fiscal 2008, 2007 and 2006, restricted stock units (RSUs) were awarded to certain executives of the Company, including Alec C. Covington, our President and Chief Executive Officer. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents.

On February 27, 2007, Mr. Covington was granted a total of 152,500 RSUs under the Company’s 2000 Stock Incentive Plan. The new RSU grant replaced a previous grant of 100,000 performance units awarded to Mr. Covington when he joined the Company in 2006. The previous 100,000 unit grant has been cancelled. The new grant delivers additional equity in lieu of the cash “tax gross up” payment included in the previous award; therefore no cash outlay will be required by the Company. Vesting of the new RSU grant to Mr. Covington will occur over a four year period, assuming Mr. Covington’s continued employment with Nash Finch. However, Mr. Covington will not receive the stock until six months after the termination of his employment, whenever that may occur. At the date of the modification, the Company deemed it improbable that the performance vesting conditions of the original awards would be achieved and therefore was not accruing compensation expense related to the original grant. Accordingly, the replacement of the previous grant had no immediate financial impact but resulted in incremental compensation cost in periods subsequent the modification due to the expectation that the replacement awards will vest. As of January 3, 2009, the Company has recognized cumulative compensation expense related to the modified awards of $2.6 million versus $1.5 million that would have been recorded for the original awards based on actual and forecast performance relative to the performance vesting conditions. The Company expects to record total compensation $4.7 million for the replacement awards over the 4-year vesting period compared with $2.1 million for the original awards.

On December 17, 2008, in connection with the Company’s announcement of its planned acquisition of certain military distribution assets of GSC Enterprises, Inc. (GSC) as discussed in Note 18 — Subsequent Event — Acquisition , eight executives of the Company were granted a total of 267,345 stock appreciation rights (SARs) with a per share price of $38.44. The SARs are eligible to become vested during the 36 month period commencing on closing of the acquisition of the GSC assets which was January 31, 2009. The SARs will vest on the first business day during the vesting period that follows the date on which the average of the closing prices on NASDAQ for a share of Nash Finch common stock for the previous 90 days is at least $55.00 or a change in control occurs following the six month anniversary of the grant date or termination of the executive’s employment due to death or disability. Upon vesting and exercise, the Company will award the executive a number of shares of restricted stock equal to (a) the product of (i) the number of shares with respect to which the SAR is exercised and (ii) the excess, if any, of (x) the fair market value per share of common stock on the date of exercise over (y) the base price per share relating to such SAR, divided by (b) the fair market value of a share of common stock on the date such SAR is exercised. The restricted stock shall vest on the first anniversary of the date of exercise so long as the executive remains continuously employed with the Company.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of Stock Appreciation Rights (SARs) is estimated on the date of grant using a modified binomial lattice model which factors in the market and service vesting conditions. The modified binomial lattice model used by the Company incorporates a risk-free interest rate based on the 5-year treasury rate on the date of the grant. The model uses an expected volatility calculated as the daily price variance over 60, 200 and 400 days prior to grant date using the Fair Market Value (average of daily high and low market price of Nash Finch common stock) on each day. Dividend yield utilized in the model is calculated by the Company as the average of the daily yield (as a percent of the Fair Market Value) over 60, 200 and 400 days prior to the grant date. The modified binomial lattice model calculated a fair value of $8.44 per SAR which will be recorded over a derived service period of 3.55 years.

The following assumptions were used to determine the fair value of SARs during fiscal 2008:

Assumptions — SARs Valuation	2008

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 day average)	$55.00
Contractual term	5.1 years

Share-based compensation recognized under SFAS 123R for the year ended January 3, 2009, was $8.8 million. Share-based compensation was $7.8 million during 2007 and $1.2 million in fiscal 2006 (excluding the cumulative effect of the accounting change.) Share-based compensation amounts are included in selling, general & administrative expense lines of our consolidated statements of income.

The following tables summarize activity in our share-based compensation plans during the fiscal year ended January 3, 2009:

					Weighted
		Weighted		Restricted	Average
		Average		Stock	Remaining
	Stock	Option		Awards/	Restriction/
	Option	Price per	Intrinsic	Peformance	Vesting Period
	Shares	Share	Value	Units	(in years)
	(In thousands, except per share amounts)

Outstanding at December 29, 2007	35.1	$25.85		907.0	1.9
Granted	—			403.1
Exercised/restrictions lapsed*	(15.5)			(98.2)
Forfeited/cancelled	(1.6)			(285.9)

Outstanding at January 3, 2009	18.0	30.56	$276.9	926.0	1.3

Shares expected to vest	18.0	$30.56	$—	840.3	1.8

Exercisable/unrestricted at December 29, 2007	28.1	$25.40		168.3

Exercisable/unrestricted at January 3, 2009	18.0	$30.56	$276.9	300.5

*	The “exercised/restrictions lapsed” amount above under Restricted Stock Awards/Performance Units excludes 82,433 RSUs held by Alec Covington and 25,952 RSUs held by Robert Dimond that vested during

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2008, respectively. Mr. Covington and Mr. Dimond elected to defer the shares until after their employment with the Company ends.

Weighted
	Stock	Average
	Appreciation	Base/Exercise
	Rights	Price Per SAR
(In thousands, except per
share amounts)

Outstanding at December 29, 2007	—
Granted	267.3	$38.44
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at January 3, 2009	267.3	38.44

Shares expected to vest	240.6	38.44

Exercisable/unrestricted at December 29, 2007	—

Exercisable/unrestricted at January 3, 2009	—

The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $37.35, $32.86 and $23.57 during fiscal years 2008, 2007 and 2006, respectively. The weighted-average grant-date fair value of equity based SARs granted during 2008 was $8.44 per SAR.

The following tables present the non-vested equity awards, including options, restricted stock/performance units including LTIP, and stock appreciation rights.

		Weighted	Restricted
		Average	Stock Awards/
		Fair	Performance	Weighted
	Stock	Value at	Units	Average Fair
	Option	Date of	(including	Value at Date
	Shares	Grant	LTIP)	of Grant
	(In thousands, except per share amounts)

Non-vested at December 29, 2007	7.0	$11.11	505.4	$28.86
Granted**	—	—	403.1	37.35
Vested/restrictions lapsed	(5.3)	12.35	(230.4)	33.38
Forfeited/cancelled	(1.7)	7.10	(52.6)	35.76

Non-vested at January 3, 2009	—	$—	625.5	$32.24

**	The December 29, 2007 balance above for “Restricted Stock Awards/Performance Units (including LTIP)” and the “Forfeited/cancelled” amount excludes 233,271 units that were classified as liability awards at 12/29/2007 that were replaced with equity awards during 2008. The replacement awards are included in the “Granted” amount to arrive at the final non-vested balance outstanding as of January 3, 2009.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted
	Stock	Average Fair
	Appreciation	Value at Date
	Rights	of Grant
(In thousands, except per
share amounts)

Non-vested at December 29, 2007	—	$—
Granted	267.3	8.44
Vested/restrictions lapsed	—	—
Forfeited/cancelled	—	—

Non-vested at January 3, 2009	267.3	$8.44

The total grant date fair value of stock options that vested during the year was $0.1 million, $0.1 million and $0.3 million for fiscal 2008, 2007 and 2006, respectively. The total grant date fair value for all other share-based awards that vested during the year was $6.7 million, $1.7 million and $1.1 million for fiscal 2008, 2007 and 2006, respectively. As of January 3, 2009, the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was nil for stock options, $13.0 million for performance units and $2.3 million for stock appreciation rights. The costs are expected to be recognized over a weighted-average period of 1.9 years for the restricted stock and performance units and 3.5 years for stock appreciation rights.

Cash received from employees’ resultant from our share-based compensation plans was $0.6 million, $2.5 million and $1.2 million for the fiscal 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from share-based compensation plans was $0.7 million, $1.0 million and $0.1 million for the fiscal years 2008, 2007 and 2006, respectively. The intrinsic value of stock options exercised was $0.3 million in 2008, $1.1 million in 2007 and $0.2 million in 2006. The value of share-based liability awards paid during 2008 was $0.8 million related to settlement of units outstanding for 2005 LTIP grants. No liability awards were settled during fiscal 2007 or 2006.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	2008	2007	2006
	(In thousands, except per
	share amounts)

Numerator:
Earnings (loss) from continuing operations	$36,160	$38,780	$(23,328)

Denominator:
Denominator for basic earnings per share (weighted- average shares)	12,886	13,479	13,382
Effect of dilutive options and awards	275	163	—

Denominator for diluted earnings per share (adjusted weighted-average shares)	13,161	13,642	13,382

Basic earnings (loss) per share from continuing operations	$2.81	$2.88	$(1.74)

Diluted earnings (loss) per share from continuing operations	$2.75	$2.84	$(1.74)

Weighted-average anti-dilutive options excluded from calculation	—	23	205

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

Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan were settled in shares of common stock during fiscal 2008. Other performance and RSUs granted during 2006, 2007 and 2008 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For fiscal 2008, approximately 121,000 shares related to the LTIP and 150,000 shares related to RSUs were included under “effect of dilutive options and awards” in the calculation of diluted EPS.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Leases

A substantial portion of our store and warehouse properties are leased. The following table summarizes assets under capitalized leases:

	2008	2007
	(In thousands)

Building and improvements	$30,819	$30,819
Less accumulated amortization	(24,851)	(23,884)

Net assets under capitalized leases	$5,968	$6,935

Total future minimum sublease rents receivable related to operating and capital lease obligations as of January 3, 2009, are $30.7 million and $9.4 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At January 3, 2009, our future minimum rental payments under non-cancelable leases (including properties that have been subleased) are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)

2009	$21,514	$6,348
2010	17,873	6,201
2011	14,245	4,878
2012	12,502	4,703
2013	7,811	4,097
Thereafter	23,262	21,003

Total minimum lease payments	$97,207	$47,230

Less imputed interest (rates ranging from 8.3% to 24.6)%		18,542

Present value of net minimum lease payments		28,688
Less current maturities		(3,436)

Capitalized lease obligations		$25,252

Total rental expense under operating leases for fiscal 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(In thousands)

Total rentals	$40,822	$40,457	$43,612
Less: real estate taxes, insurance and other occupancy costs	(3,614)	(3,206)	(2,906)

Minimum rentals	37,208	37,251	40,706
Contingent rentals	(108)	(19)	(18)
Sublease rentals	(8,611)	(10,061)	(10,789)

	$28,489	$27,171	$29,899

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Concentration of Credit Risk

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

As of January 3, 2009, we have guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $15.1 million. In the normal course of business, we also sublease and assign to third parties various leases. As of January 3, 2009, we estimate that the present value of our maximum potential obligation, net of reserves, with respect to the subleases to be approximately $26.2 million and assigned leases to be approximately $10.1 million.

During fiscal 2008 and 2007, we entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $11.5 million, which is included in the $15.1 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by FIN 45, a liability representing the fair value of the obligations assumed under the guarantees of $1.3 million is included in the accompanying consolidated financial statements for the guarantees entered into during 2008 and 2007.

(13)	Fair Value of Financial Instruments

The estimated fair value of notes receivable approximates the carrying value at January 3, 2009 and December 29, 2007. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of our long-term debt, including current maturities, was $246.2 million and $276.8 million at January 3, 2009 and December 29, 2007, respectively, utilizing discounted cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements. Effective January 1, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis.

The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Quoted prices, other than quoted prices included in Level 1, that are observable for the assets or liabilities, either directly or indirectly.

Level 3:  Inputs that are unobservable for the assets or liabilities.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of January 3, 2009, we have recorded a fair value liability of $1.9 million in relation to our outstanding interest rate swap agreements.

(14)	Commitments and Contingencies

Roundy’s Supermarkets, Inc. v. Nash Finch

On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million that Roundy’s claims is due under the APA as a purchase price adjustment. We answered the complaint denying any payment was due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demand damages from Roundy’s in excess of $18.0 million.

On or about March 25, 2008, Roundy’s filed a motion for judgment on the pleadings with respect to some, but not all, of the claims, asserted in our counterclaim. On May 27, 2008, we filed an amended counterclaim which rendered Roundy’s motion moot. The amended counterclaim asserts claims against Roundy’s for, among other things, breach of contract, fraud, and breach of the duty of good faith and fair dealing. Our counterclaim demands damages from Roundy’s in excess of $18.0 million. Roundy’s filed an answer to the counterclaims denying liability, and subsequently moved to dismiss our counterclaims. The Court denied the motion in part and granted the motion in part. We intend to vigorously defend against Roundy’s complaint and to vigorously prosecute our claims against it.

Due to uncertainties in the litigation process, the Company is unable to estimate with certainty the financial impact or outcome of this lawsuit.

Other

We are also engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

(15)	Long-Term Compensation Plans

We have a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Profit sharing contributions, determined by the Board of Directors, are made to a noncontributory profit sharing trust based on profit performance. Effective January 1, 2003, we added a match to the 401(k) feature of this plan, which was subsequently amended effective January 1, 2008, whereby we will make an annual matching contribution to each participant’s plan account. The annual matching contribution provides that we will match 100% of the participant’s contributions up to 3% of the participant’s eligible compensation for the year. In the event the participant’s contributions exceed 3% of their eligible compensation for the year, we will match 50% of the next 2% of the participant’s eligible compensation for the year. The contribution expense for our matching contributions to the 401(k) plan will reduce dollar for dollar the profit sharing contributions that would otherwise be made to the profit sharing plan. Total profit sharing expense (including the matching contribution) was $7.9 million, $6.1 million and $2.8 million for fiscal 2008, 2007 and 2006, respectively.

On January 1, 2000, we adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers. On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year. Benefits payable under the SERP

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

typically vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages. In February 2007, our Board of Directors fully vested the SERP account of Alec C. Covington, our President and Chief Executive Officer. Compensation expense related to the plan was $0.8 million in fiscal 2008, $0.7 million in fiscal 2007 and $0.5 million in fiscal 2006.

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

(16)	Pension and Other Post-retirement Benefits

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated other comprehensive income at January 3, 2009, consists of the following amounts that have not yet been recognized in net periodic benefit cost:

		Other Post-
		Retirement
	Pension	Benefits	Total
	(In thousands)

Unrecognized prior service credits	$—	$(133)	$(133)
Unrecognized actuarial losses (gains)	16,190	(137)	16,053

Unrecognized net periodic benefit cost	16,190	(270)	15,920
Less deferred taxes	(6,314)	105	(6,209)

Total	$9,876	$(165)	$9,711

Accumulated other comprehensive income at December 29, 2007, consisted of the following amounts that had not yet been recognized in net periodic benefit cost:

		Other Post-
		Retirement
	Pension	Benefits	Total
	(In thousands)

Unrecognized prior service credits	$(2)	$(778)	$(780)
Unrecognized actuarial losses (gains)	9,243	(115)	9,128

Unrecognized net periodic benefit cost	9,241	(893)	8,348
Less deferred taxes	(3,604)	348	(3,256)

Unrecognized net periodic benefit cost	$5,637	$(545)	$5,092

The prior service costs (credits) and actuarial losses (gains) included in other comprehensive income and expected to be recognized in net periodic cost during the fiscal year ended January 2, 2010 are as follows:

		Other Post-
		Retirement
	Pension	Benefits
	(In thousands)

Unrecognized prior service (credits)	$—	$(82)
Unrecognized actuarial losses (gains)	1,370	(5)

Total	$1,370	$(87)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the actuarial present value of benefit obligations and funded status of the curtailed pension plan and curtailed post-retirement benefits for the years ended.

	Pension Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
	(In thousands)

Funded Status
Projected benefit obligation
Beginning of year	$(39,037)	$(40,351)	$(894)	$(1,164)
Interest cost	(2,252)	(2,340)	(46)	(56)
Participant contributions	—	—	(86)	(134)
Plan amendments	—	—	—	—
Actuarial gain	(485)	529	25	110
Benefits paid	3,210	3,125	156	350

End of year	(38,564)	(39,037)	(845)	(894)

Fair value of plan assets
Beginning of year	35,380	34,877	—	—
Actual return on plan assets	(4,590)	2,017	—	—
Employer contributions	1,079	1,612	70	216
Participant contributions	—	—	86	134
Benefits paid	(3,210)	(3,126)	(156)	(350)

End of year	28,659	35,380	—	—

Funded status	(9,905)	(3,657)	(845)	(894)

Accumulated benefit obligation	$(38,564)	$(39,037)	$(845)	$(894)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(In thousands)

Current liabilities	$—	$—	$(160)	$(179)
Non-current liabilities	(9,905)	(3,657)	(685)	(715)
Deferred taxes	6,314	3,604	(105)	(349)
Accumulated other comprehensive income (loss)	9,876	5,637	(165)	(545)

Net amount recognized	$6,285	$5,584	$(1,115)	$(1,788)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost (income)

The aggregate costs for our retirement benefits included the following components:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(In thousands)

Interest cost	$2,252	$2,340	$2,267	$47	$56	$70
Expected return on plan assets	(2,410)	(2,307)	(2,347)	—	—	—
Amortization of prior service cost	(2)	(15)	(15)	(645)	(645)	(593)
Recognized actuarial loss (gain)	539	237	307	(2)	(7)	(4)

Net periodic benefit cost (gain)	$379	$255	$212	$(600)	$(596)	$(527)

Assumptions

Weighted-average assumptions used to determine benefit obligations at January 3, 2009 and December 29, 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	6.30%	6.00%	6.30%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended January 3, 2009 and December 29, 2007:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Discount rate	6.0%	6.0%	6.0%	6.0%
Expected return on plan assets	7.0%	7.0%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed health care cost trend rates were as follows:

	January 3,	December 29,
	2009	2007

Current year trend rate	10.00%	8.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2014	2011

Assumed health care cost trend rates have an effect on the fiscal 2008 amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Effect on total of service and interest cost components	$1	$(1)
Effect on post-retirement benefit obligation	9	(8)

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

Pension Plan Investment Policy, Strategy and Assets

Our investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The targeted allocation of assets is 30% Equity securities and 70% debt securities. The pension plan’s weighted-average asset allocation by asset category is as follows:

	January 3,	December 29,
	2009	2007

Equity securities	27%	39%
Debt securities	18%	15%
Guaranteed investment contract	55%	46%
Cash	0%	0%

Estimated Future Benefits Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other
Year	Benefits	Benefits

2009	$3,123	$160
2010	2,956	114
2011	2,737	119
2012	2,666	103
2013	2,688	93
2014 or later	13,989	232

	$28,159	$821

Expected Long-Term Rate of Return

The expected return assumption was based on asset allocations and the expected return and risk components of the various asset classes in the portfolio. This assumption is assumed to be reasonable over a long-term period that is consistent with the liabilities. Management has reviewed these assumptions and takes responsibility for the valuation of pension assets and obligations.

Employer Contributions

Pension Plan

We anticipate making contributions of $3.6 million during the measurement year ending December 31, 2009.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-Employer Plans

Approximately 5.5% of our employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. We do not have the information available to reasonably estimate our share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $3.4 million in each of fiscal 2008, 2007 and 2006.

(17)	Segment Information

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

We evaluate segment performance and allocate resources based on profit or loss before income taxes, general corporate overhead, interest and restructuring charges. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies except we account for inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at our distribution centers related to corporate- owned stores is allocated to the retail segment. Certain revenues and costs from our distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the food distribution segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2008, 18% of such warehouse operational profits were allocated to the retail operations compared to 19% and 23% in fiscal 2007 and 2006, respectively.

Major Segments of the Business
Year End January 3, 2009
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,740,462	$1,360,741	$602,457	$4,703,660
Inter-segment revenue	307,591	—	—	307,591
Interest revenue	(8)	—	—	(8)
Interest expense (including capitalized lease interest)	(7)	—	3,278	3,271
Depreciation expense	9,359	2,039	6,769	18,167
Segment profit	100,275	49,125	21,335	170,735
Assets	451,222	150,151	99,128	700,501
Expenditures for long-lived assets	6,131	3,395	12,835	22,361

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

Major Segments of the Business
Year End December 30, 2006
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,787,669	$1,195,041	$648,919	$4,631,629
Inter-segment revenue	332,067	—	—	332,067
Interest revenue	(53)	—	—	(53)
Interest expense (including capitalized lease interest)	(51)	—	2,840	2,789
Depreciation expense	10,966	1,876	6,915	19,757
Segment profit	75,790	40,526	20,813	137,129
Assets	412,062	143,214	98,821	654,097
Expenditures for long-lived assets	9,097	4,091	3,034	16,222

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation (In thousands)

	2008	2007	2006

Revenues
Total external revenue for segments	$4,703,660	$4,532,635	$4,631,629
Inter-segment revenue from reportable segments	307,591	300,290	332,067
Elimination of inter-segment revenues	(307,591)	(300,290)	(332,067)

Total consolidated revenues	$4,703,660	$4,532,635	$4,631,629

Profit (Loss)
Total profit for segments	$170,735	$152,672	$137,129
Unallocated amounts:
Adjustment of inventory to LIFO	(19,740)	(5,092)	(2,630)
Unallocated corporate overhead	(92,261)	(91,340)	(119,320)
Goodwill impairment	—	—	(26,419)
Special charge	—	1,282	(6,253)

Income (Loss) from continuing operations before income taxes	$58,734	$57,522	$(17,493)

Assets
Total assets for segments	$700,501	$669,478	$654,097
Unallocated corporate assets	331,186	338,860	352,064
Adjustment of inventory to LIFO	(76,110)	(56,369)	(51,278)
Elimination of intercompany receivables	(625)	(587)	(580)

Total consolidated assets	$954,952	$951,382	$954,303

Other Significant Items-2008 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation and amortization	$18,167	$20,262	$38,429
Interest expense	3,271	18,252	21,523
Expenditures for long-lived assets	22,361	9,594	31,955

Other Significant Items-2007 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation and amortization	$18,326	$20,556	$38,882
Interest expense	2,832	20,749	23,581
Expenditures for long-lived assets	9,916	11,503	21,419

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Items-2006 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation and amortization	$19,757	$21,694	$41,451
Interest expense	2,789	23,855	26,644
Expenditures for long-lived assets	16,222	11,247	27,469

The reconciling items to adjust expenditures for depreciation, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. Our market areas are in the Midwest, Mid-Atlantic, Great Lakes and Southeast United States.

(18)	Subsequent Event — Acquisition

On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas serving military commissaries and exchanges, the business conducted by GSC Enterprises out of those distribution centers involving the customers of the three purchased distribution centers, any inventory at the purchased facilities and all customer contracts related to the purchased facilities. The Company also assumed certain trade payables, accrued expenses and receivables associated with the assets being acquired.

The aggregate purchase price paid was approximately $78.0 million in cash, and is subject to customary post-closing adjustments based upon changes in the working capital of the purchased businesses through the closing date.

The three distribution centers represent approximately $768.8 million in annual food distribution sales. No facility closures are expected given the strategic fit of these distribution centers into the Company’s network.

The acquisition funded by the Company’s asset-backed credit agreement, the aggregate commitments under which were increased by an amount equal to $40.0 million.

NASH FINCH COMPANY AND SUBSIDIARIES

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts and percent to sales)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	12 Weeks		12 Weeks		16 Weeks		13 Weeks	12 Weeks
	2008	2007	2008	2007	2008	2007	2008	2007

Sales	$1,021,910	$1,032,243	$1,042,388	$1,063,974	$1,436,490	$1,367,116	$1,202,872	$1,069,302
Cost of sales	929,296	941,522	948,100	967,892	1,314,325	1,245,731	1,104,990	979,836
Gross profit	92,614	90,721	94,288	96,082	122,165	121,385	97,882	89,466
Earnings from continuing operations before income taxes	17,364	9,485	14,946	17,304	14,520	18,237	11,904	12,496
Income tax expense	6,087	4,197	4,838	7,697	5,926	2,832	5,723	4,016
Net earnings	11,277	5,288	10,108	9,607	8,594	15,405	6,181	8,480
Net earnings as percentage of sales	1.10%	0.51%	0.97%	0.90%	0.60%	1.13%	0.51%	0.79%
Basic earnings per share	$0.87	$0.39	$0.79	$0.71	$0.67	$1.14	$0.48	$0.63
Diluted earnings per share	$0.85	$0.39	$0.77	$0.70	$0.65	$1.12	$0.47	$0.62

Significant items by quarter include the following:

1.	Reversal of $4.9 million of previously established tax reserves during third quarter of 2007.

2.	Retail store impairments and lease reserve charges of $0.1 million, $1.1 million, $1.3 million and $0.1 million in the first, second, third and fourth quarters, respectively, of 2007.

3.	Net decrease in special charges of $1.3 million in the second quarter of 2007.

4.	Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments of $0.5 million and $2.6 million in the third and fourth quarter, respectively, of 2007.

5.	Gain on sales of assets of $0.7 million in the second quarter of 2007.

6.	Year-over-year increase in non-cash LIFO charges of $0.3 million, $1.6 million, $7.3 million and $5.5 million in the first, second, third and fourth quarters, respectively, of 2008.

7.	Reversal of bad debt and lease reserves related to food distribution customers of $3.0 million and $0.3 million in the first and fourth quarters, respectively, of 2008.

8.	Gain on the sale of intangible assets of $0.2 million and $0.4 million in the first and third quarters, respectively, of 2008.

9.	Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments of $0.1 million in the first quarter of 2008.

10.	Retail store impairments and lease reserves of $0.3 million, $0.3 million and $0.6 million in the first, second and third quarters, respectively, of 2008.

11.	Write-off of deferred financing costs of $1.0 million in the second quarter of 2008.

12.	Acquisition costs of $0.5 million in the fourth quarter of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2009. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of January 3, 2009.

Our internal control over financial reporting as of January 3, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their below included report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company

We have audited Nash-Finch Company’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nash-Finch Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nash-Finch Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nash-Finch Company and subsidiaries as of January 3, 2009, and December 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 11, 2009

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Proposal Number 3: Election of Directors — Information About Directors and Nominees,” “Proposal Number 3: Election of Directors — Information About the Board of Directors and Its Committees,” “Corporate Governance — Governance Guidelines,” “Corporate Governance — Director Candidates” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2009 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Proposal Number 3: Election of Directors — Compensation of Directors,” “Proposal Number 3: Election of Directors — Compensation and Management Development Committee Interlocks and Insider Participation” and “Executive Compensation and Other Benefits” of our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch’s equity compensation plans in effect as of January 3, 2009:

Equity Compensation Plan Information

					Number of Securities
	Number of Securities to				Remaining Available for
	be Issued Upon		Weighted-Average		Future Issuance Under Equity
	Exercise of		Exercise Price of		Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	1,185,403	(1)	$37.94	(2)	274,888	(3)
Equity compensation plans not approved by security holders	16,471		—		29,021	(4)

	1,201,874		$37.94		303,909

(1)	Includes stock options, stock appreciation rights, restricted stock units and performance units awarded under the 2000 Stock Incentive Plan (“2000 Plan”) and share units acquired by directors under the 1997 Non-Employee Director Stock Compensation Plan (“1997 Director Plan”) net of 23,301 outstanding shares held by a benefits protection trust with respect to such share units.

(2)	Each share unit acquired through the deferral of director compensation under the 1997 Director Plan and each performance unit granted under the 2000 Plan is payable in one share of Nash Finch common stock following the participant’s termination of service as an officer or director. As they have no exercise price, the Share units and performance units outstanding at January 3, 2009 are not included in the calculation of the weighted average exercise price.

(3)	The following numbers of shares remained available for issuance under each of our equity compensation plans at January 3, 2009. Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award

2000 Plan	225,731	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
1997 Director Plan	36,652	Share units
Employee Stock Purchase Plan	12,505	Stock options (IRC §423 plan)

The Employee Stock Purchase Plan was terminated on January 1, 2008.

(4)	Shares remaining available for issuance under the Director Deferred Compensation Plan. Each share unit acquired through the deferral of director compensation under the Director Deferred Compensation Plan is payable in one share of Nash Finch common stock following the individual’s termination of service as a director.

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

Security Ownership of Certain Beneficial Owners and Management

In addition to the information set forth above, the information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of our 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Proposal Number 3: Election of Directors — Information About the Board of Directors and Its Committees,” “Corporate Governance — Governance Guidelines — Independent Directors” and “Corporate Governance — Related Party Transaction Policy and Procedures” of our 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Independent Auditors — Fees Paid to Independent Auditors” and “Independent Auditors — Pre-Approval of Audit and Non-Audit Services” of our 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The following financial statements are included in this report on the pages indicated:

Report of Independent Registered Public Accounting Firm — page 37

Consolidated Statements of Income for the fiscal years ended January 3, 2009, December 29,
2007 and December 30, 2006 — page 38

Consolidated Balance Sheets as of January 3, 2009 and December 29, 2007 — page 39

Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 — page 40

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 — page 41

Notes to Consolidated Financial Statements — pages 42 to 77

2.	Financial Statement Schedules.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts — page 88

Other Schedules.  Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit
No.	Description

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 28, 2005 (File No. 0-785)).

2.2	Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of December 17, 2008 (incorporated by reference to Exhibit 1.01 to our current report on Form 8-K filed December 18, 2008 (File No. 0-785)).

2.3	First Amendment to Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of January 31, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2009 (File No. 0-785)).

3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785)).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (filed June 8, 1987 (File No. 33-14871)).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

Exhibit
No.		Description

3.4		Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated May 16, 2008 (File No. 0-785)).

3.5		Nash-Finch Company Bylaws (as amended November 9, 2005) (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 14, 2005 (File No. 0-785)).

3.6		Amended and Restated Bylaws of Nash-Finch Company (as amended May 13, 2008) (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K/A filed May 19, 2008 (File No. 0-785)).

4.1		Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4 to our current report on Form 8-K dated February 13, 1996 (File No. 0-785)).

4.2		Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).

4.3		Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).

4.4		Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).

4.5		Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed November 21, 2006 (File No. 0-785)).

4.6		First Supplemental Indenture to Senior Convertible Notes Due 2035 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 14, 2008 (File No. 0-785)).

10.1		Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the sixteen weeks ended October 9, 2004 (File No. 0-785)).

10.2		First Amendment to Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 28, 2005 (File No. 0-785)).

10.3		Second Amendment to Credit Agreement, dated November 28, 2006, among Nash-Finch Company, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed November 28, 2006 (File No. 0-785))

10.4		Credit Agreement, dated as of April 11, 2008, among Nash Finch Company, Various Lenders and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 14, 2008 (File No. 0-785)).

*10	.5	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 25, 2004 (File No. 333-115849)).

*10	.6	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

Exhibit
No.		Description

*10	.7	Nash-Finch Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121755)).

*10	.8	Amended and Restated Nash-Finch Company Deferred Compensation Plan (filed herewith).

*10	.9	Nash-Finch Company 2000 Stock Incentive Plan (as amended February 25, 2008) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 16, 2008 (File No. 0-785)).

*10	.10	Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008) (filed herewith).

*10	.11	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

*10	.12	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards (incorporated by reference to Appendix I to our Proxy Statement for our Annual Meeting of Stockholders on May 10, 2005 (filed March 21, 2005) (File No. 0-785)).

*10	.13	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

*10	.14	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

*10	.15	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

*10	.16	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-785)).

*10	.17	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

*10	.18	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

*10	.19	Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121754)).

*10	.20	Amended and Restated Nash-Finch Company Director Deferred Compensation Plan (filed herewith).

*10	.21	Nash-Finch Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).

*10	.22	Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008) (filed herewith).

*10	.23	Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

*10	.24	Description of Nash-Finch Company 2005 Executive Incentive Program (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2005 (File No. 0-785)).

Exhibit
No.		Description

*10	.25	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

*10	.26	Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (filed herewith).

*10	.27	New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (filed herewith).

*10	.28	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 11, 2006 (File No. 0-785)).

*10	.29	Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

*10	.30	New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

*10	.31	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).

*10	.32	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).

*10	.33	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 18, 2006 (File No. 0-785)).

*10	.34	Amendment to the Letter Agreement between Nash-Finch Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 1, 2007 (File No. 0-785)).

*10	.35	Change in Control Agreement entered into by Nash-Finch Company and Alec. C. Covington dated February 26, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed February 28, 2008 (File No. 0-785)).

*10	.36	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 1, 2007 (File No. 0-785)).

*10	.37	Letter Agreement between Nash-Finch Company and Robert B. Dimond dated November 29, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 21, 2006 (File No. 0-785)).

*10	.38	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

*10	.39	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 13, 2007 (File No. 0-785)).

*10	.40	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2009 (File No. 0-785)).

12.1		Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1		Our subsidiaries (filed herewith).

23.1		Consent of Ernst & Young LLP (filed herewith).

Exhibit
No.	Description

24.1	Power of Attorney (filed herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (furnished herewith).

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

NASH FINCH COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years ended January 3, 2009, December 29, 2007 and December 30, 2006
(In thousands)

		Charged to	Charged
	Balance at	(Reversed from)	(Credited)			Balance
	Beginning	Costs and	to Other			at End
	of Year	Expenses	Accounts(a)	Deductions		of Year

Description
52 weeks ended December 30, 2006:
Allowance for doubtful accounts(c)	$20,518	$5,600	$987	$1,144	(b)	$25,961
Provision for losses relating to leases on closed locations	7,638	9,358	—	1,924	(d)	15,072

	$28,156	$14,958	$987	$3,068		$41,033

52 weeks ended December 29, 2007:
Allowance for doubtful accounts(c)	$25,961	$1,234	$460	$19,986	(b)	$7,669
Provision for losses relating to leases on closed locations	15,072	552	—	2,422	(d)	13,202

	$41,033	$1,786	$460	$22,408		$20,871

53 weeks ended January 3, 2009:
Allowance for doubtful accounts(c)	$7,669	$(1,292)	$37	$883	(b)	$5,531
Provision for losses relating to leases on closed locations	13,202	(1,831)	—	3,364	(d)	8,007

	$20,871	$(3,123)	$37	$4,247		$13,538

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
Alec C. Covington
President and Chief Executive Officer

Dated: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 12, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Alec C. Covington Alec C. Covington, President and Chief Executive Officer (Principal Executive Officer)		/s/ Robert B. Dimond Robert B. Dimond, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William R. Voss* William R. Voss, Chairman of the Board		/s/ Mickey P. Foret* Mickey P. Foret

/s/ Robert L. Bagby* Robert L. Bagby		/s/ Douglas A. Hacker* Douglas A. Hacker

/s/ Sam K. Duncan* Sam K. Duncan		/s/ Hawthorne L. Proctor* Hawthorne L. Proctor

*By:	/s/ Kathleen M. Mahoney Kathleen M. Mahoney Attorney-in-fact

NASH-FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended January 3, 2009

Exhibit
No.	Description	Method of Filing

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005.	Incorporated by reference (IBR)
2.2	Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of December 17, 2008.	IBR
2.3	First Amendment to Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of January 31, 2009.	IBR
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985.	IBR
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987.	IBR
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002.	IBR
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008.	IBR
3.5	Nash-Finch Company Bylaws, as amended November 9, 2005.	IBR
3.6	Amended and Restated Bylaws of Nash-Finch Company (as amended May 13, 2008).	IBR
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association).	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001.	IBR
4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035).	IBR
4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	IBR
4.5	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR
4.6	First Supplemental Indenture to Senior Convertible Notes Due 2035.	IBR
10.1	Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.2	First Amendment to Credit Agreement dated as of November 12, 2004 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.3	Second Amendment to Credit Agreement dated as of November 28, 2006 among Nash-Finch Company, Various Lenders and Deutsche Bank Trust Company Americas, as administrative agent.	IBR
10.4	Credit Agreement, dated as of April 11, 2008, among Nash Finch Company, Various Lenders and Bank of America, N.A. as Administrative Agent.	IBR
10.5	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.6	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR

Exhibit
No.	Description	Method of Filing

10.7	Nash-Finch Company Deferred Compensation Plan.	IBR
10.8	Amended and Restated Nash-Finch Company Deferred Compensation Plan.	Filed Electronically (E)
10.9	Nash-Finch Company 2000 Stock Incentive Plan.	IBR
10.10	Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008).	E
10.11	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan).	IBR
10.12	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards.	IBR
10.13	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.14	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.15	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan).	IBR
10.16	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision).	IBR
10.17	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment.	IBR
10.18	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment.	IBR
10.19	Nash-Finch Company Director Deferred Compensation Plan.	IBR
10.20	Amended and Restated Nash-Finch Company Director Deferred Compensation Plan.	E
10.21	Nash-Finch Company Supplemental Executive Retirement Plan.	IBR
10.22	Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008).	E
10.23	Nash-Finch Company Performance Incentive Plan.	IBR
10.24	Description of Nash-Finch Company 2005 Executive Incentive Program.	IBR
10.25	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.26	Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	E
10.27	New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	E
10.28	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR
10.29	Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR
10.30	New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008.	IBR
10.31	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR
10.32	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR
10.33	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006.	IBR

Exhibit
No.	Description	Method of Filing

10.34	Amendment to the Letter Agreement between Nash-Finch Company and Alec. C. Covington dated February 27, 2007.	IBR
10.35	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 26, 2008.	IBR
10.36	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007.	IBR
10.37	Letter Agreement between Nash-Finch Company and Robert B Dimond dated November 29, 2006.	IBR
10.38	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008.	IBR
10.39	Form of Amended and Restated Indemnification Agreement.	IBR
10.40	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008.	IBR
12.1	Computation of Ratio of Earnings to Fixed Charges.	E
21.1	Our subsidiaries.	E
23.1	Consent of Ernst & Young LLP.	E
24.2	Power of Attorney.	E
31.3	Rule 13a-14(a) Certification of the Chief Executive Officer.	E
31.4	Rule 13a-14(a) Certification of the Chief Financial Officer.	E
32.2	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	E