Form 10-Q
period 2009-03-28
NASH FINCH CO
filed 2009-05-04
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the 12 weeks ended March 28, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 24, 2009, 12,817,780 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended
	March 28,	March 22,
	2009	2008
Sales	$1,140,320	1,004,852
Cost of sales	1,045,201	912,238

Gross profit	95,119	92,614

Other costs and expenses:
Selling, general and administrative	69,636	61,184
Gain on acquisition of a business	(6,682)	—
Depreciation and amortization	9,335	9,032
Interest expense	5,304	6,117

Total other costs and expenses	77,593	76,333

Earnings before income taxes	17,526	16,281

Income tax expense	3,106	5,665

Net earnings	$14,420	10,616

Net earnings per share:
Basic	$1.11	0.82
Diluted	$1.08	0.80

Declared dividends per common share	$0.180	0.180

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,966	13,007
Diluted	13,331	13,295
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 28,	January 3,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$842	824
Accounts and notes receivable, net	244,741	185,943
Inventories	327,538	261,491
Prepaid expenses and other	15,859	13,909
Deferred tax asset, net	6,644	5,784

Total current assets	595,624	467,951

Notes receivable, net	26,145	28,353
Property, plant and equipment:
Property, plant and equipment	621,569	590,894
Less accumulated depreciation and amortization	(400,680)	(392,807)

Net property, plant and equipment	220,889	198,087

Goodwill	218,414	218,414
Customer contracts and relationships, net	23,968	24,762
Investment in direct financing leases	3,340	3,388
Other assets	14,438	11,591

Total assets	$1,102,818	952,546

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$4,108	4,032
Accounts payable	265,444	220,610
Accrued expenses	57,091	73,087

Total current liabilities	326,643	297,729

Long-term debt	322,064	222,774
Capitalized lease obligations	24,364	25,252
Deferred tax liability, net	26,865	22,232
Other liabilities	38,420	35,539
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,665 and 13,665 shares, respectively	22,776	22,776
Additional paid-in capital	101,431	98,048
Common stock held in trust	(2,243)	(2,243)
Deferred compensation obligations	2,243	2,243
Accumulated other comprehensive income (loss)	(10,854)	(10,876)
Retained earnings	280,599	268,562
Common stock in treasury, 848 and 848 shares, respectively	(29,490)	(29,490)

Total stockholders’ equity	364,462	349,020

Total liabilities and stockholders’ equity	$1,102,818	952,546

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	12 Weeks Ended
	March 28,	March 22,
	2009	2008
Operating activities:
Net earnings	$14,420	10,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on acquisition of a business	(6,682)	—
Depreciation and amortization	9,335	9,032
Amortization of deferred financing costs	372	255
Non-cash convertible debt interest	1,105	1,016
Amortization of rebateable loans	1,322	710
Provision for bad debts	434	(1,336)
Provision for lease reserves	1,066	(2,094)
Deferred income tax expense	(499)	4,125
Gain on sale of real estate and other	(16)	(70)
LIFO charge	—	1,134
Asset impairments	—	395
Share-based compensation	3,307	1,943
Deferred compensation	79	84
Other	—	470
Changes in operating assets and liabilities:
Accounts and notes receivable	3,392	(8)
Inventories	(23,986)	(23,829)
Prepaid expenses	(3,049)	687
Accounts payable	7,130	5,822
Accrued expenses	(17,465)	(10,623)
Income taxes payable	1,311	3,923
Other assets and liabilities	875	(2,953)

Net cash used by operating activities	(7,549)	(701)

Investing activities:
Disposal of property, plant and equipment	33	102
Additions to property, plant and equipment	(877)	(2,774)
Business acquired, net of cash	(78,056)	—
Loans to customers	(1,000)	(5,102)
Payments from customers on loans	596	259
Other	810	(113)

Net cash used in investing activities	(78,494)	(7,628)

Financing activities:
Proceeds of revolving debt	98,200	23,100
Dividends paid	—	(2,324)
Purchase of Common Stock	—	(11,860)
Payments of long-term debt	(14)	(19)
Payments of capitalized lease obligations	(813)	(1,188)
Increase (decrease) in bank overdraft	(8,606)	672
Payments of deferred financing costs	(2,706)	—
Other	—	239

Net cash provided by financing activities	86,061	8,620

Net increase in cash and cash equivalents	18	291
Cash and cash equivalents:
Beginning of year	824	862

End of period	$842	1,153

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
March 28, 2009
Note 1 — Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended January 3, 2009.
          The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at March 28, 2009 and January 3, 2009, and the results of operations and changes in cash flows for the 12 weeks ended March 28, 2009 (first quarter 2009) and March 22, 2008 (first quarter 2008). Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
          The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
          In fiscal 2009, the Company revised its treatment of consigned inventory sales in our military segment. Prior to the revision, consigned sales were recorded on a gross basis as sales and a related amount recorded as a cost of sales. The Company has revised its presentation for sales of consigned inventory to be on a net basis. The revision reduced sales and cost of sales by $17.1 million for first quarter of fiscal year 2008 but did not have an impact on gross profit, earnings from continuing operations before income taxes, net earnings, cash flows or financial position for any period or their respective trends. Certain prior year amounts shown below related to first quarter 2008 have been revised to conform to the current year presentation. Amounts related to fiscal 2008 periods after the first quarter will be revised as shown the next time those periods are presented.

	12 weeks ended
	March 22, 2008			12 weeks ended
	As originally	%		March 22, 2008%
(in 000's)	Reported	of Sales	Adjustments	As revised	of Sales
Sales	$1,021,910	100.0%	(17,058)	1,004,852	100.0%
Cost of Sales	929,296	90.9%	(17,058)	912,238	90.8%

Gross Profit	$92,614	9.1%	—	92,614	9.2%

	12 weeks ended
	June 14, 2008			12 weeks ended
	As originally	%		June 14, 2008%
(in 000's)	Reported	of Sales	Adjustments	As revised	of Sales
Sales	$1,042,388	100.0%	(18,496)	1,023,892	100.0%
Cost of Sales	948,100	91.0%	(18,496)	929,604	90.8%

Gross Profit	$94,288	9.0%	—	94,288	9.2%

	16 weeks ended
	October 4, 2008			16 weeks ended
	As originally	%		October 4, 2008%
(in 000's)	Reported	of Sales	Adjustments	As revised	of Sales
Sales	$1,436,490	100.0%	(20,182)	1,416,308	100.0%
Cost of Sales	1,314,325	91.5%	(20,182)	1,294,143	91.4%

Gross Profit	$122,165	8.5%	—	122,165	8.6%

	13 weeks ended
	January 3, 2009			13 weeks ended
	As originally	%		January 3, 2009%
(in 000's)	Reported	of Sales	Adjustments	As revised	of Sales
Sales	$1,202,872	100.0%	(14,430)	1,188,442	100.0%
Cost of Sales	1,104,990	91.9%	(14,430)	1,090,560	91.8%

Gross Profit	$97,882	8.1%	—	97,882	8.2%

	Fiscal Year ended
	January 3, 2009			Fiscal Year ended
	As originally	%		January 3, 2009%
(in 000's)	Reported	of Sales	Adjustments	As revised	of Sales
Sales	$4,703,660	100.0%	(70,166)	4,633,494	100.0%
Cost of Sales	4,296,711	91.3%	(70,166)	4,226,545	91.2%

Gross Profit	$406,949	8.7%	—	406,949	8.8%

Note 2 — Acquisition
          On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc. (“GSC”), of substantially all of the assets relating to three military food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas serving military commissaries and exchanges (“Business”). The Company also assumed certain trade payables, accrued expenses and receivables associated with the assets being acquired. The aggregate purchase price paid was $78.1 million in cash.
          Effective January 4, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.

          The following table summarizes the fair values of the assets acquired and liabilities of the Business assumed at the acquisition date:

As of January 31, 2009
(in thousands)
Cash and cash equivalents	$47
Accounts receivable	61,285
Inventories	42,061
Prepaid expenses and other	210
Property, plant and equipment	30,294
Other assets	890

Total identifiable assets acquired	134,787

Current liabilities	43,114
Accrued expenses	1,162
Deferred tax liability, net	4,272
Other long-term liabilities	1,456

Total liabilities assumed	50,004

Net assets acquired	84,783

          The fair value of the identifiable assets acquired and liabilities assumed of $84.8 million exceeded the fair value of the purchase price of the business of $78.1 million. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $6.7 million (net of tax) in the first quarter 2009 associated with the acquisition of the Business. The gain is included in the line item “Gain on acquisition of a business” in the Consolidated Statement of Income.
          A contingency of $0.3 million is included in the other long-term liabilities account in the table above related to a payment the Company would be required to make in the event a purchase option is not exercised associated with the sublease of the Pensacola, FL facility prior to October 10, 2010. The Company has determined the range of the potential loss on the contingency is zero to $1.0 million and the acquisition date fair value of the contingency is $0.3 million based upon a probability-weighted discounted cash flow valuation technique. As of March 28, 2009, there were no changes in the recognized amounts or range of outcomes associated with this contingency.
          The Company recognized $0.5 million of acquisition related costs that were expensed during the first quarter 2009. These costs are included in the Consolidated Statement of Income under selling, general and administrative expenses.
           Sales of the Business included in the Consolidated Statement of Income from the acquisition date to the first quarter ended March 28, 2009 were $111.8 million. Although the Company has made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company’s military segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business will have on the Company’s net earnings during fiscal 2009. However, please refer to “Note 14-Segment Reporting” of this Form 10-Q for a comparison of military segment sales and profit for the first quarters of fiscal 2009 and 2008.

Supplemental pro forma financial information
          The unaudited pro forma financial information in the table below combines the historical results for the Company and the historical results for the Business for the twelve weeks ended March 28, 2009 and March 22, 2008. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

	Twelve Weeks Ended
	March 28,	March 22,
(in thousands, except per share data)	2009	2008
Total revenues	$1,202,610	1,157,294
Net earnings	14,586	11,334
Basic earnings per share	1.12	0.87
Diluted earnings per share	1.09	0.85
Note 3 — Change in Accounting Principal
          Effective January 4, 2009, the Company adopted the provisions of FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” ("FSP APB 14-1"), which impacts the accounting associated with our senior convertible notes. FSP APB 14-1 requires us to recognize interest expense, including non-cash interest, based on the market rate for similar debt instruments without the conversion feature, which the Company determined to be 8.0%. Furthermore, it requires retrospective accounting treatment. Under FSP APB 14-1, the liability component of convertible debt is measured upon issuance using an 8.0% interest rate and an assumed eight year life, as determined by the first date the holders may require the Company redeem the note. The difference between the proceeds from the issuance and the fair value of the liability is assigned to equity. Additionally, FSP APB 14-1 states that transaction costs incurred with third parties shall be allocated to and accounted for as debt issuance costs and equity issuance costs in proportion to the allocation of proceeds between the liability and equity component, respectively.
          The following table represents the Company’s initial measurement of the convertible debt as of March 15, 2005 and its retrospective measurement under FSP ABP 14-1:

	Measurement under	Initial
	FSP APB 14-1	Measurement
(in millions)	3/15/2005	3/15/2005	Change
Other assets	$3.6	4.9	(1.3	) (a)
Long-term debt	110.8	150.1	(39.3	) (b)
Deferred tax liability, net	14.8	—	14.8	(c)
Additional paid-in capital	23.2	—	23.2	(d)

(a)	Other assets represents the deferred financing cost asset related to the debt issuance. The $1.3 million change represents the portion of the costs allocated to equity in the additional paid-in capital account under FSP APB 14-1.

(b)	The $39.3 million change in the carrying value of long-term debt represents the difference between the fair value of the long-term debt under FSP APB 14-1 and the proceeds received upon issuance of the convertible notes, which is allocated to equity.

(c)	The Company’s tax basis in the long-term debt and deferred financing cost asset are $39.3 million and $1.3 million higher than their book basis, resulting in a $14.8 million net deferred tax liability.

(d)	The $23.2 million change in equity in the additional paid-in capital account represent the following:

(in millions)
Long-term debt reclassified to equity	$39.3
Deferred financing costs reclassified to equity	(1.3)
Deferred tax liability	(14.8)

Total additional paid-in capital impact	23.2
          The following tables represent the retrospective accounting impact the adoption of FSP APB 14-1 had on the Company’s Consolidated Statement of Income for the first quarter 2008 and Consolidated Balance Sheet as of January 3, 2009:

Consolidated Statement of Income:	1st Quarter 2008
(in thousands, except EPS data)	As adjusted	As reported

Interest expense	$6,117	5,034
Income tax expense	5,665	6,087
Net income	10,616	11,277

Basic EPS	0.82	0.87
Diluted EPS	0.80	0.85

Consolidated Balance Sheet:	As of January 3, 2009
(in thousands, except EPS data)	As adjusted	As reported

Other assets	$11,591	13,997
Long-term debt	222,774	246,441
Deferred tax liability, net	22,233	13,940
Additional paid-in capital	98,048	74,836
Retained earnings	268,562	278,804
Total stockholders’ equity	349,020	336,050
Note 4 — Inventories
          We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $76.1 million higher at March 28, 2009 and January 3, 2009. In the first quarter 2009 we did not record LIFO charges compared to charges of $1.1 million recorded during the first quarter 2008.
Note 5 — Share-Based Compensation
          We account for share-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised,” which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense in our Consolidated Statements of Income of $3.3 million for first quarter 2009, versus expense of $1.9 million for the first quarter 2008.

          We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 under the caption “Footnote 9 - Share-based Compensation Plans”.
          The following table summarizes information concerning outstanding and exercisable options under the 2000 Stock Incentive Plan ("2000 Plan") as of March 28, 2009 (number of shares in thousands):

	Options Outstanding & Exercisable
	Number of Options
Range of Exercise	Outstanding and	Weighted Average
Prices	Exercisable	Exercise Price
24.55	8.0
35.36	10.0

	18.0	$30.56

          Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARS”).
          Performance units were granted during 2005, 2006, 2007, 2008 and 2009 under the 2000 Plan pursuant to our LTIP. These units vest at the end of a three-year performance period. The 2005 plan provided for payout in shares of our common stock or cash, or a combination of both, at the election of the participant, and therefore was accounted for as a liability award in accordance with SFAS 123(R). All units under the 2005 plan were settled in shares of our common stock during the second quarter 2008.
          In the first quarter 2009, units were granted pursuant to our 2009 LTIP. Depending on a comparison of the Company’s cumulative three-year actual EBITDA results to the cumulative three-year strategic plan EBITDA targets and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.
          During fiscal 2006, 2007, 2008 and 2009, RSUs were awarded to certain executives of the Company. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents. In addition to the time vesting criteria, awards granted in 2008 and 2009 to two of the Company’s executives include performance vesting conditions. The Company records expense for such awards over the service vesting period if the Company anticipates the performance vesting conditions will be satisfied.
          On December 17, 2008, in connection with the Company’s announcement of its planned acquisition of certain military distribution assets of GSC, eight executives of the Company were granted a total of 267,345 SARs with a per share price of $38.44. The SARs are eligible to become vested during the 36 month period commencing on closing of the acquisition of the GSC assets which was January 31, 2009. The SARs will vest on the first business day during the vesting period that follows the date on which the closing prices on NASDAQ for a share of Nash Finch common stock for the previous 90 market days is at least $55.00 or a change in control occurs following the six month anniversary of the grant date or termination of the executive’s employment due to death or disability. Upon exercise, the Company will award the executive a number of shares of restricted stock equal to (a) the product of (i) the number of shares with respect to which the SAR is exercised and (ii) the excess, if any, of (x) the fair market value per share of common stock on the date of exercise over (y) the base price per share relating to such SAR, divided by (b) the fair market value of a share of common stock on the date such SAR is exercised. The restricted stock shall vest on the first anniversary of the date of exercise so long as the executive remains continuously employed with the Company.
          The fair value of SARs is estimated on the date of grant using a modified binomial lattice model which factors in the market and service vesting conditions. The modified binomial lattice model used by the Company incorporates a risk-free interest rate based on the 5-year treasury rate on the date of the grant. The model uses an expected volatility calculated as the daily price variance over 60, 200 and 400 days prior to grant date using the Fair Market Value (average of daily high and low market price of Nash Finch common stock) on each day. Dividend yield utilized in the model is calculated by the Company as the average of the daily yield (as a percent of the Fair Market Value) over 60, 200 and 400 days prior to the grant date. The modified binomial lattice model calculated a fair value of $8.44 per SAR which will be recorded over a derived service period of 3.55 years.
          The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions - SARs Valuation	2008 Grants
Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years
          The following table summarizes activity in our share-based compensation plans during the first quarter 2009:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock Awards/	Restriction/
(In thousands, except per	Stock Option	Option Price	Performance	Vesting Period
share amounts)	Shares	Per Share	Units	(Years)

Outstanding at January 3, 2009	18.0	$30.56	926.0	1.3
Granted	—		124.3
Exercised/restrictions
Lapsed	—		—
Forfeited/cancelled	—		(3.9)

Outstanding at March 28, 2009	18.0	$30.56	1,046.4	1.5

Exercisable/unrestricted at January 3, 2009	18.0	$30.56	300.5

Exercisable/unrestricted at March 28, 2009	18.0	$30.56	305.6

*	The “exercised/restrictions lapsed” amount above excludes 116,819 performance units granted pursuant to the 2006 LTIP that vested at the end of fiscal 2008 but have not been settled as of March 28, 2009 pending final calculation of peer company results for the measurement period. The Company expects to settle these performance units for approximately 90,000 shares of common stock, of which 23,000 shares will be paid out of treasury stock during the second quarter 2009 and the remaining 67,000 shares deferred to future periods at the election of the recipients.

Weighted
Average
	Stock	Base/Exercise
	Appreciation	Price Per
(in thousands, except per share amounts)	Rights	SAR
Outstanding at January 3, 2009	267.3	$38.44
Granted	—
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at March 28, 2009	267.3	38.44

Exercisable/unrestricted at January 3, 2009	—

Exercisable/unrestricted at March 28, 2009	—

          The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $34.13 during the first quarter 2009, versus $37.12 during the first quarter 2008.
Note 6 — Fair Value Measurements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements. Effective January 1, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis.
     The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Quoted prices, other than quoted prices included in Level 1, which are observable for the assets or liabilities, either directly or indirectly.
Level 3: Inputs that are unobservable for the assets or liabilities.
          Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of March 28, 2009, we have recorded a fair value liability of $1.9 million in relation to our outstanding interest rate swap agreements.
Note 7 — Derivatives
          The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”) on January 4, 2009. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.
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

          The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with SFAS 133 in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.
          As of March 28, 2009, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate

$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
          As of March 22, 2008, there were no outstanding interest rate swap agreements.
          From time-to-time we use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on a fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense.
          As of March 28, 2009, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during 2008 expired during the first quarter and was settled for fair market value.
          In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. Effective January 1, 2009, we entered into an agreement which requires us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement is for one year. During the first quarter 2008 we had a fixed price fuel supply agreement which required us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. These fixed price fuel agreements qualify for the “normal purchase” exception under SFAS 133, therefore the fuel purchases under these contracts are expensed as incurred as an increase to cost of sales.
Note 8 — Other Comprehensive Income
          Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to SFAS 133.
          Our outstanding interest rate swap agreements which were entered into during the third quarter of fiscal 2008 are designated as cash flow hedges of interest payments on borrowings under our asset-backed credit agreement and are reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income. The gain reported in other comprehensive income during the first quarter 2009 reflects a change in fair value of those agreements during the first quarter 2009. During the first quarter 2009 all interest rate swap agreements were designated as cash flow hedges.

          During the first quarter 2008 our only outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS 133, and the corresponding changes in fair value of the commodity swap agreement were recognized in earnings. The components of comprehensive income are as follows:

	12 Weeks
	Ended
	March 28,	March 22,
(In thousands)	2009	2008

Net Earnings	$14,420	10,616
Change in fair value of derivatives, net of tax of $14	23	—

Comprehensive income	$14,443	10,616

Note 9 — Long-term Debt and Bank Credit Facilities
          Total debt outstanding was comprised of the following:

	March 28,	January 3,
(In thousands)	2009	2009

Asset-backed credit agreement:
Revolving credit	$191,800	93,600
Senior subordinated convertible debt, 3.50% due in 2035	127,526	126,420
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	2,875	2,875
Notes payable and mortgage notes, 7.95% due in various installments through 2013	460	474

Total debt	322,661	223,369
Less current maturities	(597)	(595)

Long-term debt	$322,064	222,774

          Asset-backed Credit Agreement
          Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00% and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. As of March 28, 2009, $135.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.0 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
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
Senior Subordinated Convertible Debt
          To finance a portion of the acquisition of distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility. See our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for additional information regarding the notes.
Note 10 — Guarantees
          We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($14.9 million as of March 28, 2009 as compared to $6.9 million as of March 22, 2008), which would be due in accordance with the underlying agreements. We did not guarantee any new debt or lease obligations during the first quarter 2009.
          During fiscal 2008 and 2007, we entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $11.4 million, which is included in the $14.9 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by FIN 45, a liability representing the fair value of the obligations assumed under the guarantees of $1.3 million is included in the accompanying consolidated financial statements for the guarantees entered into during fiscal 2008 and 2007. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of FIN 45.
          We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $9.6 million as of March 28, 2009 as compared to $10.6 million as of March 22, 2008.
Note 11 — Income Taxes
          For the first quarter 2009 and 2008, our tax expense was $3.1 million and $5.7 million, respectively.
          The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. During the first quarter 2009 and 2008 the Company filed reports with various taxing authorities which resulted in the settlement of uncertain tax positions. Accordingly, the Company reported the effect of these discrete events in the first quarter as a decrease in tax expense of $1.6 million in 2009 and $1.1 million in 2008. The lower effective tax rates for the quarter of 17.7% for 2009 and 34.8% for 2008 are reflective of the effects from the settlement of these uncertain tax positions including the release of certain income tax contingency reserves related to these discrete events. Additionally, the first quarter 2009 reflects the one-time tax effect on the gain from the acquisition of a business.
          The total amount of unrecognized tax benefits as of end of the first quarter 2009 was $10.1 million. The net increase in unrecognized tax benefits of $0.8 million since January 3, 2009 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods. The total amount of tax benefits that if recognized would impact the effective tax rate was $3.6 million at the end of the first quarter 2009. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. We had approximately $2.1 million for the payment of interest and penalties accrued at the end of the first quarter 2009.
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
Note 12 — Pension and Other Postretirement Benefits
          The following tables present the components of our pension and postretirement net periodic benefit cost:
          12 Weeks Ended March 28, 2009 and March 22, 2008

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008

Interest cost	$537	520	11	11
Expected return on plan assets	(413)	(556)	—	—
Amortization of prior service cost	—	(1)	(19)	(149)
Recognized actuarial loss (gain)	316	124	(1)	(1)

Net periodic benefit cost	$440	87	(9)	(139)

          Weighted-average assumptions used to determine net periodic benefit cost for the first quarter 2009 and first quarter 2008 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Weighted-average assumptions:
Discount rate	6.30%	6.00%	6.30%	6.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
          Total contributions to our pension plan in 2009 are expected to be $0.7 million.

Note 13 — Earnings Per Share
          The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter
	Ended
	March 28, 2009	March 22, 2008

Net earnings	$14,420	10,616

Net earnings per share-basic:
Weighted-average shares outstanding	12,966	13,007

Net earnings per share-basic	$1.11	0.82

Net earnings per share-diluted:
Weighted-average shares outstanding	12,966	13,007
Dilutive impact of options	2	—
Shares contingently issuable	363	288

Weighted-average shares and potential dilutive shares outstanding	13,331	13,295

Net earnings per share-diluted	$1.08	0.80

Anti-dilutive options excluded from calculation (weighted-average amount for period)	—	5
          Certain options were excluded from the calculation of diluted net earnings per share because the exercise price was greater than the market price of the stock and would have been anti-dilutive under the treasury stock method.
          The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.5222 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $48.95 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option. The notes are only dilutive above their accreted value and for all periods presented the weighted average market price of the Company’s stock did not exceed the accreted value. Therefore, the notes are not dilutive to earnings per share for any of the periods presented.
          Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan were settled in shares of common stock during the second quarter 2008. Other performance and RSUs granted during 2006, 2007, 2008 and 2009 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the first quarter 2009, approximately 185,000 shares related to the LTIP and 178,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 129,000 shares related to the LTIP and 159,000 shares related to RSUs during the first quarter 2008.

Note 14 — Segment Reporting
          We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments. Our food distribution segment consists of 16 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers. The military segment consists primarily of five distribution centers that distribute products exclusively to military commissaries and exchanges. The retail segment consists of corporate-owned stores that sell directly to the consumer.
          A summary of the major segments of the business is as follows:

	First Quarter Ended
	March 28, 2009				March 22, 2008
	Sales from				Sales from	Inter-
	external	Inter-	Segment		external	segment	Segment
(In thousands)	customers	segment sales	profit		customers	sales	profit

Food Distribution	$601,980	64,553	18,832		594,154	66,375	22,940
Military	410,248	—	12,036	*	280,265	—	10,762
Retail	128,092	—	3,328		130,433	—	4,543
Eliminations	—	(64,553)	—		—	(66,375)	—

Total	$1,140,320	—	34,196		1,004,852	—	38,245

*	Includes $0.5 million of acquisition related costs incurred during the first quarter 2009.
          Reconciliation to Consolidated Statements of Income:

	First Quarter Ended
	March 28,	March 22,
(In thousands)	2009	2008

Total segment profit	$34,196	38,245
Unallocated amounts:
Adjustment of inventory to LIFO	—	(1,134)
Gain on acquisition of a business	6,682	—
Unallocated corporate overhead	(23,352)	(20,830)

Earnings before income taxes and cumulative effect of a change in accounting principle	$17,526	16,281

Note 15 — Legal Proceedings
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
     A more detailed discussion of many of these factors, as well as other factors, that could affect the Company’s results is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. You should carefully consider each of these factors and all of the other information in this report. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

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
     In November 2006, we announced the launch of a new strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company, the new strategy focuses activities on specific retail formats, businesses and support services designed to delight consumers. The strategic plan encompasses several important elements:
•	Emphasis on a suite of retail formats designed to appeal to the needs of today’s consumers including an initial focus on everyday value, Hispanic and extreme value formats, as well as military commissaries and exchanges;

•	Strong, passionate businesses in key areas including perishables, health and wellness, center store, pharmacy and military supply, driven by the needs of each format;

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Retail support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, store brands, market research, retail store support, retail pricing and license agreement opportunities;

•	Store brand management dedicated to leveraging the strength of the Our Family brand as a regional brand through exceptional product development coupled with pricing and marketing support; and

•	Integrated shared services company-wide, including IT support and infrastructure, accounting, finance, human resources and legal.
     In addition to the strategic initiatives already in progress, our 2009 initiatives consist of the following:
•	Invest in our retail formats, supply chain capabilities and center store systems;

•	Successful integration of three distribution facilities acquired from GSC Enterprises, Inc. into our military segment; and

•	Identify acquisitions that support our strategic plan.
     Our food distribution segment sells and distributes a wide variety of nationally branded and private label products to independent grocery stores and other customers primarily in the Midwest and Southeast regions of the United States.
     Our military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States, and in Europe, Puerto Rico, Cuba, the Azores and Egypt. We are the largest distributor of grocery products to U.S. military commissaries and exchanges, with over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges. On January 31, 2009, we completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities (“GSC acquisition”).
     Our retail segment operated 57 corporate-owned stores primarily in the Upper Midwest as of March 28, 2009. On April 1, 2008, we completed the acquisition of two stores located in Rapid City, SD and Scottsbluff, NE. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold four retail stores in 2008. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.
Results of Operations
Sales
     The following tables summarize our sales activity for the 12 weeks ended March 28, 2009 (first quarter 2009) compared to the 12 weeks ended March 22, 2008 (first quarter 2008):

	First quarter 2009		First quarter 2008		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%

Segment Sales:
Food Distribution	$601,980	52.8%	594,154	59.1%	7,826	1.3%
Military	410,248	36.0%	280,265	27.9%	129,983	46.4%
Retail	128,092	11.2%	130,433	13.0%	(2,341)	(1.8%)

Total Sales	$1,140,320	100.0%	1,004,852	100.0%	135,468	13.5%

     The increase in food distribution sales of 1.3% for the first quarter 2009 versus the first quarter 2008 is primarily attributable to new account gains. The shift of the Easter holiday to the second quarter 2009 versus the first quarter 2008 created an unfavorable variance in the first quarter 2009 sales of $7.1 million, or 1.2% of sales, compared to last year. Excluding the impact of the timing of the Easter holiday, food distribution sales increased 2.5% relative to the prior year period.
     Military segment sales were up 46.4% during the first quarter 2009 versus the first quarter 2008 which is primarily attributable to the GSC acquisition. However, excluding the sales attributable to these acquired locations in the first quarter 2009 of $111.8 million, military segment sales increased 6.5% compared to the prior year due to 7.7% stronger sales domestically and 3.6% stronger sales overseas.
     Domestic and overseas sales represented the following percentages of military segment sales. Note that the business acquired through the GSC acquisition services domestic military bases only.

	First quarter
	2009	2008
Domestic	79.0%	70.4%
Overseas	21.0%	29.6%
     The decrease in retail sales is attributable to a 2.3% decrease in same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, in the first quarter 2009 as compared to the first quarter 2008. Same store sales declines were partially the result of the shift of the Easter holiday to the second quarter 2009 versus the first quarter 2008 which created an unfavorable variance in the first quarter 2009 sales of $1.3 million, or 1.0% of sales, compared to last year. The negative impact of the decrease in same store sales was partially offset by the acquisition of two new stores during the second quarter of fiscal 2008.
     During the first quarters of 2009 and 2008, our corporate store count changed as follows:

	First quarter	First quarter
	2009	2008

Number of stores at beginning of period	57	59
Closed or sold stores	—	(1)

Number of stores at end of period	57	58

Consolidated Gross Profit
     Consolidated gross profit was 8.3% of sales for the first quarter 2009 compared to 9.2% of sales for the first quarter 2008. Our overall gross profit margin was negatively affected by 0.5% of sales in the first quarter 2009 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2009 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have a higher gross profit margin. In addition, high levels of inflation resulted in higher than normal prior year gross profit margin performance and declines in commodity prices during the current year have temporarily had a negative impacted on gross margin performance.
Consolidated Selling, General and Administrative Expenses
     Consolidated SG&A for the first quarter 2009 were $69.6 million, or 6.1% of sales, as compared to $61.2 million, or 6.1% of sales, during the first quarter 2008. Our SG&A margin benefited by 0.5% of sales in the first quarter 2009 due to the sales mix shift between our business segments due to the higher level of military sales relative to the other business segments in 2009. However, this was largely offset by year-over-year increases in non-cash closed store lease costs of $3.2 million and non-cash stock compensation expense of $1.4 million.
Gain on Acquisition of a Business
     A gain on the acquisition of a business of $6.7 million (net of tax) was recognized during the first quarter 2009 related to the GSC acquisition. The fair value of the identifiable assets acquired and liabilities assumed of $84.8 million exceeded the fair value of the purchase price of the business of $78.1 million. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate.
Depreciation and Amortization Expense
     Depreciation and amortization expense was $9.3 million for the first quarter 2009 as compared to $9.0 million during the comparable prior year period. The increase in deprecation and amortization expense over the prior year is attributable to the GSC acquisition.
Interest Expense
     Interest expense was $5.3 million for the first quarter 2009 compared to $6.1 million for the comparable prior year period. Average borrowing levels increased from $334.6 million during the first quarter 2008 to $343.4 million during the first quarter 2009. The effective interest rate was 4.7% for the first quarter 2009 compared to 5.7% in the first quarter 2008.
     The calculation of our effective interest rates excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (FASB) Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Non-cash interest expense recognized under FSP APB 14-1 was $1.1 million and $1.0 million during the first quarter 2009 and 2008, respectively. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under FSP APB 14-1. The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.

Income Taxes
     Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to changes and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 17.7% and 34.8% for the first quarter 2009 and first quarter 2008, respectively.
     During the first quarters of 2009 and 2008, we filed various reports to settle potential tax liabilities. Accordingly, we reported the effect of these discrete events in the first quarters 2009 and 2008. The lower effective tax rate for the quarters is reflective of the effects from the settlement of these uncertain tax positions. The effective rate for the first quarters differed from statutory rates due to anticipated pre-tax income relative to certain nondeductible expenses. We estimate the full year effective tax rate for 2009 will be approximately 36.3%.
Net Earnings
     Net earnings in the first quarter 2009 were $14.4 million, or $1.08 per diluted share, as compared to net earnings of $10.6 million, or $0.80 per diluted share, in the first quarter 2008.
Liquidity and Capital Resources
     The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	First Quarter Ended
	March 28,	March 22,	Increase/
(In thousands)	2009	2008	(Decrease)

Net cash used by operating activities	$(7,549)	(701)	(6,848)
Net cash used in investing activities	(78,494)	(7,628)	(70,866)
Net cash provided by financing activities	86,061	8,620	77,441

Net change in cash and cash equivalents	$18	291	(273)

     Cash flows from operating activities decreased $6.8 million in the first quarter 2009 as compared to the first quarter 2008, primarily due to a year-over-year decrease in our accrued expenses. Accrued expenses decreased $17.5 million in the first quarter 2009 compared to a decrease of $10.6 million in the first quarter 2008, which was primarily due to a timing difference in the payment of the employer contribution to our profit sharing plan being made in the first quarter 2009 as compared to the contribution being made during the second quarter 2008.
     Net cash used in investing activities increased by $70.9 million in the first quarter 2009 as compared to the first quarter 2008. The most significant factor for the year-over-year increase was the GSC acquisition for $78.1 million that occurred on January 31, 2009. However, this was offset by a year-over-year decreases in loans to customers and additions to property, plan and equipment of $4.1 million and $1.9 million, respectively.
     Cash provided by financing activities increased by $77.4 million in the first quarter 2009 as compared to the first quarter 2008 due primarily to the GSC acquisition. The increase in cash provided by financing activities included $98.2 million in revolving debt proceeds for the first quarter 2009 compared to proceeds of $23.1 million for the first quarter 2008.
     During the remainder of fiscal 2009, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our credit facility during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.

     Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, we may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million.
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
     At March 28, 2009, $135.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.0 million of outstanding letters of credit primarily supporting workers’ compensation obligations. We are currently in compliance with all covenants contained within the credit agreement.
     Our Revolving Credit Facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.
Senior Subordinated Convertible Debt
     We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. See our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for additional information.

Consolidated EBITDA (Non-GAAP Measurement)
     The following is a reconciliation of EBITDA and Consolidated EBITDA to net income for the first quarter 2009 and first quarter 2008 (amounts in thousands):

	2009	2008
	Qtr 1	Qtr 1

Net income	14,420	10,616
Income tax expense	3,106	5,665
Interest expense	5,304	6,117
Depreciation and amortization	9,335	9,032

EBITDA	32,165	31,430
LIFO charge	—	1,134
Lease reserves	1,066	(2,094)
Asset impairments	—	395
Share-based compensation	3,307	1,943
Subsequent cash payments on non-cash charges	(617)	(2,184)
Gain on acquisition of a business	(6,682)	—

Total Consolidated EBITDA	29,239	30,624

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
     As of March 28, 2009, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate

$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
     As of March 22, 2008, there were no outstanding interest rate swap agreements.
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
     As of March 28, 2009, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during 2008 expired during the first quarter and was settled for fair market value.
     In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. Effective January 1, 2009, we entered into an agreement which requires us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement is for one year. During the first quarter 2008 we had a fixed price fuel supply agreement which required us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. These fixed price fuel agreements qualified for the “normal purchase” exception under SFAS 133, therefore the fuel purchases under these contracts are expensed as incurred as an increase to cost of sales.
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
Critical Accounting Policies and Estimates
     Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 12 weeks ended March 28, 2009.
Recently Adopted and Proposed Accounting Standards
     In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“FSP APB 14-1”), which impacts the accounting associated with our existing $150.1 million senior convertible notes. FSP APB 14-1 requires us to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to retrospective accounting treatment. Effective January 4, 2009, we adopted the provisions of FSP APB 14-1.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Effective January 4, 2009, we adopted the provisions of SFAS 141R.
     The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”) on January 4, 2009. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time-to-time to manage our exposure to changes in interest rates and diesel fuel prices. (See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).
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
     Except as set forth below, there was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three military food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas serving military commissaries and exchanges (“Business”). The acquisition of the Business represents a material change in the Company’s internal control over financial reporting since management’s last assessment. We are currently integrating policies, processes, people, technology and operations in relation to the Business. Management will continue to evaluate our internal control over financial reporting as we execute integration activities and anticipates that it will complete an evaluation as to whether or not to include the Business as a part of management’s next assessment of the Company’s internal control over financial reporting.
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

ITEM 1A. Risk Factors
     There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description

2.1	First Amendment to Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of January 31, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2009 (File No. 0-785))

4.1	Notice of Adjustment of Conversion Rate of Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K dated March 25, 2009 (File no. 0-785))

10.1	Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008

10.2	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2009 (File No. 0-785))

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: May 4, 2009	by	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: May 4, 2009	by	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended March 28, 2009

Exhibit		Method of
No.	Item	Filing

2.1	First Amendment to Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of January 31, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2009 (File No. 0-785))	Incorporated by reference (IBR)

4.1	Notice of Adjustment of Conversion Rate of Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 7.1 to our current report on Form 8-K dated 3/25/09 (File No. 0-785))	IBR

10.1	Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008	Filed herewith

10.2	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2009 (File No. 0-785))	IBR

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith