Form 10-Q
period 2009-06-20
NASH FINCH CO
filed 2009-07-28
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended June 20, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to ________
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2009, 12,841,406 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	June 20,	June 14,	June 20,	June 14,
	2009	2008	2009	2008

Sales	$1,216,594	1,023,892	$2,356,914	2,028,744
Cost of sales	1,117,565	929,604	2,162,766	1,841,842

Gross profit	99,029	94,288	194,148	186,902

Other costs and expenses:
Selling, general and administrative	67,703	64,988	137,339	126,172
Gain on acquisition of a business	—	—	(6,682)	—
Depreciation and amortization	9,372	8,703	18,707	17,735
Interest expense	5,840	6,759	11,144	12,876

Total other costs and expenses	82,915	80,450	160,508	156,783

Earnings before income taxes	16,114	13,838	33,640	30,119

Income tax expense	6,576	4,406	9,682	10,071

Net earnings	$9,538	9,432	$23,958	20,048

Net earnings per share:
Basic	$0.73	0.73	$1.85	1.55
Diluted	$0.72	0.72	$1.80	1.52

Declared dividends per common share	$0.18	0.18	$0.36	0.36

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,005	12,847	12,985	12,927
Diluted	13,321	13,068	13,326	13,184
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 20,	January 3,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$849	824
Accounts and notes receivable, net	261,618	185,943
Inventories	314,920	261,491
Prepaid expenses and other	14,852	13,909
Deferred tax asset, net	5,228	5,784

Total current assets	597,467	467,951

Notes receivable, net	25,561	28,353
Property, plant and equipment:
Property, plant and equipment	622,239	590,894
Less accumulated depreciation and amortization	(405,234)	(392,807)

Net property, plant and equipment	217,005	198,087

Goodwill	217,516	218,414
Customer contracts and relationships, net	23,174	24,762
Investment in direct financing leases	3,290	3,388
Other assets	14,176	11,591

Total assets	$1,098,189	952,546

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$4,233	4,032
Accounts payable	257,727	220,610
Accrued expenses	61,907	73,087

Total current liabilities	323,867	297,729

Long-term debt	311,073	222,774
Capitalized lease obligations	23,463	25,252
Deferred tax liability, net	26,533	22,232
Other liabilities	38,919	35,539
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,673 and 13,665 shares, respectively	22,789	22,776
Additional paid-in capital	103,369	98,048
Common stock held in trust	(2,268)	(2,243)
Deferred compensation obligations	2,268	2,243
Accumulated other comprehensive income (loss)	(10,597)	(10,876)
Retained earnings	287,759	268,562
Common stock in treasury, 832 and 848 shares, respectively	(28,986)	(29,490)

Total stockholders’ equity	374,334	349,020

Total liabilities and stockholders’ equity	$1,098,189	952,546

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	24 Weeks Ended
	June 20,	June 14,
	2009	2008
Operating activities:
Net earnings	$23,958	20,048
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on acquisition of a business	(6,682)	—
Depreciation and amortization	18,707	17,735
Amortization of deferred financing costs	794	1,495
Non-cash convertible debt interest	2,231	2,057
Amortization of rebateable loans	2,519	1,878
Provision for bad debts	869	(1,212)
Provision for lease reserves	1,066	(1,995)
Deferred income tax expense	586	7,816
LIFO charge	(287)	3,531
Asset impairments	898	796
Share-based compensation	5,715	3,965
Other	608	234
Changes in operating assets and liabilities:
Accounts and notes receivable	(14,561)	4,733
Inventories	(11,081)	(27,351)
Prepaid expenses	734	1,784
Accounts payable	(2,701)	(4,495)
Accrued expenses	(12,442)	(10,638)
Income taxes payable	(1,467)	4,831
Other assets and liabilities	1,327	(2,301)

Net cash provided by operating activities	10,791	22,911

Investing activities:
Disposal of property, plant and equipment	107	246
Additions to property, plant and equipment	(5,555)	(9,884)
Business acquired, net of cash	(78,056)	(6,772)
Loans to customers	(2,125)	(5,102)
Payments from customers on loans	1,798	544
Other	394	(195)

Net cash used in investing activities	(83,437)	(21,163)

Financing activities:
Proceeds of revolving debt	86,300	136,600
Dividends paid	(4,617)	(4,619)
Repurchase of Common Stock	—	(14,348)
Payments of long-term debt	(220)	(118,913)
Payments of capitalized lease obligations	(1,600)	(1,923)
Increase (decrease) in bank overdraft	(4,682)	3,988
Payments of deferred financing costs	(2,706)	(2,868)
Other	196	336

Net cash provided (used) by financing activities	72,671	(1,747)

Net increase in cash and cash equivalents	25	1
Cash and cash equivalents:
Beginning of year	824	862

End of period	$849	863

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
June 20, 2009
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
The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at June 20, 2009 and January 3, 2009, the results of operations for the 12 and 24 weeks ended June 20, 2009 (“second quarter 2009”) and June 14, 2008 (“second quarter 2008”) and changes in cash flows for the 24 weeks ended June 20, 2009 and June 14, 2008. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Subsequent events have been evaluated through the date and time the financial statements were issued on July 28, 2009. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
In fiscal 2009, the Company revised its treatment of consigned inventory sales in our military segment. Prior to the revision, consigned sales were recorded on a gross basis as sales and a related amount recorded as a cost of sales. The Company has revised its presentation for sales of consigned inventory to be on a net basis. The revision reduced both sales and cost of sales by $18.5 million and $35.6 million for the second quarter and year-to-date 2008, respectively, but did not have an impact on gross profit, earnings from continuing operations before income taxes, net earnings, cash flows or financial position for any period or their respective trends. Certain prior year amounts shown below related to the second quarter and year-to-date 2008 have been revised to conform to the current year presentation. Amounts related to fiscal 2008 periods after the second quarter will be revised as shown the next time those periods are presented.

	12 weeks ended
	June 14, 2008			12 weeks ended
	As originally	%		June 14, 2008%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$1,042,388	100.0%	(18,496)	1,023,892	100.0%
Cost of Sales	948,100	91.0%	(18,496)	929,604	90.8%

Gross Profit	$94,288	9.0%	—	94,288	9.2%

	24 weeks ended
	June 14, 2008			24 weeks ended
	As originally	%		June 14, 2008%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$2,064,298	100.0%	(35,554)	2,028,744	100.0%
Cost of Sales	1,877,396	90.9%	(35,554)	1,841,842	90.8%

Gross Profit	$186,902	9.1%	—	186,902	9.2%

	16 weeks ended
	October 4, 2008			16 weeks ended
	As originally	%		October 4, 2008%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$1,436,490	100.0%	(20,182)	1,416,308	100.0%
Cost of Sales	1,314,325	91.5%	(20,182)	1,294,143	91.4%

Gross Profit	$122,165	8.5%	—	122,165	8.6%

	13 weeks ended
	January 3, 2009			13 weeks ended
	As originally	%		January 3, 2009%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$1,202,872	100.0%	(14,430)	1,188,442	100.0%
Cost of Sales	1,104,990	91.9%	(14,430)	1,090,560	91.8%

Gross Profit	$97,882	8.1%	—	97,882	8.2%

	Fiscal Year ended
	January 3, 2009			Fiscal Year ended
	As originally	%		January 3, 2009%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$4,703,660	100.0%	(70,166)	4,633,494	100.0%
Cost of Sales	4,296,711	91.3%	(70,166)	4,226,545	91.2%

Gross Profit	$406,949	8.7%	—	406,949	8.8%

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

The fair value of the net identifiable assets acquired and liabilities assumed of $84.8 million exceeded the fair value of the purchase price of the Business of $78.1 million. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $6.7 million (net of tax) in the first quarter 2009 associated with the acquisition of the Business. The gain is included in the line item “Gain on acquisition of a business” in the Consolidated Statement of Income.
A contingency of $0.3 million is included in the other long-term liabilities account in the table above related to a payment the Company would be required to make in the event a purchase option is not exercised associated with the sublease of the Pensacola, FL facility prior to October 10, 2010. The Company has determined the range of the potential loss on the contingency is zero to $1.0 million and the acquisition date fair value of the contingency is $0.3 million based upon a probability-weighted discounted cash flow valuation technique. As of June 20, 2009, there were no changes in the recognized amounts or range of outcomes associated with this contingency.
The Company has recognized acquisition related costs of $0.1 million and $0.6 million that were expensed during the second quarter and year-to-date 2009, respectively. These costs are included in the Consolidated Statement of Income under selling, general and administrative expenses.
Sales of the Business included in the Consolidated Statement of Income for the second quarter and year-to-date 2009 were $165.9 million and $277.6 million, respectively. Although the Company has made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company’s military segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business will have on the Company’s net earnings during fiscal 2009. However, please refer to “Note 15-Segment Reporting” of this Form 10-Q for a comparison of military segment sales and profit for the second quarters and year-to-date periods of fiscal 2009 and 2008.
Supplemental pro forma financial information
The unaudited pro forma financial information in the table below combines the historical results for the Company and the historical results for the Business for the 12 and 24 weeks ended June 20, 2009 and June 14, 2008. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

	12 Weeks Ended		24 Weeks Ended
	June 20,	June 14,	June 20,	June 14,
(in thousands, except per share data)	2009	2008	2009	2008
Total revenues	$1,216,594	1,182,377	$2,419,204	2,339,671
Net earnings	9,538	9,697	24,124	21,031
Basic earnings per share	0.73	0.75	1.86	1.63
Diluted earnings per share	0.72	0.74	1.81	1.60
Note 3 — Change in Accounting Principal
Effective January 4, 2009, the Company adopted the provisions of FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“FSP APB 14-1”), which impacts the accounting associated with our senior convertible notes. FSP APB 14-1 requires us to recognize interest expense, including non-cash interest, based on the market rate for similar debt instruments without the conversion feature, which the Company determined to be 8.0%. Furthermore, it requires retrospective accounting treatment. Under FSP APB 14-1, the liability component of convertible debt is measured upon issuance using an 8.0% interest rate and an assumed eight year life, as determined by the first date the holders may require the Company redeem the note. The difference between the proceeds from the issuance and the fair value of the liability is assigned to equity. Additionally, FSP APB 14-1 states that transaction costs incurred with third parties shall be allocated to and accounted for as debt issuance costs and equity issuance costs in proportion to the allocation of proceeds between the liability and equity component, respectively.
The following table represents the Company’s initial measurement of the convertible debt as of March 15, 2005 and its retrospective measurement under FSP ABP 14-1:

	Measurement under	Initial
	FSP APB 14-1	Measurement
(in millions)	3/15/2005	3/15/2005	Change
Other assets	$3.6	4.9	(1.3	)(a)
Long-term debt	110.8	150.1	(39.3	)(b)
Deferred tax liability, net	14.8	—	14.8	(c)
Additional paid-in capital	23.2	—	23.2	(d)

(a)	Other assets represents the deferred financing cost asset related to the debt issuance. The $1.3 million change represents the portion of the costs allocated to equity in the additional paid-in capital account under FSP APB 14-1.

(b)	The $39.3 million change in the carrying value of long-term debt represents the difference between the fair value of the long-term debt under FSP APB 14-1 and the proceeds received upon issuance of the convertible notes, which is allocated to equity.

(c)	The Company’s tax basis in the long-term debt and deferred financing cost asset are $39.3 million and $1.3 million higher than their book basis, resulting in a $14.8 million net deferred tax liability.

(d)	The $23.2 million change in equity in the additional paid-in capital account represent the following:

(in millions)
Long-term debt reclassified to equity	$39.3
Deferred financing costs reclassified to equity	(1.3)
Deferred tax liability	(14.8)

Total additional paid-in capital impact	23.2

The following tables represent the retrospective accounting impact the adoption of FSP APB 14-1 had on the Company’s Consolidated Statement of Income for the second quarter and year-to-date 2008 and the Consolidated Balance Sheet as of January 3, 2009:

Consolidated Statement of Income:	Second Quarter 2008		Year-to-Date 2008
(in thousands, except EPS data)	As adjusted	As reported	As adjusted	As reported

Interest expense	$6,759	5,651	$12,876	10,685
Income tax expense	4,406	4,838	10,071	10,925
Net earnings	9,432	10,108	20,048	21,385

Basic EPS	0.73	0.79	1.55	1.65
Diluted EPS	0.72	0.77	1.52	1.62

Consolidated Balance Sheet:	As of January 3, 2009
(in thousands)	As adjusted	As reported

Other assets	$11,591	13,997
Long-term debt	222,774	246,441
Deferred tax liability, net	22,233	13,940
Additional paid-in capital	98,048	74,836
Retained earnings	268,562	278,804
Total stockholders’ equity	349,020	336,050
Note 4 — Inventories
We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $75.8 million higher at June 20, 2009 and $76.1 million higher at January 3, 2009. In the second quarter 2009 we recorded a reversal of LIFO charges of $0.3 million compared to charges of $2.4 million recorded during the second quarter 2008. During year-to-date 2009 we have recorded a reversal of LIFO charges of $0.3 million compared to charges of $3.5 million during year-to-date 2008.
Note 5 — Goodwill
As a result of the closing of one retail store in the second quarter 2009, retail goodwill was impaired by $0.9 million. Changes in the net carrying amount of goodwill for year-to-date 2009 are as follows (in thousands):

	Food
	distribution	Military	Retail	Total
Goodwill as of January 3, 2009	$121,863	25,754	70,797	218,414
Retail store closing	—	—	(898)	(898)

Goodwill as of June 20, 2009	$121,863	25,754	69,899	217,516

Note 6 — Share-Based Compensation
We account for share-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment — Revised,” which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense in our Consolidated Statements of Income of $2.4 million for the second quarter 2008 and $5.7 million for year-to-date 2009 versus expense of $2.0 million for the second quarter 2008 and $4.0 million for year-to-date 2008.

We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. These plans include the 2009 Incentive Award Plan, the 2000 Stock Incentive Plan (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan. These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 under the caption “Footnote 9 — Share-based Compensation Plans” and in Exhibit 10.1 to our current report on Form 8-K dated May 26, 2009.
As of June 20, 2009, options to purchase 10,000 shares of common stock at $35.36 per share were outstanding and exercisable under the 2000 Plan.
Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”).
Performance units were granted during 2005, 2006, 2007, 2008 and 2009 under the 2000 Plan pursuant to our LTIP. These units vest at the end of a three-year performance period. The 2005 plan provided for payout in shares of our common stock or cash, or a combination of both, at the election of the participant, and therefore was accounted for as a liability award in accordance with SFAS 123(R). All units under the 2005 plan were settled in shares of our common stock during the second quarter 2008 and all units under the 2006 plan were settled in shares of our common stock during the second quarter 2009.
In the first and second quarters of 2009, units were granted pursuant to our 2009 LTIP. Depending on a comparison of the Company’s cumulative three-year actual EBITDA results to the cumulative three-year strategic plan EBITDA targets and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.
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

The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions - SARs Valuation	2008 Grants

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years
The following table summarizes activity in our share-based compensation plans during the year-to-date period 2009:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock Awards/	Restriction/
	Stock Option	Option Price	Performance	Vesting Period
(In thousands, except per share amounts)	Shares	Per Share	Units	(Years)

Outstanding at January 3, 2009	18.0	$30.56	926.0	1.3
Granted	—		141.6
Exercised/restrictions lapsed/settled	(8.0)		(112.2)
Forfeited/cancelled	—		(12.9)

Outstanding at June 20, 2009	10.0	$35.36	942.5	1.4

Exercisable/unrestricted at January 3, 2009	18.0	$30.56	300.5

Exercisable/unrestricted at June 20, 2009	10.0	$35.36	247.1

•	The “exercised/restrictions lapsed” amount above includes settlement of performance units granted pursuant to the 2006 LTIP that vested at the end of fiscal 2008. The units were settled for approximately 90,000 shares of common stock, of which approximately 15,000 shares, net of tax withholding of approximately 8,000 shares, were paid out of treasury stock during the second quarter 2009 and the remaining 67,000 shares deferred to future periods at the election of the recipients.

Weighted
	Stock	Average
	Appreciation	Base/Exercise
(in thousands, except per share amounts)	Rights	Price Per SAR

Outstanding at January 3, 2009	267.3	$38.44
Granted	—
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at June 20, 2009	267.3	38.44

Exercisable/unrestricted at January 3, 2009	—

Exercisable/unrestricted at June 20, 2009	—

The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $33.72 during year-to-date 2009, versus $37.17 during year-to-date 2008.
Note 7 — Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements. Effective January 1, 2008, we adopted the provisions of SFAS 157 related to financial assets and liabilities recognized or disclosed on a recurring basis. Additionally, beginning in the first quarter 2009, in accordance with the provisions of FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) we now apply SFAS 157 to financial and non-financial assets and liabilities. FSP 157-2 delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis.
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
Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of June 20, 2009, we have recorded a fair value liability of $1.5 million in relation to our outstanding interest rate swap agreements.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.
The fair value of notes receivable approximates the carrying value at June 20, 2009 and January 3, 2009. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.
Long-term debt, which includes the current maturities of long-term debt, at June 20, 2009, had a carrying value and fair value of $311.7 million and $285.8 million, respectively, and at January 3, 2009, had a carrying value and fair value of $223.4 million and $222.6 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Note 8 — Derivatives
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
As of June 20, 2009, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
As of June 14, 2008, there were no outstanding interest rate swap agreements.
From time-to-time, we use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on a fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense.
As of June 20, 2009, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during 2008 expired during the first quarter and was settled for fair market value.
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

Note 9 — Other Comprehensive Income
Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to SFAS 133.
Our outstanding interest rate swap agreements which were entered into during the third quarter of fiscal 2008 are designated as cash flow hedges of interest payments on borrowings under our asset-backed credit agreement and are reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income. The gain reported in other comprehensive income during the second quarter and year-to-date 2009 reflects a change in fair value of those agreements during the respective periods. During the second quarter and year-to-date 2009 all interest rate swap agreements were designated as cash flow hedges.
During the first quarter 2008 our only outstanding commodity swap agreement did not qualify for hedge accounting in accordance with SFAS 133, and the corresponding changes in fair value of the commodity swap agreement were recognized in earnings. The components of comprehensive income are as follows:

	12 Weeks Ended			Year-to-date Ended
	June 20,		June 14,	June 20,		June 14,
(In thousands)	2009		2008	2009		2008

Net Earnings	$9,538		9,432	23,958		20,048
Change in fair value of derivatives, net of tax	257	(1)	—	279	(2)	—

Comprehensive income	$9,795		9,432	24,237		20,048

(1)	Net of tax of $164.

(2)	Net of tax of $178.
Note 10 — Long-term Debt and Bank Credit Facilities
Total debt outstanding was comprised of the following:

	June 20,	January 3,
(In thousands)	2009	2009

Asset-backed credit agreement:
Revolving credit	$179,900	93,600
Senior subordinated convertible debt, 3.50% due in 2035	128,652	126,420
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	2,690	2,875
Notes payable and mortgage notes, 7.95% due in various installments through 2013	439	474

Total debt	311,681	223,369
Less current maturities	(608)	(595)

Long-term debt	$311,073	222,774

Asset-backed Credit Agreement
Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00% and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. As of June 20, 2009, $147.7 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.4 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
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
Note 11 — Guarantees
We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($14.6 million as of June 20, 2009 as compared to $9.6 million as of June 14, 2008), which would be due in accordance with the underlying agreements. We have not guaranteed any new debt or lease obligations during year-to-date 2009.
We have entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $11.2 million, which is included in the $14.6 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by FIN 45, a liability representing the fair value of the obligations assumed under the guarantees of $1.2 million is included in the accompanying consolidated financial statements for the guarantees accounted for under FIN 45. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of FIN 45.

We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $9.0 million as of June 20, 2009 as compared to $10.1 million as of June 14, 2008.
Note 12 — Income Taxes
For the second quarter 2009 and 2008, our tax expense was $6.6 million and $4.4 million, respectively. For year-to-date 2009 and 2008, our tax expense was $9.7 million and $10.1 million, respectively.
The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The effective tax rate for the second quarter 2009 was 40.8%. During the second quarter 2008 the Company filed reports with various taxing authorities which resulted in the settlement of uncertain tax positions. Accordingly, the Company reported the effect of these discrete events in the second quarter as a decrease in tax expense of $1.2 million in 2008. For the second quarter 2008, the effective tax rate was 31.8% and was reflective of the effects from the settlement of these 2008 uncertain tax positions including the release of certain income tax contingency reserves related to these discrete events. The effective tax rates for year-to-date 2009 and 2008 were 28.8% and 33.4%, respectively.
The total amount of unrecognized tax benefits as of end of the second quarter 2009 was $10.7 million. The net increase in unrecognized tax benefits of $0.6 million since March 28, 2009 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods. The total amount of tax benefits that if recognized would impact the effective tax rate was $3.7 million at the end of the second quarter 2009. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. At the end of the second quarter 2009, we had approximately $2.1 million for the payment of interest and penalties accrued.
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
Note 13 — Pension and Other Postretirement Benefits
The following tables present the components of our pension and postretirement net periodic benefit cost:
12 Weeks Ended June 20, 2009 and June 14, 2008

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008

Interest cost	$537	520	11	11
Expected return on plan assets	(413)	(556)	—	—
Amortization of prior service cost	—	(1)	(19)	(149)
Recognized actuarial loss (gain)	316	124	(1)	(1)

Net periodic benefit cost	$440	87	(9)	(139)

24 Weeks Ended June 20, 2009 and June 14, 2008:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008

Interest cost	$1,074	1,039	22	22
Expected return on plan assets	(826)	(1,112)	—	—
Amortization of prior service cost	—	(1)	(38)	(298)
Recognized actuarial loss (gain)	632	249	(3)	(1)

Net periodic benefit cost	$880	175	(19)	(277)

Weighted-average assumptions used to determine net periodic benefit cost for the first two quarters of 2009 and first two quarters of 2008 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Weighted-average assumptions:
Discount rate	6.30%	6.00%	6.30%	6.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Total contributions to our pension plan in fiscal 2009 are expected to be $0.7 million.
Note 14 — Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter Ended		Year-to-Date Ended
	June 20,	June 14,	June 20,	June 14,
(In thousands, except per share amounts)	2009	2008	2009	2008

Net earnings	$9,538	9,432	23,958	20,048

Net earnings per share-basic:
Weighted-average shares outstanding	13,005	12,847	12,985	12,927

Net earnings per share-basic	$0.73	0.73	1.85	1.55

Net earnings per share-diluted:
Weighted-average shares outstanding	13,005	12,847	12,985	12,927
Dilutive impact of options	—	3	1	4
Shares contingently issuable	316	218	340	253

Weighted-average shares and potential dilutive shares outstanding	13,321	13,068	13,326	13,184

Net earnings per share-diluted	$0.72	0.72	1.80	1.52

Anti-dilutive options excluded from calculation (weighted-average amount for period)	5	5	5	—
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
Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan were settled in shares of common stock during the second quarter 2008. During the second quarter 2009, performance units granted under the 2006 LTIP Plan were settled in shares of common stock. Other performance and RSUs granted during 2007, 2008 and 2009 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under SFAS No. 128, “Earnings per Share.” Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the second quarter 2009, approximately 185,000 shares related to the LTIP and 131,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 91,000 shares related to the LTIP and 127,000 shares related to RSUs during the second quarter 2008. For year-to-date 2009, approximately 185,000 shares related to the LTIP and 155,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 110,000 shares related to the LTIP and 143,000 shares related to RSUs during year-to-date 2008.
Note 15 — Segment Reporting
We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments. Our food distribution segment consists of 15 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers. The military segment consists primarily of five distribution centers that distribute products exclusively to military commissaries and exchanges. The retail segment consists of corporate-owned stores that sell directly to the consumer.
A summary of the major segments of the business is as follows:

	Second Quarter Ended
	June 20, 2009				June 14, 2008
	Sales from	Inter-			Sales from	Inter-
	external	segment	Segment		external	segment	Segment
(In thousands)	customers	sales	profit		customers	sales	profit

Food Distribution	$619,831	69,216	21,371		600,081	70,975	22,885
Military	461,008	—	11,098	*	286,116	—	11,091
Retail	135,755	—	4,297		137,695	—	4,774
Eliminations	—	(69,216)	—		—	(70,975)	—

Total	$1,216,594	—	36,766		1,023,892	—	38,750

*	Includes $0.1 million of acquisition related costs incurred during the second quarter 2009.

	Year-to-Date Ended
	June 20, 2009				June 14, 2008
	Sales from	Inter-			Sales from	Inter-
	external	segment	Segment		external	segment	Segment
(In thousands)	customers	sales	profit		customers	sales	profit

Food Distribution	$1,221,811	133,769	40,203		1,194,235	137,350	45,825
Military	871,256	—	23,134	*	566,381	—	21,853
Retail	263,847	—	7,625		268,128	—	9,317
Eliminations	—	(133,769)	—		—	(137,350)	—

Total	$2,356,914	—	70,962		2,028,744	—	76,995

*	Includes $0.6 million of acquisition related costs incurred during year-to-date 2009.
Reconciliation to Consolidated Statements of Income:

	Second Quarter Ended		Year-to-Date Ended
	June 20,	June 14,	June 20,	June 14,
(In thousands)	2009	2008	2009	2008

Total segment profit	$36,766	38,750	70,962	76,995
Unallocated amounts:
Adjustment of inventory to LIFO	287	(2,397)	287	(3,531)
Gain on acquisition of a business	—	—	6,682	—
Unallocated corporate overhead	(20,939)	(22,515)	(44,291)	(43,345)

Earnings before income taxes and cumulative effect of a change in accounting principle	$16,114	13,838	33,640	30,119

Note 16 — Legal Proceedings
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
Our military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States, and in Europe, Puerto Rico, Cuba, the Azores and Egypt. We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges. On January 31, 2009, we completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities (“GSC acquisition”).
Our retail segment operated 57 corporate-owned stores primarily in the Upper Midwest as of June 20, 2009. On April 1, 2008, we completed the acquisition of two stores located in Rapid City, SD and Scottsbluff, NE and on May 1, 2009 we opened an AVANZA® store in Aurora, CO. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold one retail store in 2009 and four retail stores in 2008. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations
Sales
The following tables summarize our sales activity for the 12 weeks ended June 20, 2009 (“second quarter 2009”) compared to the 12 weeks ended June 14, 2008 (“second quarter 2008”) and the 24 weeks ended June 20, 2009 (“year-to-date 2009”) compared to the 24 weeks ended June 14, 2008 (“year-to-date 2008”):

	Second quarter 2009		Second quarter 2008		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$619,831	50.9%	600,081	58.6%	19,750	3.3%
Military	461,008	37.9%	286,116	27.9%	174,892	61.1%
Retail	135,755	11.2%	137,695	13.4%	(1,940)	(1.4%)

Total Sales	$1,216,594	100.0%	1,023,892	100.0%	192,702	18.8%

	Year-to-date 2009		Year-to-date 2008		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$1,221,811	51.8%	1,194,235	58.9%	27,576	2.3%
Military	871,256	37.0%	566,381	27.9%	304,875	53.8%
Retail	263,847	11.2%	268,128	13.2%	(4,281)	(1.6%)

Total Sales	$2,356,914	100.0%	2,028,744	100.0%	328,170	16.2%

The increase in food distribution sales for the second quarter and year-to-date 2009 of 3.3% and 2.3%, respectively, as compared against the prior year is primarily attributable to new account gains. The shift of the Easter holiday to the second quarter 2009 versus the first quarter 2008 created a favorable variance in the second quarter 2009 sales of $6.3 million, or 1.1%, compared to last year. Excluding the impact of the timing of the Easter holiday, food distribution sales increased 2.2% during the second quarter 2009 relative to the prior year period.
Military segment sales were up 61.1% and 53.8% during the second quarter and year-to-date 2009, respectively, as compared against the prior year, which is primarily attributable to the GSC acquisition. However, excluding the sales attributable to these acquired locations, comparable military segment sales increased by 3.2% and 4.8% during the second quarter and year-to-date 2009, respectively, in comparison to the prior year. The comparable increase in military segment sales is due to 6.5% stronger sales domestically and 1.0% stronger sales overseas during year-to-date 2009.
Domestic and overseas sales represented the following percentages of military segment sales. Note that the business acquired through the GSC acquisition services domestic military bases only.

	Second Quarter		Year-to-date
	2009	2008	2009	2008
Domestic	81.4%	69.5%	80.3%	69.9%
Overseas	18.6%	30.5%	19.7%	30.1%
The decrease in retail sales is attributable to a 0.8% and 1.5% decrease in same store sales during the second quarter and year-to-date 2009, respectively, as compared to the prior year. Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods. Same store sales during the second quarter 2009 were positively impacted by the shift of the Easter holiday to the second quarter 2009 versus the first quarter 2008 which created a favorable variance in the second quarter 2009 sales of $1.3 million, or 0.9%, as compared to last year. In addition to the decrease in same store sales, we have closed or sold four stores since the end of the second quarter 2008.

During the second quarters of 2009 and 2008, our corporate store count changed as follows:

	Second quarter	Second quarter
	2009	2008
Number of stores at beginning of period	57	58
New stores	1	—
Acquired stores	—	2
Closed or sold stores	(1)	—

Number of stores at end of period	57	60

During year-to-date 2009 and 2008, our corporate store count changed as follows:

	Year-to-date	Year-to-date
	2009	2008
Number of stores at beginning of period	57	59
New stores	1
Acquired stores	—	2
Closed or sold stores	(1)	(1)

Number of stores at end of period	57	60

Consolidated Gross Profit
Consolidated gross profit was 8.1% of sales for the second quarter 2009 compared to 9.2% of sales for the second quarter 2008. Consolidated gross profit was 8.2% of sales for year-to-date 2009 compared to 9.2% of sales for year-to-date 2008. Our overall gross profit margin was negatively affected by 0.6% of sales in the second quarter and year-to-date 2009 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2009 sales occurring in the military segment due to the GSC acquisition and a lower percentage in the retail and food distribution segments which have a higher gross profit margin. In addition, high levels of inflation resulted in higher than normal prior year gross profit margin performance while declines in commodity prices during the current year have had a negative impact on gross margin performance.
Consolidated Selling, General and Administrative Expenses
Consolidated SG&A for the second quarter 2009 was 5.6% of sales as compared to 6.4% of sales during the second quarter 2008. Our SG&A margin benefited by 0.6% of sales in the second quarter 2009 due to the sales mix shift between our business segments due to the higher level of military sales due to the GSC acquisition relative to the other business segments in 2009.
Consolidated SG&A for year-to-date 2009 was 5.8% of sales as compared to 6.2% of sales during year-to-date 2008. Our SG&A margin benefited by 0.5% of sales in the second quarter 2009 due to the sales mix shift between our business segments due to the higher level of military sales due to the GSC acquisition relative to the other business segments in 2009. However, this was offset by year-over-year increases in non-cash closed store lease costs of $3.1 million and non-cash stock compensation expense of $1.7 million, which combined were 0.2% of sales.
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

Depreciation and Amortization Expense
Depreciation and amortization expense was $9.4 million for the second quarter 2009 as compared to $8.7 million during the comparable prior year period. Depreciation and amortization expense was $18.7 million for year-to-date 2009 as compared to $17.7 million during the comparable prior year period. The increase in depreciation and amortization expense over the prior year is attributable to the GSC acquisition.
Interest Expense
Interest expense was $5.8 million for the second quarter 2009 compared to $6.8 million for the comparable prior year period. Interest expense for the second quarter 2008 included the write-off of deferred financing costs of $1.0 million associated with the refinancing of our credit facility. Average borrowing levels increased from $360.9 million during the second quarter 2008 to $385.6 million during the second quarter 2009. The effective interest rate was 4.5% for the second quarter 2009 compared to 6.2% in the second quarter 2008. However, excluding the impact of the write-off of deferred financing costs, the effective interest rate was 5.2% for the second quarter 2008.
Interest expense was $11.1 million for year-to-date 2009 compared to $12.9 million for the comparable prior year period. Average borrowing levels increased from $347.7 million during year-to-date 2008 to $364.5 million during year-to-date 2009. The effective interest rate was 4.6% for year-to-date 2009 compared to 6.0% during year-to-date 2008. However, excluding the impact of the write-off of deferred financing costs of $1.0 million during the second quarter 2008, the effective interest rate was 5.4% for year-to-date 2008.
The calculation of our effective interest rates excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (FASB) Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). Non-cash interest expense recognized under FSP APB 14-1 was $1.1 million and $1.0 million during the second quarter 2009 and 2008, respectively, and was $2.2 million and $2.1 million during year-to-date 2009 and 2008, respectively. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under FSP APB 14-1. The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.
Income Taxes
Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 40.8% and 31.8% for the second quarter 2009 and second quarter 2008, respectively. The effective tax rates for year-to-date 2009 and year-to-date 2008 were 28.8% and 33.4%, respectively.
During the second quarter of 2008, we filed various reports to settle potential tax liabilities. Accordingly, we reported the effect of these discrete events in the second quarter 2008. The lower effective tax rate for the second quarter 2008 is reflective of the effects from the settlement of these uncertain tax positions. The effective rate for the second quarters differed from statutory rates due to anticipated pre-tax income relative to certain nondeductible expenses. We estimate the full year effective tax rate for 2009 will be approximately 35.7%.
Net Earnings
Net earnings for the second quarter 2009 were $9.5 million, or $0.72 per diluted share, as compared to net earnings of $9.4 million, or $0.72 per diluted share, in the second quarter 2008. Net earnings for year-to-date 2009 were $24.0 million, or $1.80 per diluted share, as compared to net earnings of $20.0 million, or $1.52 per diluted share, in year-to-date 2008.

Liquidity and Capital Resources
The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	24 Weeks Ended
	June 20,	June 14,	Increase/
(In thousands)	2009	2008	(Decrease)

Net cash provided by operating activities	$10,791	22,911	(12,120)
Net cash used in investing activities	(83,437)	(21,163)	(62,274)
Net cash provided (used) by financing activities	72,671	(1,747)	74,418

Net change in cash and cash equivalents	$25	1	24

Cash flows from operating activities decreased $12.1 million during year-to-date 2009 as compared to year-to-date 2008, primarily due to a year-over-year increase in our accounts receivable of $19.3 million and a year-over-year decrease in our income taxes payable of $6.1 million, which were partially offset by a year-over year decrease in our investment in inventories of $16.3 million. The year-over-year increase in accounts receivable is attributable to a temporary timing difference related to our military accounts receivable billing cycle.
Net cash used in investing activities increased by $62.3 million during year-to-date 2009 as compared to year-to-date 2008. The most significant factor for the year-over-year increase was the GSC acquisition for $78.1 million that occurred on January 31, 2009. However, the GSC acquisition impact on investing activities was offset by a year-over-year decreases in loans to customers and additions to property, plan and equipment of $3.0 million and $4.3 million, respectively, and the acquisition of two retail stores during year-to-date 2008 for $6.8 million.
Cash provided by financing activities increased by $74.4 million during year-to-date 2009 as compared to year-to-date 2008 due primarily to the GSC acquisition. The increase in cash provided by financing activities included net borrowings of long-term debt of $86.1 million during year-to-date 2009 compared to net borrowings of $17.7 million during year-to-date 2008.
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
The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00% and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.
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
At June 20, 2009, $147.7 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.4 million of outstanding letters of credit primarily supporting workers’ compensation obligations. We are currently in compliance with all covenants contained within the credit agreement.
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
Consolidated EBITDA (Non-GAAP Measurement)
The following is a reconciliation of EBITDA and Consolidated EBITDA to net income for the second quarter 2009 compared to the second quarter 2008 and year-to-date 2009 compared to year-to-date 2008 (amounts in thousands):

	2009	2008	2009	2008
	Qtr 2	Qtr 2	Year-to-Date	Year-to-Date
Net income	$9,538	9,432	$23,958	20,048
Income tax expense	6,576	4,406	9,682	10,071
Interest expense	5,840	6,759	11,144	12,876
Depreciation and amortization	9,372	8,703	18,707	17,735

EBITDA	31,326	29,300	63,491	60,730
LIFO charge	(287)	2,397	(287)	3,531
Lease reserves	—	99	1,066	(1,995)
Asset impairments	898	401	898	796
Share-based compensation	2,408	2,022	5,715	3,965
Subsequent cash payments on non-cash charges	(714)	(612)	(1,331)	(2,796)
Gain on acquisition of a business	—	—	(6,682)	—

Total Consolidated EBITDA	$33,631	33,607	$62,870	64,231

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
The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.
As of June 20, 2009, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$ 30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$ 22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
As of June 14, 2008, there were no outstanding interest rate swap agreements.
From time-to-time, we use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying commodity amount upon which the payments are made. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense.
As of June 20, 2009, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during 2008 expired during the first quarter and was settled for fair market value.
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
Critical Accounting Policies and Estimates
Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 24 weeks ended June 20, 2009.
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
The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”) on January 4, 2009. SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS 165 during the second quarter 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FASB Interpretation No. 46(revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective during the first fiscal quarter of 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third fiscal quarter of 2009 and will not have a material impact on our consolidated financial statements.

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
On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three military food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas serving military commissaries and exchanges (“Business”). The acquisition of the Business represents a material change in the Company’s internal control over financial reporting since management’s last assessment. We are currently integrating policies, processes, people, technology and operations in relation to the Business. Management will continue to evaluate our internal control over financial reporting as we execute integration activities and will not include the Business as a part of management’s next assessment of the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 with the exception of the following:
Costs related to a multi-employer pension plan.
The Company participates in the Central States Southeast and Southwest Areas Pension Funds (“CSS” or “the plan”), a multi-employer pension plan, for certain unionized employees. The Company’s contributions to the plan may escalate in future years based on factors outside the Company’s control, including the bankruptcy or insolvency of other participating employers, actions taken by trustees who manage the plan, government regulations, a funding deficiency in the plan or our withdrawal from the plan. Escalating costs associated with the plan may have a material adverse effect on the Company’s financial condition and results of operations.
Effective July 9, 2009, the trustees of CSS formalized a decision to terminate the participation of YRC Worldwide, Inc. (formerly Yellow Freight and Roadway Express) and USF Holland, Inc. from the pension fund. At this time, there is no change to the funding obligations due from other participating employers in the fund as a result of this termination; however, further developments may necessitate a reevaluation of the funding obligations at some point in the future.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its Annual Meeting of Stockholders on May 20, 2009.
(b)	Seven individuals were nominated by the Board to serve as directors for a one-year term expiring at the 2010 Annual Meeting of Stockholders. All seven members were elected, with the results of votes of stockholders as follows:

Director Nominees	Votes for	Votes Against

Robert L. Bagby	11,418,449	153,414
Alec C. Covington	11,422,266	149,597
Sam K. Duncan	11,414,154	157,709
Mickey P. Foret	11,302,092	269,771
Douglas A. Hacker	11,414,763	157,100
Hawthorne L. Proctor	11,416,214	155,649
William R. Voss	11,216,180	355,683
(c)	The following proposals were voted on and approved:

Proposal	Votes for	Votes against	Abstain	Broker non-votes

To Approve an Amendment to our Restated Certificate of Incorporation to Permit Stockholders to Remove Directors With or Without Cause by a Majority Vote	11,548,378	15,910	7,575	—

To Approve an Amendment to our Restated Certificate of Incorporation to Eliminate Advance Notice Provisions for Director Nominations from the Restated Certificate of Incorporation	10,100,606	1,462,750	8,507	—

To Approve the Nash-Finch Company 2009 Incentive Award Plan	6,068,550	4,918,795	21,922	562,596

To Approve the Nash-Finch Company Performance Incentive Plan	9,939,499	1,051,954	17,815	562,595

To Ratify the Selection of Ernst & Young LLP as Our Independent Registered Public Accounting Firm	11,491,057	77,879	2,927	—
ITEM 5. Other Information
None

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

3.1	Certificate of Amendment to the Nash-Finch Company Restated Certificate of Incorporation, effective May 22, 2009

3.2	Fourth Restated Certificate of Incorporation of Nash-Finch Company, effective July 24, 2009

3.3	Amended and Restated Bylaws of Nash-Finch Company (as amended May 20, 2009)

10.1	Nash-Finch Company Incentive Award Plan

10.2	Nash-Finch Company Performance Incentive Plan

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY Registrant
Date: July 28, 2009	By:	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: July 28, 2009	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended June 20, 2009

Exhibit		Method of
No.	Item	Filing

3.1
Certificate of Amendment to the Nash-Finch Company Restated Certificate of Incorporation, effective May 22, 2009 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated May 26, 2009 (File No. 0-785))
Incorporated by reference

3.2	Fourth Restated Certificate of Incorporation of Nash-Finch Company, effective July 24, 2009	Filed herewith

3.3	Amended and Restated Bylaws of Nash-Finch Company (as amended May 20, 2009) (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K/A dated July 6, 2009 (File No. 0-785))	Incorporated by reference

10.1	Nash-Finch Company Incentive Award Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated May 26, 2009 (File No. 0-785))	Incorporated by reference

10.2	Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K dated May 26, 2009 (File No. 0-785))	Incorporated by reference

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith