Form 10-Q
period 2009-10-10
NASH FINCH CO
filed 2009-11-12
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended October 10, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2009, 12,841,406 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	16 Weeks Ended		40 Weeks Ended
	October 10,	October 4,	October 10,	October 4,
	2009	2008	2009	2008

Sales	$1,633,304	1,416,308	$3,990,218	3,445,052
Cost of sales	1,504,350	1,294,143	3,667,116	3,135,985

Gross profit	128,954	122,165	323,102	309,067

Other costs and expenses:
Selling, general and administrative	84,716	89,937	222,055	216,109
Gain on acquisition of a business	—	—	(6,682)	—
Gain on litigation settlement	(7,630)	—	(7,630)	—
Depreciation and amortization	12,592	11,643	31,299	29,378
Interest expense	7,621	7,556	18,765	20,432

Total other costs and expenses	97,299	109,136	257,807	265,919

Earnings before income taxes	31,655	13,029	65,295	43,148

Income tax expense	9,728	5,344	19,410	15,415

Net earnings	$21,927	7,685	$45,885	27,733

Net earnings per share:
Basic	$1.68	0.60	$3.53	2.15
Diluted	$1.64	0.58	$3.44	2.10

Declared dividends per common share	$0.18	0.18	$0.54	0.54

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,021	12,839	12,998	12,893
Diluted	13,377	13,174	13,344	13,176
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 10,	January 3,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$860	824
Accounts and notes receivable, net	284,746	185,943
Inventories	337,122	261,491
Prepaid expenses and other	12,349	13,909
Deferred tax asset, net	6,785	5,784

Total current assets	641,862	467,951

Notes receivable, net	24,524	28,353
Property, plant and equipment:
Property, plant and equipment	627,275	590,894
Less accumulated depreciation and amortization	(415,566)	(392,807)

Net property, plant and equipment	211,709	198,087

Goodwill	217,516	218,414
Customer contracts and relationships, net	22,101	24,762
Investment in direct financing leases	3,232	3,388
Other assets	13,453	11,591

Total assets	$1,134,397	952,546

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$4,375	4,032
Accounts payable	279,836	220,610
Accrued expenses	59,131	73,087

Total current liabilities	343,342	297,729

Long-term debt	306,763	222,774
Capitalized lease obligations	22,275	25,252
Deferred tax liability, net	26,268	22,232
Other liabilities	40,071	35,539
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,673 and 13,665 shares, respectively	22,790	22,776
Additional paid-in capital	105,143	98,048
Common stock held in trust	(2,317)	(2,243)
Deferred compensation obligations	2,317	2,243
Accumulated other comprehensive income (loss)	(10,575)	(10,876)
Retained earnings	307,306	268,562
Common stock in treasury, 832 and 848 shares, respectively	(28,986)	(29,490)

Total stockholders’ equity	395,678	349,020

Total liabilities and stockholders’ equity	$1,134,397	952,546

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	40 Weeks Ended
	October 10,	October 4,
	2009	2008
Operating activities:
Net earnings	$45,885	27,733
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on acquisition of a business	(6,682)	—
Gain on litigation settlement	(7,630)	—
Depreciation and amortization	31,299	29,378
Amortization of deferred financing costs	1,357	1,867
Non-cash convertible debt interest	3,753	3,458
Amortization of rebateable loans	3,133	2,154
Provision for bad debts	1,070	(525)
Provision for lease reserves	1,492	(1,515)
Deferred income tax expense	(1,237)	9,702
LIFO charge	(732)	11,892
Asset impairments	1,738	1,490
Share-based compensation	7,421	6,978
Deferred compensation	990	222
Other	(130)	(995)
Changes in operating assets and liabilities:
Accounts and notes receivable	(38,921)	(7,031)
Inventories	(32,838)	(73,369)
Prepaid expenses	824	2,757
Accounts payable	23,294	37,992
Accrued expenses	(14,529)	(6,161)
Income taxes payable	946	7,447
Other assets and liabilities	1,795	(2,305)

Net cash provided by operating activities	22,298	51,169

Investing activities:
Disposal of property, plant and equipment	507	361
Additions to property, plant and equipment	(12,563)	(17,716)
Business acquired, net of cash	(78,056)	(6,566)
Loans to customers	(2,225)	(17,579)
Payments from customers on loans	3,411	1,059
Other	(154)	(202)

Net cash used in investing activities	(89,080)	(40,643)

Financing activities:
Proceeds of revolving debt	80,500	128,800
Dividends paid	(6,929)	(6,922)
Proceeds from exercise of stock options	196	329
Proceeds from employee stock purchase plan	—	238
Repurchase of Common Stock	—	(14,348)
Payments of long-term debt	(248)	(118,940)
Payments of capitalized lease obligations	(2,649)	(2,903)
Increase (decrease) in book overdraft	(1,346)	6,742
Payments of deferred financing costs	(2,706)	(3,573)

Net cash provided (used) by financing activities	66,818	(10,577)

Net increase (decrease) in cash and cash equivalents	36	(51)
Cash and cash equivalents:
Beginning of year	824	862

End of period	$860	811

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
October 10, 2009
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
The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at October 10, 2009 and January 3, 2009, the results of operations for the 16 and 40 weeks ended October 10, 2009 (“third quarter 2009”) and October 4, 2008 (“third quarter 2008”) and changes in cash flows for the 40 weeks ended October 10, 2009 and October 4, 2008. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Subsequent events have been evaluated through the date and time the financial statements were issued on November 12, 2009. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
In fiscal 2009, the Company revised its treatment of consigned inventory sales in our military segment. Prior to the revision, consigned sales were recorded on a gross basis as sales and a related amount recorded as a cost of sales. The Company has revised its presentation for sales of consigned inventory to be on a net basis. The revision reduced both sales and cost of sales by $20.2 million and $55.7 million for the third quarter and year-to-date 2008, respectively, but did not have an impact on gross profit, earnings from continuing operations before income taxes, net earnings, cash flows or financial position for any period or their respective trends. Certain prior year amounts shown below related to the third quarter and year-to-date 2008 have been revised to conform to the current year presentation. Amounts related to fiscal 2008 periods after the third quarter will be revised as shown the next time those periods are presented.

	16 weeks ended
	October 4, 2008			16 weeks ended
	As originally	%		October 4, 2008%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$1,436,490	100.0%	(20,182)	1,416,308	100.0%
Cost of Sales	1,314,325	91.5%	(20,182)	1,294,143	91.4%

Gross Profit	$122,165	8.5%	—	122,165	8.6%

	40 weeks ended
	October 4, 2008			40 weeks ended
	As originally	%		October 4, 2008%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$3,500,788	100.0%	(55,736)	3,445,052	100.0%
Cost of Sales	3,191,721	91.2%	(55,736)	3,135,985	91.0%

Gross Profit	$309,067	8.8%	—	309,067	9.0%

	13 weeks ended
	January 3, 2009			13 weeks ended
	As originally	%		January 3, 2009%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$1,202,872	100.0%	(14,430)	1,188,442	100.0%
Cost of Sales	1,104,990	91.9%	(14,430)	1,090,560	91.8%

Gross Profit	$97,882	8.1%	—	97,882	8.2%

	Fiscal Year ended
	January 3, 2009			Fiscal Year ended
	As originally	%		January 3, 2009%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$4,703,660	100.0%	(70,166)	4,633,494	100.0%
Cost of Sales	4,296,711	91.3%	(70,166)	4,226,545	91.2%

Gross Profit	$406,949	8.7%	—	406,949	8.8%

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
Effective January 4, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”, originally issued as Statement of Financial Accounting Standards “SFAS” No. 141R, “Business Combinations”). ASC 805 defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.

The following table summarizes the fair values of the assets acquired and liabilities of the Business assumed at the acquisition date:

As of January 31, 2009
(in thousands)

Cash and cash equivalents	$47
Accounts receivable	61,285
Inventories	42,061
Prepaid expenses and other	210
Property, plant and equipment	30,294
Other assets	890

Total identifiable assets acquired	134,787

Current liabilities	43,114
Accrued expenses	1,162
Deferred tax liability, net	4,272
Other long-term liabilities	1,456

Total liabilities assumed	50,004

Net assets acquired	$84,783

The fair value of the net identifiable assets acquired and liabilities assumed of $84.8 million exceeded the purchase price of $78.1 million. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $6.7 million (net of tax) in the first quarter 2009 associated with the acquisition of the Business. The gain is included in the line item “Gain on acquisition of a business” in the Consolidated Statement of Income.
A contingency of $0.3 million is included in the other long-term liabilities account in the table above related to a payment the Company would be required to make in the event a purchase option is not exercised associated with the sublease of the Pensacola, FL facility prior to October 10, 2010. The Company has determined the range of the potential loss on the contingency is zero to $1.0 million and the acquisition date fair value of the contingency is $0.3 million based upon a probability-weighted discounted cash flow valuation technique. As of October 10, 2009, there were no changes in the recognized amounts or range of outcomes associated with this contingency.
The Company has recognized acquisition and integration costs of $0.9 million and $2.3 million that were expensed during the third quarter and year-to-date 2009, respectively.
Sales of the Business included in the Consolidated Statement of Income for the third quarter and year-to-date 2009 were $229.2 million and $508.4 million, respectively. Although the Company has made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company’s military segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business will have on the Company’s net earnings during fiscal 2009. However, please refer to “Note 15-Segment Reporting” of this Form 10-Q for a comparison of military segment sales and profit for the third quarters and year-to-date periods of fiscal 2009 and 2008.

Supplemental pro forma financial information
The unaudited pro forma financial information in the table below combines the historical results for the Company and the historical results for the Business for the 16 and 40 weeks ended October 10, 2009 and October 4, 2008. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

	16 Weeks Ended		40 Weeks Ended
	October 10,	October 4,	October 10,	October 4,
(in thousands, except per share data)	2009	2008	2009	2008
Total revenues	$1,633,304	1,632,429	$4,052,508	3,972,100
Net earnings	21,927	8,404	46,051	29,435
Basic earnings per share	1.68	0.65	3.54	2.28
Diluted earnings per share	1.64	0.64	3.45	2.23
Note 3 — Change in Accounting Principle
Effective January 4, 2009, the Company adopted the provisions of ASC Subtopic 470-20 (“ASC 470-20”, originally issued as FASB Staff Position APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”), which impacts the accounting associated with our senior convertible notes. ASC 470-20 requires us to recognize interest expense, including non-cash interest, based on the market rate for similar debt instruments without the conversion feature, which the Company determined to be 8.0%. Furthermore, it requires retrospective accounting treatment. Under ASC 470-20, the liability component of convertible debt is measured upon issuance using an 8.0% interest rate and an assumed eight year life, as determined by the first date the holders may require the Company redeem the note. The difference between the proceeds from the issuance and the fair value of the liability is assigned to equity. Additionally, ASC 470-20 states that transaction costs incurred with third parties shall be allocated to and accounted for as debt issuance costs and equity issuance costs in proportion to the allocation of proceeds between the liability and equity component, respectively.
The following table represents the Company’s initial measurement of the convertible debt as of March 15, 2005 and its retrospective measurement under ASC 470-20:

	Measurement under	Initial
	ASC 470-20	Measurement
(in millions)	3/15/2005	3/15/2005	Change
Other assets	$3.6	4.9	(1.3	)(a)
Long-term debt	110.8	150.1	(39.3	)(b)
Deferred tax liability, net	14.8	—	14.8	(c)
Additional paid-in capital	23.2	—	23.2	(d)

(a)	Other assets represents the deferred financing cost asset related to the debt issuance. The $1.3 million change represents the portion of the costs allocated to equity in the additional paid-in capital account under ASC 470-20.

(b)	The $39.3 million change in the carrying value of long-term debt represents the difference between the fair value of the long-term debt under ASC 470-20 and the proceeds received upon issuance of the convertible notes, which is allocated to equity.

(c)	The Company’s tax basis in the long-term debt and deferred financing cost asset are $39.3 million and $1.3 million higher than their book basis, resulting in a $14.8 million net deferred tax liability.

(d)	The $23.2 million change in equity in the additional paid-in capital account represent the following:

(in millions)
Long-term debt reclassified to equity	$39.3
Deferred financing costs reclassified to equity	(1.3)
Deferred tax liability	(14.8)

Total additional paid-in capital impact	23.2

The following tables represent the retrospective accounting impact the adoption of ASC 470-20 had on the Company’s Consolidated Statement of Income for the third quarter and year-to-date 2008 and the Consolidated Balance Sheet as of January 3, 2009:

Consolidated Statement of Income:	Third Quarter 2008		Year-to-Date 2008
(in thousands, except EPS data)	As adjusted	As reported	As adjusted	As reported

Interest expense	$7,556	6,065	$20,432	16,750
Income tax expense	5,344	5,926	15,415	16,851
Net earnings	7,685	8,594	27,733	29,979

Basic EPS	0.60	0.67	2.15	2.33
Diluted EPS	0.58	0.65	2.10	2.28

Consolidated Balance Sheet:	As of January 3, 2009
(in thousands)	As adjusted	As reported

Other assets	$11,591	13,997
Long-term debt	222,774	246,441
Deferred tax liability, net	22,233	13,940
Additional paid-in capital	98,048	74,836
Retained earnings	268,562	278,804
Total stockholders’ equity	349,020	336,050
Note 4 — Inventories
We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $75.4 million higher at October 10, 2009 and $76.1 million higher at January 3, 2009. In the third quarter 2009 we recorded a reversal of LIFO charges of $0.4 million compared to charges of $8.4 million recorded during the third quarter 2008. During year-to-date 2009 we have recorded a reversal of LIFO charges of $0.7 million compared to charges of $11.9 million during year-to-date 2008. The LIFO charges incurred during fiscal 2008 were reflective of high levels of inflation during the prior year and the reversal of LIFO charges during fiscal 2009 represents deflation experienced during the current year.
Note 5 — Goodwill
As a result of the closing of one retail store in the second quarter 2009, retail goodwill was impaired by $0.9 million. Changes in the net carrying amount of goodwill for year-to-date 2009 are as follows (in thousands):

	Food distribution	Military	Retail	Total
Goodwill as of January 3, 2009	$121,863	25,754	70,797	218,414
Retail store closing	—	—	(898)	(898)

Goodwill as of October 10, 2009	$121,863	25,754	69,899	217,516

Note 6 — Share-Based Compensation
We account for share-based compensation awards in accordance with the provisions of ASC Topic 718 (“ASC 718”, originally issued as SFAS No. 123(R), “Share-Based Payment – Revised”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense in our Consolidated Statements of Income of $1.7 million for the third quarter 2009 and $7.4 million for year-to-date 2009 versus expense of $3.0 million for the third quarter 2008 and $7.0 million for year-to-date 2008.

We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. These plans include the 2009 Incentive Award Plan, the 2000 Stock Incentive Plan (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan. These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 under the caption “Footnote 9 – Share-based Compensation Plans” and in Exhibit 10.1 to our current report on Form 8-K dated May 26, 2009.
As of October 10, 2009, options to purchase 10,000 shares of common stock at $35.36 per share were outstanding and exercisable under the 2000 Plan.
Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”).
Performance units were granted during 2005, 2006, 2007, 2008 and 2009 under the 2000 Plan pursuant to our LTIP. These units vest at the end of a three-year performance period. The 2005 plan provided for payout in shares of our common stock or cash, or a combination of both, at the election of the participant, and therefore was accounted for as a liability award in accordance with ASC 718. All units under the 2005 plan were settled in shares of our common stock during the second quarter 2008 and all units under the 2006 plan were settled in shares of our common stock during the second quarter 2009.
In the first three quarters of 2009, 108,696 units were granted pursuant to our 2009 LTIP. Depending on a comparison of the Company’s cumulative three-year actual EBITDA results to the cumulative three-year strategic plan EBITDA targets and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.
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

The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions — SARs Valuation	2008 Grants

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years
The following table summarizes activity in our share-based compensation plans during the year-to-date period 2009:

				Weighted
				Average
		Weighted	Restricted	Remaining
		Average	Stock Awards/	Restriction/
	Stock Option	Option Price	Performance	Vesting Period
(In thousands, except per share amounts)	Shares	Per Share	Units	(Years)

Outstanding at January 3, 2009	18.0	$30.56	926.0	1.3
Granted	—		150.9
Exercised/restrictions lapsed/settled	(8.0)		(112.2)
Forfeited/cancelled	—		(15.9)

Outstanding at October 10, 2009	10.0	$35.36	948.8	1.2

Exercisable/unrestricted at January 3, 2009	18.0	$30.56	300.5

Exercisable/unrestricted at October 10, 2009	10.0	$35.36	250.0

•	The “exercised/restrictions lapsed” amount above includes settlement of performance units granted pursuant to the 2006 LTIP that vested at the end of fiscal 2008. The units were settled for approximately 90,000 shares of common stock, of which approximately 15,000 shares, net of tax withholding of approximately 8,000 shares, were paid out of treasury stock during the second quarter 2009 and the remaining 67,000 shares deferred to future periods as required by the 2006 plan.

Weighted
	Stock	Average
	Appreciation	Base/Exercise
(in thousands, except per share amounts)	Rights	Price Per SAR

Outstanding at January 3, 2009	267.3	$38.44
Granted	—
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at October 10, 2009	267.3	38.44

Exercisable/unrestricted at January 3, 2009	—

Exercisable/unrestricted at October 10, 2009	—

The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $33.31 during year-to-date 2009, versus $37.21 during year-to-date 2008.
Note 7 — Fair Value Measurements
In September 2006, the FASB issued ASC Topic 820 (“ASC 820”, originally issued as SFAS No. 157, “Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements. Effective January 1, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities recognized or disclosed on a recurring basis. Additionally, beginning in the first quarter 2009, we now apply ASC 820 to financial and non-financial assets and liabilities.
The fair value hierarchy for disclosure of fair value measurements under ASC 820 is as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Quoted prices, other than quoted prices included in Level 1, which are observable for the assets or liabilities, either directly or indirectly.

Level 3: Inputs that are unobservable for the assets or liabilities.
Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of October 10, 2009, we have recorded a fair value liability of $1.4 million in relation to our outstanding interest rate swap agreements.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.
The fair value of notes receivable approximates the carrying value at October 10, 2009 and January 3, 2009. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.
Long-term debt, which includes the current maturities of long-term debt, at October 10, 2009, had a carrying value and fair value of $307.4 million and $293.8 million, respectively, and at January 3, 2009, had a carrying value and fair value of $223.4 million and $222.6 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

We account for the impairment of long-lived assets in accordance with ASC Subtopic 360-10-35 (originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”). During the third quarter and year-to-date 2009 we recognized asset impairments of $0.8 million and $1.7 million, respectively. We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.
Note 8 — Derivatives
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
The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 (“ASC 815”, originally issued as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.
As of October 10, 2009, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
As of October 4, 2008, we had entered into the two interest rate swap agreements referenced above but they had yet to become effective.
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
As of October 10, 2009, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during 2008 expired during the first quarter and was settled for fair market value.
In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. Effective January 1, 2009, we entered into an agreement which requires us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement is for one year. During the first quarter 2008 we had a fixed price fuel supply agreement which required us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. These fixed price fuel agreements qualify for the “normal purchase” exception under ASC 815, therefore the fuel purchases under these contracts are expensed as incurred as an increase to cost of sales.

Note 9 — Other Comprehensive Income
Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to ASC 815.
Our outstanding interest rate swap agreements which were entered into during the third quarter of fiscal 2008 are designated as cash flow hedges of interest payments on borrowings under our asset-backed credit agreement and are reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income. The gain reported in other comprehensive income during the third quarter and year-to-date 2009 reflects a change in fair value of those agreements during the respective periods. During the third quarter and year-to-date 2009 all interest rate swap agreements were designated as cash flow hedges.
The loss reported in other comprehensive income during the third quarter 2008 reflects a change in the fair value of the interest rate swap agreements which were entered into during the third quarter 2008 as of October 4, 2008. During fiscal 2008 all interest rate swap agreements were designated as cash flow hedges.
During the first quarter 2008 our only outstanding commodity swap agreement did not qualify for hedge accounting in accordance with ASC 815, and the corresponding changes in fair value of the commodity swap agreement were recognized in earnings. The components of comprehensive income are as follows:

	16 Weeks				Year-to-date
	Ended				Ended
	October 10,		October 4,		October 10,		October 4,
(In thousands)	2009		2008		2009		2008

Net Earnings	$21,927		7,685		45,885		27,733
Change in fair value of derivatives, net of tax	23	(1)	(236	)(2)	302	(3)	(236	)(2)

Comprehensive income	$21,950		7,449		46,187		27,497

(1)	Net of tax of $15.

(2)	Net of tax of $(151).

(3)	Net of tax of $193.
Note 10 — Long-term Debt and Bank Credit Facilities
Total debt outstanding was comprised of the following:

	October 10,	January 3,
(In thousands)	2009	2009

Asset-backed credit agreement:
Revolving credit	$174,100	93,600
Senior subordinated convertible debt, 3.50% due in 2035	130,173	126,420
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	2,690	2,875
Notes payable and mortgage notes, 7.95% due in various installments through 2013	410	474

Total debt	307,373	223,369
Less current maturities	(610)	(595)

Long-term debt	$306,763	222,774

Asset-backed Credit Agreement
Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00% and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. As of October 10, 2009, $153.1 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.8 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
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
Note 11 — Guarantees
We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($14.5 million as of October 10, 2009 as compared to $15.1 million as of January 3, 2009), which would be due in accordance with the underlying agreements.
We have entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 (“ASC 460”, originally issued as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”). ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $11.2 million, which is included in the $14.5 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $1.2 million is included in the accompanying consolidated financial statements for the guarantees accounted for under ASC 460. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC 460.

We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $8.4 million as of October 10, 2009 as compared to $10.2 million as of January 3, 2009.
Note 12 — Income Taxes
For the third quarter 2009 and 2008, our tax expense was $9.7 million and $5.3 million, respectively. For year-to-date 2009 and 2008, our tax expense was $19.4 million and $15.4 million, respectively.
The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. During the third quarter 2009 and 2008 the Company filed claims with and received refunds from various taxing authorities. However, the effect of these discrete events in the third quarter was less than $0.1 million in each year. For the third quarter 2009, the effective tax rate was 30.7% and was reflective of the effects from the settlement of these 2009 uncertain tax positions including the release of certain income tax contingency reserves related to these discrete events. Additionally, the third quarter 2009 reflects the one time tax effect on the gain from the settlement of the litigation with Roundy’s Supermarkets, Inc. The effective tax rates for year-to-date 2009 and 2008 were 29.7% and 35.7%, respectively.
The total amount of unrecognized tax benefits as of end of the third quarter 2009 was $11.5 million. The net increase in unrecognized tax benefits of $0.8 million since June 20, 2009 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods. The total amount of tax benefits that if recognized would impact the effective tax rate was $4.1 million at the end of the third quarter 2009. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. At the end of the third quarter 2009, we had approximately $2.2 million for the payment of interest and penalties accrued.
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

Note 13 — Pension and Other Postretirement Benefits
The following tables present the components of our pension and postretirement net periodic benefit cost:
16 Weeks Ended October 10, 2009 and October 4, 2008

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008

Interest cost	$716	693	15	14
Expected return on plan assets	(551)	(742)	—	—
Amortization of prior service cost	—	(1)	(25)	(198)
Recognized actuarial loss (gain)	422	166	(2)	(1)

Net periodic benefit cost	$587	116	(12)	(185)

40 Weeks Ended October 10, 2009 and October 4, 2008:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008

Interest cost	$1,790	1,732	37	36
Expected return on plan assets	(1,377)	(1,854)	—	—
Amortization of prior service cost	—	(2)	(63)	(496)
Recognized actuarial loss (gain)	1,054	415	(4)	(2)

Net periodic benefit cost	$1,467	291	(30)	(462)

Weighted-average assumptions used to determine net periodic benefit cost for the first three quarters of 2009 and first three quarters of 2008 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Weighted-average assumptions:
Discount rate	6.30%	6.00%	6.30%	6.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Total contributions to our pension plan in fiscal 2009 are expected to be $0.7 million.

Note 14 — Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter		Year-to-Date
	Ended		Ended
	October 10,	October 4,	October 10,	October 4,
(In thousands, except per share amounts)	2009	2008	2009	2008

Net earnings	$21,927	7,685	45,885	27,733

Net earnings per share-basic:
Weighted-average shares outstanding	13,021	12,839	12,998	12,893

Net earnings per share-basic	$1.68	0.60	3.53	2.15

Net earnings per share-diluted:
Weighted-average shares outstanding	13,021	12,839	12,998	12,893
Dilutive impact of options	—	3	1	4
Shares contingently issuable	356	332	345	279

Weighted-average shares and potential dilutive shares outstanding	13,377	13,174	13,344	13,176

Net earnings per share-diluted	$1.64	0.58	3.44	2.10

Anti-dilutive options excluded from calculation (weighted-average amount for period)	10	—	5	—
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
Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan were settled in shares of common stock during the second quarter 2008. During the second quarter 2009, performance units granted under the 2006 LTIP Plan were settled in shares of common stock. Other performance units and RSUs granted during 2007, 2008 and 2009 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260 (originally issued as SFAS No. 128, “Earnings per Share”). Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the third quarter 2009, approximately 201,000 shares related to the LTIP and 155,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 179,000 shares related to the LTIP and 153,000 shares related to RSUs during the third quarter 2008. For year-to-date 2009, approximately 190,000 shares related to the LTIP and 155,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 133,000 shares related to the LTIP and 146,000 shares related to RSUs during year-to-date 2008.

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
A summary of the major segments of the business is as follows:

	Third Quarter Ended
	October 10, 2009				October 4, 2008
	Sales from	Inter-			Sales from	Inter-
	external	Segment	Segment		external	segment	Segment
(In thousands)	customers	sales	profit		customers	sales	profit

Food Distribution	$818,202	90,231	27,302		839,894	94,245	30,028
Military	637,056	—	15,183	(1)	390,212	—	15,072
Retail	178,046	—	5,882		186,202	—	6,326
Eliminations	—	(90,231)	—		—	(94,245)	—

Total	$1,633,304	—	48,367		1,416,308	—	51,426

(1)	Includes $0.9 million of acquisition and integration costs incurred during the third quarter 2009.

	Year-to-Date Ended
	October 10, 2009				October 4, 2008
	Sales from	Inter-			Sales from	Inter-
	external	segment	Segment		external	segment	Segment
(In thousands)	customers	sales	profit		customers	sales	profit

Food Distribution	$2,040,013	224,000	67,505		2,034,129	231,595	75,853
Military	1,508,312	—	38,317	(1)	956,593	—	36,925
Retail	441,893	—	13,507		454,330	—	15,643
Eliminations	—	(224,000)	—		—	(231,595)	—

Total	$3,990,218	—	119,329		3,445,052	—	128,421

(1)	Includes $2.3 million of acquisition and integration costs incurred during year-to-date 2009.
Reconciliation to Consolidated Statements of Income:

	Third Quarter Ended		Year-to-Date Ended
	October 10,	October 4,	October 10,	October 4,
(In thousands)	2009	2008	2009	2008

Total segment profit	$48,367	51,426	119,329	128,421
Unallocated amounts:
Adjustment of inventory to LIFO	445	(8,361)	732	(11,892)
Gain on acquisition of a business	—	—	6,682	—
Gain on litigation settlement	7,630	—	7,630	—
Unallocated corporate overhead	(24,787)	(30,037)	(69,078)	(73,381)

Earnings before income taxes and cumulative effect of a change in accounting principle	$31,655	13,028	65,295	43,148

Note 16 — Legal Proceedings
Roundy’s Supermarkets, Inc. v. Nash Finch
On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s”) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million that Roundy’s claims is due under the APA as a purchase price adjustment. We answered the complaint denying any payment was due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demand damages from Roundy’s in excess of $18.0 million.
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
On September 14, 2009, we entered into a settlement agreement with Roundy’s that fully resolves all claims brought in the lawsuit. Under the terms of the settlement agreement, both parties agreed to dismiss their claims against the other in exchange for a release of claims. Neither party was required to pay any money to the other. Subsequently, we have recorded a $7.6 million gain in the third quarter, 2009, which represent the reversal of the liability we had recorded in conjunction with the disputed APA purchase price adjustment.
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
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relate to trends and events that may affect our future financial position and operating results. Any statement contained in this report that is not statements of historical fact may be deemed forward-looking statements. For example, words such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe,” “intend, “ “potential” or “plan,” or comparable terminology, are intended to identify forward-looking statements. Such statements are based upon current expectations, estimates and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause or contribute to material differences include, but are not limited to the following:
•	the effect of competition on our food distribution, military and retail businesses;

•	general sensitivity to economic conditions, including the uncertainty related to the current state of the economy in the U.S. and worldwide economic slowdown; recent disruptions to the credit and financial markets in the U.S. and worldwide; changes in market interest rates; continued volatility in energy prices and food commodities;

•	macroeconomic and geopolitical events affecting commerce generally;

•	changes in consumer buying and spending patterns;

•	our ability to identify and execute plans to expand our food distribution, military and retail operations;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	the success or failure of strategic plans, new business ventures or initiatives;

•	our ability to successfully integrate and manage current or future businesses we acquire, including the ability to manage credit risks and retain the customers of those operations;

•	changes in credit risk from financial accommodations extended to new or existing customers;

•	significant changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	legal, governmental, legislative or administrative proceedings, disputes, or actions that result in adverse outcomes;

•	failure of our internal control over financial reporting;

•	changes in accounting standards;

•	technology failures that may have a material adverse effect on our business;

•	severe weather and natural disasters that may impact our supply chain;

•	unionization of a significant portion of our workforce;

•	costs related to a multi-employer pension plan;

•	changes in health care, pension and wage costs and labor relations issues;

•	product liability claims, including claims concerning food and prepared food products;

•	threats or potential threats to security; and

•	unanticipated problems with product procurement.
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
Our retail segment operated 57 corporate-owned stores primarily in the Upper Midwest as of October 10, 2009. On April 1, 2008, we completed the acquisition of two stores located in Rapid City, SD and Scottsbluff, NE and on May 1, 2009 we opened an AVANZA® store in Aurora, CO. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold one retail store in 2009 and four retail stores in 2008. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations
Sales
The following tables summarize our sales activity for the 16 weeks ended October 10, 2009 (“third quarter 2009”) compared to the 16 weeks ended October 4, 2008 (“third quarter 2008”) and the 40 weeks ended October 10, 2009 (“year-to-date 2009”) compared to the 40 weeks ended October 4, 2008 (“year-to-date 2008”):

	Third quarter 2009		Third quarter 2008
		Percent of		Percent of	Increase/(Decrease)
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$818,202	50.1%	839,894	59.3%	(21,692)	(2.6)%
Military	637,056	39.0%	390,212	27.6%	246,844	63.3%
Retail	178,046	10.9%	186,202	13.1%	(8,156)	(4.4)%

Total Sales	$1,633,304	100.0%	1,416,308	100.0%	216,996	15.3%

	Year-to-date 2009		Year-to-date 2008
		Percent of		Percent of	Increase/(Decrease)
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$2,040,013	51.1%	2,034,129	59.0%	5,884	0.3%
Military	1,508,312	37.8%	956,593	27.8%	551,719	57.7%
Retail	441,893	11.1%	454,330	13.2%	(12,437)	(2.7)%

Total Sales	$3,990,218	100.0%	3,445,052	100.0%	545,166	15.8%

The decrease in food distribution sales for the third quarter 2009 of 2.6% is primarily attributable to a decrease in comparable sales to existing customers, partially offset by new account gains. The increase in food distribution sales for year-to-date 2009 of 0.3% is attributable to new account gains, which was partially offset by a decrease in comparable sales to existing customer.
Military segment sales were up 63.3% and 57.7% during the third quarter and year-to-date 2009, respectively, as compared against the prior year, which is primarily attributable to the GSC acquisition. However, excluding the sales attributable to the acquired locations, comparable military segment sales increased by 4.5% during both the third quarter and year-to-date 2009 in comparison to the prior year. The comparable increase in military segment sales is due to 5.7% stronger sales domestically and 1.8% stronger sales overseas during year-to-date 2009.
Domestic and overseas sales represented the following percentages of military segment sales. Note that the business acquired through the GSC acquisition services domestic military bases only.

	Third Quarter		Year-to-date
	2009	2008	2009	2008
Domestic	80.4%	70.0%	80.6%	70.0%
Overseas	19.6%	30.0%	19.4%	30.0%
The decrease in retail sales is primarily attributable to a 3.3% and 2.3% decrease in same store sales during the third quarter and year-to-date 2009, respectively, as compared to the prior year. Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods. In addition to the decrease in same store sales, we have closed four stores since the end of the second quarter 2008.

During the third quarters of 2009 and 2008, our corporate store count changed as follows:

	Third quarter	Third quarter
	2009	2008
Number of stores at beginning of period	57	60
Closed or sold stores	—	(3)

Number of stores at end of period	57	57

During year-to-date 2009 and 2008, our corporate store count changed as follows:

	Year-to-date	Year-to-date
	2009	2008
Number of stores at beginning of period	57	59
New stores	1	—
Acquired stores	—	2
Closed or sold stores	(1)	(4)

Number of stores at end of period	57	57

Consolidated Gross Profit
Consolidated gross profit was 7.9% of sales for the third quarter 2009 compared to 8.6% of sales for the third quarter 2008. Consolidated gross profit was 8.1% of sales for year-to-date 2009 compared to 9.0% of sales for year-to-date 2008. Our overall gross profit margin was negatively affected by 0.6% of sales in the third quarter and year-to-date 2009 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2009 sales occurring in the military segment due to the GSC acquisition and a lower percentage in the retail and food distribution segments which have a higher gross profit margin. In addition, high levels of inflation resulted in higher than normal prior year gross profit margin performance while declines in commodity prices during the current year have had a negative impact on gross margin performance.
Consolidated Selling, General and Administrative Expenses
Consolidated SG&A for the third quarter 2009 was 5.2% of sales as compared to 6.4% of sales during the third quarter 2008. Our SG&A margin benefited by 0.6% of sales in the third quarter 2009 due to the sales mix shift between our business segments due to the higher level of military sales due to the GSC acquisition relative to the other business segments in 2009. In addition, certain variable employee compensation and benefits were $5.1 million lower than those incurred during the comparable prior year period which contributed to a lower SG&A margin during the third quarter 2009.
Consolidated SG&A for year-to-date 2009 was 5.6% of sales as compared to 6.3% of sales during year-to-date 2008. Our SG&A margin benefited by 0.6% of sales during year-to-date 2009 due to the sales mix shift between our business segments due to the higher level of military sales due to the GSC acquisition relative to the other business segments in 2009. In addition, certain variable employee compensation and benefits were $6.4 million lower than those incurred during the comparable prior year period which contributed to a lower SG&A margin during year-to-date 2009. However, these benefits to our SG&A margin were partially offset by year-over-year increases in non-cash closed store lease costs and bad debt expense of $3.0 million and $1.6 million, respectively.
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

Gain on Litigation Settlement
A gain of $7.6 million was recognized in the third quarter 2009 related to the settlement of litigation in connection with our 2005 acquisition of certain distribution centers and other assets from Roundy’s Supermarkets, Inc. Please refer to Part I, Item 1, “Note 16-Legal Proceedings” of this Form 10-Q for additional information.
Depreciation and Amortization Expense
Depreciation and amortization expense was $12.6 million for the third quarter 2009 as compared to $11.6 million during the comparable prior year period. Depreciation and amortization expense was $31.3 million for year-to-date 2009 as compared to $29.4 million during the comparable prior year period. The increase in depreciation and amortization expense over the prior year is attributable to the GSC acquisition.
Interest Expense
Interest expense was $7.6 million for the third quarter 2009 compared to $7.6 million for the comparable prior year period. Average borrowing levels increased from $334.7 million during the third quarter 2008 to $357.9 million during the third quarter 2009. The effective interest rate was 4.7% for the third quarter 2009 compared to 5.0% in the third quarter 2008.
Interest expense was $18.8 million for year-to-date 2009 compared to $20.4 million for the comparable prior year period. Interest expense during the second fiscal quarter of 2008 included the write-off of deferred financing costs of $1.0 million associated with the refinancing of our credit facility. Average borrowing levels increased from $342.5 million during year-to-date 2008 to $361.9 million during year-to-date 2009. The effective interest rate was 4.6% for year-to-date 2009 compared to 5.6% during year-to-date 2008. However, excluding the impact of the write-off of deferred financing costs of $1.0 million during the second fiscal quarter of 2008, the effective interest rate was 5.2% for year-to-date 2008.
The calculation of our effective interest rates excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”, originally issued as FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). Non-cash interest expense recognized under ASC 470-20 was $1.5 million and $1.4 million during the third quarter 2009 and 2008, respectively, and was $3.8 million and $3.5 million during year-to-date 2009 and 2008, respectively. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC 470-20. The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.
Income Taxes
Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 30.7% and 41.0% for the third quarter 2009 and third quarter 2008, respectively. The effective tax rates for year-to-date 2009 and year-to-date 2008 were 29.7% and 35.7%, respectively.
During the third quarter of 2009 and 2008, the Company filed claims with and received refunds from various tax authorities. Accordingly, the Company reported the effect of these discrete events in the third quarters of 2009 and 2008. The lower effective tax rate for the third quarter 2009 and 2008 are reflective of the results from the refunds and the settlement of uncertain tax positions. The effective rate for the third quarters differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income. We estimate the full year effective tax rate for 2009 will be approximately 31.9%.

Net Earnings
Net earnings for the third quarter 2009 were $21.9 million, or $1.64 per diluted share, as compared to net earnings of $7.7 million, or $0.58 per diluted share, in the third quarter 2008. Net earnings for year-to-date 2009 were $45.9 million, or $3.44 per diluted share, as compared to net earnings of $27.7 million, or $2.10 per diluted share, in year-to-date 2008.
Liquidity and Capital Resources
The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	40 Weeks Ended
	October 10,	October 4,	Increase/
(In thousands)	2009	2008	(Decrease)

Net cash provided by operating activities	$22,298	51,169	(28,871)
Net cash used in investing activities	(89,080)	(40,643)	(48,437)
Net cash provided (used) by financing activities	66,818	(10,577)	77,395

Net change in cash and cash equivalents	$36	(51)	87

Cash flows from operating activities decreased $28.9 million during year-to-date 2009 as compared to year-to-date 2008. The decline in cash flows from operating activities is primarily attributable to a year-over-year increase in our accounts receivable of $31.9 million due to a temporary timing difference related to our military accounts receivable billing cycle that accelerated collections into the last week of fiscal 2008. Additionally, a year-over-year decrease in our investment in our inventories of $40.5 million, which was partially offset by year-over-year decrease in our accounts payable of $14.7 million, and year-over-year decreases in accrued expenses and income taxes payable of $8.4 million and $6.5 million, respectively, impacted the comparability of our operating cash flows during year-to-date 2009 in comparison to the prior year. The year-over-year decrease in our accrued expenses was primarily due to decreases in certain variable employee compensation and benefit expense accruals.
Net cash used in investing activities increased by $48.4 million during year-to-date 2009 as compared to year-to-date 2008. The most significant factor for the year-over-year increase was the GSC acquisition for $78.1 million that occurred on January 31, 2009. However, the GSC acquisition’s impact on investing activities was offset by a year-over-year decreases in loans to customers and additions to property, plant and equipment of $15.4 million and $5.2 million, respectively, and the acquisition of two retail stores during year-to-date 2008 for $6.6 million.
Cash provided by financing activities increased by $77.4 million during year-to-date 2009 as compared to year-to-date 2008 due primarily to the GSC acquisition. The increase in cash provided by financing activities included net borrowings of long-term debt of $80.5 million during year-to-date 2009 compared to net borrowings of $9.9 million during year-to-date 2008.
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
At October 10, 2009, $153.1 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.8 million of outstanding letters of credit primarily supporting workers’ compensation obligations. We are currently in compliance with all covenants contained within the credit agreement.
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

Consolidated EBITDA (Non-GAAP Measurement)
The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the third quarter 2009 compared to the third quarter 2008 and year-to-date 2009 compared to year-to-date 2008 (amounts in thousands):

	2009	2008	2009	2008
	Qtr 3	Qtr 3	Year-to-Date	Year-to-Date
Net earnings	$21,927	7,685	$45,885	27,733
Income tax expense	9,728	5,344	19,410	15,415
Interest expense	7,621	7,556	18,765	20,432
Depreciation and amortization	12,592	11,643	31,299	29,378

EBITDA	51,868	32,228	115,359	92,958
LIFO charge	(445)	8,360	(732)	11,891
Lease reserves	425	480	1,491	(1,515)
Asset impairments	840	694	1,738	1,490
Gains on sale of real estate	(54)	—	(54)	—
Share-based compensation	1,706	3,013	7,421	6,978
Subsequent cash payments on non-cash charges	(712)	(787)	(2,043)	(3,583)
Gain on acquisition of a business	—	—	(6,682)	—
Gain on litigation settlement	(7,630)	—	(7,630)	—

Consolidated EBITDA	$45,998	43,988	$108,868	108,219

EBITDA and Consolidated EBITDA are measures used by management to measure operating performance. EBITDA is defined as net earnings before interest, taxes, depreciation, and amortization. Consolidated EBITDA excludes certain non-cash charges and other items that management does not utilize in assessing operating performance and is a metric used to determine payout of performance units pursuant to our Short-Term and Long-Term Incentive Plans. The above table reconciles net earnings to EBITDA and Consolidated EBITDA. Not all companies utilize identical calculations; therefore, the presentation of EBITDA and Consolidated EBITDA may not be comparable to other identically titled measures of other companies. Neither EBITDA or Consolidated EBITDA are recognized terms under GAAP and do not purport to be an alternative to net earnings as an indicator of operating performance or any other GAAP measure. In addition, EBITDA and Consolidated EBITDA are not intended to be measures of free cash flow for management’s discretionary use since they do not consider certain cash requirements, such as interest payments, tax payments and capital expenditures.
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
The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 (“ASC 815”, originally issued as FASB Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.
As of October 10, 2009, we had two outstanding interest rate swap agreements with notional amounts totaling $52.5 million. The notional amounts of the two outstanding swaps are reduced annually over their three year terms as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
As of October 4, 2008, we had entered into the two interest rate swap agreements referenced above but they had yet to become effective.
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
As of October 10, 2009, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during 2008 expired during the first quarter and was settled for fair market value.
In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. Effective January 1, 2009, we entered into an agreement which requires us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement is for one year. During the first quarter 2008 we had a fixed price fuel supply agreement which required us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. These fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under these contracts are expensed as incurred as an increase to cost of sales.
Off-Balance Sheet Arrangements
As of the date of this report, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recoverability of Goodwill
Our most recent annual impairment analysis was completed during the fourth fiscal quarter of 2008 which indicated no impairment of goodwill for any of our operating segments. Goodwill balances as of October 10, 2009 were $121.9 million, $25.8 million and $69.9 million for our food distribution, military and retail segments, respectively. For purposes of our annual impairment testing, we determined the estimated fair values using a discounted cash flow approach which takes into consideration sales growth rates, projected segment operating income, changes in working capital, our plan for capital expenditures and a discount rate equal to our assumed long-term cost of capital. Fair value would have had to have declined over 28% for our food distribution segment, over 67% for our military segment and over 16% for our retail segment to reduce their fair value below carrying value since our last goodwill impairment analysis was performed. We will be completing our next annual impairment analysis during the fourth fiscal quarter of 2009.
Critical Accounting Policies and Estimates
Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 40 weeks ended October 10, 2009.

Recently Adopted and Proposed Accounting Standards
In May 2008, the FASB amended ASC 470-20 (originally issued as FASB Staff Position APB 14-1, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”), which impacts the accounting associated with our existing $150.1 million senior convertible notes. ASC 470-20 requires us to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to retrospective accounting treatment. Effective January 4, 2009, we adopted the provisions of ASC 470-20.
In December 2007, the FASB amended ASC Topic 805 (“ASC 805”, originally issued as SFAS No. 141R, “Business Combinations”). This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. Effective January 4, 2009, we adopted the provisions of ASC 805.
The Company adopted the amended disclosure requirements of ASC Topic 815 (“ASC 815”, originally issued as SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”) on January 4, 2009. The amendment to ASC 815 expands the disclosure requirements of derivative and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB amended ASC Topic 855 (“ASC 855”, originally issued as SFAS No. 165, “Subsequent Events”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the amended guidance of ASC 855 during the second quarter 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued amendments to ASC Topic 810 (“ASC 810”, originally issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”), which addresses the elimination of the concept of a qualifying special purpose entity. The amended guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amended guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The amendment to ASC 810 will become effective during the first fiscal quarter of 2010. We do not expect this amendment will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued ASC Topic 105 (“ASC 105”, originally issued as SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. ASC 105 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective in the third fiscal quarter of 2009 and did not have a material impact on our consolidated financial statements.

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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Roundy’s Supermarkets, Inc. v. Nash Finch
On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s”) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million that Roundy’s claims is due under the APA as a purchase price adjustment. We answered the complaint denying any payment was due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demand damages from Roundy’s in excess of $18.0 million.
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
On September 14, 2009, we entered into a settlement agreement with Roundy’s that fully resolves all claims brought in the lawsuit. Under the terms of the settlement agreement, both parties agreed to dismiss their claims against the other in exchange for a release of claims. Neither party was required to pay any money to the other. Subsequently, we have recorded a $7.6 million gain in the third quarter, 2009, which represent the reversal of the liability we had recorded in conjunction with the disputed APA purchase price adjustment.

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
Costs related to a multi-employer pension plan may have a material adverse effect on the Company’s financial condition and results of operations.
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
None
ITEM 3. Defaults upon Senior Securities
None
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
Share repurchase
On November 10, 2009, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $25.0 million to purchase shares of the Company’s common stock. The program will take effect as soon as administratively practicable, but no earlier than November 16, 2009, and will continue until December 31, 2010.

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

NASH-FINCH COMPANY Registrant
Date: November 12, 2009	By:	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended October 10, 2009

Exhibit		Method of
No.	Item	Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith