Form 10-K
period 2010-01-02
NASH FINCH CO
filed 2010-03-04
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 2, 2010
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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 20, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $365,330,746, based on the last reported sale price of $28.45 on that date on NASDAQ.

As of February 24, 2010, 12,807,022 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2010 (the “2010 Proxy Statement”) are incorporated by reference into Part III of this report, as specifically set forth in Part III.

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

A more detailed discussion of many of these factors is contained in Part I, Item 1A, “Risk Factors,” of this report on Form 10-K. You should carefully consider each of these factors and all of the other information in this report. We undertake no obligation to revise or update publicly any forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

ITEM 1.	BUSINESS

Originally established in 1885 and incorporated in 1921, we are the second largest publicly traded wholesale food distributor in the United States, in terms of revenue, serving the retail grocery industry and the military commissary and exchange systems. Our sales in fiscal 2009 exceeded $5.2 billion. Our business currently consists of three primary operating segments: food distribution, military food distribution and retail. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (19) — “Segment Information” in the Notes to Consolidated Financial Statements.

In November 2006, we announced the launch of a strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Our strategic plan is built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company. The strategic plan includes long-term initiatives to increase revenues and earnings, improve productivity and cost efficiencies of our Food Distribution, Retail, and Military business segments, and leveraging our corporate support services. The Company has strategic initiatives to improve working capital, manage debt, and increase shareholder value through capital expenditures with acceptable returns on investment. Several important elements of the strategic plan include:

•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Growing the Military business segment through acquisition and expansion of products and services, as well as creating warehousing and transportation cost efficiencies with a long-term distribution center strategic plan;

•	Providing our independent retail customers with high level of order fulfillment, broad product selection including leveraging the Our Family brand , support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, market research, retail store support, retail pricing and license agreement opportunities; and

•	Emphasis on a suite of retail formats designed to appeal to the needs of today’s consumers.

The strategic plan includes the following long-term financial targets:

•	2% organic revenue growth

•	4% Consolidated EBITDA[1] margin as a percentage of sales

1 Consolidated EBITDA is a measurement not recognized by accounting principals generally accepted in the United States. Please refer to Part II, Item 7 of this report under the caption “Consolidated EBITDA (Non-GAAP Measurement)” for the definition of Consolidated EBITDA.

•	10% trailing four quarters Free Cash Flow as a percentage of Net Assets[2]

•	2.5 to 3.0x total leverage ratio (i.e., total debt divided by trailing four quarters Consolidated EBITDA)

We have made significant progress towards achieving our long-term financial targets. From Fiscal 2006 to the end of Fiscal 2009, our Consolidated EBITDA margin improved from 2.2% of sales to 2.7% of sales and the debt leverage ratio has improved by more than one full turn of Consolidated EBITDA from 3.11x to 2.02x. The organic revenue growth metric has been negatively affected by the uncertain economic environment in fiscal 2009 when our sales turned negative 0.6%. The ratio of free cash flow to net assets metric improved to 10.6% in fiscal 2009.

During fiscal 2009, we acquired and substantially integrated three distribution facilities acquired from GSC Enterprises, Inc. into our military segment, implemented cost reduction and working capital initiatives that reduced debt and strengthened our financial position during a challenging business environment. In addition to the strategic initiatives already in progress, our 2010 initiatives include the following:

•	Implement our military distribution center network expansion including opening a new distribution center, completing the integration of three distribution facilities acquired from GSC Enterprises, and identifying alternative locations for future expansion.

•	Complete supply chain and center store initiatives within our food distribution segment.

•	Implement new cost reduction and profit improvement initiatives.

•	Identify acquisitions that support our strategic plan.

Additional description of our business is found in Part II, Item 7 of this report.

Food Distribution Segment

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 15 distribution centers to approximately 1,700 independent retail locations located in 28 states across the United States. Our customers are relatively diverse with the largest customer, excluding our corporate-owned stores, consisting of a consortium of stores representing 9.6%, and two others representing 4.5% and 3.0%, of our fiscal 2009 food distribution sales. No other customer represents greater than 3.0% of our food distribution business. Several of our distribution centers also distribute products to military commissaries and exchanges located in their respective geographic areas.

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

Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand and private label grocery products and perishable food products. Non-food items and specialty grocery products are distributed from two distribution centers located in Bellefontaine, Ohio and Sioux Falls, South Dakota. We currently operate a fleet of tractors and semi-trailers that deliver the majority of our products to our customers. Approximately 24% of deliveries are made through contract carriers.

2 Defined as cash provided from operations less capital expenditures for property, plant and equipment during the trailing four quarters divided by the average net assets for the current period and prior year comparable period (total assets less current liabilities plus current portion of long-term debt and capital leases).

Our retailers order their inventory at regular intervals through direct linkage with our information systems. Our food distribution sales are made on a market price plus fee and freight basis, with the fee based on the type of commodity and quantity purchased. We adjust our selling prices based on the latest market information, and our freight policy contains a fuel surcharge clause that allows us to partially mitigate the impact of rising fuel costs.

Products

We primarily sell and distribute nationally branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers’ representatives and brokers. We also sell and distribute high quality private label products under the proprietary trademark Our Family3, a long-standing brand of Nash Finch that offers an alternative to national brands. In addition, we sell and distribute a premium line of branded products under the Nash Brothers Trading Company trademark and a lower priced line of private label products under the Value Choice trademark. Under our branded products, we offer over 2,600 stock-keeping units of competitively priced, high quality grocery products and perishable food products which compete with national branded and other value brand products.

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

In fiscal 2009, 44% of food distribution revenues were from customers with whom we had entered into long-term supply agreements as compared to 39% in fiscal 2008. The long-term supply agreements range from 2 to 20 years. These agreements also may contain provisions that give us the opportunity to purchase customers’ independent retail businesses before any third party.

We also provide financial assistance to our food distribution customers, primarily in connection with new store development or the upgrading and expansion of existing stores. As of January 2, 2010, we had loans, net of reserves, of $30.4 million outstanding to 32 of our food distribution customers, and had guaranteed outstanding debt and lease obligations of certain food distribution customers in the amount of $13.5 million. We also, in the normal course of business, sublease retail properties and assign retail property leases to third parties. As of January 2, 2010, the present value of our maximum contingent liability exposure, net of reserves, with respect to the subleases and assigned leases was $24.9 million and $8.0 million, respectively.

3 We own or have the rights to various trademarks, tradenames and service marks, including the following referred to in this report: AVANZA®, Econofoods®, Sun Mart®, Family Thrift Center®, Family Fresh Market®, Our Family®, Value Choicetm, Food Pride®, Fresh Place® and Nash Brothers Trading Company®. The trademark IGA®, referred to in this report, is the registered trademark of IGA, Inc.

We distribute products to independent stores that carry the IGA banner and our proprietary Food Pride banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of January 2, 2010, we served 115 retail stores under the IGA banner and 75 retail stores under our Food Pride banner.

Military Segment

Our military segment is one of the largest distributors, by revenue, of grocery products to U.S. military commissaries and exchanges. On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities. On December 1, 2009, we announced our purchase of a facility in Columbus, Georgia which is scheduled to begin servicing military commissaries and exchanges in the late third or fourth fiscal quarter of 2010.

We serve 356 military commissaries and exchanges located in 33 states across the United States and the District of Columbia, Europe, Puerto Rico, Cuba, the Azores and Egypt. Our distribution centers are exclusively dedicated to supplying products to military commissaries and exchanges. These distribution centers are strategically located among the largest concentration of military bases in the areas we serve and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. We have an outstanding reputation as a supplier focused exclusively on U.S. military commissaries and exchanges, based in large measure on our excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

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

After we ship a particular manufacturer’s products to commissaries in response to an order from DeCA, we invoice the manufacturer for the same purchase price previously paid by us plus a service and or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product handled. Our order handling and invoicing activities are facilitated by a procurement and billing system developed specifically for MDV, addresses the unique aspects of its business, and provides our manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

We have approximately 600 distribution contracts with manufacturers that supply products to the DeCA commissary system and various exchange systems. These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. Our ten largest manufacturer customers represented approximately 46% of the military segment’s fiscal 2009 sales.

Retail Segment

Our retail segment is made up of 54 corporate-owned stores, located primarily in the Upper Midwest, in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin. Our corporate-owned stores principally operate under the Sun Mart, Econofoods, AVANZA, Family Thrift Center, Pick‘n Save, Family Fresh Market, Prairie Market, and Wholesale Food Outlet banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of January 2, 2010, we operated 47 conventional supermarkets, five AVANZA grocery stores, one Wholesale Food Outlet grocery store and one other retail store. Our retail segment also includes one corporate-owned pharmacy and one convenience store that are not included in our store count.

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

Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, order accuracy and customer service is essential in maintaining our competitive advantage. During fiscal 2009, our distribution centers had an on-time delivery rate, defined as being within 1/2 hour of our committed delivery time, of 97.7%; and a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.7%. We believe we are an industry leader with respect to these key metrics.

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

Retail Segment

Our retail segment is also highly competitive. We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of supercenters and regional chains. In 2009 and 2008, there were two and four, respectively, of our stores that were impacted by the opening of new supercenters in their markets and a total of 42 stores as of January 2, 2010, now compete with supercenters. Depending upon the market, we compete based on price, quality and assortment, store appeal (including store location and format), sales promotions, advertising, service and convenience. We believe our ability to provide convenience, outstanding perishable execution and exceptional customer service are particularly important factors in achieving competitive success.

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

Trademarks and Servicemarks

We own or license a number of trademarks, tradenames and servicemarks that relate to our products and services, including those mentioned in this report. We consider certain of these trademarks, tradenames and servicemarks, such as Our Family, Value Choice and Nash Brothers Trading Company, to be of material value to the business conducted by our food distribution and retail segments, and we actively defend and enforce such trademarks, tradenames and servicemarks.

Employees

As of January 2, 2010, we employed 7,563 persons, of whom 5,030 were employed on a full-time basis and 2,533 employed on a part-time basis. Of our total number of employees, 721 were represented by unions (9.5% of all employees) and consisted primarily of warehouse personnel and drivers in our Ohio, Indiana and Michigan distribution centers. We consider our employee relations to be good.

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

Our business is sensitive to economic conditions that impact consumer spending

Our business is sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and buying habits. Economic downturns or uncertainty has adversely affected overall demand and intensified price competition, but also has caused consumers to “trade down” by purchasing lower margin items and to make fewer purchases in traditional supermarket channels. Continued negative economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in our markets and labor costs, the impact of natural disasters or acts of terrorism, and other matters affecting consumer spending could cause consumers to continue shifting even more of their spending to lower-priced competitors. The continued general reductions in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could continue to adversely affect our growth and profitability.

The continued worldwide financial and credit market disruptions have reduced the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of liquidity and credit combined with substantial losses in equity markets has led to a worldwide economic recession that could be prolonged. The general slowdown in economic activity caused by an extended recession could adversely affect our business. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

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

Growing and increasing the profitability of our retail business is dependent on increasing our market share in the markets our retail stores are located. We plan to invest in redesigning some of our retail stores into other formats in order to attract new customers and increase our market share. Our results of operations may be adversely impacted if we are unable to attract significant numbers of new retail customers.

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

Successful integration of new operations, including the previously announced acquisition of three distribution facilities from GSC Enterprises Inc. on January 31, 2009 and our December 1, 2009 purchase of a facility in Columbus, Georgia, will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from an acquisition in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing. As of January 2, 2010, we had loans, net of reserves, of $30.4 million outstanding to 32 of our food distribution customers and had guaranteed outstanding debt and lease obligations of food distribution customers totaling $13.5 million. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of January 2, 2010, the present value of our maximum contingent liability exposure, net of reserves, with respect to subleases and assigned leases was $24.9 million and $8.0 million, respectively. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact our operating results and financial condition.

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

While our management believes that our employee relations are good, we cannot be assured that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes the Federal Employee Free Choice Act legislation. We have always respected our employees’ right to unionize or not to unionize. However, the unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Costs related to a multi-employer pension plan may have a material adverse effect on the Company’s financial condition and results of operations.

The Company participates in the Central States Southeast and Southwest Areas Pension Funds (“CSS” or “the plan”), a multi-employer pension plan, for certain unionized employees. The Company’s contributions to the plan may escalate in future years should we withdrawal from the plan or factors outside the Company’s control, including the bankruptcy or insolvency of other participating employers, actions taken by trustees who manage the plan, government regulations, a funding deficiency in the plan. Escalating costs associated with the plan may have a material adverse effect on the Company’s financial condition and results of operations.

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

Food Distribution Segment

The table below lists, as of January 2, 2010, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers.

Approx. Size
Location	(Square Feet)

Midwest Region:
Omaha, Nebraska	626,900
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota	329,000
Sioux Falls, South Dakota(2)	275,400
Fargo, North Dakota	288,800
Rapid City, South Dakota(3)	195,100
Minot, North Dakota	185,200
Southeast Region:
Lumberton, North Carolina(1)	336,500
Statesboro, Georgia(1)	230,500
Bluefield, Virginia	187,500
Great Lakes Region:
Bellefontaine, Ohio	666,000
Lima, Ohio(4)	608,300
Bridgeport, Michigan(1)	604,500
Westville, Indiana	631,900
Cincinnati, Ohio	403,300

Total Square Footage	5,920,800

(1)	Leased facility.

(2)	Includes 79,300 square feet that we lease.

(3)	Includes 8,000 square feet that we lease.

(4)	Includes 94,000 square feet that we lease.

Military Segment

The table below lists the locations and sizes of our facilities exclusively used in our military distribution business as of January 2, 2010. Unless otherwise indicated, we own each of these distribution centers.

Approx. Size
Location	(Square Feet)

Norfolk, Virginia(1)	756,200
Jessup, Maryland(1)	115,200
Junction City, Kansas(1)	132,000
Pensacola, Florida(1)	355,900
San Antonio, Texas	486,800
Columbus, Georgia(1)(2)	432,400

Total Square Footage	2,278,500

(1)	Leased facility.

(2)	Purchased on December 1, 2009 and scheduled to begin making deliveries in the late third or fourth fiscal quarter of 2010.

Retail Segment

The table below contains selected information regarding our 54 corporate-owned stores as of January 2, 2010. We own the facilities of 24 of these stores and lease the facilities of 30 of these stores.

	Number	Areas	Average
Banner	of Stores	of Operation	Square Feet

Sun Mart	21	CO, MN, ND, NE	32,855
Econofoods	16	IA, MN, SD, WI	32,711
AVANZA	5	CO, NE	34,945
Family Thrift Center	5	NE, SD	48,082
Family Fresh Market	2	WI	48,776
Pick ’n Save	2	OH	49,588
Prairie Market	1	SD	29,480
Wholesale Food Outlet	1	IA	19,620
Other Stores	1	MN	3,500

Total	54

The table excludes one corporate-owned pharmacy and one convenience store. As of January 2, 2010, the aggregate square footage of our 54 retail grocery stores totaled 1,877,783 square feet.

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

On September 14, 2009, we entered into a settlement agreement with Roundy’s that fully resolves all claims brought in the lawsuit. Under the terms of the settlement agreement, both parties agreed to dismiss their claims against the other in exchange for a release of claims. Neither party was required to pay any money to the other. Subsequently, we have recorded a $7.6 million gain in fiscal 2009 which represent the reversal of the liability we had recorded in conjunction with the disputed APA purchase price adjustment.

Other

We are also engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market and currently trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market, and the quarterly cash dividends paid per share of common stock. At February 24, 2010, there were 1,937 stockholders of record.

					Dividends
	2009		2008		Per Share
	High	Low	High	Low	2009	2008

First Quarter	$45.70	$27.16	$37.35	$32.50	$0.18	$0.18
Second Quarter	34.36	27.69	38.60	30.97	0.18	0.18
Third Quarter	30.75	26.28	46.33	33.53	0.18	0.18
Fourth Quarter	37.49	28.00	45.94	35.83	0.18	0.18

On March 2, 2010, the Nash Finch Board of Directors declared a cash dividend of $0.18 per common share, payable on March 26, 2010, to stockholders of record as of March 12, 2010.

Issuer Purchases of Equity Securities

The following table provides information about shares of common stock the Company acquired during the fourth quarter of fiscal 2009:

			(c)
			Total number of	(d)
	(a)		shares purchased as	Maximum amount
	Total number	(b)	part of publicly	that may be spent
	of shares	Average price	announced plans or	under plans or
Period	purchased (1)	paid per share (1)	programs (1)	programs (1)

Period 12 (November 8, 2009 to December 5, 2009)	23,844	$32.90	23,844	$24,215,625
Period 13 (December 6, 2009 to January 2, 2010)	6,876	$33.83	6,876	$23,983,034

Total	30,720	$33.10	30,720

(1)	On November 10, 2009, our Board of Directors approved a share repurchase program to spend up to $25.0 million to purchase shares of the Company’s common stock. The program took effect on November 16, 2009 and will continue until December 31, 2010.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and the peer group index described below. This graph assumes a $100 investment in each of Nash Finch Company, the S&P SmallCap 600 Index and the peer group index at the close of trading on January 3, 2005, and also assumes the reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2, 2010

The peer group represented in the line graph above includes the following nine publicly traded companies: SuperValu Inc., Arden Group, Inc., The Great Atlantic & Pacific Tea Company, Inc., Ingles Markets, Incorporated, Ruddick Corporation, Spartan Stores, Inc., United Natural Foods, Inc., Weis Markets, Inc. and Core-Mark Holding Company, Inc.

From time-to-time, the peer group companies have changed due to merger and acquisition activity, bankruptcy filings, company delistings and other similar occurrences. There were no changes to the peer group during fiscal 2009.

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

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Summary of Operations
Five years ended January 2, 2010 (not covered by Independent Auditors’ Report)
(Dollar amounts in thousands except per share amounts)

	2009 (1)	2008 (6)	2007 (6)	2006 (6)	2005 (6)
	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)

Results of Operations
Sales	$5,212,655	$4,633,494	$4,464,035	$4,581,563	$4,514,687
Cost of sales	4,793,967	4,226,545	4,066,381	4,179,741	4,083,524

Gross profit	418,688	406,949	397,654	401,822	431,163
Selling, general and administrative	287,328	288,263	280,818	319,678	300,837
Gains on sale of real estate	—	—	(1,867)	(1,130)	(3,697)
Special charges	6,020	—	(1,282)	6,253	(1,296)
Gain on acquisition of a business	(6,682)	—	—	—	—
Gain on litigation settlement	(7,630)	—	—	—	—
Goodwill impairment	50,927	—	—	26,419	—
Depreciation and amortization	40,603	38,429	38,882	41,451	43,721
Interest expense	24,372	26,466	28,088	30,840	27,877
Income tax expense	20,972	20,646	16,984	4,198	24,443

Earnings (loss) from continuing operations	2,778	33,145	36,031	(25,887)	39,278
Net earnings from discontinued operations	—	—	—	160	56
Cumulative effect of change in accounting principle, net of income tax (2)	—	—	—	169	—

Net earnings (loss)	$2,778	$33,145	$36,031	$(25,558)	$39,334

Basic earnings (loss) per share	$0.21	$2.57	$2.67	$(1.91)	$3.04
Diluted earnings (loss) per share	$0.21	$2.52	$2.64	$(1.91)	$2.98
Cash dividends declared per common share	$0.72	$0.72	$0.72	$0.72	$0.675
Selected Data
Pretax earnings (loss) from continuing operations as a percent of sales	0.46%	1.16%	1.19%	(0.47)%	1.41%
Net earnings (loss) as a percent of sales	0.05%	0.72%	0.81%	(0.56)%	0.87%
Effective income tax rate	88.3%	38.4%	32.0%	19.4%	38.4%
Current assets	$557,816	$467,951	$477,934	$457,053	$512,207
Current liabilities	$308,509	$297,729	$282,357	$278,222	$325,859
Net working capital	$249,307	$170,222	$195,577	$178,831	$186,348
Ratio of current assets to current liabilities	1.81	1.57	1.69	1.64	1.57
Total assets	$999,536	$952,546	$949,267	$952,480	$1,075,892
Capital expenditures	$30,402	$31,955	$21,419	$27,469	$24,638
Long-term obligations (long-term debt and capitalized lease obligations)	$279,032	$248,026	$280,010	$315,321	$371,221
Stockholders’ equity	$350,559	$349,019	$331,600	$313,113	$343,871
Stockholders’ equity per share (3)	$27.36	$27.23	$25.26	$23.39	$25.84
Return on stockholders’ equity (4)	0.79%	9.50%	10.87%	(8.27)%	11.42%
Common stock high price (5)	$45.70	$46.33	$51.29	$31.74	$44.00
Common stock low price (5)	$26.28	$30.97	$26.89	$19.42	$24.83

(1)	Information presented for fiscal 2009 reflects our acquisition on January 31, 2009, from GSC Enterprises, Inc., of three wholesale food distribution centers which service military commissaries and exchanges. More generally, discussion regarding the comparability of information presented in the table above or material uncertainties that could cause the selected financial data not to be indicative of future financial condition or results of operations can be found in Part 1, Item 1A of this report, “Risk Factors,” Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this report in our Consolidated Financial Statements and notes thereto.

(2)	Effect of adoption of Financial Accounting Standards Board ASC Topic 718 (originally issued as SFAS No. 123(R), “Share-Based Payment — Revised”) in fiscal 2006.

(3)	Based on outstanding shares at year-end.

(4)	Return based on continuing operations.

(5)	High and low closing sales price on NASDAQ.

(6)	Prior year amounts have been restated to reflect the adoption of ASC Subtopic 470-20 and the revised treatment of consigned inventory sales in our military segment. Please refer to Note 1 and Note 3 of the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion of these items.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States and the District of Columbia, and in Europe, Puerto Rico, Cuba, the Azores and Egypt. We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges. On January 31, 2009, we completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities (“GSC acquisition”). On December 1, 2009, we announced our purchase of a facility in Columbus, Georgia which is scheduled to begin servicing military commissaries and exchanges in the late third or fourth fiscal quarter of 2010.

Our retail segment operated 54 corporate-owned stores primarily in the Upper Midwest as of January 2, 2010. On April 1, 2008, we completed the acquisition of two stores located in Rapid City, SD and Scottsbluff, NE and on May 1, 2009 we opened an AVANZA® store in Aurora, CO. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold three retail stores in 2007, four retail stores in 2008 and four retail stores in 2009. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations

The following discussion summarizes our operating results for fiscal 2009 compared to fiscal 2008 and fiscal 2008 compared to fiscal 2007. However, fiscal 2008 results are not directly comparable to fiscal 2009 or 2007 because fiscal 2008 contained an additional week.

Sales

The following tables summarize our sales activity for fiscal 2009, 2008 and 2007:

	2009			2008			2007
		Percent	Percent		Percent	Percent		Percent
Segment Sales:	Sales	of Sales	Change	Sales	of Sales	Change	Sales	of Sales
	(In millions)

Food Distribution	$2,655.0	50.9%	(3.1)%	$2,740.5	59.1%	1.8%	$2,693.3	60.3%
Military	1,985.3	38.1%	53.8%	1,290.5	27.9%	9.5%	1,179.0	26.4%
Retail	572.3	11.0%	(5.0)%	602.5	13.0%	1.8%	591.7	13.3%

Total Sales	$5,212.6	100.0%	12.5%	$4,633.5	100.0%	3.8%	$4,464.0	100.0%

The following table provides comparable sales for fiscal 2009 in comparison to fiscal 2008 by excluding the first week of sales from fiscal 2008:

			Fiscal 2008
		Fiscal 2008	Comparable	Comparable
(in millions)	Fiscal 2008	Week 1	52 Weeks of	Percent Change
Segment Sales:	Sales	Sales	Sales	2009 to 2008

Food Distribution	$2,740.5	$45.4	$2,695.1	(1.5)%
Military	1,290.5	20.9	1,269.6	56.4%
Retail	602.5	11.2	591.3	(3.2)%

Total Sales	$4,633.5	$77.5	$4,556.0	14.4%

The following table provides comparable sales for fiscal 2008 in comparison to fiscal 2007 by excluding the week 53 sales from fiscal 2008:

			Fiscal 2008
		Fiscal 2008	Comparable	Comparable
(in millions)	Fiscal 2008	Week 53	52 Weeks of	Percent Change
Segment Sales:	Sales	Sales	Sales	2008 to 2007

Food Distribution	$2,740.5	$45.3	$2,695.2	0.1%
Military	1,290.5	19.6	1,270.9	7.8%
Retail	602.5	11.3	591.2	(0.1)%

Total Sales	$4,633.5	$76.2	$4,557.3	2.1%

Fiscal 2009 food distribution sales decreased 3.1% in comparison to fiscal 2008 and decreased 1.5% in comparison to fiscal 2008 after excluding the additional week of sales in fiscal 2008. This decrease was due primarily to a decrease in sales to existing customers which was driven by deflation in certain perishable categories.

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

Fiscal 2009 military sales increased 53.8% in comparison to fiscal 2008 and increased 56.4% in comparison to fiscal 2008 after excluding the additional week of sales in fiscal 2008 which is primarily attributable to the GSC acquisition. However, after excluding the sales attributable to the acquired locations and the additional week of sales in fiscal 2008, comparable military segment sales increased by 2.6% in comparison to the prior year. The comparable increase in military segment sales is due to 3.6% stronger sales domestically.

Fiscal 2008 military sales increased 9.5% as compared to fiscal 2007. However, after excluding the additional week of sales in fiscal 2008, military sales increased 7.8% as compared to fiscal 2007. The sales increase reflected 7.2% stronger sales domestically and 7.9% stronger sales overseas as compared to fiscal 2007, after adjusting for the additional week of sales in fiscal 2008.

Domestic and overseas sales represented the following percentages of military segment sales. Note that the business acquired through the GSC acquisition services domestic military bases only.

	2009	2008	2007

Domestic	80.9%	70.1%	70.2%
Overseas	19.1%	29.9%	29.8%

Retail sales for fiscal 2009 decreased 5.0% in comparison to fiscal 2008 and decreased 3.2% in comparison to fiscal 2008 after excluding the additional week of sales in fiscal 2008. The decrease in retail sales for fiscal 2009 was primarily attributable to a 2.4% decrease in same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, and the closure of four stores during the year.

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

During fiscal 2009, 2008 and 2007, our corporate store count changed as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2009	2008	2007

Number of stores at beginning of year(1)(2)	57	59	62
New stores	1	—	—
Acquired stores	—	2	—
Closed or sold stores	(4)	(4)	(3)

Number of stores at end of year(3)(4)(5)	54	57	59

(1)	Store count for fiscal 2009 excludes three corporate-owned pharmacies and one convenience store.

(2)	Store counts for fiscal 2008 and 2007 exclude four corporate-owned pharmacies.

(3)	Store count for fiscal 2009 excludes one corporate-owned pharmacy and one convenience store.

(4)	Store count for fiscal 2008 excludes three corporate-owned pharmacies and one convenience store.

(5)	Store count for fiscal 2007 excludes four corporate-owned pharmacies.

Gross Profit

Consolidated gross profit for fiscal 2009 was 8.0% of sales compared to 8.8% for fiscal 2008 and 8.9% for fiscal 2007. Our fiscal 2009 gross profit margin was negatively affected by 0.6% of sales in comparison to fiscal 2008 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2009 sales occurring in the military segment due to the GSC acquisition and a lower percentage in the retail and food distribution segments which have a higher gross profit margin. In addition, high levels of inflation resulted in higher than normal prior year gross profit margin performance while declines in commodity prices during the current year have had a negative impact on gross profit performance.

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

Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments are included in cost of sales and were $0.2 million, $0.4 million and $3.1 million in fiscal 2009, 2008 and 2007, respectively.

Selling, General and Administrative Expense

The following table outlines consolidated SG&A and the significant factors affecting consolidated SG&A:

		2009		2008		2007
			% of		% of		% of
	Segment	$	sales	$	sales	$	sales
		(In millions except percentages)

SG&A		287.3	5.5%	288.3	6.2%	280.8	6.3%

Significant factors affecting SG&A:
Retail store impairments and lease reserves	Corporate overhead	5.3	0.1%	0.9	0.0%	2.6	0.1%
Charges related to food distribution customers	Corporate overhead	—	0.0%	(3.3)	(0.1)%	(0.1)	0.0%
Gain on sale of assets	Retail	(0.7)	0.0%	(0.6)	0.0%	(0.7)	0.0%
Acquisition and conversion costs	Military	1.9	0.0%	0.5	0.0%	—	0.0%
Share-based compensation over prior year	Corporate overhead	1.4	0.0%	—	0.0%	—	0.0%
Store opening expenses	Retail	0.7	0.0%	—	0.0%	—	0.0%
Tax consulting fees	Corporate overhead	0.4	0.0%	—	0.0%	—	0.0%

Total significant factors affecting SG&A		9.0	0.2%	(2.5)	(0.1)%	1.8	0.0%

Consolidated SG&A for fiscal 2009 was 5.5% of sales as compared to 6.2% of sales in fiscal 2008. Our SG&A margin benefited by 0.6% of sales in fiscal 2009 due to the sales mix shift between our business segments due to the higher level of military sales due to the GSC acquisition relative to the other business segments in 2009. In addition, certain variable employee compensation and benefit expenses were $11.4 million lower than those incurred during fiscal 2008 which contributed to a lower SG&A margin during fiscal 2009.

Consolidated SG&A for fiscal 2008 was 6.2% of sales as compared to 6.3% of sales in fiscal 2007. A portion of the change in SG&A as a percentage of sales was because our retail segment, which has higher SG&A than our food distribution and military segments as a percentage of sales, represented a smaller percentage of our total sales in each of these periods. The decrease in SG&A attributable to this shift in revenues was approximately 0.1% of sales in 2008.

Gain on Sale of Real Estate

The gain on sale of real estate for fiscal 2007 was $1.9 million and was primarily related to the sale of unoccupied properties.

Special Charge

A special charge of $6.0 million was recognized in fiscal 2009 due to an asset impairment in our food distribution segment. The charge was comprised of the write-downs of $5.5 million of leasehold improvements and $0.5 million of fixtures and equipment. In fiscal 2007, we recorded a reversal of $1.6 million of previously established lease reserves for one location after subleasing the property earlier than anticipated. This reversal was partially offset by a charge of $0.3 million due to revised lease commitment estimates.

Gain on Acquisition of a Business

A gain on the acquisition of a business of $6.7 million (net of tax) was recognized during fiscal 2009 related to the GSC acquisition. The fair value of the identifiable assets acquired and liabilities assumed of $84.8 million exceeded the fair value of the purchase price of the business of $78.1 million. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate.

Gain on Litigation Settlement

A gain of $7.6 million was recognized in fiscal 2009 related to the settlement of litigation in connection with our 2005 acquisition of certain distribution centers and other assets from Roundy’s Supermarkets, Inc (“Roundy’s”). This gain represented the reversal of the liability we had recorded in connection with this litigation. Please refer to Part II, Item 8 in this report under Note (16) — “Commitments and Contingencies” of this Form 10-K for additional information.

Goodwill Impairment

Annually, we perform an impairment test of goodwill during the fourth quarter based on conditions as of the end of our third fiscal quarter in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 (“ASC 350”, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”). We recorded a goodwill impairment charge of $50.9 million in fiscal 2009 that related to our retail reporting unit. Please refer to Part II, Item 8 in this report under Note (1) — “Summary of Significant Accounting Policies” under the caption “Goodwill and Intangible Assets” of this Form 10-K for additional information pertaining to our fiscal 2009 goodwill impairment analysis.

Depreciation and Amortization Expense

Depreciation and amortization expense for fiscal 2009, 2008 and 2007 was $40.6 million, $38.4 million and $38.9 million, respectively. The increase in depreciation and amortization expense for fiscal 2009 in comparison to fiscal 2008 was primarily attributable to the GSC acquisition. The decrease in depreciation and amortization expense for fiscal 2008 in comparison to fiscal 2007 was primarily due to reduced capital lease amortization and reduced depreciation on fixtures and equipment.

Interest Expense

Interest expense decreased $2.1 million to $24.4 million in fiscal 2009 as compared to $26.5 million in fiscal 2008. Fiscal 2008 interest expense includes the write-off of deferred financing costs of $1.0 million associated with the refinancing of our senior secured bank credit facility. Average borrowing levels increased by $21.1 million from $341.6 million during fiscal 2008 to $362.7 million during fiscal 2009. The effective interest rate was 4.6% for fiscal 2009 as compared to 5.4% for fiscal 2008. However, excluding the impact of the write-off of deferred financing costs, the effective interest rate was 5.1% for fiscal 2008.

Interest expense decreased $1.6 million to $26.5 million in fiscal 2008 as compared to $28.1 million in fiscal 2007. Fiscal 2008 interest expense includes the write-off of deferred financing costs of $1.0 million associated with the refinancing of our senior secured bank credit facility. Average borrowing levels decreased by $6.4 million from $348.0 million during fiscal 2007 to $341.6 million during fiscal 2008. The effective interest rate was 5.4% for fiscal 2008 as compared to 6.2% for fiscal 2007. However, excluding the impact of the write-off of deferred financing costs, the effective interest rate was 5.1% for fiscal 2008.

The calculation of our effective interest rates excludes non-cash interest required to be recognized on our senior subordinated convertible notes under ASC Subtopic 470-20 (“ASC 470-20”, originally issued as FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). Non-cash interest expense recognized under ASC 470-20 was $4.9 million, $4.7 million and $4.2 million during fiscal 2009, 2008 and 2007, respectively. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC 470-20. The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.

Income Tax Expense

The effective tax rate for income from continuing operations was 88.3%, 38.4% and 32.0% for fiscal 2009, 2008 and 2007, respectively. Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.7%	4.0%	3.9%
Non-deductible goodwill	73.6%	0.0%	0.0%
Change in tax contingencies	4.4%	1.1%	(5.1)%
Gain on litigation settlement	(12.7)%	0.0%	0.0%
Gain on acquisition of a business	(11.2)%	0.0%	0.0%
Federal refund claim	(6.8)%	0.0%	0.0%
Other net	1.3%	(1.7)%	(1.8)%

Effective tax rate	88.3%	38.4%	32.0%

The effective tax rate for fiscal 2009 was impacted by several nonrecurring items and large non-deductible goodwill charges. In fiscal 2009, we increased tax reserves by $2.7 million and reversed previously unrecognized tax benefits of $0.2 million primarily due to state statute of limitation expirations and audit resolutions. Other items impacting the rate include the litigation settlement related to Roundy’s of $3.0 million, the gain on the acquisition of the GSC assets of $2.7 million, and a refund on a claim made with the Internal Revenue Service of $1.7 million. The effective tax rate for fiscal 2008 was impacted by the reversal of previously unrecognized tax benefits of $2.6 million, primarily due to the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions, a refund on a claim made with the Internal Revenue Service of $1.2 million and an increase in reserves of $2.7 million. The effective tax rate for fiscal 2007 was also impacted by the reversal of previously unrecognized tax benefits of $12.6 million, primarily due to statute of limitation expirations, audit resolutions, and the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions.

Net Earnings

Net earnings for fiscal 2009 were $2.8 million, or $0.21 per diluted share, compared to net earnings of $33.1 million, or $2.52 per diluted share, for fiscal 2008, and net earnings of $36.0 million, or $2.64 per diluted share, for fiscal 2007. Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results.

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

The following table summarizes our cash flow activity for fiscal 2009, 2008 and 2007 and should be read in conjunction with the Consolidated Statements of Cash Flows:

	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$102,373	$111,999	$83,616
Net cash used in investing activities	(105,670)	(60,414)	(18,487)
Net cash provided by (used in) financing activities	3,303	(51,623)	(65,225)

Net change in cash and cash equivalents	$6	$(38)	$(96)

Operating cash flows were $102.4 million for fiscal 2009, a decrease of $9.6 million from $112.0 million in fiscal 2008. The primary reason for the fiscal 2009 decrease in operating cash flows was our net earnings, after adjusting for reconciling items to convert it to net cash provided, were $12.2 million lower than in fiscal 2008, which included one additional week or earnings in comparison to fiscal 2009. In addition, significant changes in operating assets and liabilities consisted of a year-over year decrease in our investment in our inventories of $52.6 million which was offset by a year-over-year increase in our accounts receivable of $23.7 million, a year-over year decrease in our accrued expenses of $16.3 million, a year-over-year decrease in our accounts payable of $7.1 million and a year-over-year decrease in our income taxes payable of $6.2 million. The year-over year increase in our accounts receivable was due to a temporary timing difference related to our military accounts receivable billing cycle that accelerated collections into the last week of fiscal 2008 and the decrease in year-over-year accrued expense was primarily due to decreases in certain variable employee compensation and benefit expense accruals.

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

Cash used for investing activities were $105.7 million in fiscal 2009, which was primarily attributable to the GSC acquisition of $78.1 million and additions to property, plant and equipment of $30.4 million. Cash used for investing activities in fiscal 2008 were $60.4 million and consisted primarily of additions to property, plant and equipment of $32.0 million, loans to customers of $24.1 million and the acquisition of a business, net of cash, for $6.6 million. Fiscal 2007 cash used for investing activities were $18.5 million which were primarily attributable to additions to property, plant and equipment of $21.4 million and loans to customer of $3.9 million, which were partially offset by disposal of property, plant and equipment of $5.0 million.

Cash provided by financing activities were $3.3 million for fiscal 2009 which consisted primarily of proceeds of long-term debt of $29.9 million, a decrease in outstanding checks of $10.1 million and $9.2 million used to pay dividends on our common stock. Cash used by financing activities was $51.6 million for fiscal 2008 as $32.0 million was used to pay down revolving and other long-term debt, $14.3 million was used to repurchase shares of our common stock and $9.2 million was used to pay dividends on our common stock. Cash used by financing activities was $65.2 million for fiscal 2007 as $35.6 million was used to pay down revolving and other long-term debt, $15.0 million was used to repurchase shares of our common stock and $9.7 million was used to pay dividends on our common stock.

Share Repurchase

On November 10, 2009, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $25.0 million to purchase shares of the Company’s common stock (“2009 Repurchase Program”). The 2009 Repurchase Program took effect on November 16, 2009 and will continue to December 31, 2010. As of January 2, 2010, we have repurchased a total of 30,720 shares under the 2009 Repurchase Program for $1.0 million, at an average price per share of $33.10. The average prices per share referenced above include commissions.

On November 13, 2007, we announced that our Board of Directors had authorized a share repurchase program to purchase up to 1,000,000 shares of the Company’s common stock (“2007 Repurchase Program”). The 2007 Repurchase Program took effect on November 19, 2007 and concluded on January 3, 2009. During fiscal 2008 we repurchased 429,082 shares at an average price per share of $33.44 under the 2007 Repurchase Program. Since the 2007 Repurchase Program’s inception, we repurchased a total of 842,038 shares at an average price per share of $34.83. The average prices per share referenced above include commissions.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of January 2, 2010, and the expected timing of cash payments related to such obligations in future periods:

	Amount Committed By Period
	Total
	Amount	Fiscal	Fiscal	Fiscal
Contractual Cash Obligations:	Committed	2010	2011-2012	2013-2014	Thereafter
	(In thousands)

Long-Term Debt (1)	$258,217	$627	$1,374	$124,852	$131,364
Interest on Long-Term Debt (2)	200,030	9,327	16,946	11,486	162,271
Capital Lease Obligations (3)(4)	39,868	6,200	9,583	7,591	16,494
Operating Leases (3)	95,321	21,591	33,326	19,075	21,329
Benefit Obligations (5)	29,468	3,303	6,018	5,719	14,428
Purchase Obligations (6)	14,001	3,949	3,289	2,842	3,921

Total (7)	$636,905	$44,997	$70,536	$171,565	$349,807

(1)	Refer to Part II, Item 8 in this report under Note (8) — “Long-term Debt and Bank Credit Facilities” for additional information regarding long-term debt.

(2)	The interest on long-term debt for periods subsequent to fiscal 2014 reflects our Senior Subordinated Convertible Debt accreted interest for fiscal 2015 through 2035, should the convertible debt remain outstanding until maturity. Interest payments assume debt is held to maturity. For variable rate debt the current interest rates applicable as of January 2, 2010, were assumed for the remainder of the term.

(3)	Lease obligations primarily relate to store locations for our retail segment, as well as store locations subleased to independent food distribution customers. A discussion of lease commitments can be found in Part II, Item 8 in this report under Note (13) — “Leases” in the Notes to Consolidated Financial Statements and under the caption “Lease Commitments” in the Critical Accounting Policies section below.

(4)	Includes amounts classified as imputed interest.

(5)	Our benefit obligations include obligations related to third-party sponsored defined benefit pension and post-retirement benefit plans. For a further discussion see Part II, Item 8 in this report under Note (18) — “Pension and Other Post-retirement Benefits” in the Notes to Consolidated Financial Statements.

(6)	The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase. The majority of our purchase obligations involve purchase orders made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services.

(7)	Payments for reserved tax contingencies are not included as the timing of specific tax payments is not determinable.

We have also made certain commercial commitments that extend beyond 2009. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of January 2, 2010:

	Total	Commitment Expiration Per Period
Other Commercial	Amount	Fiscal	Fiscal	Fiscal
Commitments	Committed	2010	2011-2012	2013-2014	Thereafter
	(In thousands)

Standby Letters of Credit(1)	$12,635	$4,700	$7,935	$—	$—
Guarantees(2)	26,156	4,753	5,869	4,380	11,154

Total Other Commercial Commitments	$38,791	$9,453	$13,804	$4,380	$11,154

(1)	Letters of credit relate primarily to supporting workers’ compensation obligations.

(2)	Refer to Part II, Item 8 of this report under Note (14) — “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” in the Critical Accounting Policies section below for additional information regarding debt guarantees, lease guarantees and assigned leases.

Asset-backed Credit Agreement

On April 11, 2008, we entered into our credit agreement which is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, we may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million.

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

At January 2, 2010, $203.3 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.6 million of outstanding letters of credit primarily supporting workers’

compensation obligations. We are currently in compliance with all covenants contained within the credit agreement.

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

The notes will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.5652 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $48.73 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or a combination of both, at our option.

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

Debt Obligations

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of January 2, 2010:

	Fixed Rate			Variable Rate
	Fair Value	Amount	Rate	Fair Value	Amount	Rate
	(In thousands)

2010		$627	6.0%		$—	—
2011		670	6.2%		—	—
2012		704	6.2%		—	—
2013		712	6.1%		124,100	3.2%
2014		40	5.6%		—	—
Thereafter		131,364	3.5%		—	—

	$130,909	$134,117		$124,100	$124,100

Consolidated EBITDA (Non-GAAP Measurement)

The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for fiscal 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007

Net earnings	$2,778	33,145	36,031
Income tax expense	20,972	20,646	16,984
Interest expense	24,372	26,466	28,088
Depreciation and amortization	40,603	38,429	38,882

EBITDA	88,725	118,686	119,985
LIFO charge	(3,033)	19,740	5,091
Lease reserves	3,135	(1,832)	551
Goodwill impairment	50,927	—	—
Asset impairments	2,460	2,555	1,868
Gains on sale of real estate	(54)	—	(1,867)
Gain on acquisition of a business	(6,682)	—	—
Gain on litigation settlement	(7,630)	—	—
Share-based compensation	9,084	8,792	7,786
Special charges	6,020	—	(1,282)
Subsequent cash payments on non-cash charges	(2,815)	(4,218)	(3,292)

Total Consolidated EBITDA	$140,137	143,723	128,840

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

As of January 2, 2010, we had two outstanding interest rate swap agreements with notional amounts totaling $35.0 million. The notional amounts of the two outstanding swaps are reduced annually as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate

15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%

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

As of January 2, 2010, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during fiscal 2008 expired during the first quarter and was settled for fair market value. Pre-tax gains of $0.4 million were recorded as a reduction to cost of sales during fiscal 2007.

In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. On January 1, 2009, we entered into an agreement which required us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement was for one year and expired on December 31, 2009. During fiscal 2007 and 2008 we had a fixed price fuel supply agreement which required us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. The term of the agreement began on February 1, 2007, and expired on December 31, 2007. These fixed price fuel agreements qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under these contracts are expensed as incurred as an increase to cost of sales.

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

Lease Commitments.  We have historically leased store sites for sublease to qualified independent retailers at rates that are at least as high as the rent paid by us. Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy. We also lease store sites for our retail segment. Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management. Our reserves for such properties can be materially affected by factors such as the extent of interested sub-lessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, general economic conditions and the demand for commercial property. Should the number of defaults by sub-lessees or corporate store closures materially increase; the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows. Refer to Part II, Item 8 of this report under Note (13) — “Leases” in the Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

Guarantees of Debt and Lease Obligations of Others.  We have guaranteed the debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($13.5 million as of January 2, 2010 as compared to $15.1 million as of January 3, 2009), which would be due in accordance with the underlying agreements.

We have entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 (“ASC 460”, originally issued as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”). ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $10.3 million, which is included in the $13.5 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $1.1 million is included in the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC 460.

We have also assigned various leases to certain food distribution customers and other third parties. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases, net of reserves, to be approximately $8.0 million as of January 2, 2010 as compared to $10.1 million as of January 3, 2009. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts — Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note (14) — “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements for more information regarding customer exposure and credit risk.

Impairment of Long-Lived Assets

Property, plant and equipment are tested for impairment in accordance with ASC Subtopic 360-10-35 (originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”) whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating future sales and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Estimates of future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We generally determine fair value by discounting expected future cash flows at a rate which management has determined to be consistent with assumptions used by market participants.

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

Goodwill

We maintain three reporting units for purposes of our goodwill impairment testing, which are the same as our reporting segments disclosed in Part II, Item 8 of this report under Note (19) — “Segment Reporting”. Goodwill for each of our reporting units is tested for impairment in accordance with ASC 350 annually and/or when factors indicating impairment are present, which requires a significant amount of management’s judgment. Such indicators may include a decline in our expected future cash flows, unanticipated competition, the loss of a major customer, slower growth rates or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

In fiscal 2009, we began applying the provision of ASC Topic 820 (originally issued as SFAS No. 157, “Fair Value Measurements”) in relation to our goodwill impairment testing by applying, to the extent possible, observable market inputs to arrive at the fair values of our reporting units.

Our fair value for each reporting unit is determined based on an income approach which incorporates a discounted cash flow analysis and a market approach that utilizes current earnings multiples for comparable publically-traded companies. Our income approach is based on an estimate of five years of future cash flows and a terminal value that factors in estimated long-term growth. The estimate of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including operating performance, economic conditions, long-term growth rates, capital expenditures, changes in working capital and effective tax rates. The discount rates applied to the income approach reflect a weighted average cost of capital for comparable publicly-traded companies which are adjusted for equity and size risk premiums based on market capitalization.

We have weighted the valuation of our reporting units at 70% based on the income approach and 30% based on the market approach. We believe that this weighting is appropriate since it is often difficult to find other appropriate publicly-traded companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

Our estimates could be materially impacted by factors such as competitive forces, customer behaviors, changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on financial condition and operating results potentially resulting in impairment of the goodwill. None of the reporting units are more susceptible to economic conditions than others. The income approach and market approach used to determine fair value are sensitive to changes in discount rates and market trading multiples.

While we believe our estimates of fair value of our reporting units are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss. Please refer to Part II, Item 8 in this report under Note (1) — “Summary of Significant Accounting Policies” under the caption “Goodwill and Intangible Assets” of this Form 10-K for additional information pertaining to our fiscal 2009 goodwill impairment analysis.

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

We utilize the liability method of accounting for income taxes as set forth in ASC Topic 740 (originally issued as SFAS 109, “Accounting for Income Taxes”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse or are settled. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.

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

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. We recognize potential accrued interest and penalties related to the unrecognized tax benefits in income tax expense.

Reserves for Self Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported. Worker’s compensation, general and automobile liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. On a per claim basis, our exposure for workers compensation is $0.6 million, auto liability and general liability is $0.5 million and for health insurance our exposure is $0.5 million. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. A 100 basis point change in discount rates would increase our liability by approximately $0.2 million.

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

Share-based Compensation

On January 1, 2006, we adopted ASC Topic 718 (“ASC 718”, originally issued as SFAS No. 123R, “Share-Based Payment — Revised”) using the modified prospective transition method. Beginning in 2006, our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant. The Company uses the grant date closing price per share of Nash Finch common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to its long-term incentive plan

(LTIP). The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. The Company uses a lattice model to estimate the fair value of stock appreciation rights (SARs) which contain market conditions. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period which is derived from the data in the lattice valuation model. Share-based compensation is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. ASC 718 requires forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Significant judgment is required in selecting the assumptions used for estimating fair value of share-based compensation as well estimating forfeiture rates. Further, any awards with performance conditions that can affect vesting also add additional judgment in determining the amount expected to vest. There can be significant volatility in many of our assumptions and therefore our estimates of fair value, forfeitures, etc. are sensitive to changes in these assumptions.

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

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. Refer to Part II, Item 8 of this report under Note (7) — “Accounts and Notes Receivable” in the Notes to Consolidated Financial Statements for more information.

The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	January 2,
	2010
	Fair
	Value	Total	2010	2011	2012	2013	2014	Thereafter
	(In millions, except rates)

Debt with variable interest rate:
Principal payable	$124.1	$124.1	$—	$—	$—	$124.1	$—	$—
Average variable rate payable		3.2%				3.2%
Debt with fixed interest rates:
Principal payable	$130.9	$134.1	$0.6	$0.7	$0.7	$0.7	$0.1	$131.3
Average fixed rate payable		3.6%	6.0%	6.2%	6.2%	6.1%	5.6%	3.5%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash-Finch Company

We have audited the accompanying consolidated balance sheets of Nash Finch Company and subsidiaries (collectively, the Company) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010. Our audits also included the financial statement schedule referenced in Part IV, Item 15(2) of this report. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash Finch Company and subsidiaries at January 2, 2010 and January 3, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nash Finch Company’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010, expressed an unqualified opinion thereon.

As discussed in Note 3 of the consolidated financial statements, the Company adopted the provisions of Accounting Standards Codification (ASC) 470-20, “Debt with Conversion and Other Options” in the fiscal year ending January 2, 2010.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 4, 2010

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(In thousands, except per share amounts)

Fiscal Years Ended January 2, 2010,
January 3, 2009 and December 29, 2007	2009	2008	2007

Sales	$5,212,655	$4,633,494	$4,464,035
Cost of sales	4,793,967	4,226,545	4,066,381

Gross profit	418,688	406,949	397,654

Other costs and expenses:
Selling, general and administrative	287,328	288,263	280,818
Gains on sales of real estate	—	—	(1,867)
Special charges	6,020	—	(1,282)
Gain on acquisition of a business	(6,682)	—	—
Gain on litigation settlement	(7,630)	—	—
Goodwill impairment	50,927	—	—
Depreciation and amortization	40,603	38,429	38,882
Interest expense	24,372	26,466	28,088

Total other costs and expenses	394,938	353,158	344,639

Earnings from continuing operations before income taxes	23,750	53,791	53,015
Income tax expense	20,972	20,646	16,984

Net earnings	$2,778	$33,145	$36,031

Net earnings per share:
Basic	$0.21	$2.57	$2.67
Diluted	0.21	2.52	2.64

Declared dividends per common share	$0.72	$0.72	$0.72

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 2,	January 3,
	2010	2009

ASSETS
Current Assets:
Cash	$830	$824
Accounts and notes receivable, net	250,767	185,943
Inventories	285,443	261,491
Prepaid expenses and other	11,410	13,909
Deferred tax assets	9,366	5,784

Total current assets	557,816	467,951
Notes receivable, net	23,343	28,353
Property, plant and equipment:
Property, plant and equipment	637,167	590,894
Less accumulated depreciation and amortization	(422,529)	(392,807)

Net property, plant and equipment	214,638	198,087
Goodwill	166,545	218,414
Customer contracts & relationships, net	21,062	24,762
Investment in direct financing leases	3,185	3,388
Other assets	12,947	11,591

Total assets	$999,536	$952,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Outstanding checks
Current maturities of long-term debt and capitalized lease obligations	$4,438	$4,032
Accounts payable	240,483	220,610
Accrued expenses	60,524	73,087
Income taxes payable	3,064	—

Total current liabilities	308,509	297,729
Long-term debt	257,590	222,774
Capitalized lease obligations	21,442	25,252
Deferred tax liability, net	19,323	22,232
Other liabilities	42,113	35,539
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value Authorized 50,000 shares, issued 13,675 and 13,665 shares, respectively	22,792	22,776
Additional paid-in capital	106,705	98,048
Restricted stock	—	—
Common stock held in trust	(2,342)	(2,243)
Deferred compensation obligations	2,342	2,243
Accumulated other comprehensive income	(10,756)	(10,876)
Retained earnings	261,821	268,562
Common stock in treasury, 863 and 848 shares, respectively	(30,003)	(29,490)

Total stockholders’ equity	350,559	349,020

Total liabilities and stockholders’ equity	$999,536	$952,546

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	2009	2008	2007

Operating activities:
Net earnings	$2,778	$33,145	$36,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Special charges — non cash portion	6,020	—	(1,282)
Impairment of retail goodwill	50,927	—	—
Gain on acquisition of a business	(6,682)	—	—
Gain on litigation settlement	(7,630)	—	—
Depreciation and amortization	40,603	38,429	38,882
Amortization of deferred financing costs	1,779	2,142	1,109
Non-cash convertible debt interest	4,944	4,651	4,216
Rebateable loans	4,095	2,992	2,200
Provision for bad debts	1,411	(1,292)	1,234
Provision for lease reserves	3,136	(1,832)	551
Deferred income tax expense	(10,764)	3,622	25,071
Gain on sale of real estate and other	(137)	(187)	(2,371)
LIFO charge	(3,033)	19,740	5,092
Asset impairments	2,460	2,555	1,869
Share-based compensation	9,084	8,792	7,786
Deferred compensation	1,223	244	734
Other	(151)	(742)	20
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	(6,250)	17,430	(11,246)
Inventories	21,143	(31,489)	(9,979)
Prepaid expenses	(1,081)	839	2,813
Accounts payable	(8,178)	(1,037)	1,924
Accrued expenses	(12,367)	3,970	1,782
Income taxes payable	6,854	13,048	(9,213)
Other assets and liabilities	2,189	(3,021)	(13,607)

Net cash provided by operating activities	102,373	111,999	83,616

Investing activities:
Disposal of property, plant and equipment	830	438	4,978
Additions to property, plant and equipment	(30,402)	(31,955)	(21,419)
Business acquired, net of cash	(78,056)	(6,566)	—
Loans to customers	(2,350)	(24,050)	(3,856)
Payments from customers on loans	4,769	1,588	1,854
Corporate-owned life insurance, net	(461)	131	(46)
Other	—	—	2

Net cash used in investing activities	(105,670)	(60,414)	(18,487)

Financing activities:
Proceeds (payments) of revolving debt	30,500	87,300	(35,000)
Dividends paid	(9,239)	(9,229)	(9,702)
Proceeds from exercise of stock options	196	329	2,002
Proceeds from employee stock purchase plan	—	238	498
Repurchase of common stock	(1,017)	(14,348)	(14,980)
Payments of long-term debt	(595)	(119,255)	(626)
Payments of capitalized lease obligations	(3,436)	(3,639)	(3,834)
Increase (decrease) in outstanding checks	(10,065)	9,951	(4,441)
Payments of deferred financing costs	(2,874)	(3,573)	—
Tax benefit from exercise of stock options	(167)	603	857
Other	—	—	1

Net cash provided by (used in) financing activities	3,303	(51,623)	(65,225)

Net increase (decrease) in cash	6	(38)	(96)
Cash at beginning of year	824	862	958

Cash at end of year	$830	$824	$862

Supplemental disclosure of cash flow information:
Non cash investing and financing activities
Acquisition of minority interest	$—	$64	$—

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

				Accumulated
		Additional		Other		Total
Fiscal Years Ended January 2, 2010,	Common	Paid-in	Retained	Comprehensive	Treasury	Stockholders’
January 3, 2009 and December 29, 2007	Stock	Capital	Earnings	Income (Loss)	Stock	Equity

Balance at December 30, 2006	22,348	76,909	218,938	(4,582)	(499)	313,114

Net earnings	—	—	36,031	—	—	36,031
Other comprehensive income
Deferred loss on hedging activities, net of tax of ($295)	—	—	—	(461)	—	(461)
Minimum pension liability adjustment, net of tax of $180	—	—	—	281	—	281
Minimum other post-retirement liability adjustment, net of tax of ($211)	—	—	—	(330)	—	(330)

Comprehensive income						35,521
Dividends declared of $.72 per share	—	—	(9,702)	—	—	(9,702)
Share-based compensation	2	4,641	(352)	—	—	4,291
Common stock issued upon exercise of options	125	1,878	—	—	—	2,003
Common stock issued for employee purchase plan	40	457	—	—	—	497
Common stock issued for performance units	84	(84)	—	—	—	—
Repurchase of shares	—	—	—	—	(14,980)	(14,980)
Tax benefit associated with compensation plans	—	857	—	—	—	857

Balance at December 29, 2007	$22,599	$84,658	$244,915	$(5,092)	$(15,479)	$331,601

Net earnings	—	—	33,145	—	—	33,145
Other comprehensive income
Deferred loss on hedging activities, net of tax of ($745)	—	—	—	(1,165)	—	(1,165)
Minimum pension liability adjustment, net of tax of ($2,710)	—	—	—	(4,239)	—	(4,239)
Minimum other post-retirement liability adjustment, net of tax of ($243)	—	—	—	(380)	—	(380)

Comprehensive income						27,361
Dividends declared of $.72 per share	—	—	(9,229)	—	—	(9,229)
Share-based compensation	3	8,871	(269)	—	338	8,943
Share-based compensation modified from liability to equity based	—	3,412	—	—	—	3,412
Common stock issued upon exercise of options	26	415	—	—	—	441
Common stock issued for employee purchase plan	13	224	—	—	—	237
Common stock issued for performance units	135	(135)	—	—	—	—
Repurchase of shares	—	—	—	—	(14,348)	(14,348)
Forfeiture of restricted stock	—	—	—	—	(1)	(1)
Tax benefit associated with compensation plans	—	603	—	—	—	603

Balance at January 3, 2009	$22,776	$98,048	$268,562	$(10,876)	$(29,490)	$349,020

Net earnings	—	—	2,778	—	—	2,778
Other comprehensive income
Deferred loss on hedging activities, net of tax of $304	—	—	—	475	—	475
Minimum pension liability adjustment, net of tax of ($194)	—	—	—	(303)	—	(303)
Minimum other post-retirement liability adjustment, net of tax of ($33)	—	—	—	(52)	—	(52)

Comprehensive income						2,898
Dividends declared of $.72 per share	—	—	(9,239)	—	—	(9,239)
Share-based compensation	—	8,045	(280)	—	504	8,269
Stock appreciation rights	—	599	—	—	—	599
Common stock issued upon exercise of options	13	183	—	—	—	196
Common stock issued for performance units	3	(3)	—	—	—	—
Repurchase of shares	—	—	—	—	(1,017)	(1,017)
Tax benefit associated with compensation plans	—	(167)	—	—	—	(167)

Balance at January 2, 2010	$22,792	$106,705	$261,821	$(10,756)	$(30,003)	$350,559

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Fiscal Year

The fiscal year of Nash-Finch Company (“Nash Finch”) ends on the Saturday nearest to December 31. Fiscal 2008 consisted of 53 weeks while fiscal years 2009 and 2007 each consisted of 52 weeks. Our interim quarters consist of 12 weeks except for the third quarter which consists of 16 weeks. For fiscal 2008, the Company’s fourth quarter consisted of 13 weeks.

Principles of Consolidation

The accompanying financial statements include our accounts and the accounts of our majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

In the accompanying financial statements and for purposes of the statements of cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less which are carried at fair value.

Revenue Recognition

We recognize revenue when the sales price is fixed or determinable, collectability is reasonably assured and the customer takes possession of the merchandise.

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

Based upon the nature of the products we sell, our customers have limited rights or return, which are immaterial.

In fiscal 2009, the Company revised its treatment of consigned inventory sales in our military segment. Prior to the revision, consigned sales were recorded on a gross basis as sales and a related amount recorded as a cost of sales. The Company has revised its presentation for sales of consigned inventory to be on a net basis. The revision reduced both sales and cost of sales but did not have an impact on gross profit, earnings from continuing operations before income taxes, net earnings, cash flows or financial position for any period or their respective trends. Certain prior year amounts shown below have been revised to conform to the current year presentation.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	53 Weeks Ended
	January 3,			53 Weeks Ended
	2009			January 3,
	As originally	%		2009	%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$4,703,660	100.0%	(70,166)	4,633,494	100.0%
Cost of Sales	4,296,711	91.3%	(70,166)	4,226,545	91.2%

Gross Profit	$406,949	8.7%	—	406,949	8.8%

	52 Weeks Ended
	December 29,			52 Weeks Ended
	2007			December 29,
	As originally	%		2007	%
(in 000’s)	Reported	of Sales	Adjustments	As revised	of Sales

Sales	$4,532,635	100.0%	(68,600)	4,464,035	100.0%
Cost of Sales	4,134,981	91.2%	(68,600)	4,066,381	91.1%

Gross Profit	$397,654	8.8%	—	397,654	8.9%

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs, shipping and handling fees, and vendor allowances and credits (see below). Advertising costs, included in cost of goods sold, are expensed as incurred and were $59.9 million, $58.2 million and $53.7 million for fiscal 2009, 2008 and 2007, respectively. Advertising income, included in cost of goods sold, was approximately $55.8 million, $56.4 million and $55.8 million for fiscal 2009, 2008 and 2007, respectively.

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

Inventories

Inventories are stated at the lower of cost or market. Approximately 86% of our inventories were valued on the last-in, first-out (LIFO) method at January 2, 2010 as compared to approximately 84% at January 3, 2009. During fiscal 2009, we recorded a LIFO credit of $3.0 million compared to a $19.7 million charge in fiscal 2008 and a $5.1 million charge in fiscal 2007. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been used, inventories would have been $73.1 million, $76.1 million and $56.4 million higher at January 2, 2010, January 3, 2009 and December 29, 2007, respectively.

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

Net property, plant and equipment consisted of the following (in thousands):

	January 2,	January 3,
	2010	2009

Land	$18,876	$17,281
Buildings and improvements	214,959	196,954
Furniture, fixtures and equipment	289,713	275,888
Leasehold improvements	61,026	65,499
Construction in progress	5,928	4,453
Assets under capitalized leases	46,665	30,819

	637,167	590,894
Accumulated depreciation and amortization	(422,529)	(392,807)

Net property, plant and equipment	$214,638	$198,087

Impairment of Long-Lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Subtopic 360-10-35 (“ASC 360-10-35”, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”) assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We have generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. We allocate the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to us. We consider historical performance and future estimated results in the impairment evaluation. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value as determined using an income approach. The inputs used in the income approach use significant unobservable inputs, or level 3 inputs, in the fair value hierarchy. In fiscal 2009, 2008 and 2007, we recorded impairment charges of $8.5 million, $2.6 million and $1.9 million, respectively, within the “selling, general and administrative” line of the consolidated statements of income.

Reserves for Self-Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs. It is our policy to record our self-insurance liabilities based on claims filed and an estimate of

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims incurred but not yet reported. Worker’s compensation, general and automobile liabilities are actuarially determined on a discounted basis. We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis. On a per claim basis, our exposure for workers compensation is $0.6 million, auto liability and general liability is $0.5 million and for health insurance our exposure is $0.5 million. Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities. A 100 basis point change in discount rates would increase our liability by approximately $0.2 million.

Goodwill and Intangible Assets

Intangible assets, consisting primarily of goodwill and customer contracts resulting from business acquisitions, are carried at cost. Separate intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In accordance with ASC Topic 350 (“ASC 350”, originally issued as Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”) we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Such indicators may include a decline in our expected future cash flows, unanticipated competition, slower growth rates or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

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

Our fair value for each reporting unit is determined based on an income approach which incorporates a discounted cash flow analysis which uses significant unobservable inputs, or level 3 inputs, as defined by the fair value hierarchy, and a market approach that utilizes current earnings multiples of comparable publicly-traded companies. The Company has weighted the valuation of its reporting units at 70% based on the income approach and 30% based on the market approach. The Company believes that this weighting is appropriate since it is often difficult to find other comparable publicly-traded companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

We performed our annual impairment test of goodwill during the fourth quarter of fiscal 2009 based on conditions as of the end of our third quarter of fiscal 2009 and determined that no indication of impairment existed in our food distribution and military segments. The fair value of the food distribution segment was approximately 24% higher than its carrying value, while the military segment’s fair value exceeded its carrying value by over 100%. We determined that an indication of impairment existed in our retail segment in the first step of the fiscal 2009 impairment analysis which required us to calculate our retail segment’s implied fair value in the second step of the impairment analysis. For the second step we obtained appraisals for our real estate, fixtures and equipment and assigned a fair value to any unrecognized intangible assets, which included above and below market rents based on appraisals for locations we lease, a fair value to our trade names and our pharmacy scripts. Certain asset and liabilities’ carrying values approximated fair value due to their short maturities which included accounts receivable, inventories and accounts payable. Based on its implied fair

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value we were required to write-off $50.9 million of our retail goodwill in fiscal 2009. The decline in the fair value of our retail segment is reflective of a decline in long-term growth assumptions and lower comparable market multiples.

Discount rates applied in our income approach during fiscal 2009 ranged from 8.75% to 10.25% and were reflective of the weighted average cost of capital of comparable publically-trade companies with an adjustment for equity and size premiums based on market capitalization. Growth rates ranged from -2.5% to 2.0%. For the food distribution segment to have an indication of impairment the discount rate applied would need to increase over 300 basis points or the assumed long-term growth rate would need to decrease by 1% with a corresponding increase in the discount rate of over 200 basis points.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. We have taken into consideration the current trends in our market capitalization and the current book value of our equity in relation to fair values arrived at in our fiscal 2009 goodwill impairment analysis, including the implied control premium, and have deemed the result to be reasonable.

During fiscal 2008 and 2007 we performed our annual impairment test of goodwill during the fourth quarter based on conditions as of the end of our third quarter in accordance with ASC 350, and determined that no impairment was necessary based on the conditions at that time.

Changes in the net carrying amount of goodwill were as follows:

	Food Distribution	Military	Retail	Total
	(In thousands)

Goodwill as of December 29, 2007	$121,863	$25,754	$67,557	$215,174
Acquisition of retail stores	—	—	3,240	3,240
Goodwill as of January 3, 2009	121,863	25,754	70,797	218,414
Retail store closures	—	—	(942)	(942)
Retail goodwill impairment	—	—	(50,927)	(50,927)

Goodwill as of January 2, 2010	$121,863	$25,754	$18,928	$166,545

Customer contracts & relationships intangibles were as follows (in thousands):

	January 2, 2010			Estimated
	Gross	Accum.	Net Carrying	Life
	Carrying Value	Amort.	Amount	(years)

Customer contracts and relationships	$42,798	$(21,736)	$21,062	10-20

	January 3, 2009			Estimated
	Gross	Accum.	Net Carrying	Life
	Carrying Value	Amort.	Amount	(years)

Customer contracts and relationships	$43,082	$(18,320)	$24,762	5-20

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	January 2, 2010			Estimated
	Gross	Accum.	Net Carrying	Life
	Carrying Value	Amort.	Amount	(years)

Franchise agreements	$2,754	$(1,410)	$1,344	5-25
Non-compete agreements	696	(453)	243	4-10

	January 3, 2009			Estimated
	Gross	Accum.	Net Carrying	Life
	Carrying Value	Amort.	Amount	(years)

Franchise agreements	$2,739	$(1,291)	$1,448	5-25
Non-compete agreements	416	(360)	56	5-7

Aggregate amortization expense recognized for fiscal 2009, 2008 and 2007 was $4.4 million, $4.0 million and $4.4 million, respectively. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $3.6 million, $2.9 million, $2.6 million, $2.2 million and $2.0 million for fiscal years 2010 through 2014, respectively.

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

We utilize the liability method of accounting for income taxes as set forth in ASC Topic 740 (originally issued as SFAS 109, “Accounting for Income Taxes”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse or are settled. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.

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

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. We recognize potential accrued interest and penalties related to the unrecognized tax benefits in income tax expense.

Financial Instruments

We account for derivative financial instruments pursuant to ASC Topic 815 (“ASC 815”, originally issued as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). ASC 815 requires

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.

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

Share-based compensation

Our results of operations reflect compensation expense for newly issued stock options and other forms of share-based compensation granted under our stock incentive plans, for the unvested portion of previously issued stock options and other forms of share-based compensation granted, and for our employee stock purchase plan. We estimate the fair value of share-based payment awards on the date of the grant. We use the grant date closing price per share of Nash Finch common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to our long-term incentive plan (LTIP). We use the Black-Scholes option-pricing model to estimate the fair value of stock options and a lattice model to estimate the fair value of stock appreciation rights (SARs) which contain certain market conditions. For all types of awards, the value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.

Comprehensive Income

We report comprehensive income in accordance with ASC Topic 220 (originally issued as SFAS No. 130, “Reporting Comprehensive Income”). Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings such as minimum pension liability adjustments and unrealized gains or losses on hedging instruments, but rather are recorded directly in the consolidated statements of stockholders’ equity.

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

In December 2007, the FASB amended ASC Topic 805 (“ASC 805”, originally issued as SFAS No. 141R, “Business Combinations”). This standard establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effects of the business combination. ASC 805 is effective for fiscal years beginning on or after December 15, 2008. Effective January 4, 2009, we adopted the provisions of ASC 805. Please see Footnote 2 — “Acquisition”.

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

(2)	Acquisition

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

Effective January 4, 2009, the Company adopted the provisions of ASC Topic 805 (“ASC 805”, originally issued as SFAS No. 141R, “Business Combinations”). ASC 805 defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.

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

The fair value of the net identifiable assets acquired and liabilities assumed of $84.8 million exceeded the purchase price of $78.1 million. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $6.7 million (net of tax) in fiscal 2009 associated with the acquisition of the Business. The gain is included in the line item “Gain on acquisition of a business” in the Consolidated Statement of Income.

A contingency of $0.3 million is included in the other long-term liabilities account in the table above related to a payment the Company would be required to make in the event a purchase option is not exercised associated with the lease of the Pensacola, FL facility prior to October 10, 2010. The Company has determined the range of the potential loss on the contingency is zero to $1.0 million and the acquisition date fair value of the contingency is $0.3 million based upon a probability-weighted discounted cash flow valuation technique. As of January 2, 2010, there were no changes in the recognized amounts or range of outcomes associated with this contingency.

The Company has recognized acquisition and integration costs of $2.8 million during fiscal 2009.

Sales of the Business included in the Consolidated Statement of Income for fiscal 2009 were $683.3 million. Although the Company has made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company’s military segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business will have on the Company’s net earnings during fiscal 2009. However, please refer to “Note 19-Segment Reporting” for a comparison of military segment sales and profits for fiscal years 2009, 2008 and 2007.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental pro forma financial information

The unaudited pro forma financial information in the table below combines the historical results for the Company and the historical results for the Business for the 52 and 53 weeks ended January 2, 2010 and January 3, 2009. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

	52 Weeks Ended	53 Weeks Ended
	January 2,	January 3,
	2010	2009
	(In thousands, except per share data)

Total revenues	$5,274,945	5,348,799
Net earnings	2,944	36,096
Basic earnings per share	0.23	2.80
Diluted earnings per share	0.22	2.74

(3)	Change in Accounting Principle

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

The following table represents the Company’s initial measurement of the convertible debt as of March 15, 2005 and its retrospective measurement under ASC 470-20:

	Measurement under	Initial
	ASC 470-20	Measurement
	3/15/2005	3/15/2005	Change
	(In millions)

Other assets	$3.6	4.9	(1.3	)(a)
Long-term debt	110.8	150.1	(39.3	)(b)
Deferred tax liability, net	14.8	—	14.8	(c)
Additional paid-in capital	23.2	—	23.2	(d)

(a)	Other assets represents the deferred financing cost asset related to the debt issuance. The $1.3 million change represents the portion of the costs allocated to equity in the additional paid-in capital account under ASC 470-20.

(b)	The $39.3 million change in the carrying value of long-term debt represents the difference between the fair value of the long-term debt under ASC 470-20 and the proceeds received upon issuance of the convertible notes, which is allocated to equity.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	The Company’s tax basis in the long-term debt and deferred financing cost asset are $39.3 million and $1.3 million higher than their book basis, resulting in a $14.8 million net deferred tax liability.

(d)	The $23.2 million change in equity in the additional paid-in capital account represent the following:

(In millions)

Long-term debt reclassified to equity	$39.3
Deferred financing costs reclassified to equity	(1.3)
Deferred tax liability	(14.8)
Total additional paid-in capital impact	23.2

The following tables represent the retrospective accounting impact the adoption of ASC 470-20 had on the Company’s Consolidated Statement of Income and Consolidated Balance Sheet for prior year periods presented in this report:

	Consolidated Statement of Income
	Fiscal 2008		Fiscal 2007
	53 Weeks Ended		52 Weeks Ended
	January 3,		December 29,
	2009		2007
	As	As	As	As
	Adjusted	Reported	Adjusted	Reported
	(In thousands, except EPS data)

Interest expense	$26,466	21,523	$28,088	23,581
Income tax expense	20,646	22,574	16,984	18,742
Net earnings	33,145	36,160	36,031	38,780
Basic EPS	2.57	2.81	2.67	2.88
Diluted EPS	2.52	2.75	2.64	2.84

	Consolidated Balance Sheet
	Fiscal 2008		Fiscal 2007
	January 3,		December 29,
	2009		2007
	As	As	As	As
	Adjusted	Reported	Adjusted	Reported
	(In thousands)

Other assets	$11,591	13,997	$7,856	9,971
Long-term debt	222,774	246,441	250,125	278,443
Deferred tax liability, net	22,233	13,940	17,446	7,227
Additional paid-in capital	98,048	74,836	84,657	61,446
Retained earnings	268,562	278,804	244,915	252,142
Total stockholders’ equity	349,020	336,050	331,600	315,616

(4)	Vendor Allowances and Credits

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(5)	Special Charges

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

During fiscal 2009 and 2008, no special charges or reversal of previous charges were recognized.

Following is a summary of the activity in the 2004 reserve established for store dispositions:

	Write-Down	Write-Down			Other
	of Tangible	of Intangible	Lease		Exit
	Assets	Assets	Commitments	Severance	Costs	Total
	(In thousands)

Initial accrual	$20,596	$1,072	$14,129	$109	$588	$36,494
Change in estimates	889	—	(2,493)	(23)	—	(1,627)
Used in 2004	(21,485)	(1,072)	(2,162)	(86)	(361)	(25,166)

Balance at January 1, 2005	—	—	9,474	—	227	9,701
Change in estimates	(1,531)	—	235	—	—	(1,296)
Used in 2005	1,531	—	(2,026)	—	(55)	(550)

Balance at December 31, 2005	—	—	7,683	—	172	7,855
Change in estimates	5,516	—	737	—	—	6,253
Used in 2006	(5,516)	—	(2,087)	—	(76)	(7,679)

Balance at December 30, 2006	—	—	6,333	—	96	6,429
Change in estimates	—	—	(1,282)	—	—	(1,282)
Used in 2007	—	—	(947)	—	(1)	(948)

Balance at December 29, 2007	—	—	4,104	—	95	4,199
Change in estimates	—	—	—	—	—	—
Used in 2008	—	—	(855)	—	—	(855)

Balance at January 3, 2009	—	—	3,249	—	95	3,344
Change in estimates	—	—	—	—	—	—
Used in 2009	—	—	(923)	—	(2)	(925)

Balance at January 3, 2009	$—	$—	$2,326	$—	$93	$2,419

2009 Special Charge

In fiscal 2009, we recorded a special charge of $6.0 million due to an asset impairment in our food distribution segment. The charge was comprised of the write-downs of $5.5 million of leasehold improvements and $0.5 million of fixtures and equipment.

(6)	Long-Lived Asset Impairment Charges

Impairment charges of $8.5 million, $2.6 million and $1.9 million were recorded for long-lived asset impairments in fiscal 2009, 2008 and 2007, respectively. The impairment charges primarily related to six retail stores and one food distribution center in 2009, eight retail stores in 2008 and seven retail stores in fiscal 2007 that were impaired as a result of increased competition within the stores’ respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with ASC 360-10-35.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal 2009 and 2008 are comprised of the following components:

	2009	2008
	(In thousands)

Customer notes receivable, current	$7,227	$8,434
Customer accounts receivable	229,884	160,202
Other receivables	18,769	22,101
Allowance for doubtful accounts	(5,113)	(4,794)
Net current accounts and notes receivable	$250,767	$185,943

Long-term customer notes receivable	$23,917	$29,090
Allowance for doubtful accounts	(574)	(737)

Net long-term notes receivable	$23,343	$28,353

Operating results include bad debt expense of $1.4 million in fiscal 2009, the reversal of bad debt expense of $1.3 million during fiscal 2008 and bad debt expense of $1.2 million during fiscal 2007.

(8)	Long-term Debt and Bank Credit Facilities

Long-term debt at the end of the fiscal 2009 and 2008 is summarized as follows:

	2009	2008
	(In thousands)

Asset-backed credit agreement:
Revolving credit	$124,100	93,600
Senior subordinated convertible debt, 3.50% due in 2035	131,364	126,420
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	2,365	2,875
Notes payable and mortgage notes, 7.95% due in various installments through 2013	388	474

Total debt	258,217	223,369
Less current maturities	(627)	(595)

Long-term debt	$257,590	222,774

Asset-backed Credit Agreement

On April 11, 2008, we entered into our credit agreement which is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 2.00% and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. At January 2,

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010, $203.3 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

Senior Subordinated Convertible Debt

To finance a portion of the acquisition from Roundy’s, which consisted primarily of our Lima and Westville distribution centers, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a private placement completed on March 15, 2005. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility.

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

The notes will be convertible at the option of the holder only upon the occurrence of certain events summarized as follows:

(1) if the closing price of our stock reaches a specified threshold (currently $63.35) for a specified period of time,

(2) if the notes are called for redemption,

(3) if specified corporate transactions or distributions to the holders of our common stock occur,

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) if a change in control occurs or,

(5) during the ten trading days prior to, but not on, the maturity date.

Upon conversion by the holder, the notes convert at an adjusted conversion rate of 9.5652 shares (initially 9.3120 shares) of our common stock per $1,000 Note (equal to an adjusted conversion price of approximately $48.73 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value (or residual value shares), if any, in cash, stock or both, at our option. The conversion rate is adjusted upon certain dilutive events as described in the indenture, but in no event shall the conversion rate exceed 12.7109 shares per $1,000 Note. The number of residual value shares cannot exceed 7.1469 shares per $1,000 Note.

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

Industrial Development Bonds and Mortgages

At January 2, 2010, land in the amount of $1.4 million and buildings and other assets with a depreciated cost of approximately $3.2 million are pledged to secure obligations under issues of industrial development bonds and mortgages.

Maturities of Long-term Debt

Aggregate annual maturities of long-term debt for the five fiscal years after January 2, 2010, are as follows (in thousands):

2010	$627
2011	670
2012	704
2013	124,812
2014	40
Thereafter	131,364

Total	$258,217

Interest paid was $17.8 million, $18.7 million and $22.0 million in fiscal 2009, 2008 and 2007, respectively.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Derivative Instruments

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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. Deferred gains and losses are amortized as an adjustment to expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with ASC 815 in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

As of January 2, 2010, we had two outstanding interest rate swap agreements with notional amounts totaling $35.0 million. The notional amounts of the two outstanding swaps are reduced as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate

20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate

15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%

Interest rate swap agreements outstanding at January 2, 2010 and January 3, 2009 and their fair values are summarized as follows:

January 2,
(In thousands, except percentages)	2010

Notional amount (pay fixed/receive variable)	$35,000
Fair value liability	(1,132)
Average receive rate for effective swaps	2.6%
Average pay rate for effective swaps	3.4%

January 3,
(In thousands, except percentages)	2009

Notional amount (pay fixed/receive variable)	$52,500
Fair value liability	(1,911)
Average receive rate for effective swaps	2.6%
Average pay rate for effective swaps	3.4%

From time-to-time we use commodity swap agreements to reduce price risk associated with anticipated purchases of diesel fuel. The agreements call for an exchange of payments with us making payments based on fixed price per gallon and receiving payments based on floating prices, without an exchange of the underlying

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commodity amount upon which the payments are made. Resulting gains and losses on the fair market value of the commodity swap agreement are immediately recognized as income or expense.

As of January 2, 2010, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during fiscal 2008 expired during the first quarter and was settled for fair market value. Pre-tax gains of $0.4 million were recorded as a reduction to cost of sales during fiscal 2007.

In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into a fixed price fuel supply agreements to support our food distribution segment. On January 1, 2009, we entered into an agreement which required us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement was for one year and expired on December 31, 2009. During fiscal 2007 and 2008 we had a fixed price fuel supply agreement which required us to purchase a total of 168,000 gallons of diesel fuel per month at prices ranging from $2.28 to $2.49 per gallon. The term of the agreement began on February 1, 2007, and expired on December 31, 2007. These fixed price fuel agreements qualified and were designated under the “normal purchase” exception under ASC 815, therefore the fuel purchases under these contracts are expensed as incurred as an increase to cost of sales.

(10)	Income Taxes

Total income tax expense is allocated as follows:

	2009	2008	2007
	(In thousands)

Income tax expense from continuing operations	$20,972	$20,646	$16,984

Income tax expense from continuing operations is made up of the following components:

	2009	2008	2007
	(In thousands)

Current:
Federal	$27,382	$12,414	$(493)
State	3,231	1,656	337
Tax credits	(268)	(130)	(97)
Deferred:
Federal	(8,271)	6,284	15,865
State	(1,102)	422	1,372

Total	$20,972	$20,646	$16,984

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	4.7%	4.0%	3.9%
Non-deductible goodwill	73.6%	0.0%	0.0%
Change in tax contingencies	4.4%	1.1%	(5.1)%
Gain on litigation settlement	(12.7)%	0.0%	0.0%
Gain on acquisition of a business	(11.2)%	0.0%	0.0%
Federal refund claim	(6.8)%	0.0%	0.0%
Other net	1.3%	(1.7)%	(1.8)%

Effective tax rate	88.3%	38.4%	32.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 2,	January 3,
	2010	2009
	(In thousands)

Deferred tax assets:
Compensation related accruals	$16,812	$12,528
Reserve for bad debts	2,264	2,200
Reserve for store shutdown and special charges	1,438	1,671
Workers compensation accruals	3,243	3,243
Pension accruals	6,540	6,347
Reserve for future rents	3,608	3,123
Other	3,216	3,928

Total deferred tax assets	37,121	33,040

Deferred tax liabilities:
Property, plant and equipment	5,120	5,431
Intangible assets	17,337	16,727
Inventories	8,263	11,571
Convertible debt interest	21,296	19,678
Other	2,060	1,448

Total deferred tax liabilities	54,075	54,855

Net deferred tax asset (liability)	$(16,954)	$(21,815)

Our income tax expense from continuing operations was $21.0 million, $20.6 million and $17.0 million for fiscal years 2009, 2008 and 2007, respectively. The income tax rate from continuing operations for fiscal 2009 was 88.3% compared to 38.4% for fiscal 2008 and 32.0% for fiscal 2007. The effective income tax rate for fiscal 2009, 2008 and 2007 represented income tax expense incurred on pre-tax income from continuing operations. The effective tax rate for fiscal 2009 was impacted by the reversal of previously unrecognized tax benefits of $0.2 million, the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions, a refund on a claim made with the Internal Revenue Service of $1.7 million, the

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation settlement related to Roundy’s of $3.0 million, the gain on the acquisition of the GSC assets of $2.7 million, non deductible goodwill charges of $17.2 million and an increase in reserves of $2.7 million.

Net income taxes paid were $22.4 million, $0.8 million, and $12.1 million during fiscal 2009, 2008 and 2007, respectively. Income tax benefits recognized through stockholders’ equity were $0.0 million, $0.6 million, and $0.9 million during fiscal years 2009, 2008 and 2007, respectively, as compensation expense for tax purposes were in excess of amounts recognized for financial reporting purposes.

At January 2, 2010, the total amount of unrecognized tax benefits was $11.9 million compared to $9.4 million at January 3, 2009. The net increase in unrecognized tax benefits of $2.5 million since January 3, 2009 was comprised of the following: $0.2 million due to a decrease in the unrecognized tax benefits relating the expiration of the applicable statutes of limitation and $2.7 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period. The net reduction in unrecognized tax benefits of $0.2 million during the year ended January 3, 2009, was comprised of the following: $2.6 million due to the reduction of unrecognized tax benefits relating to prior period tax positions and $2.8 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period.

The following table summarizes the activity related to our unrecognized tax benefits:

($ in thousands)

Unrecognized tax benefits — opening balance at 1/04/09	$9,438
Increases related to current year tax period	2,706
Lapse of statute of limitations	(239)

Unrecognized tax benefits — ending balance 1/02/10	$11,905

($ in thousands)

Unrecognized tax benefits — opening balance at 12/30/07	$9,281
Increases related to current year tax period	2,740
Decreases related to prior year tax periods	(2,583)

Unrecognized tax benefits — ending balance 1/03/09	$9,438

The total amount of tax benefits that if recognized would impact the effective tax rate was $4.1 million at January 2, 2010 and $3.3 million at January 3, 2009. The accrual for potential penalties and interest related to unrecognized tax benefits increased by $0.2 million in 2009, and in total, as of January 2, 2010, is $2.2 million. The accrual for potential penalties and interest related to unrecognized tax benefits did not materially change in fiscal 2008.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2004 and prior.

(11)	Share-based Compensation Plans

We account for share-based compensation awards in accordance with the provisions of ASC Topic 718 (“ASC 718”, originally issued as SFAS No. 123(R), “Share-Based Payment — Revised”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our consolidated statements of income for fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007, included

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of ASC 718. Share-based compensation expense recognized in the consolidated statements of income for years ended January 2, 2010, January 3, 2009 and December 29, 2007, was based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.

Share-based compensation recognized under ASC 718 for the year ended January 2, 2010, was $9.1 million. Share-based compensation was $8.8 million during 2008 and $7.8 million in fiscal 2007. Share-based compensation amounts are included in selling, general & administrative expense lines of our consolidated statements of income.

We have four equity compensation plans under which incentive performance units, stock appreciation rights and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. These plans include the 2009 Incentive Award Plan (“2009 Plan”), the 2000 Stock Incentive Plan (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan. The 1995 Director Stock Option Plan was terminated as of December 27, 2004, and participation in the 1997 Non-Employee Director Stock Compensation Plan was frozen as of December 31, 2004. No additional awards can be granted under the 2000 stock incentive program effective May 20, 2009, the date our Shareholder’s approved the 2009 plan.

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

Under the 2000 Plan, employees, non-employee directors, consultants and independent contractors were awarded incentive or non-qualified stock options, shares of restricted stock, stock appreciation rights or performance units.

Awards to non-employee directors under the 2000 Plan began in 2004 and ended in May 2008 and have taken the form of restricted stock units (“RSUs”) that are granted annually to each non-employee director as part of his or her annual compensation for service as a director. The number of such units awarded to each director in 2008 was determined by dividing $45,000 by the fair market value of a share of our common stock on the date of grant. Each of these units vest six months after issuance and will entitle a director to receive one share of our common stock six months after the director’s service on our Board ends.

The 2009 Plan permits the grant of stock options, restricted stock, restricted stock units, deferred stock, stock payments, stock appreciation rights, performance awards and other stock or cash awards to employees and/or other individuals who perform services for the Company and its Subsidiaries.

Prior to 2005, the Company granted stock options to employees and non-employee directors. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes single option pricing model. Expected volatilities were based upon historical volatility of our common stock which was believed to be representative of future stock volatility. We used historical data to estimate the amount of option exercises and terminations with the valuation model primarily based on the vesting period of the option grant. The expected term of options granted was based upon historical employee behavior and the vesting period of the option grant. The risk-free interest rates were based on the U.S. Treasury yield curve in effect at the time of grant. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our employee stock options.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation.

No options were granted during the years ended January 2, 2010, January 3, 2009 or December 29, 2007 and no options were outstanding as of January 2, 2010.

Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), RSUs and Stock Appreciation Rights (SARS).

Performance units pursuant to our LTIP were granted during each of fiscal years 2005 through 2009 under the 2000 Plan. These units vest at the end of a three-year performance period. The 2005 plan provided for payout in shares of our common stock or cash, or a combination of both, at the election of the participant, and therefore was accounted for as a liability award in accordance with SFAS 123(R). All units under the 2005 plan were settled in shares of our common stock during the second quarter 2008. The payout for units granted in 2005 was determined by comparing our growth in “Consolidated EBITDA” (defined as net income, adjusted by (i) adding thereto interest expense, provision for income taxes, depreciation and amortization expense, and other non-cash charges that were deducted in computing net income for the period; (ii) excluding the amount of any extraordinary gains or losses and gains or losses from sales of assets other than inventory in the ordinary course of business; and (iii) subtracting cash payments made during the period with respect to non-cash charges incurred in a previous period) and return on net assets (“RONA”) (defined as net income divided by the sum of net fixed assets plus the difference between current assets and current liabilities) during the performance period to the growth in those measures over the same period experienced by the companies in a peer group selected by us.

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

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Committee made the following additional amendments to those plans at its February 2008 meeting; (1) removing the plan participant’s option to receive payout of the award in cash; instead requiring that all awards be paid in stock; and (2) automatically deferring settlement of stock payouts to senior vice presidents, executive vice presidents and the CEO until 30 days following termination of their employment or until six months after termination of their employment if they are determined to be “specified employees” under 409A(a)(2)(B)(i) of the Internal Revenue Code of 1986. The above modifications resulted in replacement of the previously outstanding liability awards with equity awards as defined by ASC 718. Therefore, the total expense recognized over the remaining service (vesting) period of the awards will equal the grant date fair value times number of shares that ultimately vest. The Company estimates expected forfeitures in determining the compensation expense recorded each period. The Company recorded nil and $0.1 million of incremental compensation cost during fiscal 2009 and 2008, respectively, as a result of modifying the 2006 and 2007 LTIP awards. The incremental compensation cost is attributable to a small increase in the number of units issued as replacement for the original 2006 units due to the effect of a lower market price per share on the calculation of the targeted payout. The modification of the 2006 awards had no impact on the Company’s ranking versus its peers on the applicable performance metrics and resulting payout adjustment factor. As of January 2, 2010 and January 3, 2009 the modification of the performance metrics had no impact on the expected payout under the 2007 plan.

During 2008, 119,821 units were granted pursuant to our 2008 LTIP. Depending on our ranking on compound annual growth rate for Consolidated EBITDA among the companies in the peer group and our free cash flow return on net assets performance against targets established by the Committee for the 2008 awards, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense equal to the grant date fair value (for shares expected to vest) is recorded over the three-year vesting period.

During 2009, 108,696 units were granted pursuant to our 2009 LTIP. Depending on a comparison of the Company’s cumulative three-year actual EBITDA results to the cumulative three-year strategic plan EBITDA targets and the Company’s ranking on absolute return on net assets and compound annual growth rate for

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.

All units under the 2006 LTIP plan were settled during the second quarter 2009 for approximately 90,000 shares of our common stock of which approximately 15,000 shares, net of tax withholding of approximately 8,000 shares, were paid out of treasury stock during the second quarter 2009 and the remaining 67,000 shares deferred to future periods at the election of the recipients.

102,133 units outstanding under the 2007 LTIP vested on January 2, 2010 and are expected to be settled in the second quarter 2010 upon final comparison of the Company’s results to those reported by its peers. The Company currently estimates that it will settle the 2007 units for approximately 182,000 shares of common stock, of which approximately 138,000 shares will be deferred by the recipients as provided in the plan.

We also maintained the 1999 Employee Stock Purchase Plan under which our employees could purchase shares of our common stock at the end of each six-month offering period at a price equal to 85% of the lesser of the fair market value of a share of our common stock at the beginning or end of such offering period. Employees purchased 18,456 in fiscal 2007 under this plan. Compensation expense related to this plan of $0.2 million was recognized in 2007. This plan was terminated effective January 1, 2008.

During fiscal years 2006 through 2009, RSUs were awarded to certain executives of the Company. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents. Compensation cost, net of projected forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. In addition to the time vesting criteria, awards granted in 2008 and 2009 to two of the Company’s executives include performance vesting conditions. The Company records expense for such awards over the service vesting period if the Company anticipates the performance vesting conditions will be satisfied.

On February 27, 2007, Mr. Covington was granted a total of 152,500 RSUs under the Company’s 2000 Stock Incentive Plan. The new RSU grant replaced a previous grant of 100,000 performance units awarded to Mr. Covington when he joined the Company in 2006. The previous 100,000 unit grant has been cancelled. The new grant delivers additional equity in lieu of the cash “tax gross up” payment included in the previous award; therefore no cash outlay will be required by the Company. Vesting of the new RSU grant to Mr. Covington will occur over a four year period, assuming Mr. Covington’s continued employment with Nash Finch. However, Mr. Covington will not receive the stock until six months after the termination of his employment, whenever that may occur. At the date of the modification, the Company deemed it improbable that the performance vesting conditions of the original awards would be achieved and therefore was not accruing compensation expense related to the original grant. Accordingly, the replacement of the previous grant had no immediate financial impact but resulted in incremental compensation cost in periods subsequent the modification due to the expectation that the replacement awards will vest. As of January 2, 2010, the Company has recognized cumulative compensation expense related to the modified awards of $3.5 million versus $1.8 million that would have been recorded for the original awards based on actual and forecast performance relative to the performance vesting conditions. The Company expects to record total compensation $4.7 million for the replacement awards over the 4-year vesting period compared with $2.1 million for the original awards.

On December 17, 2008, in connection with the Company’s announcement of its planned acquisition of certain military distribution assets of GSC Enterprises, Inc. (GSC) as discussed in Note 2 — Acquisition , eight executives of the Company were granted a total of 267,345 stock appreciation rights (SARs) with a per share price of $38.44. The SARs are eligible to become vested during the 36 month period commencing on

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing of the acquisition of the GSC assets which was January 31, 2009. The SARs will vest on the first business day during the vesting period that follows the date on which the closing prices on NASDAQ for a share of Nash Finch common stock for the previous 90 market days is at least $55.00 or a change in control occurs following the six month anniversary of the grant date or termination of the executive’s employment due to death or disability. Upon vesting and exercise, the Company will award the executive a number of shares of restricted stock equal to (a) the product of (i) the number of shares with respect to which the SAR is exercised and (ii) the excess, if any, of (x) the fair market value per share of common stock on the date of exercise over (y) the base price per share relating to such SAR, divided by (b) the fair market value of a share of common stock on the date such SAR is exercised. The restricted stock shall vest on the first anniversary of the date of exercise so long as the executive remains continuously employed with the Company.

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

The following assumptions were used to determine the fair value of SARs during fiscal 2008:

Assumptions — SARs Valuation	2008

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years

The following tables summarize activity in our share-based compensation plans during the fiscal year ended January 2, 2010:

		Weighted Average
	Stock Option	Option Price per	Intrinsic
	Shares	Share	Value
	(In thousands, except per share amounts)

Outstanding at January 3, 2009	18.0	$30.56
Granted	—
Exercised/restrictions lapsed	(8.0)
Forfeited/cancelled	(10.0)

Outstanding at January 2, 2010	—	—	$—

Shares expected to vest	—	$—	$—

Exercisable/unrestricted at January 3, 2009	18.0	$30.56	$276.9

Exercisable/unrestricted at January 2, 2010	—	$—	$—

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted		Weighted
	Service	Average	Performance	Average
	Based	Remaining	Based Grants	Remaining
	Grants	Restriction/	(LTIP &	Restriction/
	(Board Units	Vesting	Performance	Vesting
	and RSUs)	Period	RSUs)	Period
	(In thousands, except per share amounts)

Outstanding at January 3, 2009	580.6	1.4	348.4	1.2
Granted	28.0		127.0
Exercised/units settled*	(1.8)		(109.2)
Forfeited/cancelled	—		(26.6)

Outstanding at January 2, 2010	606.8	1.0	339.6	1.2

Shares expected to vest**	586.0	1.6	200.3	1.2

Exercisable/unrestricted at January 3, 2009	191.3		109.2

Exercisable/unrestricted at January 2, 2010	273.6		102.1

*	The “exercised/units settled” amount above under Performance Based Grants (LTIP & Performance RSUs) represents 2006 LTIP units which vested on January 3, 2009 and were settled during the second quarter 2009 for 90,221 shares of Nash Finch stock, of which 67,343 were deferred by executives as provided in the plan. The amount excludes executive RSUs which vested during the year but are deferred until termination of employment with the Company as provided in the plan. Such units are included in the “vested/restrictions lapsed” line in the table below.

	Stock	Weighted Average
	Appreciation	Base/Exercise
	Rights	Price Per SAR
(In thousands, except per share amounts)

Outstanding at January 3, 2009	267.3	$38.44
Granted	—
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at January 2, 2010	267.3	38.44

Shares expected to vest**	240.6	38.44

Exercisable/unrestricted at January 3, 2009	—

Exercisable/unrestricted at January 2, 2010	—

**	The “shares expected to vest” in the above tables represent the following: For all grants, gross units outstanding less management’s estimate of forfeitures due to termination of employment prior to vesting. For RSUs under “Performance Based Grants” that include a performance vesting condition based on a Nash Finch specific internal target, the number of shares expected to be paid based on management’s current expectation of achieving the target. Note that the shares expected to vest for LTIP does not include an estimate of the adjustment factor upon settlement which is partially dependent on external factors (the

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s results on plan performance metrics versus its peer group). Note that shares expected to vest for SARs does not factor probability of achieving the market condition required for vesting.

The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $33.35, $37.35 and $32.86 during fiscal years 2009, 2008 and 2007, respectively. The weighted-average grant-date fair value of equity based SARs granted during 2008 was $8.44 per SAR.

The following tables present the non-vested equity awards, including options, restricted stock/performance units including LTIP and stock appreciation rights.

			Performance	Weighted
	Service Based	Weighted	Based Grants	Average Fair
	Grants (Board	Average Fair	(LTIP &	Value at
	Units and	Value at Date	Performance	Date of
	RSUs)	of Grant	RSUs)	Grant
	(In thousands, except per share amounts)

Non-vested at January 3, 2009	389.2	$29.19	239.2	$37.25
Granted	28.0		127.0
Vested/restrictions lapsed	(84.0)		(102.1)
Forfeited/cancelled	—		(26.6)

Non-vested at January 2, 2010	333.2	$29.39	237.5	$36.32

	Stock	Weighted Average
	Appreciation	Fair Value at Date
	Rights	of Grant
(In thousands, except per share amounts)

Non-vested at January 3, 2009	267.3	$8.44
Granted	—	—
Vested/restrictions lapsed	—	—
Forfeited/cancelled	—	—

Non-vested at January 2, 2010	267.3	$8.44

The total grant date fair value of stock options that vested during the year was nil for 2009 and $0.1 million for each of fiscal 2008 and 2007. The aggregate intrinsic value of stock options exercised was approximately $42,000, $0.3 million and $1.1 million during fiscal 2009, 2008 and 2007, respectively. The total grant date fair value for all other share-based awards that vested during the year was $6.2 million, $6.7 million and $1.7 million for fiscal 2009, 2008 and 2007, respectively. The value of share-based liability awards paid during 2008 was $0.8 million related to settlement of units outstanding for 2005 LTIP grants. No liability awards were settled during fiscal 2009 or 2007. As of January 2, 2010, the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was nil for stock options, $4.2 million for service based awards, $1.8 million for performance based awards and $1.4 million for stock appreciation rights. The costs are expected to be recognized over a weighted-average period of 1.6 years for the service based awards, 1.2 years for the performance based awards and 2.5 years for stock appreciation rights.

Cash received from employees resulting from our share-based compensation plans was $0.2 million, $0.6 million and $2.5 million for the fiscal 2009, 2008 and 2007, respectively. The Company had a net tax deficiency of $0.1 million during 2009 recognized as a reduction of paid-in-capital. The actual tax benefit

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realized for the tax deductions from share-based compensation plans was $0.7 million and $1.0 million for the fiscal years 2008 and 2007, respectively.

(12)	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for continuing operations:

	2009	2008	2007
	(In thousands, except per share amounts)

Numerator:
Earnings from continuing operations	$2,778	$33,145	$36,031

Denominator:
Denominator for basic earnings per share (weighted-average shares)	13,007	12,886	13,479
Effect of dilutive options and awards	371	275	163

Denominator for diluted earnings per share (adjusted weighted-average shares)	13,378	13,161	13,642

Basic earnings (loss) per share from continuing operations	$0.21	$2.57	$2.67

Diluted earnings (loss) per share from continuing operations	$0.21	$2.52	$2.64

Weighted-average anti-dilutive options excluded from calculation	—	—	23

Certain options were excluded from the diluted earnings per share calculation because the exercise price was greater than the market price of the stock or there was a loss from continuing operations and would have been anti-dilutive under the treasury stock method.

The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.5652 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of the notes (equal to an adjusted conversion price of approximately $48.73 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value.

Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan were settled in shares of common stock during the second quarter 2008. During fiscal 2009, performance units granted under the 2006 LTIP Plan were settled in shares of common stock. Other performance units and RSUs granted during 2007, 2008 and 2009 pursuant to the 2000 Plan will pay out in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260 (originally issued as SFAS No. 128, “Earnings per Share”). Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. Shares related

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the LTIP and shares related to RSUs that are included under “effect of dilutive options and awards” in the calculation of diluted EPS are as follows:

	2009	2008	2007
	(In thousands)

LTIP	211	121	28
RSUs	160	150	127

(13)	Leases

A substantial portion of our store and warehouse properties are leased. The following table summarizes assets under capitalized leases:

	2009	2008
	(In thousands)

Building and improvements	$46,665	$30,819
Less accumulated amortization	(26,015)	(24,851)

Net assets under capitalized leases	$20,650	$5,968

Total future minimum sublease rents receivable related to operating and capital lease obligations as of January 2, 2010, are $26.4 million and $8.2 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At January 2, 2010, our future minimum rental payments under non-cancelable leases (including properties that have been subleased) are as follows:

	Operating	Capital
	Leases	Leases
	(In thousands)

2010	$21,591	$6,200
2011	18,149	4,873
2012	15,177	4,710
2013	10,466	4,097
2014	8,609	3,494
Thereafter	21,329	16,494

Total minimum lease payments	$95,321	$39,868

Less imputed interest (rates ranging from 8.3% to 24.6%)		14,616

Present value of net minimum lease payments		25,252
Less current maturities		(3,810)

Capitalized lease obligations		$21,442

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total rental expense under operating leases for fiscal 2009, 2008 and 2007 were as follows:

	2009	2008	2007
	(In thousands)

Total rentals	$41,318	$40,822	$40,457
Less: real estate taxes, insurance and other occupancy costs	(2,881)	(3,614)	(3,206)

Minimum rentals	38,437	37,208	37,251
Contingent rentals	(34)	(108)	(19)
Sublease rentals	(7,450)	(8,611)	(10,061)

	$30,953	$28,489	$27,171

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

(14)	Concentration of Credit Risk

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

As of January 2, 2010, we have guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $13.5 million. In the normal course of business, we also sublease and assign to third parties various leases. As of January 2, 2010, we estimate that the present value of our maximum potential obligation, net of reserves, with respect to the subleases to be approximately $24.9 million and assigned leases to be approximately $8.0 million.

During fiscal 2008 and 2007, we entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 (“ASC 460”, originally issued as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”). ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $10.3 million, which is included in the $13.5 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $1.1 million is included in the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC 460.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Fair Value of Financial Instruments

In September 2006, the FASB issued ASC Topic 820 (“ASC 820”, originally issued as SFAS No. 157, “Fair Value Measurements”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements. Effective January 1, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities recognized or disclosed on a recurring basis. Additionally, beginning in fiscal 2009, we now apply ASC 820 to financial and non-financial assets and liabilities.

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

Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of January 2, 2010, we have recorded a fair value liability of $1.1 million in relation to our outstanding interest rate swap agreements.

Other Financial Assets and Liabilities

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at January 2, 2010 and January 3, 2009. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of our long-term debt, including current maturities, was $255.0 million and $222.6 million at January 2, 2010 and January 3, 2009, respectively, utilizing discounted cash flows. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Non-Financial Assets

We account for the impairment of goodwill and the impairment of long-lived assets in accordance with ASC 350 and ASC 360-10-35, respectively. During fiscal 2009 we recognized a goodwill impairment of $50.9 million and during fiscal 2009, 2008 and 2007 we recognized asset impairments of $8.5 million, $2.6 million and $1.9 million, respectively. We utilize a discounted cash flow model and market approach that incorporate unobservable level 3 inputs to test for goodwill and long-lived asset impairments.

(16)	Commitments and Contingencies

Roundy’s Supermarkets, Inc. v. Nash Finch

On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s”) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million that Roundy’s

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 14, 2009, we entered into a settlement agreement with Roundy’s that fully resolves all claims brought in the lawsuit. Under the terms of the settlement agreement, both parties agreed to dismiss their claims against the other in exchange for a release of claims. Neither party was required to pay any money to the other. Subsequently, we have recorded a $7.6 million gain in fiscal 2009 which represent the reversal of the liability we had recorded in conjunction with the disputed APA purchase price adjustment.

Other

We are also engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

(17)	Long-Term Compensation Plans

We have a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Profit sharing contributions, determined by the Board of Directors, were made to a noncontributory profit sharing trust based on profit performance. Effective January 1, 2003, we added a match to the 401(k) feature of this plan, which was subsequently amended effective January 1, 2008, whereby we will make an annual matching contribution to each participant’s plan account. The fiscal 2009 annual matching contribution provides that we will match 100% of the participant’s contributions up to 3% of the participant’s eligible compensation for the year. In the event the participant’s contributions exceed 3% of their eligible compensation for the year, we will match 50% of the next 2% of the participant’s eligible compensation for the year. The contribution expense for our matching contributions to the 401(k) plan reduced dollar for dollar the profit sharing contributions that would otherwise have been made to the profit sharing plan. During fiscal 2009, the Company eliminated the discretionary component of the profit sharing plan but maintained the annual matching contribution. Total profit sharing expense (including the matching contribution) was $4.5 million, $7.9 million and $6.1 million for fiscal 2009, 2008 and 2007, respectively.

On January 1, 2000, we adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers. On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year. Benefits payable under the SERP typically vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages. In February 2007, our Board of Directors fully vested the SERP account of Alec C. Covington, our President and Chief Executive Officer. Compensation expense related to the plan was $0.9 million in fiscal 2009, $0.8 million in fiscal 2008 and $0.7 million in fiscal 2007.

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

During fiscal 2004, we created and funded a benefits protection trust to invest amounts deferred under these plans. The trust is a grantor trust and accounted for in accordance with ASC Subtopic 710-10-45 (originally issued as Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”). A benefits protection or rabbi trust holds assets that would be available to pay benefits under a deferred compensation plan if the settler of the trust, such as us, is unwilling to pay benefits for any reason other than bankruptcy or insolvency. The rabbi trust now holds corporate-owned life insurance which is intended to fund potential future obligations. Assets in the trust remain subject to the claims of our general creditors, and the investment in the rabbi trust is classified in “other assets” on our consolidated balance sheets.

(18)	Pension and Other Post-retirement Benefits

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

On December 30, 2006, we adopted the recognition and disclosure provisions of ASC Subtopic 715-20-65 (“ASC 715-20-65”, originally issued as SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”). ASC 715-20-65 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan and other post-retirement benefits in the December 30, 2006, statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of ASC Topic 715 (“ASC 715”, originally issued as SFAS No. 87, “Employer’s Accounting for Pensions”), all of which were previously netted against the plan’s funded status in our statement of financial position pursuant to the provisions of ASC 715. These amounts will be subsequently recognized as net periodic benefit cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of ASC 715-20-65.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income at January 2, 2010, consists of the following amounts that have not yet been recognized in net periodic benefit cost:

		Other Post-
		retirement
	Pension	Benefits	Total
	(In thousands)

Unrecognized prior service credits	$—	$(52)	$(52)
Unrecognized actuarial losses (gains)	16,687	(134)	16,553

Unrecognized net periodic benefit cost	16,687	(186)	16,501
Less deferred taxes	(6,508)	73	(6,435)

Total	$10,179	$(113)	$10,066

Accumulated other comprehensive income at January 3, 2009, consisted of the following amounts that had not yet been recognized in net periodic benefit cost:

		Other Post-
		retirement
	Pension	Benefits	Total
	(In thousands)

Unrecognized prior service credits	$—	$(133)	$(133)
Unrecognized actuarial losses (gains)	16,190	(137)	16,053

Unrecognized net periodic benefit cost	16,190	(270)	15,920
Less deferred taxes	(6,314)	105	(6,209)

Unrecognized net periodic benefit cost	$9,876	$(165)	$9,711

The prior service costs (credits) and actuarial losses (gains) included in other comprehensive income and expected to be recognized in net periodic cost during the fiscal year ended January 1, 2011 are as follows:

		Other Post-
		retirement
	Pension	Benefits
	(In thousands)

Unrecognized prior service (credits)	$—	$(30)
Unrecognized actuarial losses (gains)	1,401	(7)

Total	$1,401	$(37)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The following table sets forth the actuarial present value of benefit obligations and funded status of the curtailed pension plan and curtailed post-retirement benefits for the years ended.

	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008
	(In thousands)

Funded Status
Projected benefit obligation
Beginning of year	$(38,564)	$(39,037)	$(845)	$(894)
Interest cost	(2,327)	(2,252)	(48)	(46)
Participant contributions	—	—	(54)	(86)
Actuarial gain	(3,362)	(485)	3	25
Benefits paid	3,204	3,210	183	156

End of year	(41,049)	(38,564)	(761)	(845)

Fair value of plan assets
Beginning of year	28,659	35,380	—	—
Actual return on plan assets	3,284	(4,590)	—	—
Employer contributions	913	1,079	129	70
Participant contributions	—	—	54	86
Benefits paid	(3,204)	(3,210)	(183)	(156)

End of year	29,652	28,659	—	—

Funded status	(11,397)	(9,905)	(761)	(845)

Accumulated benefit obligation	$(41,049)	$(38,564)	$(761)	$(845)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In thousands)

Current liabilities	$—	$—	$(119)	$(160)
Non-current liabilities	(11,397)	(9,905)	(642)	(685)
Deferred taxes	6,508	6,314	(73)	(105)
Accumulated other comprehensive income (loss)	10,179	9,876	(113)	(165)

Net amount recognized	$5,290	$6,285	$(947)	$(1,115)

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost (income)

The aggregate costs for our retirement benefits included the following components:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
	(In thousands)

Interest cost	$2,327	$2,252	$2,340	$48	$47	$56
Expected return on plan assets	(1,790)	(2,410)	(2,307)	—	—	—
Amortization of prior service cost	—	(2)	(15)	(82)	(645)	(645)
Recognized actuarial loss (gain)	1,370	539	237	(5)	(2)	(7)

Net periodic benefit cost (gain)	$1,907	$379	$255	$(39)	$(600)	$(596)

Assumptions

Weighted-average assumptions used to determine benefit obligations at January 2, 2010 and January 3, 2009:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	5.60%	6.30%	5.60%	6.30%
Rate of compensation increase	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit cost for years ended January 2, 2010 and January 3, 2009:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	6.3%	6.0%	6.3%	6.0%
Expected return on plan assets	6.5%	7.0%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumed health care cost trend rates were as follows:

	January 2,	January 3,
	2010	2009

Current year trend rate	9.00%	10.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2014	2014

Assumed health care cost trend rates have an effect on the fiscal 2009 amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease

Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	6	(6)

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

Pension Plan Investment Policy, Strategy and Assets

Our investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The targeted allocation of assets is 30% Equity securities and 70% debt securities. The pension plan’s weighted-average asset allocation by asset category is as follows:

	January 2,	January 3,
	2010	2009

Equity securities	32%	27%
Debt securities	13%	18%
Guaranteed investment contract	55%	55%
Cash	0%	0%

Pension Plan Investment Valuation

Equity and debt securities consist of mutual funds which are public investment vehicles valued using the Net Asset Value (“NAV”) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in an active market and classified within level 1 of the fair value hierarchy of ASC 820.

The guaranteed investment contract is an immediate participation contract held with an insurance company that acts as custodian of the pension plan’s assets. The group annuity contract is stated at contract value as determined the custodian, which approximates fair value. We evaluate the general financial condition of the custodian as a component of validating whether the calculated contract value is an accurate approximation of fair value. The review of the general financial condition of the custodian is considered obtainable/observable through the review of readily available financial information the custodian is required to file with the Securities and Exchange Commission. The group annuity contract is classified within level 3 of the valuation hierarchy of ASC 820.

The following tables sets forth by level, within the fair value hierarchy of ASC 820, the plan’s assets at fair value as of January 2, 2010:

	Investments at Fair Value
	Level 1	Level 2	Level 3	Total
	(In thousands)

Equity securities	$9,682	$—	$—	$9,682
Debt securities	3,841	—	—	$3,841
Guaranteed investment contract	—	—	16,128	$16,128
Cash	1	—	—	$1

Total investments	$13,524	$—	$16,128	$29,652

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth a summary of changes in the fair value of the pension plan’s level 3 assets for the year ended January 2, 2010:

Guaranteed
Investment Contract
(In thousands)

Balance at 1/3/2009	$15,659
Interest income	975
Realized gains/(losses)	28
Purchases, sales, issuances and settlements (net)	(534)

Balance at 1/2/2010	$16,128

Estimated Future Benefits Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other
Year	Benefits	Benefits

2010	$3,184	$119
2011	2,958	122
2012	2,832	106
2013	2,787	95
2014	2,767	70
2015 or later	14,221	207

	$28,749	$719

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

Employer Contributions

Pension Plan

We anticipate making contributions of $0.9 million during the measurement year ending December 31, 2010.

Multi-Employer Plans

Approximately 6.3% of our employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. We do not have the information available to reasonably estimate our share of the accumulated plan benefits or net assets available for benefits under the multi-employer plans. Amounts contributed to those plans were $3.5 million, $3.4 million and $3.4 million in fiscal 2009, 2008 and 2007, respectively.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Segment Information

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

Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at our distribution centers related to corporate-owned stores is allocated to the retail segment. Certain revenues and costs from our distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the food distribution segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2009, 19% of such warehouse operational profits were allocated to the retail operations compared to 18% and 19% in fiscal 2008 and 2007, respectively.

Major Segments of the Business
Year end January 2, 2010
(In thousands)

	Food
	Distribution	Military		Retail	Total

Revenue from external customers	$2,655,012	$1,985,313		$572,330	$5,212,655
Inter-segment revenue	290,523	—		—	290,523
Interest revenue	(26)	—		—	(26)
Interest expense (including capitalized lease interest)	(25)	32		3,438	3,445
Depreciation expense	8,787	5,611		7,269	21,667
Segment profit	88,116	49,717	*	15,888	153,721
Assets	434,040	221,244		95,222	750,506
Expenditures for long-lived assets	7,705	10,760		5,301	23,766

*	Military segment profit includes acquisition and integration costs of $2.8 million.

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major Segments of the Business
Year end January 3, 2009
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,740,462	$1,290,575	$602,457	$4,633,494
Inter-segment revenue	307,591	—	—	307,591
Interest revenue	(8)	—	—	(8)
Interest expense (including capitalized lease interest)	(7)	—	3,278	3,271
Depreciation expense	9,359	2,039	6,769	18,167
Segment profit	100,275	49,125	21,335	170,735
Assets	451,222	150,151	99,128	700,501
Expenditures for long-lived assets	6,131	3,395	12,835	22,361

Major Segments of the Business
Year end December 29, 2007
(In thousands)

	Food
	Distribution	Military	Retail	Total

Revenue from external customers	$2,693,346	$1,178,991	$591,698	$4,464,035
Inter-segment revenue	300,290	—	—	300,290
Interest revenue	(17)	—	—	(17)
Interest expense (including capitalized lease interest)	(17)	—	2,849	2,832
Depreciation expense	10,342	1,924	6,060	18,326
Segment profit	91,920	42,115	18,637	152,672
Assets	424,849	155,474	89,155	669,478
Expenditures for long-lived assets	3,647	3,078	3,191	9,916

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation (In thousands)

	2009	2008	2007

Revenues
Total external revenue for segments	$5,212,655	$4,633,494	$4,464,035
Inter-segment revenue from reportable segments	290,523	307,591	300,290
Elimination of inter-segment revenues	(290,523)	(307,591)	(300,290)

Total consolidated revenues	$5,212,655	$4,633,494	$4,464,035

Profit (Loss)
Total profit for segments	$153,721	$170,735	$152,672
Unallocated amounts:
Adjustment of inventory to LIFO	3,033	(19,740)	(5,092)
Unallocated corporate overhead	(90,369)	(97,204)	(95,847)
Goodwill impairment	(50,927)	—	—
Gain on acquisition of a business	6,682	—	—
Gain on litigation settlement	7,630	—	—
Special charge	(6,020)	—	1,282

Income from continuing operations before income taxes	$23,750	$53,791	$53,015

Assets
Total assets for segments	$750,506	$700,501	$669,478
Unallocated corporate assets	322,803	331,186	338,860
Adjustment of inventory to LIFO	(73,077)	(76,110)	(56,369)
Elimination of intercompany receivables	(696)	(625)	(587)

Total consolidated assets	$999,536	$954,952	$951,382

Other Significant Items-2009 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation and amortization	$21,667	$18,936	$40,603
Interest expense	3,445	20,927	24,372
Expenditures for long-lived assets	23,766	6,636	30,402

Other Significant Items-2008 (In thousands)

	Segment	Reconciling	Consolidated
	Total	Items	Totals

Depreciation and amortization	$18,167	$20,262	$38,429
Interest expense	3,271	23,195	26,466
Expenditures for long-lived assets	22,361	9,594	31,955

NASH FINCH COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Significant Items-2007 (In thousands)

	Segment	Reconciling	Consolidated
	Totals	Items	Totals

Depreciation and amortization	$18,326	$20,556	$38,882
Interest expense	2,832	25,256	28,088
Expenditures for long-lived assets	9,916	11,503	21,419

The reconciling items to adjust expenditures for depreciation, interest expense and expenditures for long-lived assets are for unallocated general corporate activities. All revenues are attributed to and all assets are held in the United States. Our market areas are in the Midwest, Mid-Atlantic, Great Lakes and Southeast United States.

(20)	Subsequent Event

On March 4, 2010, the Company announced that it will discontinue its supply relationship with a portion of a buying group serviced out of the Company’s distribution center in Lumberton, North Carolina. While it is not known with certainty which members ultimately will leave the buying group, it appears as though it will result in a reduction of less than 3% of the Company’s annual sales. It is anticipated that the transition of supply will be completed during the second quarter of fiscal 2010.

NASH FINCH COMPANY AND SUBSIDIARIES

Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts and percent to sales)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	12 Weeks		12 Weeks		16 Weeks		12 Weeks	13 Weeks
	2009	2008	2009	2008	2009	2008	2009	2008 (1)

Sales	$1,140,320	$1,004,852	$1,216,594	$1,023,892	$1,633,304	$1,416,308	$1,222,437	$1,188,442
Cost of sales	1,045,201	912,238	1,117,565	929,604	1,504,350	1,294,143	1,126,851	1,090,560
Gross profit	95,119	92,614	99,029	94,288	128,954	122,165	95,586	97,882
Earnings (loss) from continuing operations before income taxes	17,526	16,281	16,114	13,838	31,655	13,029	(41,545)	10,643
Income tax expense	3,106	5,665	6,576	4,406	9,728	5,344	1,562	5,231
Net earnings (loss)	14,420	10,616	9,538	9,432	21,927	7,685	(43,107)	5,412
Net earnings (loss) as percentage of sales	1.26%	1.06%	0.78%	0.92%	1.34%	0.54%	(3.53)%	0.46%
Basic earnings (loss) per share	$1.11	$0.82	$0.73	$0.73	$1.68	$0.60	$(3.31)	$0.42
Diluted earnings (loss) per share	$1.08	$0.80	$0.72	$0.72	$1.64	$0.58	$(3.20)	$0.41

(1)	Prior year amounts have been restated to reflect the adoption of ASC Subtopic 470-20 and the revised treatment of consigned inventory sales in our military segment. Please refer to Note 1 and Note 3 of the Notes to Consolidated Financial Financial Statements of this Form 10-K for a further discussion of these items.

Significant items by quarter include the following:

1.	Goodwill impairment charge of $50.9 million in the fourth quarter 2009.

2.	Gain on the acquisition of a business of $6.7 million, net of tax, in the first quarter 2009.

3.	Gain on the settlement of litigation of $7.6 million in the third quarter 2009.

4.	Acquisition and integration costs of $0.6 million, $0.8 million, $0.9 million and $0.4 million in the first, second, third and fourth quarters, respectively, of fiscal 2009.

5.	Year-over-year increase in share-based compensation expense of $1.4 million in the first quarter 2009.

6.	Special charge of $6.0 million in the fourth quarter 2009.

7.	Pre-opening and start-up costs of $0.1 million and $0.6 million in the first and second quarters, respectively, of fiscal 2009.

8.	Gain on the sale of intangible assets of $0.7 million in the fourth quarter 2009.

9.	Retail store impairments and lease related charges of $1.2 million, $0.9 million, $1.3 million and $1.9 million in the first, second, third and fourth quarters, respectively, of fiscal 2009.

10.	Year-over-year increase in non-cash LIFO charges of $1.1 million, $2.7 million, $8.8 million and $10.2 million in the first, second, third and fourth quarters, respectively, of 2008.

11.	Reversal of bad debt and lease reserves related to food distribution customers of $3.0 million and $0.3 million in the first and fourth quarters, respectively, of 2008.

12.	Gain on the sale of intangible assets of $0.2 million and $0.4 million in the first and third quarters, respectively, of 2008.

13.	Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments of $0.1 million in the first quarter of 2008.

14.	Retail store impairments and lease reserves of $0.3 million, $0.3 million and $0.6 million in the first, second and third quarters, respectively, of 2008.

15.	Write-off of deferred financing costs of $1.0 million in the second quarter of 2008.

16.	Acquisition costs of $0.5 million in the fourth quarter of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2010. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded our internal control over financial reporting was effective as of January 2, 2010. This evaluation did not include the internal controls related to the acquisition from GSC Enterprises, Inc. relating to three military distribution centers that occurred on January 31, 2009. Total assets and sales related to this acquisition represent 5.5% and 13.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2010 (see Note 2).

Our internal control over financial reporting as of January 2, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Nash Finch Company

We have audited Nash Finch Company’s internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nash Finch Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls related to the acquisition from GSC Enterprises, Inc. relating to three military distribution centers included in the January 2, 2010 consolidated financial statements of Nash Finch Company and constituted 14.7% and 9.3% of total and net assets, respectively, as of January 2, 2010 and 13.1% of revenues for the year then ended. Our audit of internal control over financial reporting of Nash Finch Company also did not include an evaluation of the internal control over financial reporting of GSC Enterprises, Inc.

In our opinion, Nash Finch Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nash Finch Company and subsidiaries as of January 2, 2010 and January 3, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2010, and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Minneapolis, Minnesota
March 4, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of March 2, 2010:

		Year First Elected
		or Appointed as an
Name	Age	Executive Officer	Title

Alec C. Covington	52	2006	President and Chief Executive Officer
Christopher A. Brown	47	2006	Executive Vice President, President and Chief Operating Officer of Wholesale
Edward L. Brunot	46	2006	Senior Vice President, President and Chief Operating Officer of MDV
Robert B. Dimond	48	2007	Executive Vice President, Chief Financial Officer and Treasurer
Kathleen M. Mahoney	55	2006	Executive Vice President, General Counsel and Secretary
Jeffrey E. Poore	51	2001	Executive Vice President, Supply Chain Management
Calvin S. Sihilling	60	2006	Executive Vice President and Chief Information Officer
Michael W. Rotelle III	50	2008	Senior Vice President, Human Resources

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

Christopher A. Brown has served as our Executive Vice President and President and Chief Operating Officer of Nash Finch Wholesale since February 2010. Mr. Brown returned to Nash Finch as Executive Vice President, Food Distribution in November 2006. Prior to that time, he served for three years as Chief Executive Officer of SimonDelivers, Inc., a leading Minnesota-based online grocery delivery company. Prior to joining SimonDelivers, Mr. Brown was our Executive Vice President, Merchandising from October 1999 to September 2003 and responsible for all merchandising, procurement, marketing, category management and advertising. During the nine years prior to serving Nash Finch, he held various management positions of increasing responsibility at Richfood Holdings, Inc. Mr. Brown holds a BSBA degree from Winona State University.

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

Kathleen M. Mahoney has served as our Executive Vice President, General Counsel and Secretary since November 2009. Prior to that Ms. Mahoney served as our Senior Vice President, General Counsel and Secretary since July 2006. Ms. Mahoney joined Nash Finch as Vice President, Deputy General Counsel in November 2004. Prior to working at Nash Finch, she was the Managing Partner of the St. Paul office of Larson King, LLP from July 2002 to November 2004. Previously, she spent 13 years with the law firm of Oppenheimer, Wolff & Donnelly, LLP, where she served in a number of capacities including Managing Partner of their St. Paul office, Chair of the Labor and Employment Practice Group and Chair of the EEO Committee. Ms. Mahoney also served as Special Assistant Attorney General in the Minnesota Attorney General’s office for six years. Ms. Mahoney earned her JD degree from Syracuse University College of Law and a BA from Keene State College.

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

Michael W. Rotelle III has served as our Senior Vice President, Human Resources since October 2008. Mr. Rotelle previously served as Executive Vice President, Human Resources for Acosta Sales and Marketing Company, a sales and marketing company serving the foodservice and grocery industries, from November 2007 to October 2008, where he was responsible for global Human Resource operations. Before that Mr. Rotelle served as Senior Vice President, Human Resources for Tree of Life, Inc. from August 2004 to November 2007. Prior to that Mr. Rotelle was Vice President, Human Resources of the Eastern Region of Richfood Holdings, Inc./ Supervalu Inc. from August 1994 to August 2004. Before that Mr. Rotelle held various operational and Human Resource positions with Rotelle, Inc. Mr. Rotelle holds a Bachelor of Science degree in Business Administration from Bloomsburg University.

The remaining information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors — Information About Directors and Nominees,” “Proposal Number 1:

Election of Directors — Information About the Board of Directors and Its Committees,” “Corporate Governance — Governance Guidelines,” “Corporate Governance — Director Candidates” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors — Compensation of Directors,” “Proposal Number 1: Election of Directors — Compensation and Management Development Committee Interlocks and Insider Participation” and “Executive Compensation and Other Benefits” of our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch’s equity compensation plans in effect as of January 2, 2010:

Equity Compensation Plan Information

			Number of Securities
	Number of Securities to		Remaining Available for
	be issued Upon	Weighted-Average	Future Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,271,952 (1)	$37.94 (2)	867,262 (3)
Equity compensation plans not approved by security holders	19,554	—	24,402 (4)

	1,291,506	$37.94	891,664

(1)	Includes stock options, stock appreciation rights, restricted stock units and performance units awarded under the 2009 Incentive Award Plan (“2009 Plan”) and 2000 Stock Incentive Plan (“2000 Plan”).

(2)	Each share unit acquired through the deferral of director compensation under the 1997 Director Plan and each performance unit acquired under the 2009 Plan and 2000 Plan is payable in one share of Nash Finch common stock following the participant’s termination of service as an officer or director. As they have no exercise price, the share units and performance units outstanding at January 2, 2010 are not included in the calculation of the weighted average exercise price.

(3)	The following numbers of shares remained available for issuance under each of our equity compensation plans at January 2, 2010. Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award

2009 Plan	686,247	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
2000 Plan	144,936	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
1997 Director Plan	36,079	Share units

(4)	Shares remaining available for issuance under the Director Deferred Compensation Plan. Each share unit acquired through the deferral of director compensation under the Director Deferred Compensation Plan is payable in one share of Nash Finch common stock following the individual’s termination of service as a director.

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

Security Ownership of Certain Beneficial Owners and Management

In addition to the information set forth above, the information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of our 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors — Information About the Board of Directors and Its Committees,” “Corporate Governance — Governance Guidelines — Independent Directors” and “Corporate Governance — Related Party Transaction Policy and Procedures” of our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Independent Auditors — Fees Paid to Independent Auditors” and “Independent Auditors — Pre-Approval of Audit and Non-Audit Services” of our 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements.

The following financial statements are included in this report on the pages indicated:

Report of Independent Registered Public Accounting Firm — page 38

Consolidated Statements of Income for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 — page 39

Consolidated Balance Sheets as of January 2, 2010 and January 3, 2009 — page 40

Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 — page 41

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 2, 2010, January 3, 2009 and December 29, 2007 — page 42

Notes to Consolidated Financial Statements — pages 43 to 85

2.	Financial Statement Schedules.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts — page 98

Other Schedules.  Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit
No.	Description

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 28, 2005 (File No. 0-785)).
2.2	Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of December 17, 2008 (incorporated by reference to Exhibit 1.01 to our current report on Form 8-K filed December 18, 2008 (File No. 0-785)).
2.3	First Amendment to Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of January 31, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2009 (File No. 0-785)).
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785)).
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (filed June 8, 1987 (File No. 33-14871)).
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

Exhibit
No.		Description

3.4		Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated May 16, 2008 (File No. 0-785)).
3.5		Certificate of Amendment to the Nash-Finch Company Restated Certificate of Incorporation, effective May 20, 2009 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 26, 2009 (File No. 0-785)).
3.6		Fourth Restated Certificate of Incorporation of Nash Finch Company, effective July 27, 2009 (incorporated by reference to our Quarterly Report on Form 10-Q filed July 28, 2009 (File No. 0-785)).
3.7		Nash-Finch Company Bylaws (as amended November 9, 2005) (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 14, 2005 (File No. 0-785)).
3.8		Amended and Restated Bylaws of Nash-Finch Company (as amended May 13, 2008) (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K/A filed May 19, 2008 (File No. 0-785)).
3.9		Amended and Restated Bylaws of Nash Finch Company (as amended May 20, 2009) (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K/A filed July 6, 2009 (File No. 0-785)).
4.1		Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4 to our current report on Form 8-K dated February 13, 1996 (File No. 0-785)).
4.2		Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).
4.3		Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).
4.4		Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).
4.5		Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed November 21, 2006 (File No. 0-785)).
4.6		First Supplemental Indenture to Senior Convertible Notes Due 2035 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 14, 2008 (File No. 0-785)).
4.7		Notice of Adjustment of Conversion Rate of Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 7.1 to our current report on Form 8-K filed March 25, 2009 (File No. 0-785)).
10.1		Credit Agreement, dated as of April 11, 2008, among Nash Finch Company, Various Lenders and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 14, 2008 (File No. 0-785)).
*10	.2	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 25, 2004 (File No. 333-115849)).
*10	.3	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.4	Nash-Finch Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121755)).

Exhibit
No.		Description

*10	.5	Amended and Restated Nash-Finch Company Deferred Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).
*10	.6	Nash-Finch Company 2000 Stock Incentive Plan (as amended February 25, 2008) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 16, 2008 (File No. 0-785)).
*10	.7	Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008) (incorporated by reference to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).
*10	.8	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.9	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards (incorporated by reference to Appendix I to our Proxy Statement for our Annual Meeting of Stockholders on May 10, 2005 (filed March 21, 2005) (File No. 0-785)).
*10	.10	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10	.11	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.12	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.13	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-785)).
*10	.14	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.15	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).
*10	.16	Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121754)).
*10	.17	Amended and Restated Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).
*10	.18	Nash-Finch Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).
*10	.19	Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008) (incorporated by reference to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).
*10	.20	Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).
*10	.21	Description of Nash-Finch Company 2005 Executive Incentive Program (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2005 (File No. 0-785)).
*10	.22	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

Exhibit
No.		Description

*10	.23	Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).
*10	.24	New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).
*10	.25	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 11, 2006 (File No. 0-785)).
*10	.26	Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).
*10	.27	New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).
*10	.28	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).
*10	.29	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).
*10	.30	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 18, 2006 (File No. 0-785)).
*10	.31	Amendment to the Letter Agreement between Nash-Finch Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 1, 2007 (File No. 0-785)).
*10	.32	Change in Control Agreement entered into by Nash-Finch Company and Alec. C. Covington dated February 26, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed February 28, 2008 (File No. 0-785)).
*10	.33	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 1, 2007 (File No. 0-785)).
*10	.34	Letter Agreement between Nash-Finch Company and Robert B. Dimond dated November 29, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 21, 2006 (File No. 0-785)).
*10	.35	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).
*10	.36	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 13, 2007 (File No. 0-785)).
*10	.37	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2009 (File No. 0-785)).
*10	.38	Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to our Form 10-Q filed May 4, 2009 (File No. 0-785)).
10.39		Nash-Finch Company Incentive Award Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 26, 2009 (File No. 0-785)).
10.40		Nash Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 26, 2009 (File No. 0-785)).
12.1		Computation of Ratio of Earnings to Fixed Charges (filed herewith).

Exhibit
No.	Description

21.1	Our subsidiaries (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
24.1	Power of Attorney (filed herewith).
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).
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

NASH FINCH COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years ended January 2, 2010, January 3, 2009 and December 29, 2007
(In thousands)

		Charged to	Charged
	Balance at	(Reversed from)	(Credited)			Balance
	Beginning	Costs and	to Other			at End
	of Year	Expenses	Accounts(a)	Deductions		of Year

Description
52 weeks ended December 29, 2007:
Allowance for doubtful accounts(c)	$25,961	$1,234	$460	$19,986	(b)	$7,669
Provision for losses relating to leases on closed locations	15,072	552	—	2,422	(d)	13,202

	$41,033	$1,786	$460	$22,408		$20,871

53 weeks ended January 3, 2009:
Allowance for doubtful accounts(c)	$7,669	$(1,292)	$37	$883	(b)	$5,531
Provision for losses relating to leases on closed locations	13,202	(1,831)	—	3,364	(d)	8,007

	$20,871	$(3,123)	$37	$4,247		$13,538

52 weeks ended January 2, 2010:
Allowance for doubtful accounts(c)	$5,531	$1,441	$19	$1,304	(b)	$5,687
Provision for losses relating to leases on closed locations	8,007	3,135	—	1,891	(d)	9,251

	$13,538	$4,576	$19	$3,195		$14,938

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
Alec C. Covington
President and Chief Executive Officer

Dated: March 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 4, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Alec C. Covington Alec C. Covington, President and Chief Executive Officer (Principal Executive Officer)		/s/ Robert B. Dimond Robert B. Dimond, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William R. Voss* William R. Voss, Chairman of the Board		/s/ Mickey P. Foret* Mickey P. Foret

/s/ Robert L. Bagby * Robert L. Bagby		/s/ Douglas A. Hacker* Douglas A. Hacker

/s/ Sam K. Duncan* Sam K. Duncan		/s/ Hawthorne L. Proctor* Hawthorne L. Proctor

*By:	/s/ Kathleen M. Mahoney Kathleen M. Mahoney Attorney-in-fact

NASH-FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended January 2, 2010

Exhibit
No.	Description	Method of Filing

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005.	Incorporated by reference (IBR)
2.2	Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of December 17, 2008.	IBR
2.3	First Amendment to Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of January 31, 2009.	IBR
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985.	IBR
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987.	IBR
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002.	IBR
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008.	IBR
3.5	Certificate of Amendment to the Nash-Finch Company Restated Certificate of Incorporation, effective May 20, 2009.	IBR
3.6	Fourth Restated Certificate of Incorporation of Nash Finch Company, effective July 27, 2009.	IBR
3.7	Nash-Finch Company Bylaws, as amended November 9, 2005.	IBR
3.8	Amended and Restated Bylaws of Nash-Finch Company (as amended May 13, 2008).	IBR
3.9	Amended and Restated Bylaws of Nash Finch Company (as amended May 20, 2009).	IBR
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association).	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001.	IBR
4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035).	IBR
4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	IBR
4.5	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR
4.6	First Supplemental Indenture to Senior Convertible Notes Due 2035.	IBR

Exhibit
No.	Description	Method of Filing

10.1	Credit Agreement, dated as of April 11, 2008, among Nash Finch Company, Various Lenders and Bank of America, N.A. as Administrative Agent.	IBR
10.2	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.3	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.4	Nash-Finch Company Deferred Compensation Plan.	IBR
10.5	Amended and Restated Nash-Finch Company Deferred Compensation Plan.	IBR
10.6	Nash-Finch Company 2000 Stock Incentive Plan.	IBR
10.7	Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008).	IBR
10.8	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan).	IBR
10.9	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards.	IBR
10.10	Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.11	First Declaration of Amendment to the Nash-Finch Company 1995 Director Stock Option Plan (as amended on February 22, 2000 and February 19, 2002).	IBR
10.12	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan).	IBR
10.13	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision).	IBR
10.14	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment.	IBR
10.15	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment.	IBR
10.16	Nash-Finch Company Director Deferred Compensation Plan.	IBR
10.17	Amended and Restated Nash-Finch Company Director Deferred Compensation Plan.	IBR
10.18	Nash-Finch Company Supplemental Executive Retirement Plan.	IBR
10.19	Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008).	IBR
10.20	Nash-Finch Company Performance Incentive Plan.	IBR
10.21	Description of Nash-Finch Company 2005 Executive Incentive Program.	IBR
10.22	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.23	Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.24	New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR

Exhibit
No.	Description	Method of Filing

10.25	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR
10.26	Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR
10.27	New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008.	IBR
10.28	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR
10.29	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR
10.30	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006.	IBR
10.31	Amendment to the Letter Agreement between Nash-Finch Company and Alec. C. Covington dated February 27, 2007.	IBR
10.32	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 26, 2008.	IBR
10.33	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007.	IBR
10.34	Letter Agreement between Nash-Finch Company and Robert B Dimond dated November 29, 2006.	IBR
10.35	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008.	IBR
10.36	Form of Amended and Restated Indemnification Agreement.	IBR
10.37	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008.	IBR
10.38	Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008.	IBR
10.39	Nash-Finch Company Incentive Award Plan.	IBR
10.40	Nash Finch Company Performance Incentive Plan.	IBR
12.1	Computation of Ratio of Earnings to Fixed Charges.	Filed Electronically (E)
21.1	Our subsidiaries.	E
23.1	Consent of Ernst & Young LLP.	E
24.2	Power of Attorney.	E
31.3	Rule 13a-14(a) Certification of the Chief Executive Officer.	E
31.4	Rule 13a-14(a) Certification of the Chief Financial Officer.	E
32.2	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	E