Form 10-Q
period 2010-03-27
NASH FINCH CO
filed 2010-04-30
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended March 27, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 22, 2010, 12,567,853 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended
	March 27,	March 28,
	2010	2009

Sales	$1,179,693	1,140,320
Cost of sales	1,087,873	1,045,201

Gross profit	91,820	95,119

Other costs and expenses:
Selling, general and administrative	64,647	69,636
Gain on acquisition of a business	—	(6,682)
Depreciation and amortization	8,585	9,335
Interest expense	5,258	5,304

Total other costs and expenses	78,490	77,593

Earnings before income taxes	13,330	17,526

Income tax expense	5,389	3,106

Net earnings	$7,941	14,420

Net earnings per share:
Basic	$0.61	1.11
Diluted	$0.59	1.08

Declared dividends per common share	$0.18	0.18

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	13,125	12,966
Diluted	13,441	13,331
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 27,	January 2,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$751	830
Accounts and notes receivable, net	240,166	250,767
Inventories	325,036	285,443
Prepaid expenses and other	15,314	11,410
Deferred tax asset, net	8,962	9,366

Total current assets	590,229	557,816

Notes receivable, net	22,036	23,343
Property, plant and equipment:
Property, plant and equipment	640,488	637,167
Less accumulated depreciation and amortization	(429,098)	(422,529)

Net property, plant and equipment	211,390	214,638

Goodwill	166,545	166,545
Customer contracts and relationships, net	20,370	21,062
Investment in direct financing leases	3,129	3,185
Other assets	12,311	12,947

Total assets	$1,026,010	999,536

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$3,791	4,438
Accounts payable	247,695	240,483
Accrued expenses	57,085	60,524
Income taxes payable	—	3,064

Total current liabilities	308,571	308,509

Long-term debt	285,569	257,590
Capitalized lease obligations	20,815	21,442
Deferred tax liability, net	18,999	19,323
Other liabilities	42,964	42,113
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,675 and 13,675 shares, respectively	22,792	22,792
Additional paid-in capital	108,377	106,705
Common stock held in trust	(2,342)	(2,342)
Deferred compensation obligations	2,342	2,342
Accumulated other comprehensive income (loss)	(10,684)	(10,756)
Retained earnings	267,410	261,821
Common stock in treasury, 1,122 and 863 shares, respectively	(38,803)	(30,003)

Total stockholders’ equity	349,092	350,559

Total liabilities and stockholders’ equity	$1,026,010	999,536

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	12 Weeks Ended
	March 27,	March 28,
	2010	2009
Operating activities:
Net earnings	$7,941	14,420
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on acquisition of a business	—	(6,682)
Depreciation and amortization	8,585	9,335
Amortization of deferred financing costs	423	372
Non-cash convertible debt interest	1,195	1,105
Amortization of rebateable loans	1,201	1,322
Provision for bad debts	37	434
Provision for lease reserves	—	1,066
Deferred income tax expense	81	(499)
Asset impairments	517	—
Share-based compensation	1,605	3,307
Other	(276)	63
Changes in operating assets and liabilities:
Accounts and notes receivable	10,556	3,392
Inventories	(39,553)	(23,986)
Prepaid expenses	(279)	(3,049)
Accounts payable	10,610	7,130
Accrued expenses	(3,210)	(17,465)
Income taxes payable	(6,689)	1,311
Other assets and liabilities	1,357	875

Net cash used by operating activities	(5,899)	(7,549)

Investing activities:
Disposal of property, plant and equipment	192	33
Additions to property, plant and equipment	(4,267)	(877)
Business acquired, net of cash	—	(78,056)
Loans to customers	(450)	(1,000)
Payments from customers on loans	620	596
Other	(333)	810

Net cash used in investing activities	(4,238)	(78,494)

Financing activities:
Proceeds of revolving debt	26,800	98,200
Dividends paid	(2,289)	—
Repurchase of common stock	(8,310)	—
Payments of long-term debt	(15)	(14)
Payments of capitalized lease obligations	(962)	(813)
Decrease in book overdraft	(5,166)	(8,606)
Payments of deferred financing costs	—	(2,706)

Net cash provided by financing activities	10,058	86,061

Net increase (decrease) in cash and cash equivalents	(79)	18
Cash and cash equivalents:
Beginning of year	830	824

End of period	$751	842

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
March 27, 2010
Note 1 — Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended January 2, 2010.
The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at March 27, 2010 and January 2, 2010, the results of operations for the 12 weeks ended March 27, 2010 (“first quarter 2010”) and March 28, 2009 (“first quarter 2009”) and changes in cash flows for the 12 weeks ended March 27, 2010 and March 28, 2009. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
A contingency of $0.3 million is included in the other long-term liabilities account in the table above related to a payment the Company would be required to make in the event a purchase option is not exercised associated with the sublease of the Pensacola, FL facility prior to October 10, 2010. The Company has determined the range of the potential loss on the contingency is zero to $1.0 million and the acquisition date fair value of the contingency is $0.3 million based upon a probability-weighted discounted cash flow valuation technique. As of March 27, 2010, there were no changes in the recognized amounts or range of outcomes associated with this contingency.
The Company recognized acquisition and integration costs of $0.3 million and $0.6 million during the first quarter 2010 and first quarter 2009, respectively.
Sales of the Business included in the Consolidated Statement of Income for the first quarter 2010 and first quarter 2009 were $173.5 million and $111.8 million, respectively. Although the Company has made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company’s military segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business will have on the Company’s net earnings. However, please refer to “Note 13-Segment Reporting” of this Form 10-Q for a comparison of military segment sales and profit for the first quarters of fiscal 2010 and 2009.
Supplemental pro forma financial information
The unaudited pro forma financial information in the table below combines the historical results for the Company and the historical results for the Business for the 12 weeks ended March 28, 2009. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

12 Weeks Ended
March 28
(in thousands, except per share data)	2009
Total revenues	$1,202,610
Net earnings	14,586
Basic earnings per share	1.12
Diluted earnings per share	1.09
Note 3 — Inventories
We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $73.0 million higher at March 27, 2010 and $73.1 million higher at January 2, 2010. In the first quarter 2010 we recorded a LIFO credit of approximately $40,000 while no charge was recorded during the comparable prior year period.

Note 4 — Share-Based Compensation
We account for share-based compensation awards in accordance with the provisions of ASC Topic 718 (“ASC 718”, originally issued as SFAS No. 123(R), “Share-Based Payment — Revised”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income of $1.6 million for the first quarter 2010 versus $3.3 million for the first quarter 2009.
We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. These plans include the 2009 Incentive Award Plan, the 2000 Stock Incentive Plan (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan. These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 under the caption “Footnote 11 — Share-based Compensation Plans” and in Exhibit 10.1 to our current report on Form 8-K dated May 26, 2009.
As of March 28, 2009, options to purchase 18,000 shares of common stock at a weighted average price of $30.56 per share were outstanding and exercisable under the 2000 Plan. As of March 27, 2010, no options are outstanding.
Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”).
Performance units have been granted during each of fiscal years 2005 through 2010 pursuant to our LTIP. These units vest at the end of a three-year performance period. All units under the 2006 plan were settled in shares of our common stock during the second quarter 2009. 102,133 units outstanding under the 2007 plan vested on January 2, 2010 and are expected to be settled in the second quarter 2010 for approximately 165,000 shares of common stock of which approximately 133,500 are expected to be deferred by recipients until termination of employment as provided in the plan.
During the first quarter 2010 and fiscal year 2009, 121,165 and 108,696 units, respectively, were granted pursuant to our 2010 and 2009 LTIP. Depending on a comparison of the Company’s cumulative three-year actual EBITDA results to the cumulative three-year strategic plan EBITDA targets and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.
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
The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions — SARs Valuation	2008 Grants

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years
The following table summarizes activity in our share-based compensation plans during the year-to-date period 2010:

		Weighted		Weighted
		Average	Performance	Average
		Remaining	Based Grants	Remaining
	Service Based	Restriction/	(LTIP &	Restriction/
	Grants (Board	Vesting Period	Performance	Vesting Period
(in thousands, except vesting periods)	Units and RSUs)	(Years)	RSUs)	(Years)

Outstanding at January 2, 2010	606.8	1.0	339.6	1.2
Granted	4.3		121.3
Exercised/units settled	(0.2)		—
Forfeited/cancelled	—		(5.2)

Outstanding at March 27, 2010	610.9	0.8	455.7	1.5

Exercisable/unrestricted at January 2, 2010	273.6		102.1

Exercisable/unrestricted at March 27, 2010	276.1		102.1

Weighted
	Stock	Average
	Appreciation	Base/Exercise
(in thousands, except per share amounts)	Rights	Price Per SAR

Outstanding at January 2, 2010	267.3	$38.44
Granted	—
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at March 27, 2010	267.3	38.44

Exercisable/unrestricted at January 2, 2010	—

Exercisable/unrestricted at March 27, 2010	—

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during the first quarter 2010 was $33.80 and 35.74, respectively.
Note 5 — Fair Value Measurements
ASC Topic 820 (“ASC 820”, originally issued as SFAS No. 157, “Fair Value Measurements”) defines fair value, establishes a framework for measuring fair value and expands disclosures about financial and non-financial assets and liabilities recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements.
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
Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of March 27, 2010, we have recorded a fair value liability of $1.0 million in relation to our outstanding interest rate swap agreements.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.
The fair value of notes receivable approximates the carrying value at March 27, 2010 and January 2, 2010. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.
Long-term debt, which includes the current maturities of long-term debt, at March 27, 2010, had a carrying value and fair value of $286.2 million and $281.9 million, respectively, and at January 2, 2010, had a carrying value and fair value of $258.2 million and $255.0 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
We account for the impairment of long-lived assets in accordance with ASC Subtopic 360-10-35 (originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”). During the first quarter 2010 we recognized asset impairments of $0.5 million while no asset impairment charge was recognized during the first quarter 2009. We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.

Note 6 — Derivatives
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
As of March 27, 2010, we had two outstanding interest rate swap agreements with notional amounts totaling $35.0 million as compared to $52.5 million as of March 28, 2009. The notional amounts of the two outstanding swaps are reduced as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. On January 1, 2009, we entered into an agreement which required us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement was for one year and expired on December 31, 2009. This fixed price fuel agreement qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under the contract were expensed as incurred as an increase to cost of sales.
Note 7 — Other Comprehensive Income
Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to ASC 815. The components of comprehensive income are as follows:

	12 Weeks Ended
	March 27,		March 28,
(In thousands)	2010		2009

Net earnings	$7,941		14,420
Change in fair value of derivatives, net of tax	71	(1)	23	(2)

Comprehensive income	$8,012		14,443

(1)	Net of tax of $46.

(2)	Net of tax of $14.

Our outstanding interest rate swap agreements are designated as cash flow hedges of interest payments on borrowings under our asset-backed credit agreement and are reflected at fair value in our Consolidated Balance Sheet with the related gains or losses on these contracts deferred in stockholders’ equity as a component of other comprehensive income. The gain reported in other comprehensive income during the first quarters of 2010 and 2009 reflect a change in fair value of those agreements during the respective periods. During the first quarter of 2010 and 2009 our outstanding interest rate swap agreements were designated as cash flow hedges.
Note 8 — Long-term Debt and Bank Credit Facilities
Total debt outstanding was comprised of the following:

	March 27,	January 2,
(In thousands)	2010	2010

Asset-backed credit agreement:
Revolving credit	$150,900	124,100
Senior subordinated convertible debt, 3.50% due in 2035	132,559	131,364
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	2,365	2,365
Notes payable and mortgage notes, 7.95% due in various installments through 2013	373	388

Total debt	286,197	258,217
Less current maturities	(628)	(627)

Long-term debt	$285,569	257,590

Asset-backed Credit Agreement
Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of March 27, 2010 and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. As of March 27, 2010, $176.5 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
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

Senior Subordinated Convertible Debt
To finance a portion of the acquisition of distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for additional information regarding the notes.
Note 9 — Guarantees
We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($13.2 million as of March 27, 2010 as compared to $13.5 million as of January 2, 2010), which would be due in accordance with the underlying agreements.
We have entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 (“ASC 460”, originally issued as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others”). ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $10.1 million, which is included in the $13.2 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $1.1 million is included in the accompanying consolidated financial statements for the guarantees accounted for under ASC 460. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC 460.
We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $7.5 million as of March 27, 2010 as compared to $8.0 million as of January 2, 2010.
Note 10 — Income Taxes
For the first quarter 2010 and 2009, our tax expense was $5.4 million and $3.1 million, respectively.
The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. During the first quarter 2010 and 2009 the Company filed reports with various taxing authorities which resulted in the refunds of tax. The effect of these discrete events in the first quarter was less than $0.1 million for 2010 and $1.6 million in 2009. Additionally, for the first quarter 2009 the effective rate reflected the impact of the gain on the acquisition of the net GSC assets of $2.7 million. For the first quarter 2010, the effective tax rate was 40.4% and 17.7% for the first quarter 2009.

The total amount of unrecognized tax benefits as of end of the first quarter 2010 was $12.5 million. The net increase in unrecognized tax benefits of $0.6 million since January 2, 2010 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods. The total amount of tax benefits that if recognized would impact the effective tax rate was $4.3 million at the end of the first quarter 2010. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. At the end of the first quarter 2010, we had approximately $2.3 million for the payment of interest and penalties accrued.
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
Note 11 — Pension and Other Postretirement Benefits
The following tables present the components of our pension and postretirement net periodic benefit cost:
12 Weeks Ended March 27, 2010 and March 28, 2009

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009

Interest cost	$510	537	9	11
Expected return on plan assets	(428)	(413)	—	—
Amortization of prior service cost	—	—	(7)	(19)
Recognized actuarial loss (gain)	323	316	(1)	(1)

Net periodic benefit cost	$405	440	1	(9)

Weighted-average assumptions used to determine net periodic benefit cost for the first quarter 2010 and first quarter 2009 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Weighted-average assumptions:
Discount rate	5.60%	6.30%	5.60%	6.30%
Expected return on plan assets	6.50%	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Total contributions to our pension plan in fiscal 2010 are expected to be $0.9 million.

Note 12- Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter
	Ended
	March 27,	March 28,
(In thousands, except per share amounts)	2010	2009

Net earnings	$7,941	14,420

Net earnings per share-basic:
Weighted-average shares outstanding	13,125	12,966

Net earnings per share-basic	$0.61	1.11

Net earnings per share-diluted:
Weighted-average shares outstanding	13,125	12,966
Dilutive impact of options	—	2
Shares contingently issuable	316	363

Weighted-average shares and potential dilutive shares outstanding	13,441	13,331

Net earnings per share-diluted	$0.59	1.08

The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.5776 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $48.67 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option. The notes are only dilutive above their accreted value and for all periods presented the weighted average market price of the Company’s stock did not exceed the accreted value. Therefore, the notes are not dilutive to earnings per share for any of the periods presented.
During the second quarter 2009, performance units granted under the 2006 LTIP Plan were settled in shares of common stock. Other performance units and RSUs granted during 2007, 2008 and 2009 pursuant to the 2000 Plan will be settled in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260 (originally issued as SFAS No. 128, “Earnings per Share”). Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the first quarter 2010, approximately 112,000 shares related to the LTIP and 204,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 185,000 shares related to the LTIP and 178,000 shares related to RSUs during the first quarter 2009.
Note 13 — Segment Reporting
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

In fiscal 2010, the Company revised its calculation of segment profit and unallocated corporate overhead to present segment profitability on a fully-allocated basis, with the exception of costs associated with corporate debt and other discrete items as shown in the “as adjusted” columns below. In addition, LIFO expenses or credits are now allocated to the business segments. Management believes the revised calculation of segment profit more accurately represents the operating profitability of the reporting segments, on a pre-tax basis. The revision had no impact on the Company’s consolidated financial statements in any period presented. Previously, interest expense was included in unallocated corporate overhead. Certain prior year amounts shown below have been revised to conform to the current year presentation. Amounts related to fiscal 2009 periods after the first quarter will be revised as shown the next time those periods are presented.

	1st Quarter 2009		2nd Quarter 2009		3rd Quarter 2009
	Segment profit		Segment profit		Segment profit
	As	As	As	As	As	As
(In thousands)	adjusted	reported	adjusted	reported	adjusted	reported

Food Distribution	$5,982	18,832	10,508	21,371	15,181	27,302
Military	9,905	12,036	9,421	11,098	13,448	15,183
Retail	(470)	3,328	1,209	4,297	1,937	5,882

Total segment profit	15,417	34,196	21,138	36,766	30,566	48,367

Adjustment of inventory to LIFO	—	—	—	287	—	445
Gain on acquisition of a business	6,682	6,682	—	—	—	—
Gain on litigation settlement	—	—	—	—	7,630	7,630
Goodwill impairment	—	—	—	—	—	—
Interest	(4,573)	—	(5,024)	—	(6,541)	—
Unallocated corporate overhead	—	(23,352)	—	(20,939)	—	(24,787)

Earnings before income taxes	$17,526	17,526	16,114	16,114	31,655	31,655

	4th Quarter 2009		Fiscal 2009
	Segment profit		Segment profit
	As	As	As	As
(In thousands)	adjusted	reported	adjusted	reported

Food Distribution	$11,495	20,611	43,166	88,116
Military	10,146	11,400	42,920	49,717
Retail	(1,449)	2,381	1,227	15,888

Total segment profit	20,192	34,392	87,313	153,721

Adjustment of inventory to LIFO	—	2,301	—	3,033
Gain on acquisition of a business	—	—	6,682	6,682
Gain on litigation settlement	—	—	7,630	7,630
Goodwill impairment	(50,927)	(50,927)	(50,927)	(50,927)
Special charge	(6,020)	(6,020)	(6,020)	(6,020)
Interest	(4,790)	—	(20,928)	—
Unallocated corporate overhead	—	(21,291)	—	(90,369)

Earnings before income taxes	$(41,545)	(41,545)	23,750	23,750

A summary of the major segments of the business is as follows:

	First Quarter Ended
	March 27, 2010			March 28, 2009
	Sales from			Sales from	Inter-
	external	Inter-	Segment	external	segment	Segment
(In thousands)	customers	segment sales	profit	customers	sales	profit

Food Distribution	$583,829	58,292	5,799	601,980	64,553	5,982
Military	477,997	—	11,816	410,248	—	9,905
Retail	117,867	—	227	128,092	—	(470)
Eliminations	—	(58,292)	—	—	(64,553)	—

Total	$1,179,693	—	17,842	1,140,320	—	15,417

Reconciliation to Consolidated Statements of Income:

	First Quarter Ended
	March 27,	March 28,
(In thousands)	2010	2009

Total segment profit	$17,842	15,417
Unallocated amounts:
Gain on acquisition of a business	—	6,682
Interest	(4,512)	(4,573)

Earnings before income taxes	$13,330	17,526

Note 14 — Share Repurchase
On November 10, 2009, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $25.0 million to purchase shares of the Company’s common stock. The program took effect on November 16, 2009 and will continue until the earlier to occur of (i) the date that the aggregate purchases under the program reach $25.0 million, or (ii) December 31, 2010. During the first quarter 2010 we repurchased a total of 258,910 shares for $8.8 million, at an average price per share of $33.99. Since the program’s inception, we have repurchased a total of 289,630 shares for $9.8 million, at an average price per share of $33.89. The average prices per share referenced above include commissions.
Note 15 — Legal Proceedings
We are engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

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
A more detailed discussion of many of these factors, as well as other factors, that could affect the Company’s results is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. You should carefully consider each of these factors and all of the other information in this report. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements. Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or update these statements in light of subsequent events or developments. Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

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
In November 2006, we announced the launch of a strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Our strategic plan is built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company. The strategic plan includes long-term initiatives to increase revenues and earnings, improve productivity and cost efficiencies of our Food Distribution, Retail, and Military business segments, and leveraging our corporate support services. The Company has strategic initiatives to improve working capital, manage debt, and increase shareholder value through capital expenditures with acceptable returns on investment. Several important elements of the strategic plan include:
•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;
•	Growing the Military business segment through acquisition and expansion of products and services, as well as creating warehousing and transportation cost efficiencies with a long-term distribution center strategic plan;
•	Providing our independent retail customers with high level of order fulfillment, broad product selection including leveraging the Our Family brand, support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, market research, retail store support, retail pricing and license agreement opportunities; and
•	Emphasis on a suite of retail formats designed to appeal to the needs of today’s consumers.
In addition to the strategic initiatives already in progress, our 2010 initiatives consist of the following:
•	Implement our military distribution center network expansion including opening a new distribution center, completing the integration of three distribution facilities acquired from GSC Enterprises, and identifying alternative locations for future expansion;
•	Complete supply chain and center store initiatives within our food distribution segment;
•	Implement new cost reduction and profit improvement initiatives; and
•	Identify acquisitions that support our strategic plan.
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
Our retail segment operated 54 corporate-owned stores primarily in the Upper Midwest as of March 27, 2010. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed four retail stores in 2009. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations
Sales
The following tables summarize our sales activity for the 12 weeks ended March 27, 2010 (“first quarter 2010”) compared to the 12 weeks ended March 28, 2009 (“first quarter 2009”):

	First quarter 2010		First quarter 2009		Increase/(Decrease)
		Percent of		Percent of
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$583,829	49.5%	601,980	52.8%	(18,151)	(3.0%)
Military	477,997	40.5%	410,248	36.0%	67,749	16.5%
Retail	117,867	10.0%	128,092	11.2%	(10,225)	(8.0%)

Total Sales	$1,179,693	100.0%	1,140,320	100.0%	39,373	3.5%

The decrease in food distribution sales for the first quarter 2010 of 3.0% is primarily attributable to a decrease in comparable sales to existing customers. This comparable sales decline to existing customers was driven primarily by deflation in certain perishable categories.
Military segment sales were up 16.5% during the first quarter 2010 as compared against the prior year, which is primarily attributable to the GSC acquisition. However, excluding the additional sales recognized attributable to the acquired locations during the first quarter 2010 of $59.4 million, comparable military segment sales increased by 2.0% in comparison to the prior year. The comparable increase in military segment sales is due to 11.4% stronger sales overseas during the first quarter 2010 as compared to the prior year, while domestic sales remained relatively flat.
Domestic and overseas sales represented the following percentages of military segment sales. Note that the business acquired through the GSC acquisition services domestic military bases only.

	First Quarter
	2010	2009
Domestic	80.3%	79.4%
Overseas	19.7%	20.6%
Retail sales were down 8.0% in comparison to the prior year period which is primarily attributable to the closure of four stores since the end of the first quarter 2009. The impact of the closure of the four stores was partially offset by the opening of a new store during the second fiscal quarter of 2009. In addition, same store sales declined by 3.7% as compared to the comparable prior year period. Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.
During the first quarters of 2010 and 2009, our corporate store count changed as follows:

	First quarter	First quarter
	2010	2009
Number of stores at beginning of period	54	57
Closed or sold stores	—	—

Number of stores at end of period	54	57

Consolidated Gross Profit
Consolidated gross profit was 7.8% of sales for the first quarter 2010 compared to 8.3% of sales for the first quarter 2009. Our overall gross profit margin was negatively affected by 0.4% of sales in the first quarter 2010 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2010 sales occurring in the military segment due to the GSC acquisition and a lower percentage in the retail and food distribution segments which have a higher gross profit margin.
Consolidated Selling, General and Administrative Expenses
Consolidated SG&A for the first quarter 2010 was 5.5% of sales as compared to 6.1% of sales during the first quarter 2009. Our SG&A margin benefited by 0.4% of sales in the first quarter 2010 due to the sales mix shift between our business segments due to the higher level of military sales due to the GSC acquisition relative to the other business segments in 2009. In addition, non-cash stock compensation was $1.7 million lower than the comparable prior year period which contributed to a lower SG&A margin during the first quarter 2010.
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
Depreciation and Amortization Expense
Depreciation and amortization expense was $8.6 million for the first quarter 2010 as compared to $9.3 million during the comparable prior year period. The decrease over the prior year is attributable to lower depreciation and amortization expense in our food distribution and retail segments.
Interest Expense
Interest expense was $5.3 million for the first quarter 2010 compared to $5.3 million for the comparable prior year period. Average borrowing levels decreased from $343.4 million during the first quarter 2009 to $315.0 million during the first quarter 2010. The effective interest rate was 4.7% for both the first quarter 2010 and 2009. Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowings.
The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”, originally issued as FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). Non-cash interest expense recognized under ASC 470-20 was $1.2 million and $1.1 million during the first quarter 2010 and 2009, respectively. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC 470-20. The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.
Income Taxes
Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 40.4% and 17.7% for the first quarter 2010 and first quarter 2009, respectively.

During the first quarter of 2010 and 2009, the Company filed claims with and received refunds from various tax authorities. Accordingly, the Company reported the effect of these discrete events in the first quarters of 2010 and 2009. The lower effective tax rate for the first quarter 2009 was reflective of the results from the refund of a claim made with the Internal Revenue Service of $1.6 million and the gain on the acquisition of the net assets from GSC of $2.7 million. The effective rate for the first quarters differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income. We estimate the full year effective tax rate for 2010 will be approximately 40.6% which excludes the potential impact of discrete events.
Net Earnings
Net earnings for the first quarter 2010 were $7.9 million, or $0.59 per diluted share, as compared to net earnings of $14.4 million, or $1.08 per diluted share, in the first quarter 2009. Net earnings in the periods presented in this report were affected by a number of events included in the discussion above that affected the comparability of results.
Liquidity and Capital Resources
The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	12 Weeks Ended
	March 27,	March 28,	Increase/
(In thousands)	2010	2009	(Decrease)

Net cash used by operating activities	$(5,899)	(7,549)	1,650
Net cash used in investing activities	(4,238)	(78,494)	74,256
Net cash provided by financing activities	10,058	86,061	(76,003)

Net change in cash and cash equivalents	$(79)	18	(97)

Cash used by operating activities decreased $1.7 million during the first quarter 2010 as compared to the first quarter 2009. A year-over-year increase in accrued expenses of $14.3 million, a year-over-year decrease of accounts receivable of $7.2 million and a year-over-year increase in accounts payable of $3.5 million contributed to the decrease in cash used by operating activities. However, these items were partially offset by a year-over-year increase in our investment in inventories of $15.6 million and a year-over-year decrease in income taxes payable of $8.0 million. The year-over-year increase in accrued expense was primarily attributable to higher bonus and profit sharing payments made in the first quarter 2009 as compared to the first quarter 2010. The year-over-year decrease in accounts receivable was due primarily to a temporary timing difference related to our military accounts receivable billing cycle that accelerated collections into the last week of fiscal 2008 which caused collections in the first quarter 2009 to be lower than the current year.
Net cash used in investing activities decreased by $74.3 million during the first quarter 2010 as compared to the first quarter 2009. Net cash used in investing activities for the first quarter 2010 consisted primarily of additions to property, plant and equipment of $4.3 million. During the first quarter 2009 net cash used in investing activities consisted primarily of the GSC acquisition of $78.1 million.
Cash provided by financing activities decreased by $76.0 million during the first quarter 2010 as compared to the first quarter 2009. During the first quarter 2010 cash provided by financing activities consisted primarily of net borrowing of long-term debt of $26.8 million, which was partially offset by share repurchases of $8.3 million, a decrease in outstanding checks of $5.2 million and dividend payments of $2.3 million. Cash provided by financing activities during the first quarter 2009 included net borrowings of long-term debt of $98.2 million, primarily due to the GSC acquisition, which were partially offset by a decrease in outstanding checks of $8.6 million and payments of deferred financing costs of $2.7 million.
During the remainder of fiscal 2010, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our credit facility during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.

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
The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of March 27, 2010 and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.
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
At March 27, 2010, $176.5 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations. We are currently in compliance with all covenants contained within the credit agreement.
Our Revolving Credit Facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.
Senior Subordinated Convertible Debt
We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our senior secured credit facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 for additional information.

Consolidated EBITDA (Non-GAAP Measurement)
The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the first quarter 2010 compared to the first quarter 2009 (amounts in thousands):

	2010	2009
	Qtr 1	Qtr 1
Net earnings	$7,941	14,420
Income tax expense	5,389	3,106
Interest expense	5,258	5,304
Depreciation and amortization	8,585	9,335

EBITDA	27,173	32,165
LIFO charge	(40)	—
Lease reserves	—	1,066
Asset impairments	517	—
Share-based compensation	1,605	3,307
Subsequent cash payments on non-cash charges	(740)	(617)
Gain on acquisition of a business	—	(6,682)

Consolidated EBITDA	$28,515	29,239

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
As of March 27, 2010, we had two outstanding interest rate swap agreements with notional amounts totaling $35.0 million as compared to $52.5 million as of March 28, 2009. The notional amounts of the two outstanding swaps are reduced as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$30,000	10/15/2008	10/15/2009	3.49%
20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$22,500	10/15/2008	10/15/2009	3.38%
15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%
In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. On January 1, 2009, we entered into an agreement which required us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement was for one year and expired on December 31, 2009. This fixed price fuel agreement qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under the contract were expensed as incurred as an increase to cost of sales.
Off-Balance Sheet Arrangements
As of the date of this report, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, often referred to as structured finance or special purpose entities, which are generally established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recoverability of Goodwill
Our most recent annual impairment test of goodwill was completed during the fourth quarter of fiscal 2009 based on conditions as of the end of our third quarter of fiscal 2009 and determined that no indication of impairment existed in our food distribution and military segments. The fair value of the food distribution segment was approximately 24% higher than its carrying value, while the military segment’s fair value exceeded its carrying value by over 100%. We determined that an indication of impairment existed in our retail reporting unit in the first step of the fiscal 2009 impairment analysis which required us to calculate our retail segment’s implied fair value in the second step of the impairment analysis. Based on retail’s implied fair value we were required to write-off $50.9 million of goodwill in fiscal 2009.
The fair value for each reporting unit is determined based on an income approach which incorporates a discounted cash flow analysis which uses significant unobservable inputs, or level 3 inputs, as defined by the fair value hierarchy, and a market approach that utilizes current earnings multiples of comparable publicly-traded companies. The Company has weighted the valuation of its reporting units at 70% based on the income approach and 30% based on the market approach. The Company believes that this weighting is appropriate since it is often difficult to find other comparable publicly-traded companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.
Critical Accounting Policies and Estimates
Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 12 weeks ended March 27, 2010.
Recently Adopted and Proposed Accounting Standards
In June 2009, the FASB issued amendments to ASC Topic 810 (“ASC 810”, originally issued as SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”), which addresses the elimination of the concept of a qualifying special purpose entity. The amended guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amended guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. Effective January 3, 2010, we adopted the amended provisions of ASC 810 which had no impact on our consolidated financial statements.

On December 15, 2009, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. The Company adopted the provision of ASU 2010-06 effective January 3, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time-to-time to manage our exposure to changes in interest rates and diesel fuel prices. (See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).
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
On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three military food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas serving military commissaries and exchanges (“Business”). The acquisition of the Business represents a material change in the Company’s internal control over financial reporting since management’s last assessment. We are currently integrating policies, processes, people, technology and operations in relation to the Business. Management will continue to evaluate our internal control over financial reporting as we execute integration activities and will include the Business as a part of management’s next assessment of the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
We are engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.
ITEM 1A. Risk Factors
There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock the Company acquired during the first quarter of fiscal 2010:

			(c) Total number
			of shares	(d) Maximum
	(a) Total		purchased as part	amount that
	number of	(b) Average	of publicly	may be spent
	shares	price paid per	announced plans	under plans or
Period	purchased (1)	share (1)	or programs (1)	programs (1)
Period 2 (January 31, 2010 to February 27, 2010)	37,838	$33.54	37,838	$22,714,085
Period 3 (February 28, 2010 to March 27, 2010)	221,072	$34.06	221,072	$15,183,691

Total	258,910	$33.99	258,910

(1)	On November 10, 2009, our Board of Directors approved a share repurchase program to spend up to $25.0 million to purchase shares of the Company’s common stock. The program took effect on November 16, 2009 and will continue until the earlier to occur of (i) the date that the aggregate purchases under the program reach $25.0 million, or (ii) December 31, 2010.
ITEM 3. Defaults upon Senior Securities
None
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
None

ITEM 6. Exhibits
Exhibits filed or furnished with this Form 10-Q:

Exhibit
No.	Description

10.1	Nash-Finch Company 2009 Incentive Award Plan (As Amended and Restated as of March 2, 2010)

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant
Date: April 30, 2010	by	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: April 30, 2010	by	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended March 27, 2010

Exhibit		Method of
No.	Item	Filing

10.1
Nash-Finch Company 2009 Incentive Award Plan (As Amended and Restated as of March 2, 2010) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K/A filed March 5, 2010 (File No. 0-785))
Incorporated by reference

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith