Form 10-Q
period 2010-06-19
NASH FINCH CO
filed 2010-07-22
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended June 19, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2010, 12,311,972 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	June 19,	June 20,	June 19,	June 20,
	2010	2009	2010	2009

Sales	$1,154,617	1,216,594	$2,334,310	2,356,914
Cost of sales	1,060,280	1,117,565	2,148,153	2,162,766

Gross profit	94,337	99,029	186,157	194,148

Other costs and expenses:
Selling, general and administrative	62,835	67,703	127,482	137,339
Gain on acquisition of a business	—	—	—	(6,682)
Depreciation and amortization	8,170	9,372	16,755	18,707
Interest expense	5,366	5,840	10,624	11,144

Total other costs and expenses	76,371	82,915	154,861	160,508

Earnings before income taxes	17,966	16,114	31,296	33,640

Income tax expense	7,252	6,576	12,641	9,682

Net earnings	$10,714	9,538	$18,655	23,958

Net earnings per share:
Basic	$0.83	0.73	$1.43	1.85
Diluted	$0.81	0.72	$1.40	1.80

Declared dividends per common share	$0.18	0.18	$0.36	0.36

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,904	13,005	13,015	12,985
Diluted	13,263	13,321	13,352	13,326
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 19,	January 2,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$765	830
Accounts and notes receivable, net	231,778	250,767
Inventories	312,935	285,443
Prepaid expenses and other	14,587	11,410
Deferred tax asset, net	9,249	9,366

Total current assets	569,314	557,816

Notes receivable, net	21,869	23,343
Property, plant and equipment:
Property, plant and equipment	634,610	637,167
Less accumulated depreciation and amortization	(423,467)	(422,529)

Net property, plant and equipment	211,143	214,638

Goodwill	166,545	166,545
Customer contracts and relationships, net	19,698	21,062
Investment in direct financing leases	3,083	3,185
Other assets	11,804	12,947

Total assets	$1,003,456	999,536

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$3,517	4,438
Accounts payable	234,103	240,483
Accrued expenses	59,613	60,524
Income taxes payable	—	3,064

Total current liabilities	297,233	308,509

Long-term debt	270,352	257,590
Capitalized lease obligations	20,228	21,442
Deferred tax liability, net	19,378	19,323
Other liabilities	43,657	42,113
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,675 and 13,675 shares, respectively	22,792	22,792
Additional paid-in capital	109,109	106,705
Common stock held in trust	(2,367)	(2,342)
Deferred compensation obligations	2,367	2,342
Accumulated other comprehensive loss	(10,569)	(10,756)
Retained earnings	275,801	261,821
Common stock in treasury, 1,282 and 863 shares, respectively	(44,525)	(30,003)

Total stockholders’ equity	352,608	350,559

Total liabilities and stockholders’ equity	$1,003,456	999,536

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	24 Weeks Ended
	June 19,	June 20,
	2010	2009
Operating activities:
Net earnings	$18,655	23,958
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on acquisition of a business	—	(6,682)
Depreciation and amortization	16,755	18,707
Amortization of deferred financing costs	846	794
Non-cash convertible debt interest	2,413	2,231
Amortization of rebateable loans	2,531	2,519
Provision for bad debts	433	869
Provision for (reversal of) lease reserves	(434)	1,066
Deferred income tax expense	174	586
Loss (gain) on sale of real estate and other	(229)	134
LIFO credit	(362)	(287)
Asset impairments	818	898
Share-based compensation	3,462	5,715
Deferred compensation	463	548
Other	(387)	(74)
Changes in operating assets and liabilities:
Accounts and notes receivable	17,099	(14,561)
Inventories	(27,130)	(11,081)
Prepaid expenses	157	734
Accounts payable	(12,992)	(2,701)
Accrued expenses	(804)	(12,442)
Income taxes payable	(6,398)	(1,467)
Other assets and liabilities	2,609	1,327

Net cash provided by operating activities	17,679	10,791

Investing activities:
Disposal of property, plant and equipment	347	107
Additions to property, plant and equipment	(10,369)	(5,555)
Business acquired, net of cash	—	(78,056)
Loans to customers	(600)	(2,125)
Payments from customers on loans	1,102	1,798
Other	(297)	394

Net cash used in investing activities	(9,817)	(83,437)

Financing activities:
Proceeds of revolving debt	10,600	86,300
Dividends paid	(4,549)	(4,617)
Repurchase of common stock	(15,191)	—
Payments of long-term debt	(233)	(220)
Payments of capitalized lease obligations	(1,839)	(1,600)
Increase (decrease) in book overdraft	3,285	(4,682)
Payments of deferred financing costs	—	(2,706)
Other	—	196

Net cash provided (used) by financing activities	(7,927)	72,671

Net increase (decrease) in cash and cash equivalents	(65)	25
Cash and cash equivalents:
Beginning of year	830	824

End of period	$765	849

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
June 19, 2010
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
The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at June 19, 2010, and January 2, 2010, the results of operations for the 12 and 24 weeks ended June 19, 2010 (“second quarter 2010”), and June 20, 2009 (“second quarter 2009”) and changes in cash flows for the 24 weeks ended June 19, 2010, and June 20, 2009. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Note 2 — Acquisition
On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc. (“GSC”), of substantially all of the assets relating to three military food distribution centers located in San Antonio, Texas, Pensacola, Florida, and Junction City, Kansas, serving military commissaries and exchanges (“Business”). The Company also assumed certain trade payables and accrued expenses associated with the assets being acquired. The aggregate purchase price paid was $78.1 million in cash.
The following table summarizes the fair values of the assets acquired and liabilities assumed of the Business assumed at the acquisition date:

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

The fair value of the net assets acquired of $84.8 million exceeded the purchase price of $78.1 million. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $6.7 million (net of tax) in the first quarter 2009 associated with the acquisition of the Business. The gain is included in the line item “Gain on acquisition of a business” in the Consolidated Statement of Income.
A contingency of $0.3 million is included in the other long-term liabilities account in the table above related to a payment the Company would be required to make in the event a purchase option is not exercised associated with the sublease of the Pensacola, FL facility prior to October 10, 2010. The Company has determined the range of the potential loss on the contingency is zero to $1.0 million and the acquisition date fair value of the contingency is $0.3 million based upon a probability-weighted discounted cash flow valuation technique. As of June 19, 2010, there were no changes in the recognized amounts or range of outcomes associated with this contingency.
The Company recognized acquisition and integration costs of $0.3 million and $0.8 million during the second quarter 2010 and second quarter 2009, respectively. Acquisition and integration costs were $0.6 million and $1.4 million during year-to-date 2010 and year-to-date 2009, respectively.
Sales of the Business included in the Consolidated Statement of Income for the second quarter 2010 and second quarter 2009 were $166.3 million and $165.9 million, respectively, and were $339.8 million and $277.6 million during year-to-date 2010 and 2009, respectively. Although the Company has made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company’s military segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business has had and will have on the Company’s net earnings. However, please refer to “Note 13-Segment Reporting” of this Form 10-Q for a comparison of military segment sales and profit for the second quarter and year-to-date periods of fiscal 2010 and 2009.
Supplemental pro forma financial information
The unaudited pro forma financial information in the table below combines the historical results for the Company and the historical results for the Business for the 24 weeks ended June 20, 2009. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the period presented or that will be achieved by the combined operations in the future.

24 Weeks Ended
(in thousands, except per share data)	June 20, 2009
Total revenues	$2,419,204
Net earnings	24,124
Basic earnings per share	1.86
Diluted earnings per share	1.81
Note 3 — Inventories
We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $72.7 million higher at June 19, 2010, and $73.1 million higher at January 2, 2010. We recorded a LIFO credit of approximately $0.3 million during both the second quarter 2010 and 2009. During year-to-date 2010 and 2009 we recorded LIFO credits of $0.4 million and $0.3 million, respectively.

Note 4 — Share-Based Compensation
We account for share-based compensation awards in accordance with the provisions of ASC Topic 718 (“ASC 718”, originally issued as SFAS No. 123(R), “Share-Based Payment — Revised") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income of $3.5 million during year-to-date 2010 versus $5.7 million during year-to-date 2009.
We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors. These plans include the 2009 Incentive Award Plan (as Amended and Restated as of March 2, 2010,) (“2009 Plan”), the 2000 Stock Incentive Plan (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan. These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010 under the caption “Footnote 11 — Share-based Compensation Plans” and in Exhibit 10.1 to our current report on Form 8-K/A dated March 5, 2010.
As of June 20, 2009, options to purchase 10,000 shares of common stock at a weighted average price of $35.36 per share were outstanding and exercisable under the 2000 Plan. As of June 19, 2010, no options are outstanding.
Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”).
Performance units have been granted during each of fiscal years 2005 through 2010 pursuant to our LTIP. These units vest at the end of a three-year performance period. All units under the 2006 plan were settled in shares of our common stock during the second quarter 2009. 102,133 units outstanding under the 2007 plan vested on January 2, 2010 and were settled in the second quarter 2010 for approximately 171,000 shares of common stock, of which approximately 145,000 were deferred by recipients until termination of employment as provided in the plan.
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
During fiscal 2006 through 2010, RSUs were awarded to certain executives of the Company. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents. In addition to the time vesting criteria, awards granted in 2008 and 2009 to two of the Company’s executives include performance vesting conditions. The Company records expense for such awards over the service vesting period if the Company anticipates the performance vesting conditions will be satisfied.
On December 17, 2008, in connection with the Company’s announcement of its planned acquisition of certain military distribution assets of GSC, eight executives of the Company were granted a total of 267,345 SARs with a per share price of $38.44. The SARs are eligible to become vested during the 36 month period commencing on closing of the acquisition of the GSC assets which was January 31, 2009. The SARs will vest on the first business day during the vesting period that follows the date on which the closing prices on NASDAQ for a share of Nash Finch common stock for the previous 90 market days is at least $55.00 or termination of the executive’s employment due to death or disability. Upon exercise, the Company will award the executive a number of shares of restricted stock equal to (a) the product of (i) the number of shares with respect to which the SAR is exercised and (ii) the excess, if any, of (x) the fair market value per share of common stock on the date of exercise over (y) the base price per share relating to such SAR, divided by (b) the fair market value of a share of common stock on the date such SAR is exercised. The restricted stock shall vest on the first anniversary of the date of exercise so long as the executive remains continuously employed with the Company.

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
The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions - SARs Valuation	2008 Grants

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years
The following table summarizes activity in our share-based compensation plans during the year-to-date period 2010:

		Weighted		Weighted
		Average	Performance	Average
	Service Based	Remaining	Based Grants	Remaining
	Grants (Board	Restriction/	(LTIP &	Restriction/
	Units and	Vesting Period	Performance	Vesting Period
(in thousands, except vesting periods)	RSUs)	(Years)	RSUs)	(Years)

Outstanding at January 2, 2010*	606.8	1.0	339.6	1.2
Granted	32.5		121.5
Exercised/units settled	(0.2)		(102.1)
Forfeited/cancelled	—		(8.3)

Outstanding at June 19, 2010*	639.1	0.8	350.7	1.7

Exercisable/unrestricted at January 2, 2010*	273.6		102.1

Exercisable/unrestricted at June 19, 2010*	309.9		—

* Outstanding balances at June 19, 2010, and January 2, 2010, for performance based grants do not include 218,063 and 68,540 shares, respectively, deferred by certain executives at settlement of 2006 and 2007 LTIP plans. Exercisable/unrestricted balances for performance based grants presented above also exclude the shares deferred upon settlement of the LTIP plans.

Weighted
	Stock	Average
	Appreciation	Base/Exercise
(in thousands, except per share amounts)	Rights	Price Per SAR

Outstanding at January 2, 2010	267.3	$38.44
Granted	—
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at June 19, 2010	267.3	38.44

Exercisable/unrestricted at January 2, 2010	—

Exercisable/unrestricted at June 19, 2010	—

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during year-to-date 2010 was $35.36 and $35.74, respectively.
Note 5 — Fair Value Measurements
ASC Topic 820 (“ASC 820”, originally issued as SFAS No. 157, “Fair Value Measurements") defines fair value, establishes a framework for measuring fair value and expands disclosures about financial and non-financial assets and liabilities recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements.
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
Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of June 19, 2010, we have recorded a fair value liability of $0.8 million in relation to our outstanding interest rate swap agreements as compared to $1.1 million as of January 2, 2010.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.
The fair value of notes receivable approximates the carrying value at June 19, 2010 and January 2, 2010. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.
Long-term debt, which includes the current maturities of long-term debt, at June 19, 2010, had a carrying value and fair value of $271.0 million and $264.3 million, respectively, and at January 2, 2010, had a carrying value and fair value of $258.2 million and $255.0 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
We account for the impairment of long-lived assets in accordance with ASC Subtopic 360-10-35 (originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”). During the second quarter 2010 we recognized asset impairments of $0.3 million as compared to asset impairment of $0.9 million during the second quarter 2009. For year-to-date 2010 and 2009 assets impairments were $0.8 million and $0.9 million, respectively. We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.

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
As of June 19, 2010, we had two outstanding interest rate swap agreements with notional amounts totaling $35.0 million as compared to $52.5 million as of June 20, 2009. The notional amounts of the two outstanding swaps are reduced as follows (amounts in thousands):

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
Note 7 — Other Comprehensive Income
Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to ASC 815. The components of comprehensive income are as follows:

	12 Weeks				Year-to-date
	Ended				Ended
	June 19,		June 20,		June 19,		June 20,
(In thousands)	2010		2009		2010		2009
Net earnings	$10,714		9,538		18,655		23,958
Change in fair value of derivatives, net of tax	115	(1)	257	(2)	186	(3)	279	(4)

Comprehensive income	$10,829		9,795		18,841		24,237

(1)	Net of tax of $74.

(2)	Net of tax of $164.

(3)	Net of tax of $119.

(4)	Net of tax of $178.

The gain reported in other comprehensive income during the second quarter and year-to-date periods of 2010 and 2009 reflect a change in fair value of our outstanding interest rate swap agreements during the respective periods. During the second quarter and year-to-date periods of 2010 and 2009 our outstanding interest rate swap agreements were designated as cash flow hedges. Please refer to “Note 6 — Derivatives” of this Form 10-Q for information related to our interest rate swap agreements.
Note 8 — Long-term Debt and Bank Credit Facilities
Total debt outstanding was comprised of the following:

	June 19,	January 2,
(In thousands)	2010	2010
Asset-backed credit agreement:
Revolving credit	$134,700	124,100
Senior subordinated convertible debt, 3.50% due in 2035	133,777	131,364
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	2,170	2,365
Notes payable and mortgage notes, 7.95% due in various installments through 2013	351	388

Total debt	270,998	258,217
Less current maturities	(646)	(627)

Long-term debt	$270,352	257,590

Asset-backed Credit Agreement
Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 1.75% as of June 19, 2010, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. As of June 19, 2010, $193.1 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.2 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
The credit agreement contains no financial covenants unless and until (i) the continuance of an event of default under the credit agreement, or (ii) the failure of the Company to maintain excess availability (a) greater than 10% of the borrowing base for more than two (2) consecutive business days or (b) greater than 7.5% of the borrowing base at any time, in which event, the Company must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0:1.0, which ratio shall continue to be tested each month thereafter until excess availability exceeds 10% of the borrowing base for 90 consecutive days.
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

Senior Subordinated Convertible Debt
To finance a portion of the acquisition of distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, for additional information regarding the notes.
Note 9 — Guarantees
We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($10.7 million as of June 19, 2010, as compared to $13.5 million as of January 2, 2010), which would be due in accordance with the underlying agreements.
We have entered into debt and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 (“ASC 460”, originally issued as FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others"). ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $7.7 million, which is included in the $10.7 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $1.1 million is included in the accompanying consolidated financial statements for the guarantees accounted for under ASC 460. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC 460.
We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $12.3 million as of June 19, 2010 as compared to $8.0 million as of January 2, 2010.
Note 10 — Income Taxes
For the second quarter 2010 and 2009, our tax expense was $7.3 million and $6.6 million, respectively. During year-to-date 2010 and 2009, our tax expense was $12.6 million and $9.7 million, respectively.
The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. During the second quarter 2010 the Company filed reports with various taxing authorities which resulted in the refunds of tax. The effect of these discrete events in the second quarter was $0.1 million for 2010. For the second quarter 2010 and 2009, the effective tax rate was 40.4% and 40.8%, respectively.
The total amount of unrecognized tax benefits as of end of the second quarter 2010 was $13.3 million. The net increase in unrecognized tax benefits of $0.7 million since March 27, 2010 is due to the increase in unrecognized tax benefits as a result of tax positions taken in the current and prior periods. The total amount of tax benefits that if recognized would impact the effective tax rate was $4.5 million at the end of the second quarter 2010. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. At the end of the second quarter 2010, we had approximately $2.4 million for the payment of interest and penalties accrued.
During the next 12 months, the Company anticipates the federal and various state and local statutes of limitation to expire. Due to the uncertain response of the taxing authorities, an estimate of the range of possible outcomes cannot be reasonably estimated at this time. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2004 and prior.
Note 11 — Pension and Other Postretirement Benefits
The following tables present the components of our pension and postretirement net periodic benefit cost:
12 Weeks Ended June 19, 2010, and June 20, 2009:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Interest cost	$510	537	9	11
Expected return on plan assets	(428)	(413)	—	—
Amortization of prior service cost	—	—	(7)	(19)
Recognized actuarial loss (gain)	323	316	(1)	(1)

Net periodic benefit cost	$405	440	1	(9)

24 Weeks Ended June 19, 2010, and June 20, 2009:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009

Interest cost	$1,020	1,074	18	22
Expected return on plan assets	(856)	(826)	—	—
Amortization of prior service cost		—	(14)	(38)
Recognized actuarial loss (gain)	647	632	(3)	(3)

Net periodic benefit cost	$811	880	1	(19)

Weighted-average assumptions used to determine net periodic benefit cost for the first two quarters of 2010 and first two quarter of 2009 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Weighted-average assumptions:
Discount rate	5.60%	6.30%	5.60%	6.30%
Expected return on plan assets	6.50%	7.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Total contributions to our pension plan in fiscal 2010 are expected to be $0.9 million.
Multi-employer pension plan
Certain of our unionized employees are covered by the Central States Southeast and Southwest Areas Pension Funds (“the Plan”), a multi-employer pension plan. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. In fiscal 2009, the Company contributed $3.5 million to the Plan. Based on the most recent information available we believe the present value of actuarial accrued liabilities of the Plan substantially exceeds the value of the assets held in trust to pay benefits. The underfunding is not a direct obligation or liability of the Company. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability. However, the amount of any increase in contributions will depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take. We are currently unable to reasonably estimate a liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

Note 12 — Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter		Year-to-Date
	Ended		Ended
	June 19,	June 20,	June 19,	June 20,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net earnings	$10,714	9,538	18,655	23,958

Net earnings per share-basic:
Weighted-average shares outstanding	12,904	13,005	13,015	12,985

Net earnings per share-basic	$0.83	0.73	1.43	1.85

Net earnings per share-diluted:
Weighted-average shares outstanding	12,904	13,005	13,015	12,985
Dilutive impact of options	—	—	—	1
Shares contingently issuable	359	316	337	340

Weighted-average shares and potential dilutive shares outstanding	13,263	13,321	13,352	13,326

Net earnings per share-diluted	$0.81	0.72	1.40	1.80

Anti-dilutive options excluded from calculation (weighted-average amount for period)	—	5	—	5
Certain options and SARs were excluded from the calculation of diluted net earnings per share because the exercise price was greater than the market price of the stock and would have been anti-dilutive under the treasury stock method.
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
During the second quarter 2010 and 2009, performance units granted under the 2007 LTIP Plan and 2006 LTIP Plan, respectively, were settled in shares of common stock, some of which were deferred by executives as required by the plans. Vested shares deferred by executives are included in the calculation of basic earnings per share. Other performance units and RSUs granted during 2007, 2008, 2009 and 2010 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260 (originally issued as SFAS No. 128, “Earnings per Share"). Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the second quarter 2010, approximately 143,000 shares related to the LTIP and 216,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 185,000 shares related to the LTIP and 131,000 shares related to RSUs during the second quarter 2009. For year-to-date 2010, approximately 127,000 shares related to the LTIP and 210,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 185,000 shares related to the LTIP and 155,000 shares related to RSUs during year-to-date 2009.

Note 13 — Segment Reporting
We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments. Our food distribution segment consists of 15 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers. The military segment consists primarily of five distribution centers that distribute products exclusively to military commissaries and exchanges. The retail segment consists of 54 corporate-owned stores that sell directly to the consumer.
In fiscal 2010, the Company revised its calculation of segment profit and unallocated corporate overhead to present segment profitability on a fully-allocated basis, with the exception of costs associated with corporate debt and other discrete items as shown in the “as adjusted” columns below. In addition, LIFO expenses or credits are now allocated to the business segments. Management believes the revised calculation of segment profit more accurately represents the operating profitability of the reporting segments, on a pre-tax basis. The revision had no impact on the Company’s consolidated financial statements in any period presented. Previously, interest expense was included in unallocated corporate overhead. Certain prior year amounts shown below have been revised to conform to the current year presentation. Amounts related to fiscal 2009 periods after the second quarter will be revised as shown the next time those periods are presented.

	2nd Quarter 2009		3rd Quarter 2009		4th Quarter 2009
	Segment profit		Segment profit		Segment profit
	As	As	As	As	As	As
(In thousands)	adjusted	reported	adjusted	reported	adjusted	reported

Food Distribution	$10,508	21,371	15,181	27,302	11,495	20,611
Military	9,421	11,098	13,448	15,183	10,146	11,400
Retail	1,209	4,297	1,937	5,882	(1,449)	2,381

Total segment profit	21,138	36,766	30,566	48,367	20,192	34,392

Adjustment of inventory to LIFO	—	287	—	445	—	2,301
Gain on acquisition of a business	—	—	—	—	—	—
Gain on litigation settlement	—	—	7,630	7,630	—	—
Goodwill impairment	—	—	—	—	(50,927)	(50,927)
Special charge	—	—	—	—	(6,020)	(6,020)
Interest	(5,024)	—	(6,541)	—	(4,790)	—
Unallocated corporate overhead	—	(20,939)	—	(24,787)	—	(21,291)

Earnings before income taxes	$16,114	16,114	31,655	31,655	(41,545)	(41,545)

	2nd Quarter 2009
	Year-to-date		Fiscal 2009
	Segment profit		Segment profit
	As	As	As	As
(In thousands)	adjusted	reported	adjusted	reported

Food Distribution	$16,490	40,203	43,166	88,116
Military	19,326	23,134	42,920	49,717
Retail	739	7,625	1,227	15,888

Total segment profit	36,555	70,962	87,313	153,721

Adjustment of inventory to LIFO	—	287	—	3,033
Gain on acquisition of a business	6,682	6,682	6,682	6,682
Gain on litigation settlement	—	—	7,630	7,630
Goodwill impairment	—	—	(50,927)	(50,927)
Special charge	—	—	(6,020)	(6,020)
Interest	(9,597)	—	(20,928)	—
Unallocated corporate overhead	—	(44,291)	—	(90,369)

Earnings before income taxes	$33,640	33,640	23,750	23,750

A summary of the major segments of the business is as follows:

	Second Quarter Ended
	June 19, 2010			June 20, 2009
	Sales from			Sales from
	external	Inter-	Segment	external	Inter-	Segment
(In thousands)	customers	segment sales	profit	customers	segment sales	profit

Food Distribution	$574,179	61,361	8,581	619,831	69,216	10,508
Military	456,588	—	11,519	461,008	—	9,421
Retail	123,850	—	2,389	135,755	—	1,209
Eliminations	—	(61,361)	—	—	(69,216)	—

Total	$1,154,617	—	22,489	1,216,594	—	21,138

	Year-to-Date Ended
	June 19, 2010			June 20, 2009
	Sales from			Sales from
	external	Inter-	Segment	external	Inter-	Segment
(In thousands)	customers	segment sales	profit	customers	segment sales	profit

Food Distribution	$1,158,008	119,653	14,380	1,221,811	133,769	16,490
Military	934,585	—	23,335	871,256	—	19,326
Retail	241,717	—	2,616	263,847	—	739
Eliminations	—	(119,653)	—	—	(133,769)	—

Total	$2,334,310	—	40,331	2,356,914	—	36,555

Reconciliation to Consolidated Statements of Income:

	Second Quarter Ended		Year-to-Date Ended
	June 19,	June 20,	June 19,	June 20,
(In thousands)	2010	2009	2010	2009
Total segment profit	$22,489	21,138	40,331	36,555
Unallocated amounts:
Gain on acquisition of a business	—	—	—	6,682
Interest	(4,523)	(5,024)	(9,035)	(9,597)

Earnings before income taxes	$17,966	16,114	31,296	33,640

Note 14 — Share Repurchase
On November 10, 2009, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $25.0 million to purchase shares of the Company’s common stock. The program took effect on November 16, 2009, and will continue until the earlier to occur of (i) the date that the aggregate purchases under the program reach $25.0 million, or (ii) December 31, 2010. During the second quarter 2010, we repurchased a total of 182,802 shares for $6.5 million, at an average price per share of $35.65 and during year-to-date 2010, we have repurchased 441,712 shares for $15.3 million, at an average price per share of $34.67. Since the program’s inception, we have repurchased a total of 472,432 shares for $16.3 million, at an average price per share of $34.57. The average prices per share referenced above include commissions.
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
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements relate to trends and events that may affect our future financial position and operating results. Any statement contained in this report that is not statements of historical fact may be deemed forward-looking statements. For example, words such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe,” “intend, ” “potential” or “plan,” or comparable terminology, are intended to identify forward-looking statements. Such statements are based upon current expectations, estimates and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause or contribute to material differences include, but are not limited to the following:
•	the effect of competition on our food distribution, military and retail businesses;
•	general sensitivity to economic conditions, including the uncertainty related to the current state of the economy in the U.S. and worldwide economic slowdown; continued disruptions to the credit and financial markets in the U.S. and worldwide; changes in market interest rates; continued volatility in energy prices and food commodities;
•	macroeconomic and geopolitical events affecting commerce generally;
•	changes in consumer buying and spending patterns;
•	our ability to identify and execute plans to expand our food distribution, military and retail operations;
•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;
•	our ability to identify and execute plans to improve the competitive position of our retail operations;
•	the success or failure of strategic plans, new business ventures or initiatives;
•	our ability to successfully integrate and manage current or future businesses we acquire, including the ability to manage credit risks and retain the customers of those operations;
•	changes in credit risk from financial accommodations extended to new or existing customers;
•	significant changes in the nature of vendor promotional programs and the allocation of funds among the programs;
•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;
•	legal, governmental, legislative or administrative proceedings, disputes, or actions that result in adverse outcomes;
•	failure of our internal control over financial reporting;

•	changes in accounting standards;

•	technology failures that may have a material adverse effect on our business;

•	severe weather and natural disasters that may impact our supply chain;

•	unionization of a significant portion of our workforce;
•	costs related to a multi-employer pension plan which has liabilities in excess of plan assets;
•	changes in health care, pension and wage costs and labor relations issues;
•	product liability claims, including claims concerning food and prepared food products;
•	threats or potential threats to security; and
•	unanticipated problems with product procurement.
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
In November 2006, we announced the launch of a strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Our strategic plan is built upon extensive knowledge of current industry, consumer and market trends, and formulated to differentiate the Company. The strategic plan includes long-term initiatives to increase revenues and earnings, improve productivity and cost efficiencies of our Food Distribution, Retail, and Military business segments, and leverage our corporate support services. The Company has strategic initiatives to improve working capital, manage debt, and increase shareholder value through capital expenditures with acceptable returns on investment. Several important elements of the strategic plan include:
•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;
•	Growing the Military business segment through acquisition and expansion of products and services, as well as creating warehousing and transportation cost efficiencies with a long-term distribution center strategic plan;
•	Providing our independent retail customers with high level of order fulfillment, broad product selection including leveraging the Our Family brand , support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, market research, retail store support, retail pricing and license agreement opportunities; and
•	Retail formats designed to appeal to the needs of today’s consumers.
In addition to the strategic initiatives already in progress, our 2010 initiatives consist of the following:
•	Implement our military distribution center network expansion including opening a new distribution center, completing the integration of three distribution facilities acquired from GSC Enterprises, and identifying alternative locations for future expansion;
•	Complete supply chain and center store initiatives within our food distribution segment;
•	Implement new cost reduction and profit improvement initiatives; and
•	Identify acquisitions that support our strategic plan.
Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 15 distribution centers to approximately 1,700 independent retail locations located in 28 states across the United States. Several of our distribution centers also distribute products to military commissaries and exchanges located in their respective geographic areas. On May 24, 2010, we announced that we will be closing our Bridgeport, Michigan food distribution center during the third fiscal quarter of 2010.
Our military segment contracts with manufacturers and food brokers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States and the District of Columbia, and in Europe, Puerto Rico, Cuba, the Azores and Egypt. We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges. On January 31, 2009, we completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida, and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities (“GSC acquisition”). On December 1, 2009, we announced our purchase of a facility in Columbus, Georgia, which is scheduled to begin servicing military commissaries and exchanges in the late third or fourth fiscal quarter of 2010.

Our retail segment operated 54 corporate-owned stores primarily in the Upper Midwest as of June 19, 2010. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed four retail stores in 2009. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.
Results of Operations
Sales
The following tables summarize our sales activity for the 12 weeks ended June 19, 2010 (“second quarter 2010”), compared to the 12 weeks ended June 20, 2009 (“second quarter 2009”), and the 24 weeks ended June 19, 2010 (“year-to-date 2010”), compared to the 24 weeks ended June 20, 2009 (“year-to-date 2009”):

	Second quarter 2010		Second quarter 2009
		Percent of		Percent of	Increase/(Decrease)
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$574,179	49.7%	619,831	50.9%	(45,652)	(7.4%)
Military	456,588	39.6%	461,008	37.9%	(4,420)	(1.0%)
Retail	123,850	10.7%	135,755	11.2%	(11,905)	(8.8%)

Total Sales	$1,154,617	100.0%	1,216,594	100.0%	(61,977)	(5.1%)

	Year-to-date 2010		Year-to-date 2009
		Percent of		Percent of	Increase/(Decrease)
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$1,158,008	49.6%	1,221,811	51.8%	(63,803)	(5.2%)
Military	934,585	40.0%	871,256	37.0%	63,329	7.3%
Retail	241,717	10.4%	263,847	11.2%	(22,130)	(8.4%)

Total Sales	$2,334,310	100.0%	2,356,914	100.0%	(22,604)	(1.0%)

Total Company sales declined 5.1% during the second quarter 2010 as compared to the comparable prior year period. Excluding the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010, total Company sales declined 3.8% during the second quarter 2010.
Total Company sales declined 1.0% during year-to-date 2010 as compared to the comparable prior year period. However, excluding the additional sales of $59.4 million attributable to acquired military locations during the first quarter 2010 and the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010, total Company sales declined 2.8% during year-to-date 2010.
The decrease in food distribution sales for the second quarter 2010 of 7.4% is primarily attributable to a decrease in comparable sales to existing customers and the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010 which accounted for $16.2 million in sales during the second quarter 2009. Excluding the impact of this customer, food distribution sales declined 4.9%. The decrease in comparable sales to existing customers was partially attributable to deflation in certain product categories.
Food distribution sales declined 5.2% during year-to-date 2010 which is primarily attributable to a decrease in comparable sales to existing customers and the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010. Excluding the impact of this customer, food distribution sales declined 4.0%. The decrease in comparable sales to existing customers during year-to-date 2010 was partially attributable to deflation in certain product categories.

Military segment sales were down 1.0% during the second quarter 2010 as compared to the prior year, which was the result of weaker domestic sales, partially offset by an increase in overseas sales. Year-to-date military sales increased 7.3% in comparison to the prior year. However, excluding the additional sales attributable to the acquired locations during the first quarter 2010 of $59.4 million, year-to-date comparable military segment sales increased by 0.5% in comparison to the prior year. The comparable increase in year-to-date military segment sales is due to a 6.9% increase in sales overseas, which were partially offset by a 1.1% decline in domestic sales.
Domestic and overseas sales represented the following percentages of military segment sales. Note that the business acquired through the GSC acquisition services domestic military bases only.

	Second Quarter		Year-to-date
	2010	2009	2010	2009
Domestic	81.3%	81.9%	80.8%	80.7%
Overseas	18.7%	18.1%	19.2%	19.3%
Retail sales were down 8.8% and 8.4% during the second quarter and year-to-date 2010, respectively, as compared to the comparable prior year periods. Same store sales were down 4.3% and 4.0% during the second quarter and year-to-date 2010, respectively. Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods. In addition, we have closed four retail stores since the beginning of the second quarter 2009.
During the second quarters of 2010 and 2009, our corporate store count changed as follows:

	Second quarter	Second quarter
	2010	2009
Number of stores at beginning of period	54	57
New stores	—	1
Closed stores	—	(1)

Number of stores at end of period	54	57

During year-to-date 2010 and 2009, our corporate store count changed as follows:

	Year-to-date	Year-to-date
	2010	2009
Number of stores at beginning of period	54	57
New stores	—	1
Closed stores	—	(1)

Number of stores at end of period	54	57

Consolidated Gross Profit
Consolidated gross profit was 8.2% of sales for the second quarter 2010 compared to 8.1% of sales for the second quarter 2009. Our gross profit margin improved by 0.2% of sales during the second quarter, which was driven primarily by higher gross margin performance in our military segment. However, our overall gross profit margin was negatively affected by 0.1% of sales in the second quarter 2010 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2010 sales occurring in the military segment and a lower percentage in the retail and food distribution segments which have a higher gross profit margin.
Consolidated gross profit was 8.0% of sales for year-to-date 2010 compared to 8.2% of sales for the year-to-date 2009. Our overall gross profit margin was negatively affected by 0.3% of sales during year-to-date 2010 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2010 sales occurring in the military segment, due primarily to the GSC acquisition, and a lower percentage in the retail and food distribution segments which have a higher gross profit margin.

Consolidated Selling, General and Administrative Expenses
Consolidated SG&A for the second quarter 2010 was 5.4% of sales as compared to 5.6% of sales during the second quarter 2009. Our SG&A benefited by 0.1% of sales in the second quarter 2010 due to the sales mix shift between our business segments due to the higher level of military sales relative to the other business segments in 2009.
Consolidated SG&A for year-to-date 2010 was 5.5% of sales as compared to 5.8% of sales during year-to-date 2009. Our SG&A margin benefited by 0.3% of sales during year-to-date 2010 due to the sales mix shift between our business segments due to the higher level of military sales relative to the other business segments in 2009.
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
Depreciation and Amortization Expense
Depreciation and amortization expense was $8.2 million for the second quarter 2010 as compared to $9.4 million during the comparable prior year period. Depreciation and amortization expense was $16.8 million during year-to-date 2010 as compared to $18.7 million during year-to-date 2009. The decrease during the current year periods as compared to the prior year is attributable to lower depreciation and amortization expense in our food distribution and retail segments.
Interest Expense
Interest expense was $5.4 million for the second quarter 2010 compared to $5.8 million for the comparable prior year period. Average borrowing levels decreased from $385.6 million during the second quarter 2009 to $335.4 million during the second quarter 2010. The effective interest rate was 4.5% for both the second quarter 2010 and 2009. Interest expense was $10.6 million for year-to-date 2010 compared to $11.1 million for the comparable prior year period. Average borrowing levels decreased from $364.5 million during year-to-date 2009 to $325.2 million during year-to-date 2010. The effective interest rate was 4.6% for both year-to-date 2010 and 2009. Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.
The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”, originally issued as FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). Non-cash interest expense recognized under ASC 470-20 was $1.2 million and $1.1 million during the second quarter 2010 and 2009, respectively, and was $2.4 and $2.2 million for year-to-date 2010 and 2009, respectively. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC 470-20. The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.

Income Taxes
Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 40.4% and 40.8% for the second quarter 2010 and second quarter 2009, respectively. The effective income tax rate was 40.4% and 28.8% for year-to-date 2010 and 2009, respectively.
During the second quarter 2010, the Company filed claims with and received refunds from various tax authorities. Accordingly, the Company reported the effect of these discrete events in the second quarter of 2010. The effective rate for the second quarters differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income. We estimate the full year effective tax rate for 2010 will be approximately 40.6% which excludes the potential impact of discrete events.
Net Earnings
Net earnings for the second quarter 2010 were $10.7 million, or $0.81 per diluted share, as compared to net earnings of $9.5 million, or $0.72 per diluted share, in the second quarter 2009. Net earnings for year-to-date 2010 were $18.7 million, or $1.40 per diluted share, as compared to net earnings of $24.0 million, or $1.80 per diluted share, during year-to-date 2009. Net earnings in the periods presented in this report were affected by a number of events included in the discussion above that affected the comparability of results.
Liquidity and Capital Resources
The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	24 Weeks Ended
	June 19,	June 20,	Increase/
(In thousands)	2010	2009	(Decrease)

Net cash provided by operating activities	$17,679	10,791	6,888
Net cash used in investing activities	(9,817)	(83,437)	73,620
Net cash provided (used) by financing activities	(7,927)	72,671	(80,598)

Net change in cash and cash equivalents	$(65)	25	(90)

Cash provided by operating activities increased $6.9 million during year-to-date 2010 as compared to year-to-date 2009. A year-over-year decrease in accounts receivable of $31.7 million and a year-over-year increase in accrued expenses of $11.6 million contributed to the increase in cash provided by operating activities. However, these items were partially offset by a year-over-year increase in our investment in inventories of $16.0 million, a year-over-year decrease in accounts payable of $10.3 million, a year-over-year decrease in net earrings, after adjusting for reconciling items to convert it to net cash provided, of $5.8 million and a year-over-year decrease in income taxes payable of $4.9 million. The year-over-year decrease in accounts receivable was due primarily to a temporary timing difference related to our military accounts receivable billing cycle that has accelerated collections during year-to-date 2010 as compared to the comparable prior year period. The year-over-year increase in accrued expense was primarily attributable to higher bonus and profit sharing payments made during year-to-date 2009 as compared to year-to-date 2010.
Net cash used in investing activities decreased by $73.6 million during year-to-date 2010 as compared to the year-to-date 2009. Net cash used in investing activities for year-to-date 2010 consisted primarily of additions to property, plant and equipment of $10.4 million. During the year-to-date 2009 net cash used in investing activities consisted primarily of the GSC acquisition of $78.1 million and additions to property, plant and equipment of $5.6 million.
Cash provided by financing activities decreased by $80.6 million during year-to-date 2010 as compared to year-to-date 2009. During year-to-date 2010 cash used by financing activities consisted primarily of share repurchases of $15.2 million and dividend payments of $4.5 million, which were partially offset by net borrowings of revolving debt of $10.6 million. Cash provided by financing activities during year-to-date 2009 included net borrowings of revolving debt of $86.3 million, primarily due to the GSC acquisition, which were partially offset by a decrease in outstanding checks of $4.7 million, dividend payments of $4.6 million and payments of deferred financing costs of $2.7 million.

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
The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 1.75% as of June 19, 2010, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.
The credit agreement contains no financial covenants unless and until (i) the continuance of an event of default under the credit agreement, or (ii) the failure of us to maintain excess availability (a) greater than 10% of the borrowing base for more than two (2) consecutive business days or (b) greater than 7.5% of the borrowing base at any time, in which event, we must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0:1.0, which ratio shall continue to be tested each month thereafter until excess availability exceeds 10% of the borrowing base for 90 consecutive days.
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
At June 19, 2010, $193.1 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.2 million of outstanding letters of credit primarily supporting workers’ compensation obligations. We are currently in compliance with all covenants contained within the credit agreement.
Our Revolving Credit Facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.
Senior Subordinated Convertible Debt
We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility. Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013. After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes. See our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, for additional information.

Consolidated EBITDA (Non-GAAP Measurement)
The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the second quarters and year-to-date periods of 2010 and 2009 (amounts in thousands):

	2010	2009	2010	2009
	Qtr 2	Qtr 2	Year-to-Date	Year-to-Date
Net earnings	$10,714	9,538	$18,655	23,958
Income tax expense	7,252	6,576	12,641	9,682
Interest expense	5,366	5,840	10,624	11,144
Depreciation and amortization	8,170	9,372	16,755	18,707

EBITDA	31,502	31,326	58,675	63,491
LIFO charge	(321)	(287)	(361)	(287)
Lease reserves	(434)	—	(434)	1,066
Asset impairments	301	898	818	898
Share-based compensation	1,857	2,408	3,462	5,715
Subsequent cash payments on non-cash charges	(969)	(714)	(1,709)	(1,331)
Gain on acquisition of a business	—	—	—	(6,682)

Consolidated EBITDA	$31,936	33,631	$60,451	62,870

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
As of June 19, 2010, we had two outstanding interest rate swap agreements with notional amounts totaling $35.0 million as compared to $52.5 million as of June 20, 2009. The notional amounts of the two outstanding swaps are reduced as follows (amounts in thousands):

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
Critical Accounting Policies and Estimates
Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 24 weeks ended June 19, 2010.
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
On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three military food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas serving military commissaries and exchanges (“Business”). The acquisition of the Business represents a material change in the Company’s internal control over financial reporting since management’s last assessment. We have integrated policies, processes, people, technology and operations in relation to the Business. Management will continue to evaluate our internal control over financial reporting and will include the Business as a part of management’s next assessment of the Company’s internal control over financial reporting.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock the Company acquired during the second quarter of fiscal 2010:

			(c) Total number	(d) Maximum
			of shares	amount
	(a) Total		purchased as part	remaining that
	number of	(b) Average	of publicly	may be spent
	shares	price paid per	announced plans	under plans or
Period	purchased (1)	share (1)	or programs (1)	programs (1)
Period 4 (March 28, 2010 to April 24, 2010)	15,554	$33.99	15,554	$14,655,021
Period 5 (April 25, 2010 to May 22, 2010)	13,849	$35.54	13,849	$14,162,831
Period 6 (May 23, 2010 to June 19, 2010)	153,399	$35.83	153,399	$8,667,160

Total	182,802	$35.65	182,802

(1)	On November 10, 2009, our Board of Directors approved a share repurchase program to spend up to $25.0 million to purchase shares of the Company’s common stock. The program took effect on November 16, 2009 and will continue until the earlier to occur of (i) the date that the aggregate purchases under the program reach $25.0 million, or (ii) December 31, 2010.
ITEM 3. Defaults upon Senior Securities
None
ITEM 4. (Removed and Reserved).
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

NASH-FINCH COMPANY Registrant
Date: July 22, 2010	by	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: July 22, 2010	by	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended June 19, 2010

Exhibit		Method of
No.	Item	Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith