Form 10-Q
period 2010-10-09
NASH FINCH CO
filed 2010-11-16
CIK 69671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended October 9, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2010, 12,167,555 shares of Common Stock of the Registrant were outstanding.

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements
NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	16 Weeks Ended		40 Weeks Ended
	October 9,	October 10,	October 9,	October 10,
	2010	2009	2010	2009

Sales	$1,510,881	1,633,304	$3,845,191	3,990,218
Cost of sales	1,388,926	1,504,350	3,537,079	3,667,116

Gross profit	121,955	128,954	308,112	323,102

Other costs and expenses:
Selling, general and administrative	81,119	84,716	208,601	222,055
Gain on acquisition of a business	—	—	—	(6,682)
Gain on litigation settlement	—	(7,630)	—	(7,630)
Depreciation and amortization	10,883	12,592	27,638	31,299
Interest expense	7,123	7,621	17,747	18,765

Total other costs and expenses	99,125	97,299	253,986	257,807

Earnings before income taxes	22,830	31,655	54,126	65,295

Income tax expense	7,484	9,728	20,125	19,410

Net earnings	$15,346	21,927	$34,001	45,885

Net earnings per share:
Basic	$1.21	1.68	$2.64	3.53
Diluted	$1.18	1.64	$2.57	3.44

Declared dividends per common share	$0.18	0.18	$0.54	0.54

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,656	13,021	12,870	12,998
Diluted	13,038	13,377	13,223	13,344
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	October 9,	January 2,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$785	830
Accounts and notes receivable, net	271,489	250,767
Inventories	341,405	285,443
Prepaid expenses and other	13,188	11,410
Deferred tax asset, net	5,592	9,366

Total current assets	632,459	557,816

Notes receivable, net	21,498	23,343
Property, plant and equipment:
Property, plant and equipment	653,901	637,167
Less accumulated depreciation and amortization	(415,159)	(422,529)

Net property, plant and equipment	238,742	214,638

Goodwill	166,545	166,545
Customer contracts and relationships, net	18,803	21,062
Investment in direct financing leases	3,003	3,185
Other assets	11,090	12,947

Total assets	$1,092,140	999,536

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$3,170	4,438
Accounts and other payables	281,570	240,483
Accrued expenses	58,995	60,524
Income taxes payable	1,424	3,064

Total current liabilities	345,159	308,509

Long-term debt	299,363	257,590
Capitalized lease obligations	19,408	21,442
Deferred tax liability, net	23,057	19,323
Other liabilities	41,470	42,113
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock — no par value. Authorized 500 shares; none issued	—	—
Common stock — $1.66 2/3 par value. Authorized 50,000 shares, issued 13,676 and 13,675 shares, respectively	22,793	22,792
Additional paid-in capital	113,089	106,705
Common stock held in trust	(1,203)	(2,342)
Deferred compensation obligations	1,203	2,342
Accumulated other comprehensive loss	(10,415)	(10,756)
Retained earnings	288,893	261,821
Common stock in treasury, 1,508 and 863 shares, respectively	(50,677)	(30,003)

Total stockholders’ equity	363,683	350,559

Total liabilities and stockholders’ equity	$1,092,140	999,536

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	40 Weeks Ended
	October 9,	October 10,
	2010	2009
Operating activities:
Net earnings	$34,001	45,885
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on acquisition of a business	—	(6,682)
Gain on litigation settlement	—	(7,630)
Depreciation and amortization	27,638	31,299
Amortization of deferred financing costs	1,411	1,357
Non-cash convertible debt interest	4,058	3,753
Amortization of rebateable loans	3,074	3,133
Provision for bad debts	216	1,070
Provision for lease reserves	291	1,492
Deferred income tax expense (benefit)	7,510	(1,237)
Gain on sale of real estate and other	(423)	(1)
LIFO credit	(76)	(732)
Asset impairments	926	1,738
Share-based compensation	6,179	7,421
Deferred compensation	838	990
Other	(730)	(129)
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,593)	(38,921)
Inventories	(55,886)	(32,838)
Prepaid expenses	1,887	824
Accounts and other payables	14,407	23,294
Accrued expenses	(912)	(14,529)
Income taxes payable	(5,305)	946
Other assets and liabilities	(200)	1,795

Net cash provided by operating activities	16,311	22,298

Investing activities:
Disposal of property, plant and equipment	575	507
Additions to property, plant and equipment	(39,853)	(12,563)
Business acquired, net of cash	—	(78,056)
Loans to customers	(1,095)	(2,225)
Payments from customers on loans	1,703	3,411
Other	(400)	(154)

Net cash used in investing activities	(39,070)	(89,080)

Financing activities:
Proceeds of revolving debt	38,000	80,500
Dividends paid	(6,739)	(6,929)
Repurchase of Common Stock	(20,267)	—
Payments of long-term debt	(264)	(248)
Payments of capitalized lease obligations	(3,009)	(2,649)
Increase (decrease) in book overdraft	14,993	(1,346)
Payments of deferred financing costs	—	(2,706)
Other	—	196

Net cash provided by financing activities	22,714	66,818

Net increase (decrease) in cash and cash equivalents	(45)	36
Cash and cash equivalents:
Beginning of year	830	824

End of period	$785	860

Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by other payables	$8,500	—

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries
Notes to Consolidated Financial Statements
October 9, 2010
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
The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at October 9, 2010, and January 2, 2010, the results of operations for the 16 and 40 weeks ended October 9, 2010 (“third quarter 2010”), and October 10, 2009 (“third quarter 2009”), and changes in cash flows for the 40 weeks ended October 9, 2010, and October 10, 2009. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
A contingency of $0.3 million is included in the other long-term liabilities account in the table above related to a payment the Company would have been required to make in the event a purchase option was not exercised associated with the sublease of the Pensacola, FL facility prior to October 10, 2010. The Company determined the range of the potential loss was zero to $1.0 million and the acquisition date fair value of the contingency was $0.3 million based upon a probability-weighted discounted cash flow valuation technique. The Company exercised the purchase option during the third quarter 2010. The resulting gain recognized from the settlement of this contingency of $0.3 million is included on the Selling, general and administrative line on our Consolidated Statement of Income.
The Company recognized acquisition and integration costs of approximately $0.9 million during the third quarter 2009. Acquisition and integration costs were $0.7 million and $2.3 million during year-to-date 2010 and year-to-date 2009, respectively.
Sales of the Business included in the Consolidated Statement of Income for the third quarter 2010 and third quarter 2009 were $219.3 million and $229.2 million, respectively, and were $563.3 million and $508.4 million during year-to-date 2010 and 2009, respectively. Although the Company has made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company’s military segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business has had and will have on the Company’s net earnings. However, please refer to “Note 13-Segment Reporting” of this Form 10-Q for a comparison of military segment sales and profit for the third quarter and year-to-date periods of fiscal 2010 and 2009.
Supplemental pro forma financial information
The unaudited pro forma financial information in the table below combines the historical results for the Company and the historical results for the Business for the 40 weeks ended October 10, 2009. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the period presented or that will be achieved by the combined operations in the future.

40 Weeks Ended
(in thousands, except per share data)	October 10, 2009
Total revenues	$4,052,508
Net earnings	46,051
Basic earnings per share	3.54
Diluted earnings per share	3.45
Note 3 — Inventories
We use the LIFO method for valuation of a substantial portion of inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $73.0 million higher at October 9, 2010, and $73.1 million higher at January 2, 2010. We recorded a LIFO charge of $0.3 million during the third quarter 2010 as compared to a LIFO credit of $0.4 million during the third quarter 2009. During year-to-date 2010 and 2009 we recorded LIFO credits of $0.1 million and $0.7 million, respectively.

Note 4 — Share-Based Compensation
We account for share-based compensation awards in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income in the amount of $6.2 million during year-to-date 2010 versus $7.4 million during year-to-date 2009.
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
As of October 10, 2009, options to purchase 10,000 shares of common stock at a weighted average price of $35.36 per share were outstanding and exercisable under the 2000 Plan. As of October 9, 2010, no options are outstanding.
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
During year-to-date 2010 and fiscal year 2009, 123,128 and 108,696 units, respectively, were granted pursuant to our 2010 and 2009 LTIP. Depending on a comparison of the Company’s cumulative three-year actual EBITDA results to the cumulative three-year strategic plan EBITDA targets and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.
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
The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions — SARs Valuation	2008 Grants

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years
The following table summarizes activity in our share-based compensation plans during the year-to-date period 2010:

		Weighted		Weighted
		Average	Performance	Average
		Remaining	Based Grants	Remaining
	Service Based	Restriction/	(LTIP &	Restriction/
	Grants (Board	Vesting Period	Performance	Vesting Period
(in thousands, except vesting periods)	Units and RSUs)	(Years)	RSUs)	(Years)

Outstanding at January 2, 2010	606.8	1.0	408.1	1.0
Granted	33.1		123.6
Forfeited/cancelled	—		(8.3)
Restrictions lapsed/ units settled	(35.6)		(102.1)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares*	39.8		150.0

Outstanding at October 9, 2010	644.1	0.7	571.3	0.9

Exercisable/unrestricted at January 2, 2010	273.6		170.6

Exercisable/unrestricted at October 9, 2010	313.4		218.5

*	“Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

Weighted
	Stock	Average
	Appreciation	Base/Exercise
(in thousands, except per share amounts)	Rights	Price Per SAR

Outstanding at January 2, 2010	267.3	$38.44
Granted	—
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at October 9, 2010	267.3	38.44

Exercisable/unrestricted at January 2, 2010	—

Exercisable/unrestricted at October 9, 2010	—

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during year-to-date 2010 was $35.78 and $35.75, respectively.

Note 5 — Fair Value Measurements
ASC Topic 820 (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about financial and non-financial assets and liabilities recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements.
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
Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of October 9, 2010, we have recorded a fair value liability of $0.6 million in relation to our outstanding interest rate swap agreements as compared to $1.1 million as of January 2, 2010, which is included in accrued expenses on our Consolidated Balance Sheet.
Other Financial Assets and Liabilities
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.
The fair value of notes receivable approximates the carrying value at October 9, 2010 and January 2, 2010. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.
Long-term debt, which includes the current maturities of long-term debt, at October 9, 2010, had a carrying value and fair value of $300.0 million and $296.9 million, respectively, and at January 2, 2010, had a carrying value and fair value of $258.2 million and $255.0 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
We account for the impairment of long-lived assets in accordance with ASC Subtopic 360-10-35. During the third quarter 2010 we recognized asset impairments of $0.1 million as compared to asset impairment of $0.8 million during the third quarter 2009. For year-to-date 2010 and 2009 assets impairments were $0.9 million and $1.7 million, respectively. We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.
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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. As of October 9, 2010, and January 2, 2010, we had recorded a fair value liability of $0.6 million and $1.1 million, respectively, which are included in accrued expenses in our Consolidated Balance Sheet. Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Our two outstanding interest rate swaps have been considered effective in accordance with ASC 815 since they began during fiscal 2008.
Our interest rate swap agreements resulted in net payments of approximately $0.3 million and $0.5 million during the third quarters of fiscal 2010 and 2009, respectively, and resulted in net payments of $0.9 million and $1.2 million during year-to-date 2010 and year-to-date 2009, respectively, which are included in interest expense on our Consolidated Statement of Income.
As of October 9, 2010, we had two outstanding interest rate swap agreements with notional amounts totaling $35.0 million as compared to $52.5 million as of October 10, 2009. The notional amounts of the two outstanding swaps are reduced as follows (amounts in thousands):

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
Note 7 — Other Comprehensive Income
Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to ASC 815. The components of comprehensive income are as follows:

	16 Weeks Ended				Year-to-date Ended
	October 9,		October 10,		October 9,		October 10,
(In thousands)	2010		2009		2010		2009

Net earnings	$15,346		21,927		34,001		45,885
Change in fair value of derivatives, net of tax	154	(1)	23	(2)	341	(3)	302	(4)

Comprehensive income	$15,500		21,950		34,342		46,187

(1)	Net of tax of $99.

(2)	Net of tax of $15.

(3)	Net of tax of $218.

(4)	Net of tax of $193.
The gain reported in other comprehensive income during the third quarter and year-to-date periods of 2010 and 2009 reflect a change in fair value of our outstanding interest rate swap agreements during the respective periods. During the third quarter and year-to-date periods of 2010 and 2009, our outstanding interest rate swap agreements were designated as cash flow hedges. Please refer to “Note 6 — Derivatives” of this Form 10-Q for information related to our interest rate swap agreements.

Note 8 — Long-term Debt and Bank Credit Facilities
Total debt outstanding was comprised of the following:

	October 9,	January 2,
(In thousands)	2010	2010

Asset-backed credit agreement:
Revolving credit	$162,100	124,100
Senior subordinated convertible debt, 3.50% due in 2035	135,422	131,364
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	2,170	2,365
Notes payable and mortgage notes, 7.95% due in various installments through 2013	319	388

Total debt	300,011	258,217
Less current maturities	(648)	(627)

Long-term debt	$299,363	257,590

Asset-backed Credit Agreement
Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”). Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million. The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of October 9, 2010, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. As of October 9, 2010, $157.6 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $20.3 million of outstanding letters of credit primarily supporting workers’ compensation obligations and real estate purchases.
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

Note 9 — Guarantees
We have guaranteed debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($10.4 million as of October 9, 2010, as compared to $13.5 million as of January 2, 2010), which would be due in accordance with the underlying agreements.
We have entered into debt and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 (“ASC 460”). ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $7.6 million, which is included in the $10.4 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $1.0 million is included in the accompanying consolidated financial statements for the guarantees accounted for under ASC 460. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC 460.
We have also assigned various leases to other entities. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $9.5 million as of October 9, 2010 as compared to $8.0 million as of January 2, 2010.
Note 10 — Income Taxes
For the third quarter 2010 and 2009 our tax expense was $7.5 million and $9.7 million, respectively. Year-to-date 2010 and 2009 tax expense was $20.1 million and $19.4 million, respectively.
The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The third quarter 2010 effective tax rate was impacted by the reversal of previously unrecognized tax benefits primarily due to statute of limitations expirations. For the third quarter 2009, the effective tax rate was reflective of the effects from the settlement of 2009 uncertain tax positions including the release of certain income tax contingency reserves related to these discrete events. Additionally, the third quarter 2009 reflects the one time tax effect on the gain from the settlement of the legal litigation with Roundy’s. For the third quarter 2010 and 2009, the effective tax rate was 32.8% and 30.7%, respectively.
The total amount of unrecognized tax benefits as of end of the third quarter 2010 was $11.6 million. The net decrease in unrecognized tax benefits of $1.7 million since June 19, 2010 was due to a $2.4 million decrease in the unrecognized tax benefits relating to expiration of the statute of limitations. This was offset by a $0.7 million increase in unrecognized tax benefits as a result of tax positions taken in prior periods. The total amount of tax benefits that if recognized would impact the effective tax rate was $3.9 million at the end of the third quarter 2010. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. At the end of the third quarter 2010, we had approximately $1.7 million for the payment of interest and penalties accrued.
During the next 12 months, the Company anticipates the federal and various state and local statutes of limitation to expire. Due to the uncertain response of the taxing authorities, an estimate of the range of possible outcomes cannot be reasonably estimated at this time. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2006 and prior. We are currently under audit by the Internal Revenue Service for our fiscal year 2008.

Note 11 — Pension and Other Postretirement Benefits
The following tables present the components of our pension and postretirement net periodic benefit cost:
16 Weeks Ended October 9, 2010, and October 10, 2009:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009

Interest cost	$680	716	12	15
Expected return on plan assets	(570)	(551)	—	—
Amortization of prior service cost	—	—	(9)	(25)
Recognized actuarial loss (gain)	431	422	(2)	(2)

Net periodic benefit cost	$541	587	1	(12)

40 Weeks Ended October 9, 2010, and October 10, 2009:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009

Interest cost	$1,701	1,790	30	37
Expected return on plan assets	(1,427)	(1,377)	—	—
Amortization of prior service cost	—	—	(23)	(63)
Recognized actuarial loss (gain)	1,078	1,054	(5)	(4)

Net periodic benefit cost	$1,352	1,467	2	(30)

Weighted-average assumptions used to determine net periodic benefit cost for the first three quarters of 2010 and first three quarter of 2009 were as follows:

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

Note 12— Earnings Per Share
The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter Ended		Year-to-Date Ended
	October 9,	October 10,	October 9,	October 10,
(In thousands, except per share amounts)	2010	2009	2010	2009

Net earnings	$15,346	21,927	34,001	45,885

Net earnings per share-basic:
Weighted-average shares outstanding	12,656	13,021	12,870	12,998

Net earnings per share-basic	$1.21	1.68	2.64	3.53

Net earnings per share-diluted:
Weighted-average shares outstanding	12,656	13,021	12,870	12,998
Dilutive impact of options	—	—	—	1
Shares contingently issuable	382	356	353	345

Weighted-average shares and potential dilutive shares outstanding	13,038	13,377	13,223	13,344

Net earnings per share-diluted	$1.18	1.64	2.57	3.44

Anti-dilutive options excluded from calculation (weighted-average amount for period)	—	10	—	5
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
During the second quarter 2010 and 2009, performance units granted under the 2007 LTIP Plan and 2006 LTIP Plan, respectively, were settled in shares of common stock, some of which were deferred by executives as required by the plans. Vested shares deferred by executives are included in the calculation of basic earnings per share. Other performance units and RSUs granted during 2007, 2008, 2009 and 2010 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260. Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the third quarter 2010, approximately 170,000 shares related to the LTIP and 212,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 201,000 shares related to the LTIP and 155,000 shares related to RSUs during the third quarter 2009. For year-to-date 2010, approximately 142,000 shares related to the LTIP and 211,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to 190,000 shares related to the LTIP and 155,000 shares related to RSUs during year-to-date 2009.

Note 13 — Segment Reporting
We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments. Our food distribution segment consists of 14 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers. During the third quarter 2010, we closed our food distribution center in Bridgeport, Michigan. The military segment consists primarily of six distribution centers that distribute products exclusively to military commissaries and exchanges. During the third quarter 2010, our military distribution center in Columbus, Georgia, which is now included in the six distribution centers noted above, became operational. Excluded from the military distribution center totals are three military distribution centers we purchased during the third quarter 2010 in Bloomington, Indiana and Oklahoma City, Oklahoma. The Bloomington, Indiana facility is scheduled to become operational during the fourth fiscal quarter of 2010 while Oklahoma City, Oklahoma, which consists of two adjacent properties, is scheduled to become operational during fiscal 2012. The retail segment consists of 53 corporate-owned stores that sell directly to the consumer. We closed one retail store during the third quarter 2010.
In fiscal 2010, the Company revised its calculation of segment profit and unallocated corporate overhead to present segment profitability on a fully-allocated basis, with the exception of costs associated with corporate debt and other discrete items as shown in the “as adjusted” columns below. In addition, LIFO expenses or credits are now allocated to the business segments. Management believes the revised calculation of segment profit more accurately represents the operating profitability of the reporting segments, on a pre-tax basis. The revision had no impact on the Company’s consolidated financial statements in any period presented. Previously, interest expense was included in unallocated corporate overhead. Certain prior year amounts shown below have been revised to conform to the current year presentation. Amounts related to fiscal 2009 periods after the third quarter will be revised as shown the next time those periods are presented.

	3rd Quarter 2009		4th Quarter 2009
	Segment profit		Segment profit
	As	As	As	As
(In thousands)	adjusted	reported	adjusted	reported

Food Distribution	$15,181	27,302	11,495	20,611
Military	13,448	15,183	10,146	11,400
Retail	1,937	5,882	(1,449)	2,381

Total segment profit	30,566	48,367	20,192	34,392

Adjustment of inventory to LIFO	—	445	—	2,301
Gain on acquisition of a business	—	—	—	—
Gain on litigation settlement	7,630	7,630	—	—
Goodwill impairment	—	—	(50,927)	(50,927)
Special charge	—	—	(6,020)	(6,020)
Interest	(6,541)	—	(4,790)	—
Unallocated corporate overhead	—	(24,787)	—	(21,291)

Earnings before income taxes	$31,655	31,655	(41,545)	(41,545)

	3rd Quarter 2009
	Year-to-date		Fiscal 2009
	Segment profit		Segment profit
	As	As	As	As
(In thousands)	adjusted	reported	adjusted	reported

Food Distribution	$31,671	67,505	43,166	88,116
Military	32,774	38,317	42,920	49,717
Retail	2,676	13,507	1,227	15,888

Total segment profit	67,121	119,329	87,313	153,721

Adjustment of inventory to LIFO	—	732	—	3,033
Gain on acquisition of a business	6,682	6,682	6,682	6,682
Gain on litigation settlement	7,630	7,630	7,630	7,630
Goodwill impairment	—	—	(50,927)	(50,927)
Special charge	—	—	(6,020)	(6,020)
Interest	(16,138)	—	(20,928)	—
Unallocated corporate overhead	—	(69,078)	—	(90,369)

Earnings before income taxes	$65,295	65,295	23,750	23,750

A summary of the major segments of the business is as follows:

	Third Quarter Ended
	October 9, 2010			October 10, 2009
	Sales from	Inter-		Sales from	Inter-
	external	segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$731,503	78,439	12,848	818,202	90,231	15,181
Military	620,822	—	12,822	637,056	—	13,448
Retail	158,556	—	2,824	178,046	—	1,937
Eliminations	—	(78,439)	—	—	(90,231)	—

Total	$1,510,881	—	28,494	1,633,304	—	30,566

	Year-to-Date Ended
	October 9, 2010			October 10, 2009
	Sales from	Inter-		Sales from	Inter-
	external	segment	Segment	external	segment	Segment
(In thousands)	customers	sales	profit	customers	sales	profit

Food Distribution	$1,889,511	198,092	27,228	2,040,013	224,000	31,671
Military	1,555,407	—	36,157	1,508,312	—	32,774
Retail	400,273	—	5,440	441,893	—	2,676
Eliminations	—	(198,092)	—	—	(224,000)	—

Total	$3,845,191	—	68,825	3,990,218	—	67,121

Reconciliation to Consolidated Statements of Income:

	Third Quarter Ended		Year-to-Date Ended
	October 9,	October 10,	October 9,	October 10,
(In thousands)	2010	2009	2010	2009

Total segment profit	$28,494	30,566	68,825	67,121
Unallocated amounts:
Gain on acquisition of a business	—	—	—	6,682
Gain on litigation settlement	—	7,630	—	7,630
Interest	(5,664)	(6,541)	(14,699)	(16,138)

Earnings before income taxes	$22,830	31,655	54,126	65,295

Note 14 — Share Repurchase
On November 10, 2009, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $25.0 million to purchase shares of the Company’s common stock. The program took effect on November 16, 2009, and will continue until the earlier to occur of (i) the date that the aggregate purchases under the program reach $25.0 million, or (ii) December 31, 2010. During the third quarter 2010, we repurchased a total of 141,023 shares for $5.0 million, at an average price per share of $35.11 and during year-to-date 2010, we have repurchased 582,735 shares for $20.3 million, at an average price per share of $34.78. Since the program’s inception, we have repurchased a total of 613,455 shares for $21.3 million, at an average price per share of $34.70. The average prices per share referenced above include commissions.
Note 15 — Military Real Estate Purchases
During the third quarter 2010, we purchased three properties for the expansion of our military food distribution business in Bloomington, Indiana and Oklahoma City, Oklahoma. The Bloomington, Indiana facility is approximately 303,000 square feet and Oklahoma City, Oklahoma consists of two adjacent properties with 538,000 combined square feet. In addition, we exercised an option to purchase the real estate of our existing military food distribution facility in Pensacola, Florida for $9.5 million, which had previously been leased.
We utilized our Revolving Credit Facility to finance the purchase of the facilities in Bloomington, Indiana and Oklahoma City, Oklahoma for a combined total of $16.0 million. We made a $1.0 million earnest money payment to the sellers of the Pensacola, Florida facility at the time we exercised the purchase option with the remaining $8.5 million included on the accounts and other payables line on our Consolidated Balance Sheet.
Note 16 — Legal Proceedings
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
Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to approximately 1,700 independent retail locations located in 28 states across the United States. Several of our distribution centers also distribute products to military commissaries and exchanges located in their respective geographic areas. During the third quarter of fiscal 2010 we closed our Bridgeport, Michigan food distribution center.
Our military segment contracts with manufacturers and food brokers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States and the District of Columbia, and in Europe, Puerto Rico, Cuba, the Azores and Egypt. We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges. On January 31, 2009, we completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida, and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities (“GSC acquisition”). On December 1, 2009, we announced our purchase of a facility in Columbus, Georgia, which began servicing military commissaries and exchanges in the third fiscal quarter of 2010. During the third quarter of fiscal 2010, we three purchased facilities in Bloomington, Indiana and Oklahoma City, Oklahoma. We anticipate the Bloomington, Indiana facility will begin servicing military commissaries and exchanges during the fourth fiscal quarter of 2010 and the two adjacent facilities in Oklahoma City, Oklahoma will become operational in fiscal 2012.

Our retail segment operated 53 corporate-owned stores primarily in the Upper Midwest as of October 9, 2010. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed one retail store in 2010 and four retail stores in 2009. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.
Results of Operations
Sales
The following tables summarize our sales activity for the 16 weeks ended October 9, 2010 (“third quarter 2010”), compared to the 16 weeks ended October 10, 2009 (“third quarter 2009”), and the 40 weeks ended October 9, 2010 (“year-to-date 2010”), compared to the 40 weeks ended October 10, 2009 (“year-to-date 2009”):

	Third quarter 2010		Third quarter 2009
		Percent of		Percent of	Increase/(Decrease)
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$731,503	48.4%	818,202	50.1%	(86,699)	(10.6%)
Military	620,822	41.1%	637,056	39.0%	(16,234)	(2.5%)
Retail	158,556	10.5%	178,046	10.9%	(19,490)	(10.9%)

Total Sales	$1,510,881	100.0%	1,633,304	100.0%	(122,423)	(7.5%)

	Year-to-date 2010		Year-to-date 2009
		Percent of		Percent of	Increase/(Decrease)
(In thousands)	Sales	Sales	Sales	Sales	$	%
Segment Sales:
Food Distribution	$1,889,511	49.1%	2,040,013	51.1%	(150,502)	(7.4%)
Military	1,555,407	40.5%	1,508,312	37.8%	47,095	3.1%
Retail	400,273	10.4%	441,893	11.1%	(41,620)	(9.4%)

Total Sales	$3,845,191	100.0%	3,990,218	100.0%	(145,027)	(3.6%)

Total Company sales declined 7.5% during the third quarter 2010 as compared to the comparable prior year period. Excluding the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010, total Company sales declined 4.9% during the third quarter 2010.
Total Company sales declined 3.6% during year-to-date 2010 as compared to the comparable prior year period. However, excluding the additional sales of $59.4 million attributable to acquired military locations during the first quarter 2010 and the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010, total Company sales declined 3.7% during year-to-date 2010.
The decrease in food distribution sales for the third quarter 2010 of 10.6% is primarily attributable to the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010 which accounted for $44.6 million in sales during the third quarter 2009 and a decline in comparable sales to existing customers. Excluding the impact of the customer transition, food distribution sales declined 5.4%. The decrease in comparable sales to existing customers was partially attributable to deflation in certain product categories.

Food distribution sales declined 7.4% during year-to-date 2010 which is primarily attributable to a decrease in comparable sales to existing customers and the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010 which accounted for $60.8 million during year-to-date 2009. Excluding the impact of this customer, food distribution sales declined 4.5%. The decrease in comparable sales to existing customers during year-to-date 2010 was partially attributable to deflation in certain product categories.
Military segment sales were down 2.5% during the third quarter 2010 as compared to the prior year, primarily due to timing differences between the quarters relating to export shipments and to a lesser extent from a reduction in domestic sales promotions. Domestic sales declined 1.6% decline while overseas sales declined 6.3% as compared to the comparable prior year quarter.
Year-to-date military sales increased 3.1% in comparison to the prior year. However, excluding the additional sales attributable to the acquired locations during the first quarter 2010 of $59.4 million, year-to-date comparable military segment sales decreased by 0.8% in comparison to the prior year. The comparable decrease in year-to-date military segment sales is due to a 1.3% decrease in domestic sales which was partially offset by a 1.3% increase in sales overseas.
Domestic and overseas sales represented the following percentages of military segment sales. Note that the business acquired through the GSC acquisition services domestic military bases only.

	Third Quarter		Year-to-date
	2010	2009	2010	2009
Domestic	81.2%	80.4%	81.0%	80.6%
Overseas	18.8%	19.6%	19.0%	19.4%
Retail sales were down 10.9% and 9.4% during the third quarter and year-to-date 2010, respectively, as compared to the comparable prior year periods. Same store sales were down 6.3% and 4.9% during the third quarter and year-to-date 2010, respectively. Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods. In addition, we have closed four retail stores since the beginning of the third quarter 2009.
During the third quarters of 2010 and 2009, our corporate store count changed as follows:

	Third quarter	Third quarter
	2010	2009
Number of stores at beginning of period	54	57
Closed stores	(1)	—

Number of stores at end of period	53	57

During year-to-date 2010 and 2009, our corporate store count changed as follows:

	Year-to-date	Year-to-date
	2010	2009
Number of stores at beginning of period	54	57
New stores	—	1
Closed stores	(1)	(1)

Number of stores at end of period	53	57

Consolidated Gross Profit
Consolidated gross profit was 8.1% of sales for the third quarter 2010 compared to 7.9% of sales for the third quarter 2009. Our gross profit margin improved by 0.3% of sales during the third quarter, which was driven primarily by higher gross margin performance in our food distribution and military segments. However, our overall gross profit margin was negatively affected by 0.1% of sales in the third quarter 2010 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2010 sales occurring in the military segment which have a lower gross profit margin than the retail and food distribution segments.
Consolidated gross profit was 8.0% of sales for year-to-date 2010 compared to 8.1% of sales for the year-to-date 2009. Our overall gross profit margin was negatively affected by 0.2% of sales during year-to-date 2010 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2010 sales occurring in the military segment, due primarily to the GSC acquisition, which have a lower gross profit margin than the retail and food distribution segments. However, the impact of the sales mix shift was partially offset by higher gross margin performance in our food distribution and military segments.
Consolidated Selling, General and Administrative Expenses
Consolidated SG&A for the third quarter 2010 was 5.4% of sales as compared to 5.2% of sales during the third quarter 2009. Our SG&A was negatively impacted by year-over-year increases in non-cash stock compensation of $1.0 million, employee insurance costs of $0.7 million and $0.7 million in workers compensation claim costs, or in total 0.2% of sales. However, our SG&A benefited by 0.1% of sales during the third quarter 2010 due to the sales mix shift between our business segments due to the higher level of military sales relative to the other business segments in 2009.
Consolidated SG&A for year-to-date 2010 was 5.4% of sales as compared to 5.6% of sales during year-to-date 2009. Our SG&A margin benefited by 0.2% of sales during year-to-date 2010 due to the sales mix shift between our business segments due to the higher level of military sales relative to the other business segments in 2009.
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
Gain on Litigation Settlement
A gain of $7.6 million was recognized in the third quarter 2009 related to the settlement of litigation in connection with our 2005 acquisition of certain distribution centers and other assets from Roundy’s Supermarkets, Inc. A more detailed discussion of this litigation settlement is contained in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.
Depreciation and Amortization Expense
Depreciation and amortization expense was $10.9 million for the third quarter 2010 as compared to $12.6 million during the comparable prior year period. Depreciation and amortization expense was $27.6 million during year-to-date 2010 as compared to $31.3 million during year-to-date 2009. The decrease during the current year periods as compared to the prior year is attributable to lower depreciation and amortization expense in our food distribution and retail segments.
Interest Expense
Interest expense was $7.1 million for the third quarter 2010 compared to $7.6 million for the comparable prior year period. Average borrowing levels decreased from $357.9 million during the third quarter 2009 to $323.4 million during the third quarter 2010. The effective interest rate was 4.6% for the third quarter 2010 as compared to 4.7% for the third quarter 2009. Interest expense was $17.7 million for year-to-date 2010 compared to $18.8 million for the comparable prior year period. Average borrowing levels decreased from $361.9 million during year-to-date 2009 to $324.5 million during year-to-date 2010. The effective interest rate was 4.6% for both year-to-date 2010 and 2009. Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”). Non-cash interest expense recognized under ASC 470-20 was $1.6 million and $1.5 million during the third quarter 2010 and 2009, respectively, and was $4.1 and $3.8 million for year-to-date 2010 and 2009, respectively. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC 470-20. The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.
Income Taxes
Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or to changes in tax laws and regulations. The effective income tax rate was 32.8% and 30.7% for the third quarter 2010 and third quarter 2009, respectively. The effective income tax rate was 37.2% and 29.7% for year-to-date 2010 and 2009, respectively.
During the third quarter of 2010, various federal, state and local statutes of limitations expired. During the third quarter 2009, the Company filed claims with and received refunds from various tax authorities. Accordingly, the Company reported the effect of these discrete events in the third quarters 2010 and 2009, respectively. The lower effective tax rate for the third quarter 2010 and 2009 are reflective of the results from the reversal, refunds and the settlement of uncertain tax positions. The effective rate for the third quarters differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income. We estimate the full year effective tax rate for 2010 will be approximately 38.2% which excludes the potential impact of discrete events.
Net Earnings
Net earnings for the third quarter 2010 were $15.3 million, or $1.18 per diluted share, as compared to net earnings of $21.9 million, or $1.64 per diluted share, in the third quarter 2009. Net earnings for year-to-date 2010 were $34.0 million, or $2.57 per diluted share, as compared to net earnings of $45.9 million, or $3.44 per diluted share, during year-to-date 2009. Net earnings in the periods presented in this report were affected by a number of events included in the discussion above that affected the comparability of results.
Liquidity and Capital Resources
The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	40 Weeks Ended
	October 9,	October 10,	Increase/
(In thousands)	2010	2009	(Decrease)

Net cash provided by operating activities	$16,311	22,298	(5,987)
Net cash used in investing activities	(39,070)	(89,080)	50,010
Net cash provided by financing activities	22,714	66,818	(44,104)

Net change in cash and cash equivalents	$(45)	36	(81)

Cash provided by operating activities decreased $6.0 million during year-to-date 2010 as compared to year-to-date 2009. A year-over-year increase in our investment in inventories of $23.0 million, a year-over-year decrease in accounts payable of $8.9 million and a year-over-year decrease in income taxes payable of $6.3 million were the primary factor contributions to the decline in cash provided by operating activities as compared to the prior year. However, these items were partially offset by a year-over-year decrease in accounts receivable of $16.3 million and a year-over-year increase in accrued expenses of $13.6 million. The year-over-year increase in our investment in inventories is primarily attributable to our new military food distribution in Columbus, Georgia becoming operational during the third quarter 2010. The year-over-year decrease in accounts receivable was due primarily to a temporary timing difference related to our military accounts receivable billing cycle that has accelerated collections during year-to-date 2010 as compared to the comparable prior year period. The year-over-year increase in accrued expense was primarily attributable to higher bonus and profit sharing payments made during year-to-date 2009 as compared to year-to-date 2010.

Net cash used in investing activities decreased by $50.0 million during year-to-date 2010 as compared to the year-to-date 2009. Net cash used in investing activities for year-to-date 2010 consisted primarily of additions to property, plant and equipment of $39.9 million. The additions to property, plant and equipment during year-to-date 2010 consisted primarily of expansion activities associated with our military distribution business, including the purchase of new facilities in Bloomington, Indiana and Oklahoma City, Oklahoma during the third quarter 2010 and the addition of fixtures and equipment and conversion activities associated with our Columbus, Georgia facility, which was purchased in December 2009 and became operational during the third quarter 2010. During the year-to-date 2009, net cash used in investing activities consisted primarily of the GSC acquisition of $78.1 million and additions to property, plant and equipment of $12.6 million.
Cash provided by financing activities decreased by $44.1 million during year-to-date 2010 as compared to year-to-date 2009. During year-to-date 2010, cash provided by financing activities consisted primarily of proceeds of revolving debt of $38.0 million and an increase in outstanding checks of $15.0 million, which were partially offset by share repurchases of $20.3 million and dividend payments of $6.7 million. Cash provided by financing activities during year-to-date 2009 included net borrowings of revolving debt of $80.5 million, primarily due to the GSC acquisition, which was partially offset by dividend payments of $6.9 million and payments of deferred financing costs of $2.7 million.
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
The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of October 9, 2010, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.
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

At October 9, 2010, $157.6 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $20.3 million of outstanding letters of credit primarily supporting workers’ compensation obligations and real estate purchases. We are currently in compliance with all covenants contained within the credit agreement.
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
Consolidated EBITDA (Non-GAAP Measurement)
The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the third quarters and year-to-date periods of 2010 and 2009 (amounts in thousands):

	2010	2009	2010	2009
	Qtr 3	Qtr 3	Year-to-Date	Year-to-Date
Net earnings	$15,346	21,927	$34,001	45,885
Income tax expense	7,484	9,728	20,125	19,410
Interest expense	7,123	7,621	17,747	18,765
Depreciation and amortization	10,883	12,592	27,638	31,299

EBITDA	40,836	51,868	99,511	115,359
LIFO charge (credit)	285	(445)	(76)	(732)
Lease reserves	725	425	291	1,491
Asset impairments	108	840	926	1,738
Gains on sale of real estate	—	(54)	—	(54)
Share-based compensation	2,717	1,706	6,179	7,421
Subsequent cash payments on non-cash charges	(578)	(712)	(2,287)	(2,043)
Gain on acquisition of a business	—	—	—	(6,682)
Gain on litigation settlement	—	(7,630)	—	(7,630)
Settlement of pre-acquisition contingency	(310)	—	(310)	—

Consolidated EBITDA	$43,783	45,998	$104,234	108,868

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
The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. As of October 9, 2010, and January 2, 2010, we had recorded a fair value liability of $0.6 million and $1.1 million, respectively, which was included in accrued expenses in our Consolidated Balance Sheet. Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Our two outstanding interest rate swaps have been considered effective in accordance with ASC 815 since they began during fiscal 2008.
Our interest rate swap agreements resulted in net payments of approximately $0.3 million and $0.5 million during the third quarters of fiscal 2010 and 2009, respectively, and resulted in net payments of approximately $0.9 million and $1.2 million during year-to-date 2010 and year-to-date 2009, respectively, which are included in interest expense on our Consolidated Statement of Income.
As of October 9, 2010, we had two outstanding interest rate swap agreements with notional amounts totaling $35.0 million as compared to $52.5 million as of October 10, 2009. The notional amounts of the two outstanding swaps are reduced as follows (amounts in thousands):

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
Critical Accounting Policies and Estimates
Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.” There have been no material changes to these policies or the estimates used in connection therewith during the 40 weeks ended October 9, 2010.
Recently Adopted and Proposed Accounting Standards
In June 2009, the FASB issued amendments to ASC Topic 810 (“ASC 810”), which addresses the elimination of the concept of a qualifying special purpose entity. The amended guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the amended guidance provides more timely and useful information about an enterprise’s involvement with a variable interest entity. Effective January 3, 2010, we adopted the amended provisions of ASC 810 which had no impact on our consolidated financial statements.
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
There were changes, as noted below, in our internal control over financial reporting that occurred during the period covered by this quarterly report that materially affected our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about shares of common stock the Company acquired during the third quarter of fiscal 2010:

			(c) Total number	(d) Maximum
			of shares	amount
	(a) Total		purchased as part	remaining that
	number of	(b) Average	of publicly	may be spent
	shares	price paid per	announced plans	under plans or
Period	purchased (1)	share (1)	or programs (1)	programs (1)
Period 7 (June 20, 2010 to July 17, 2010)	141,023	$35.11	141,023	$3,715,744

(1)	On November 10, 2009, our Board of Directors approved a share repurchase program to spend up to $25.0 million to purchase shares of the Company’s common stock. The program took effect on November 16, 2009 and will continue until the earlier to occur of (i) the date that the aggregate purchases under the program reach $25.0 million, or (ii) December 31, 2010. Since the program’s inception, we have repurchased a total of 613,455 shares for $21.3 million, at an average price per share of $34.70.
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

NASH-FINCH COMPANY Registrant
Date: November 16, 2010	by:	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: November 16, 2010	by:	/s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY
EXHIBIT INDEX TO QUARTERLY REPORT
ON FORM 10-Q
For the Quarter Ended October 9, 2010

Exhibit		Method of
No.	Item	Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith