Form 10-K
period 2011-01-01
NASH FINCH CO
filed 2011-03-03
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 1, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to                     .
Commission file number: 0-785
NASH-FINCH COMPANY
(Exact name of Registrant as specified in its charter)

Delaware	41 -0431960
(State of Incorporation)	(I.R.S. Employer Identification No.)

7600 France Avenue South	55440-0355
P.O. Box 355	(Zip Code)
Minneapolis, Minnesota
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
Do not check if a smaller reporting company.
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 19, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $450,761,160, based on the last reported sale price of $36.37 on that date on NASDAQ.
As of February 22, 2011, 12,108,622 shares of Common Stock of the Registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2011 (the “2011 Proxy Statement”) are incorporated by reference into Part III of this report, as specifically set forth in Part III.

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
Forward-Looking Information
     This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements that relate to trends and events that may affect our future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The statements in this report that are not historical in nature, particularly those that use terms such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe” or “plan,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause material differences include the following:
•	the effect of competition on our food distribution, military and retail businesses;

•	general sensitivity to economic conditions, including the uncertainty related to the current state of the economy in the U.S. and worldwide economic slowdown; disruptions to the credit and financial markets in the U.S. and worldwide; changes in market interest rates; continued volatility in energy prices and food commodities;

•	macroeconomic and geopolitical events affecting commerce generally;

•	changes in consumer buying and spending patterns;

•	our ability to identify and execute plans to expand our food distribution, military and retail operations;

•	possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action and funding levels;

•	our ability to identify and execute plans to improve the competitive position of our retail operations;

•	the success or failure of strategic plans, new business ventures or initiatives;

•	our ability to successfully integrate and manage current or future businesses we acquire, including the ability to manage credit risks and retain the customers of those operations;

•	changes in credit risk from financial accommodations extended to new or existing customers;

•	significant changes in the nature of vendor promotional programs and the allocation of funds among the programs;

•	limitations on financial and operating flexibility due to debt levels and debt instrument covenants;

•	legal, governmental, legislative or administrative proceedings, disputes, or actions that result in adverse outcomes;

•	failure of our internal control over financial reporting;

•	changes in accounting standards;

•	technology failures that may have a material adverse effect on our business;

•	severe weather and natural disasters that may impact our supply chain;

•	unionization of a significant portion of our workforce;

•	costs related to a multi-employer pension plan which has liabilities in excess of plan assets;

•	changes in health care, pension and wage costs and labor relations issues;

•	product liability claims, including claims concerning food and prepared food products;

•	threats or potential threats to security;

•	unanticipated problems with product procurement; and

•	maintaining our reputation and corporate image.
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

ITEM 1. BUSINESS
     Originally established in 1885 and incorporated in 1921, we are the second largest publicly traded wholesale food distributor in the United States, in terms of revenue, serving the retail grocery industry and the military commissary and exchange systems. Our sales in fiscal 2010 were approximately $5.0 billion. Our business currently consists of three primary operating segments: military food distribution, food distribution and retail. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (18) — “Segment Information” in the Notes to Consolidated Financial Statements.
     In November 2006, we announced the launch of a strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives. Our strategic plan is built upon extensive knowledge of current industry, consumer and market trends, and is formulated to differentiate the Company. The strategic plan includes long-term initiatives to increase revenues and earnings, improve productivity and cost efficiencies of our Military, Food Distribution and Retail business segments, and leveraging our corporate support services. The Company has strategic initiatives to improve working capital, manage debt, and increase shareholder value through capital expenditures with acceptable returns on investment. Several important elements of the strategic plan include:
•	Supply chain services focused on supporting our businesses with warehouse management, inbound and outbound transportation management and customized solutions for each business;

•	Growing the Military business segment through acquisition and expansion of products and services, as well as creating warehousing and transportation cost efficiencies with a long-term distribution center strategic plan;

•	Providing our independent retail customers with high level of order fulfillment, broad product selection including leveraging the Our Family brand , support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, market research, retail store support, retail pricing and license agreement opportunities; and

•	Retail formats designed to appeal to the needs of today’s consumers.
     The strategic plan includes the following long-term financial targets:
•	2% organic revenue growth

•	4% Consolidated EBITDA[1] as a percentage of sales

•	10% trailing four quarters Free Cash Flow as a percentage of Net Assets[2]

•	2.5 to 3.0x total leverage ratio (i.e., total debt divided by trailing four quarters Consolidated EBITDA)

[1]	Consolidated EBITDA is a measurement not recognized by accounting principles generally accepted in the United States. Please refer to Part II, Item 7 of this report under the caption “Consolidated EBITDA (Non-GAAP Measurement)” for the definition of Consolidated EBITDA.

[2]	Defined as cash provided from operations less capital expenditures for property, plant and equipment during the trailing four quarters divided by the average net assets for the current period and prior year comparable period (total assets less current liabilities plus current portion of long-term debt and capital leases). Please refer to Part II, Item 7 of this report under the caption “Free Cash Flow as a percentage of Net Assets (Non-GAAP Measurement)” for the definition of Free Cash Flow as a percentage of Net Assets.
     We have made significant progress towards achieving our long-term financial targets. From fiscal 2006 to the end of fiscal 2010, our Consolidated EBITDA margin improved from 2.2% of sales to 2.8% of sales and the debt leverage ratio has improved by nearly one full turn of Consolidated EBITDA from 3.11x to 2.29x. The ratio of free cash flow to net assets metric was 0.9% in fiscal 2010, however, excluding strategic investments made during the year, primarily associated with the expansion of our military food distribution business, our free cash flow to net assets metric was 8.4%. The organic revenue growth metric has been negatively affected by the economic environment in fiscal 2010 and was negative 5.4%.
     During fiscal 2010, we continued expansion activities associated with our military food distribution business, including our Columbus, Georgia facility becoming operational, and our purchases of new properties in Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma, while continuing to maintain conservative debt levels in relation to our strategic target. Additionally, we continued cost reduction and working capital initiatives during a challenging business environment. In addition to the strategic initiatives already in progress, our 2011 initiatives include the following:
•	Continued implementation of our military distribution center network expansion.

•	Execute supply chain and center store initiatives within our food distribution segment.

•	Implement cost reduction and profit improvement initiatives.

•	Identify acquisitions that support our strategic plan.
     Additional description of our business is found in Part II, Item 7 of this report.
Military Segment
     Our military segment is one of the largest distributors, by revenue, of grocery products to U.S. military commissaries and exchanges. On January 31, 2009, the Company completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities. On December 1, 2009, we purchased a facility in Columbus, Georgia, which began servicing military commissaries and exchanges in the third quarter of fiscal 2010. During the third quarter of fiscal 2010, we purchased a facility in Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma for expansion of our military food distribution business. The Bloomington, Indiana facility became operational during the fourth quarter of fiscal 2010, while the Oklahoma City, Oklahoma facilities are scheduled to become operational during fiscal 2012. In addition, we purchased the real estate associated with our Pensacola, Florida facility, which had previously been a leased facility, during the third quarter of fiscal 2010.
     We serve 181 military commissaries and over 200 exchanges located in 33 states across the United States and the District of Columbia, Europe, Puerto Rico, Cuba, the Azores and Egypt. Our military distribution centers are exclusively dedicated to supplying products to military commissaries and exchanges. These distribution centers are strategically located among the largest concentration of military bases in the areas we serve and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. We have an outstanding reputation as a distributor focused exclusively on U.S. military commissaries and exchanges, based in large measure on our excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.
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
     After we ship a particular manufacturer’s products to commissaries in response to an order from DeCA, we invoice the manufacturer for the product price plus a service and or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product handled. Our order handling and invoicing activities are facilitated by a procurement and billing system developed specifically for the military business, which addresses the unique aspects of its business, and provides our manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.
     We have approximately 600 distribution contracts with manufacturers that supply products to the DeCA commissary system and various exchange systems. These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party. The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms. Our ten largest manufacturer customers represented approximately 43% of the military segment’s fiscal 2010 sales.
Food Distribution Segment
     Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to approximately 1,800 independent retail locations located in 28 states across the United States. During the third quarter of fiscal 2010, we closed our food distribution center in Bridgeport, Michigan at the end of its lease term. Our customers are relatively diverse with the largest customer, excluding our corporate-owned stores, consisting of a consortium of stores representing 7.6%, and two others representing 5.6% and 3.5%, of our fiscal 2010 food distribution sales. No other customer represents greater than 3.0% of our food distribution business.
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
     Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand and private label grocery products and perishable food products. Non-food items and specialty grocery products are distributed from two distribution centers located in Bellefontaine, Ohio and Sioux Falls, South Dakota. We currently operate a fleet of tractors and semi-trailers that deliver the majority of our products to our customers. Approximately 23% of deliveries are made through contract carriers.
     Our retailers order their inventory at regular intervals through direct linkage with our information systems. Our food distribution sales are made on a market price plus fee and freight basis, with the fee based on the type of commodity and quantity purchased. We adjust our selling prices based on the latest market information, and our freight policy contains a fuel surcharge clause that allows us to mitigate the impact of rising fuel costs.
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

[1]	We own or have the rights to various trademarks, tradenames and service marks, including the following referred to in this report: AVANZA®, Econofoods®, Sun Mart®, Family Thrift Center®, Family Fresh Market®, Our Family®, Value Choice™, Food Pride®, Fresh Place® and Nash Brothers Trading Company®. The trademark IGA®, referred to in this report, is the registered trademark of IGA, Inc.

under the Nash Brothers Trading Company trademark, a lower priced line of private label products under the Value Choice trademark and private label products for two of our independent customer groups. We offer over 3,400 stock-keeping units of competitively priced, high quality grocery products and perishable food products which compete with national branded and other value brand products.
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
     During fiscal 2010 and 2009, 49% of food distribution revenues were from customers with whom we had entered into long-term supply agreements. The long-term supply agreements range from 2 to 20 years. These agreements also may contain provisions that give us the opportunity to purchase customers’ independent retail businesses before any third party.
     We also provide financial assistance to our food distribution customers, primarily in connection with new store development or the upgrading and expansion of existing stores. As of January 1, 2011, we had loans, net of reserves, of $25.6 million outstanding to 33 of our food distribution customers, and had guaranteed outstanding debt and lease obligations of certain food distribution customers in the amount of $9.4 million. We also, in the normal course of business, sublease retail properties and assign retail property leases to third parties. As of January 1, 2011, the present value of our maximum contingent liability exposure, net of reserves, with respect to the subleases and assigned leases was $22.8 million and $8.9 million, respectively.
     We distribute products to independent stores that carry the IGA banner and our proprietary Food Pride banner. We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to grocery store chains while allowing them to maintain their flexibility and autonomy as independents. To use either of these banners, these independents must comply with applicable program standards. As of January 1, 2011, we served 107 retail stores under the IGA banner and 58 retail stores under our Food Pride banner.
Retail Segment
     Our retail segment is made up of 52 corporate-owned stores, located primarily in the Upper Midwest, in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin. Our corporate-owned stores principally operate under the Sun Mart, Econofoods, AVANZA, Family Thrift Center, Pick ‘n Save, Family Fresh Market, Prairie Market and Wholesale Food Outlet banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies. As of January 1, 2011, we operated 45 conventional supermarkets, five AVANZA grocery stores, one Wholesale Food Outlet grocery store and one other retail store. Our retail segment also includes three corporate-owned pharmacies and one convenience store that are not included in our store count.
     Our conventional grocery stores offer a wide variety of high quality grocery products and services. Many have specialty departments such as fresh meat counters, delicatessens, bakeries, eat-in cafes, pharmacies, banks and floral departments. These stores also provide services such as check cashing, fax services and money transfers. We emphasize outstanding customer service and have created our G.R.E.A.T. (Greet, React, Escort, Anticipate and Thank) Customer Service Program to train every associate (employee) on the core elements of providing exceptional customer service. “The Fresh Place” concept within our conventional grocery stores is an umbrella banner that emphasizes our high quality perishable products, such as fresh produce, deli, meats, seafood, baked goods and takeout foods for today’s busy consumer. The AVANZA grocery stores offer products designed to meet the specific tastes and needs of Hispanic shoppers.
Competition
     Military Segment
     We are one of five distributors with annual sales to the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system. The remaining distributors that supply DeCA tend to be smaller, regional and local providers. In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market. As a result, no distributor in this industry has a nationwide presence. Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently. In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers. We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers. We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.
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
     Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, order accuracy and customer service is essential in maintaining our competitive advantage. During fiscal 2010, our distribution centers had an on-time delivery rate, defined as being within 1/2 hour of our committed delivery time, of 96.8%; and a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.6%. We believe we are an industry leader with respect to these key metrics.
     Retail Segment
     Our retail segment is also highly competitive. We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores. Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of supercenters and regional chains. During fiscal 2010 and fiscal 2009, there were three and two, respectively, of our stores that were impacted by the opening of new supercenters in their markets and a total of 42 stores as of January 1, 2011, now compete with supercenters. Depending upon the market, we compete based on price, quality and assortment, store appeal (including store location and format), sales promotions, advertising, service and convenience. We believe our ability to provide convenience, outstanding perishable execution and exceptional customer service are particularly important factors in achieving competitive success.

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
Employees
     As of January 1, 2011, we employed 6,822 persons, of whom 4,474 were employed on a full-time basis and 2,348 employed on a part-time basis. Of our total number of employees, 638 were represented by unions (9.4% of all employees) and consisted primarily of warehouse personnel and drivers in our Ohio and Indiana distribution centers. We consider our employee relations to be good.
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
We face substantial competition, and our competitors may have superior resources, which could place us at a competitive disadvantage and adversely affect our financial performance.
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
Our business is sensitive to economic conditions that impact consumer spending.
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
     The worldwide financial and credit market disruptions have reduced the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of liquidity and credit combined with substantial losses in equity markets has led to a worldwide economic recession that could be prolonged. The general slowdown in economic activity caused by an extended recession could adversely affect our business. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.
Macroeconomic and geopolitical events may adversely affect our customers, access to products, or lead to general cost increases which could negatively impact our results of operations and financial condition.
     Recent events in foreign countries which have resulted in political instability and social unrest and significant deficits in the United States at both the federal and state levels could adversely affect our businesses and customers. Adverse economic or geopolitical events could potentially reduce our access or increase prices associated with products sourced abroad. Such adverse events could lead to significant increases in the price of the products we procure, fuel and other supplies used in our business, utilities, or taxes that cannot be fully recovered through price increases. In addition, disposable consumer income could be affected by these events which could have a negative impact on our results of operations and financial condition.
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
Our military segment operations are dependent upon domestic and international military distribution, and a change in the military commissary system, or level of governmental funding, could negatively impact our results of operations and financial condition.
     Because our military segment sells and distributes grocery products to military commissaries and exchanges in the U.S. and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels or in locations of bases may have a corresponding impact on the sales and operating performance of this segment. These changes could include privatization of some or all of the military commissary system, relocation or consolidation in the number of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by us, or a reduction in the number of persons having access to the commissaries and exchanges.

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
     Efforts to grow our business may include acquisitions. Acquisitions entail various risks such as identifying suitable candidates, effecting acquisitions at acceptable rates of return, obtaining adequate financing and acceptable terms and conditions. Our success depends in a large part on factors such as our ability to identify suitable acquisition candidates and successfully integrate such operations and personnel in a timely and efficient manner while retaining the customer base of the acquired operations. If we cannot identify suitable acquisition candidates, successfully integrate these operations and retain the customer base, we may experience material adverse consequences to our results of operations and financial condition. The integration of separately managed businesses operating in different markets involves a number of risks, including the following:
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
     Successful integration of new operations, including the acquisition of three distribution facilities from GSC Enterprises Inc. on January 31, 2009, our December 1, 2009 purchase of a facility in Columbus, Georgia, and our purchases of a facility in Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma during the third quarter of fiscal 2010 will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs. We may not realize the anticipated benefits or savings from an acquisition in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.
Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.
     In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations. We also lease store sites for sublease to independent retailers. Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing. As of January 1, 2011, we had loans, net of reserves, of $25.6 million outstanding to 33 of our food distribution customers and had guaranteed outstanding debt and lease obligations of food distribution customers totaling $9.4 million. In the normal course of business, we also sublease retail properties and assign retail property leases to third parties. As of January 1, 2011, the present value of our maximum contingent liability exposure, net of reserves, with respect to subleases and assigned leases was $22.8 million and $8.9 million, respectively. While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure. Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact our operating results and financial condition.
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
     Severe weather conditions and natural disasters could damage our properties and adversely impact the geographic areas where we conduct our business. Severe weather and natural disasters could also affect the suppliers from whom we procure products and could cause disruptions in our operations and affect our supply chain capabilities. In addition, unseasonably adverse climatic conditions that impact growing conditions and the crops of food producers may adversely affect the availability or cost of certain products.
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
Costs related to a multi-employer pension plan, which has liabilities in excess of plan assets, may have a material adverse effect on the Company’s financial condition and results of operations.
     The Company participates in the Central States Southeast and Southwest Areas Pension Funds (“CSS” or “the plan”), a multi-employer pension plan, for certain unionized employees. The Company’s contributions to the plan may escalate in future years should we withdraw from the plan or factors outside the Company’s control, including the bankruptcy or insolvency of other participating employers, actions taken by trustees who manage the plan, government regulations, or a funding deficiency in the plan. Escalating costs associated with the plan may have a material adverse effect on the Company’s financial condition and results of operations.
     CSS adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the plan in critical status. The Actuarial Certification of Plan Status as of January 1, 2010 certified that the Central States Pension Fund remains in critical status with a funded percentage of 63.1%. The plan adopted an updated rehabilitation plan effective December 31, 2010 which implements additional measures to improve the plan’s funded level, including establishing an increased minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011. Despite these changes, we can make no assurances of the extent to which the updated rehabilitation plan will improve the funded status of the plan.
     Effective July 9, 2009, the trustees of CSS formalized a decision to terminate the participation of YRC Worldwide, Inc. (formerly Yellow Freight and Roadway Express, “YRC”) and USF Holland, Inc. from the pension fund. Under an agreement between the Teamsters and YRC dated September 24, 2010, YRC would resume participation in the plan in July 2011 at a reduced contribution rate. It is our understand that the Trustees of the plan have not yet agreed to accept this agreement. At this time, there is no change to the funding obligations due from other participating employers in the fund as a result of this termination; however, further developments may necessitate a reevaluation of the funding obligations at some point in the future.
     The underfunding of the plan is not a direct obligation or liability of the Company. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability. However, the amount of any increase in contributions will depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take. We are currently unable to reasonably estimate a liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.
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
Maintaining our reputation and corporate image is essential to our business success.
     Our success depends on the value and strength of our corporate name and reputation. Our name, reputation and image are integral to our business as well as to the implementation of our strategies for expanding our business. Our business, prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity including dissemination via print, broadcast and social media and other forms of Internet-based communications. Adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence and reduce long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations. Any of these events could have a negative impact on our results of operations and financial condition.
     The foregoing discussion of risk factors is not exhaustive and we do not undertake to revise any forward-looking statement to reflect events or circumstances that occur after the date the statement is made.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     Our principal executive offices are located in Minneapolis, Minnesota and consist of approximately 135,400 square feet of office space in a building that we own.
Military Segment
     The table below lists the locations and sizes of our facilities exclusively used in our military distribution business as of January 1, 2011. Unless otherwise indicated, we own each of these distribution centers. Leased locations for our military segment have original lease terms ranging from five to 20 years plus renewal options ranging up to five years. The military segment lease expirations range from December 2011 to November 2029.
     The lease that expires in December 2011 pertains to our Junction City, Kansas facility which requires lease payments be made to the holders of outstanding industrial revenue bonds. As of January 1, 2011, all of the outstanding industrial revenue bonds are held by the Company, and upon expiration of the lease term, the Company will take title to the property upon redemption of the outstanding bonds.

Approx. Size
Location	(Square Feet)
Norfolk, Virginia (2)	756,200
Jessup, Maryland (1)	115,200
Junction City, Kansas (1) (3)	132,000
Pensacola, Florida	355,900
San Antonio, Texas	486,800
Columbus, Georgia (1) (3)	531,900
Bloomington, Indiana (4)	302,600
Oklahoma City, Oklahoma (5)	544,200

Total Square Footage	3,224,800

(1)	Leased facility.

(2)	Leased facility as of January 1, 2011, however, the property was purchased from the landlord on January 3, 2011. Please see Part 2, Item 8, Note 19 — “Other Information” of this Form 10-K for further information regarding the purchase of this property.

(3)	Leased locations requiring periodic lease payments to the holders of outstanding industrial revenue bonds. As of January 1, 2011, all outstanding industrial revenue bonds associated with these locations were held by the Company.

(4)	Purchased during the third quarter of fiscal 2010 and became operational during the fourth quarter of fiscal 2010.

(5)	Two adjacent properties purchased during the third quarter of fiscal 2010 which are scheduled to become operational during fiscal 2012.
Food Distribution Segment
     The table below lists, as of January 1, 2011, the locations and sizes of our distribution centers primarily used in our food distribution operations. Unless otherwise indicated, we own each of these distribution centers. Leased locations of our food distribution segment have original lease terms ranging from 15 to 20 years plus renewal options ranging up to five years. The food distribution segment lease expirations range from July 2015 to July 2016.

Approx. Size
Location	(Square Feet)
Midwest Region:
Omaha, Nebraska	626,900
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota	329,000
Sioux Falls, South Dakota (2)	275,400
Fargo, North Dakota	288,800
Rapid City, South Dakota (3)	195,100
Minot, North Dakota	185,200

Southeast Region:
Lumberton, North Carolina (1)	336,500
Statesboro, Georgia (1)	230,500
Bluefield, Virginia	187,500

Great Lakes Region:
Bellefontaine, Ohio	666,000
Lima, Ohio (4)	617,000
Westville, Indiana	631,900
Cincinnati, Ohio	403,300

Total Square Footage	5,325,000

(1)	Leased facility.

(2)	Includes 79,300 square feet that we lease.

(3)	Includes 8,000 square feet that we lease.

(4)	Includes 99,500 square feet that we lease.
Retail Segment
     The table below contains selected information regarding our 52 corporate-owned stores as of January 1, 2011. We own the facilities of 22 of these stores and lease the facilities of 30 of these stores.

	Number of		Average
Banner	Stores	Areas of Operation	Square Feet
Sun Mart	20	CO, MN, ND, NE	33,359
Econofoods	16	IA, MN, SD, WI	32,711
AVANZA	5	CO, NE	34,945
Family Thrift Center	4	SD	48,449
Family Fresh Market	2	WI	48,776
Pick ‘n Save	2	OH	49,588
Prairie Market	1	SD	29,480
Wholesale Food Outlet	1	IA	19,620
Other Stores	1	MN	3,500

Total	52

     The table excludes three corporate-owned stand-alone pharmacies and one convenience store. As of January 1, 2011, the aggregate square footage of our 52 retail grocery stores totaled 1,808,393 square feet.
ITEM 3. LEGAL PROCEEDINGS
Roundy’s Supermarkets, Inc. v. Nash Finch
     On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s”) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million that Roundy’s claimed was due under the APA as a purchase price adjustment. We answered the complaint denying any payment was due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demanded damages from Roundy’s in excess of $18.0 million.
     On September 14, 2009, we entered into a settlement agreement with Roundy’s that fully resolved all claims brought in the lawsuit. Under the terms of the settlement agreement, both parties agreed to dismiss their claims against the other in exchange for a release of claims. Neither party was required to pay any money to the other. We recorded a $7.6 million gain in fiscal 2009 which represented the reversal of the liability we had recorded in conjunction with the disputed APA purchase price adjustment.
Other
     We are also engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.
ITEM 4. RESERVED
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     Our common stock is quoted on the NASDAQ Global Select Market and currently trades under the symbol NAFC. The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market, and the quarterly cash dividends paid per share of common stock. At February 22, 2011, there were 1,822 stockholders of record.

					Dividends
	2010		2009		Per Share
	High	Low	High	Low	2010	2009
First Quarter	$37.66	$32.87	$45.70	$27.16	$0.18	$0.18
Second Quarter	38.10	33.65	34.36	27.69	$0.18	$0.18
Third Quarter	43.62	34.20	30.75	26.28	$0.18	$0.18
Fourth Quarter	43.78	36.08	37.49	28.00	$0.18	$0.18
     On March 1, 2011, the Nash Finch Board of Directors declared a cash dividend of $0.18 per common share, payable on March 25, 2011, to stockholders of record as of March 11, 2011.
Issuer Purchases of Equity Securities
     The following table provides information about shares of common stock the Company acquired during the fourth quarter of fiscal 2010:

(c) Total number
			of shares	(d) Maximum
	(a) Total		purchased as part	amount that
	number of	(b) Average	of publicly	may be spent
	shares	price paid per	announced plans	under plans or
Period	purchased (1)	share (1)	or programs (1)	programs (1)
Period 13 (December 5, 2010 to January 1, 2011)	60,499	$41.55	60,499	$—

(1)	On November 10, 2009, our Board of Directors approved a share repurchase program to spend up to $25.0 million to purchase shares of the Company’s common stock. The program took effect on November 16, 2009 and expired on December 31, 2010, during which time we repurchased 673,974 shares for approximately $23.8 million.
Total Shareholder Return Graph
     The line graph below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and the peer group index described below. This graph assumes a $100 investment in each of Nash Finch Company, the S&P SmallCap 600 Index and the peer group index at the close of trading on December 31, 2005, and also assumes the reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.
     The peer group represented in the line graph above includes the following nine publicly traded companies: SuperValu Inc., Arden Group, Inc., The Great Atlantic & Pacific Tea Company, Inc., Ingles Markets, Incorporated, Ruddick Corporation, Spartan Stores, Inc., United Natural Foods, Inc., Weis Markets, Inc. and Core-Mark Holding Company, Inc. The peer group cumulative return is weighted by market capitalization of each peer company as of the beginning of the five-year performance period. The decline of the peer group initial investment is representative of the bankruptcy filing of The Great Atlantic & Pacific Tea Company, Inc. during fiscal 2010 and a significant decline in the value of the common stock of SuperValu, Inc.
     From time-to-time, the peer group companies have changed due to merger and acquisition activity, bankruptcy filings, company delistings and other similar occurrences. There were no changes to the peer group during fiscal 2010.
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

ITEM 6. SELECTED FINANCIAL DATA
NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Summary of Operations
Five years ended January 1, 2011 (not covered by Independent Auditors’ Report)
(Dollar amounts in thousands except per share amounts)

	2010	2009 (1)	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Results of Operations
Sales	$4,991,979	$5,212,655	$4,633,494	$4,464,035	$4,581,563
Cost of sales	4,591,191	4,793,967	4,226,545	4,066,381	4,179,741

Gross profit	400,788	418,688	406,949	397,654	401,822
Selling, general and administrative	269,140	287,328	288,263	280,818	319,678
Gains on sale of real estate	—	—	—	(1,867)	(1,130)
Special charges	—	6,020	—	(1,282)	6,253
Gain on acquisition of a business	—	(6,682)	—	—	—
Gain on litigation settlement	—	(7,630)	—	—	—
Goodwill impairment	—	50,927	—	—	26,419
Depreciation and amortization	36,119	40,603	38,429	38,882	41,451
Interest expense	23,403	24,372	26,466	28,088	30,840
Income tax expense	21,185	20,972	20,646	16,984	4,198

Earnings (loss) from continuing operations	50,941	2,778	33,145	36,031	(25,887)
Net earnings from discontinued operations	—	—	—	—	160
Cumulative effect of change in accounting principle, net of income tax (2)	—	—	—	—	169

Net earnings (loss)	$50,941	$2,778	$33,145	$36,031	$(25,558)

Basic earnings (loss) per share	$3.97	$0.21	$2.57	$2.67	$(1.91)
Diluted earnings (loss) per share	$3.86	$0.21	$2.52	$2.64	$(1.91)
Cash dividends declared per common share	$0.72	$0.72	$0.72	$0.72	$0.72

Selected Data
Pretax earnings (loss) from continuing operations as a percent of sales	1.44%	0.46%	1.16%	1.19%	(0.47)%
Net earnings (loss) as a percent of sales	1.02%	0.05%	0.72%	0.81%	(0.56)%
Effective income tax rate	29.4%	88.3%	38.4%	32.0%	19.4%
Current assets	$591,510	$557,816	$467,951	$477,934	$457,053
Current liabilities	$293,242	$308,509	$297,729	$282,357	$278,222
Net working capital	$298,268	$249,307	$170,222	$195,577	$178,831
Ratio of current assets to current liabilities	2.02	1.81	1.57	1.69	1.64
Total assets	$1,050,675	$999,536	$952,546	$949,267	$952,480
Capital expenditures	$59,295	$30,402	$31,955	$21,419	$27,469
Long-term obligations (long-term debt and capitalized lease obligations)	$311,186	$279,032	$248,026	$280,010	$315,321
Stockholders’ equity	$377,004	$350,559	$349,019	$331,600	$313,113
Stockholders’ equity per share (3)	$31.14	$27.36	$27.23	$25.26	$23.39
Return on stockholders’ equity (4)	13.51%	0.79%	9.50%	10.87%	(8.27)%
Common stock high price (5)	$43.78	$45.70	$46.33	$51.29	$31.74
Common stock low price (5)	$32.87	$26.28	$30.97	$26.89	$19.42

(1)	Information presented for fiscal 2009 reflects our acquisition on January 31, 2009, from GSC Enterprises, Inc., of three wholesale food distribution centers which service military commissaries and exchanges. More generally, discussion regarding the comparability of information presented in the table above or material uncertainties that could cause the selected financial data not to be indicative of future financial condition or results of operations can be found in Part 1, Item 1A of this report, “Risk Factors,” Part II, Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this report in our Consolidated Financial Statements and notes thereto.

(2)	Effect of adoption of revisions to ASC Topic 718 in fiscal 2006.

(3)	Based on outstanding shares at year-end.

(4)	Return based on continuing operations.

(5)	High and low closing sales price on NASDAQ.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     In terms of revenue, we are the second largest publicly traded wholesale food distributor in the United States serving the military commissary and exchange systems and the retail grocery industry. Our business consists of three primary operating segments: military food distribution, food distribution and retail.
     Our military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States and the District of Columbia, and in Europe, Puerto Rico, Cuba, the Azores and Egypt. We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges. On January 31, 2009, we completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities (“GSC acquisition”). On December 1, 2009, we purchased a facility in Columbus, Georgia which began servicing military commissaries and exchanges in the third quarter of fiscal 2010. During the third quarter of fiscal 2010, we purchased a facility in Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma for expansion of our military food distribution business. The Bloomington, Indiana facility became operational during the fourth quarter of fiscal 2010, while the Oklahoma City, Oklahoma facilities are scheduled to become operational during fiscal 2012. In addition, we purchased the real estate associated with our Pensacola, Florida facility, which had previously been a leased facility, during the third quarter of fiscal 2010.
     Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to approximately 1,800 independent retail locations located in 28 states, primarily in the Midwest and Southeast regions of the United States. During the third quarter of fiscal 2010, we closed our food distribution center in Bridgeport, Michigan at the end of its lease term and transitioned the majority of the business to our Lima, Ohio distribution center.
     Our retail segment operated 52 corporate-owned stores primarily in the Upper Midwest as of January 1, 2011. Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold four retail stores in 2008, four retail stores in 2009 and two retail stores in 2010. We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments. Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.
Results of Operations
     The following discussion summarizes our operating results for fiscal 2010 compared to fiscal 2009 and fiscal 2009 compared to fiscal 2008. However, fiscal 2008 results are not directly comparable to fiscal 2009 or fiscal 2010 because fiscal 2008 contained an additional week.
     Sales
     The following tables summarize our sales activity for fiscal 2010, 2009 and 2008. Certain prior year sales amounts for our food distribution and military segments below have been revised to conform to our current year presentation. Please refer to Part II, Item 8 in this report under Note (18) — “Segment Reporting” of this Form 10-K for additional information regarding our segment reporting revision.

	2010			2009			2008
		Percent	Percent		Percent	Percent		Percent
(in millions)	Sales	of Sales	Change	Sales	of Sales	Change	Sales	of Sales
Segment Sales:
Military	$2,290.0	45.9%	1.6%	$2,254.4	43.2%	45.0%	$1,555.2	33.6%
Food Distribution	2,183.7	43.7%	(8.5)%	2,385.9	45.8%	(3.6)%	2,475.8	53.4%
Retail	518.3	10.4%	(9.4)%	572.3	11.0%	(5.0)%	602.5	13.0%

Total Sales	$4,992.0	100.0%	(4.2)%	$5,212.6	100.0%	12.5%	$4,633.5	100.0%

     The following table provides comparable sales for fiscal 2009 in comparison to fiscal 2008 by excluding the first week of sales from fiscal 2008:

			Fiscal 2008
		Fiscal 2008	Comparable	Comparable
(in millions)	Fiscal 2008	Week 1	52 Weeks of	Percent Change
Segment Sales:	Sales	Sales	Sales	2009 to 2008
Military	$1,555.2	$24.7	$1,530.5	47.3%
Food Distribution	2,475.8	41.6	2,434.2	(2.0)%
Retail	602.5	11.2	591.3	(3.2)%

Total Sales	$4,633.5	$77.5	$4,556.0	14.4%

     Total Company sales declined 4.2% during fiscal 2010 as compared to the comparable prior year period. However, excluding the additional sales of $59.4 million attributable to acquired military locations during the first quarter 2010 and the previously announced transition of a portion of a food distribution customer buying group to another supplier of $95.2 million during the second quarter 2010, total Company comparable sales declined 3.6% during fiscal 2010.
     Total Company sales increased 12.5% during fiscal 2009 in comparison to fiscal 2008 and increased 14.4% in comparison to fiscal 2008 after excluding the additional week of sales in fiscal 2008. Excluding the $683.3 million of sales attributable to the acquisition of three military distribution centers on January 31, 2009 and the extra week of sales in fiscal 2008, total company comparable sales for fiscal 2009 decreased 0.6%.
     Fiscal 2010 military sales increased 1.6% in comparison to the fiscal 2009. However, excluding the non-comparable sales attributable to the acquired locations during the first quarter 2010 of $59.4 million, fiscal 2010 comparable military segment sales decreased by 1.1% in comparison to the prior year. The comparable decrease in fiscal 2010 military sales is due to a 1.4% decrease in domestic sales which was partially offset by a 0.8% increase in sales overseas.
     Fiscal 2009 military sales increased 45.0% in comparison to fiscal 2008 and increased 47.3% in comparison to fiscal 2008 after excluding the additional week of sales in fiscal 2008. However, after excluding the sales attributable to the acquired locations and the additional week of sales in fiscal 2008, comparable military segment sales increased by 2.7% in comparison to the prior year. The comparable increase in military segment sales is due to 3.5% stronger sales domestically.
     Domestic and overseas sales represented the following percentages of military segment sales. Note that the business acquired through the GSC acquisition services domestic military bases only.

	2010	2009	2008

Domestic	83.3%	83.2%	75.2%
Overseas	16.7%	16.8%	24.8%

     Fiscal 2010 food distribution sales decreased 8.5% in comparison to fiscal 2009, which is primarily attributable to the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010 which accounted for $95.2 million in sales during fiscal 2009 and a decline in comparable sales to existing customers. Excluding the impact of the customer transition, food distribution sales declined 4.7%. The decrease in comparable sales to existing customers was partially attributable to deflation in certain product categories.
     Fiscal 2009 food distribution sales decreased 3.6% in comparison to fiscal 2008 and decreased 2.0% in comparison to fiscal 2008 after excluding the additional week of sales in fiscal 2008. This decrease was due primarily to a decrease in sales to existing customers which was driven by deflation in certain perishable categories.
     Retail sales for fiscal 2010 decreased 9.4% in comparison to fiscal 2009. The decrease in retail sales for fiscal 2010 was primarily attributable to a 5.0% decrease in same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, and the closure of two stores during the year.
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
     During fiscal 2010, 2009 and 2008, our corporate store count changed as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	2010	2009	2008
Number of stores at beginning of year	54	57	59
New stores	—	1	—
Acquired stores	—	—	2
Closed or sold stores	(2)	(4)	(4)

Number of stores at end of year	52	54	57

     The table excludes corporate-owned stand-alone pharmacies and convenience stores.
     Gross Profit
     Consolidated gross profit for fiscal 2010 was 8.0% of sales compared to 8.0% for fiscal 2009 and 8.8% for fiscal 2008.
     The fiscal 2010 gross profit margin remained flat at 8.0% in comparison to the prior year. Our fiscal 2010 gross profit margin was positively impacted by 0.2% of sales driven primarily by higher gross margin performance in our food distribution and military segments. However, our gross profit margin was negatively affected by 0.2% of sales in fiscal 2010 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2010 sales occurring in the military segment which have a lower gross profit margin than the retail and food distribution segments.
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

     Inventory markdown and wind down costs related to retail store closings and retail markdown adjustments are included in cost of sales and were $0.2 million, $0.2 million and $0.4 million in fiscal 2010, 2009 and 2008, respectively.
     Selling, General and Administrative Expense
     The following table outlines consolidated SG&A and the significant factors affecting consolidated SG&A:

		2010		2009		2008
			% of		% of		% of
(in millions except percentages)	Segment		sales		sales		sales

SG&A		$269.1	5.4%	287.3	5.5%	288.3	6.2%

Significant factors affecting SG&A:
Retail store impairments and lease reserves	Corporate overhead	0.4	0.0%	5.3	0.1%	0.9	0.0%
Reversal of food distribution customers reserves	Food distribution	—	0.0%	—	0.0%	(3.3)	-0.1%
Gain on sale of assets	Retail	(0.3)	0.0%	(0.7)	0.0%	(0.6)	0.0%
Acquisition and conversion costs	Military	1.7	0.0%	1.9	0.0%	0.5	0.0%
Share-based compensation over prior year	Corporate overhead	—	0.0%	1.4	0.0%	—	0.0%
Store opening expenses	Retail	—	0.0%	0.7	0.0%	—	0.0%
Food distribution center closing costs	Food distribution	0.8	0.0%	—	0.0%	—	0.0%
Tax consulting fees	Corporate overhead	—	0.0%	0.4	0.0%	—	0.0%

Total significant factors affecting SG&A		$2.6	0.1%	9.0	0.2%	(2.5)	-0.1%

     Consolidated SG&A for fiscal 2010 was 5.4% of sales as compared to 5.5% of sales in fiscal 2009. Our SG&A margin benefited by 0.2% of sales in fiscal 2010 due to the sales mix shift between our business segments due to the higher level of military sales relative to the other business segments in 2010. However, we experienced acquisition and conversion costs of $1.7 million and costs associated with the closing of a food distribution center of $0.8 million that negatively impacted our SG&A margin during fiscal 2010.
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
     Special Charge
     A special charge of $6.0 million was recognized in fiscal 2009 due to asset impairments in our food distribution segment. The charge included write-downs of $5.5 million to leasehold improvements and $0.5 million to fixtures and equipment.
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
     Gain on Litigation Settlement
     A gain of $7.6 million was recognized in fiscal 2009 related to the settlement of litigation in connection with our 2005 acquisition of certain distribution centers and other assets from Roundy’s Supermarkets, Inc (“Roundy’s”). This gain represented the reversal of the liability we had recorded in connection with this litigation. Please refer to Part II, Item 8 in this report under Note (15) — “Commitments and Contingencies” of this Form 10-K for additional information.
     Goodwill Impairment
     Annually, we perform an impairment test of goodwill during the fourth quarter based on conditions as of the end of our third fiscal quarter in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 (“ASC 350”). No goodwill impairment changes were recorded during fiscal 2010 or fiscal 2008. We recorded a goodwill impairment charge of $50.9 million in fiscal 2009 that related to our retail reporting unit. Please refer to Part II, Item 8 in this report under Note (1) — “Summary of Significant Accounting Policies” under the caption “Goodwill and Intangible Assets” of this Form 10-K for additional information pertaining to our annual goodwill impairment analysis.
     Depreciation and Amortization Expense
     Depreciation and amortization expense for fiscal 2010, 2009 and 2008 was $36.1 million, $40.6 million and $38.4 million, respectively. The decrease in depreciation and amortization expense for fiscal 2010 in comparison to fiscal 2009 is attributable to lower depreciation and amortization expense in our food distribution and retail segments. The increase in depreciation and amortization expense for fiscal 2009 in comparison to fiscal 2008 was primarily attributable to the GSC acquisition.
     Interest Expense
     Interest expense decreased $1.0 million to $23.4 million in fiscal 2010 as compared to $24.4 million in fiscal 2009. Average borrowing levels decreased by $29.1 million from $362.7 million during fiscal 2009 to $333.6 million during fiscal 2010. The effective interest rate was 4.5% for fiscal 2010 as compared to 4.6% for fiscal 2009.
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
     The calculation of our effective interest rates excludes non-cash interest required to be recognized on our senior subordinated convertible notes under ASC Subtopic 470-20. Non-cash interest expense recognized under ASC 470-20 was $5.3 million, $4.9 million and $4.7 million during fiscal 2010, 2009 and 2008, respectively. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC Subtopic 470-20. The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.
     Income Tax Expense

     The effective tax rate for income from continuing operations was 29.4%, 88.3% and 38.4% for fiscal 2010, 2009 and 2008, respectively. Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.7%	4.7%	4.0%
Non-deductible goodwill	0.0%	73.6%	0.0%
Change in tax contingencies	(8.0)%	4.4%	1.1%
Gain on litigation settlement	0.0%	(12.7)%	0.0%
Gain on acquisition of a business	0.0%	(11.2)%	0.0%
Federal refund claim	0.0%	(6.8)%	0.0%
Other, net	(1.3)%	1.3%	(1.7)%

Effective tax rate	29.4%	88.3%	38.4%

     The effective tax rate for fiscal 2010 was impacted by the increase in tax reserves of $3.4 million and the reversal of previously unrecognized tax benefits of $13.6 million primarily due to statute of limitation expirations and audit resolutions. In fiscal 2009, we increased tax reserves by $2.7 million and reversed previously unrecognized tax benefits of $0.2 million also, primarily due to state statute of limitation expirations and audit resolutions. Other items impacting the rate in 2009 include a large non-deductible goodwill charge, the litigation settlement related to Roundy’s of $3.0 million, the gain on the acquisition of the GSC assets of $2.7 million, and a refund on a claim made with the Internal Revenue Service of $1.7 million. The effective tax rate for fiscal 2008 was impacted by the reversal of previously unrecognized tax benefits of $2.6 million, primarily due to the filing of reports with various taxing authorities which resulted in the settlement of uncertain tax positions, a refund on a claim made with the Internal Revenue Service of $1.2 million and an increase in reserves of $2.7 million.
     Net Earnings
     Net earnings for fiscal 2010 were $50.9 million, or $3.86 per diluted share, compared to net earnings of $2.8 million, or $0.21 per diluted share, for fiscal 2009, and net earnings of $33.1 million, or $2.52 per diluted share, for fiscal 2008. Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results.
Liquidity and Capital Resources
     Historically, we have financed our capital needs through a combination of internal and external sources. We expect that cash flow from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our revolving credit line needed during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowings, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations. There can be no assurance, however, that we will continue to generate cash flows at current levels as our business is sensitive to trends in consumer spending at our customer locations and our owned retail food stores, as well as certain factors outside of our control, including, but not limited to, the current and future state of the U.S. and global economy, competition, recent and potential future disruptions to the credit and financial markets in the U.S. and worldwide and continued volatility in food and energy commodities. Please see Part I, Item 1A “Risk Factors” of this Form 10-K for a more detailed discussion of potential factors that may have an impact on our liquidity and capital resources.
     The following table summarizes our cash flow activity for fiscal 2010, 2009 and 2008 and should be read in conjunction with the consolidated statements of cash flows:

(In thousands)	2010	2009	2008

Net cash provided by operating activities	$66,116	$102,373	$111,999
Net cash used in investing activities	(57,938)	(105,670)	(60,414)
Net cash provided by (used in) financing activities	(8,178)	3,303	(51,623)

Net change in cash and cash equivalents	$—	$6	$(38)

     Operating cash flows were $66.1 million for fiscal 2010, a decrease of $36.3 million from $102.4 million in fiscal 2009. An increase in our investment in our inventories of $47.8 million during fiscal 2010 as compared to a decline in our inventories of $21.1 million during fiscal 2009 is the primary factor driving the decline in operating cash flows during fiscal 2010 as compared to fiscal 2009. The increase in our inventories during fiscal 2010 was primarily driven by expansion activities associated with our military food distribution business. However, the impact our inventory investment had on our operating cash flows was partially offset by a year-over-year decline in our accounts receivable of $20.9 million.
     Operating cash flows were $102.4 million for fiscal 2009, a decrease of $9.6 million from $112.0 million in fiscal 2008. The primary reason for the fiscal 2009 decrease in operating cash flows was our net earnings, after adjusting for reconciling items to convert it to net cash provided, were $12.2 million lower than in fiscal 2008, which included one additional week or earnings in comparison to fiscal 2009. In addition, significant changes in operating assets and liabilities consisted of a $21.1 million decrease in our investment in our inventories during fiscal 2009 in comparison to a $31.5 million increase during fiscal 2008 which was offset by a year-over-year increase in our accounts receivable of $23.7 million, a year-over year decrease in our accrued expenses of $16.3 million, a year-over-year decrease in our accounts payable of $7.1 million and a year-over-year decrease in our income taxes payable of $6.2 million. The year-over year increase in our accounts receivable was due to a temporary timing difference related to our military accounts receivable billing cycle that accelerated collections into the last week of fiscal 2008 and the decrease in year-over-year accrued expense was primarily due to decreases in certain variable employee compensation and benefit expense accruals.
     Cash used for investing activities was $57.9 million in fiscal 2010, which consisted primarily of additions to property, plant and equipment of $59.3 million. The additions to property, plant and equipment during fiscal 2010 consisted primarily of expansion activities associated with our military distribution business, including the purchase of new facilities in Bloomington, Indiana and Oklahoma City, Oklahoma during the third quarter fiscal 2010, the addition of fixtures and equipment and conversion activities associated with our Columbus, Georgia facility, and our purchase of our Pensacola, Florida property during the fourth quarter of fiscal 2010, which had previously been a leased location. Cash used for investing activities was $105.7 million in fiscal 2009, which was primarily attributable to the GSC acquisition of $78.1 million and additions to property, plant and equipment of $30.4 million. Cash used for investing activities in fiscal 2008 were $60.4 million and consisted primarily of additions to property, plant and equipment of $32.0 million, loans to customers of $24.1 million and the acquisition of a business, net of cash, for $6.6 million.
     Cash used by financing activities was $8.2 million for fiscal 2010 which consisted primarily of $22.0 million used to repurchase shares of our common stock and $8.9 million in dividend payments, which was partially offset by net proceeds of long-term debt of $29.4 million. Cash provided by financing activities was $3.3 million for fiscal 2009 which consisted primarily of net proceeds of long-term debt of $29.9 million, a decrease in outstanding checks of $10.1 million and $9.2 million used to pay dividends on our common stock. Cash used by financing activities was $51.6 million for fiscal 2008 as $32.0 million was used to pay down long-term debt, $14.3 million was used to repurchase shares of our common stock and $9.2 million was used to pay dividends on our common stock.
     Share Repurchase
     On November 10, 2009, our Board of Directors approved a share repurchase program authorizing the Company to spend up to $25.0 million to purchase shares of the Company’s common stock (“2009 Repurchase Program”). The 2009 Repurchase Program took effect on November 16, 2009 and expired on December 31, 2010. During fiscal 2010, we repurchased a total of 643,234 shares for $22.8 million, at an average price per share of $35.42. During fiscal 2009, we repurchased a total of 30,720 shares for $1.0 million, at an average price per share of $33.10.
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
     Contractual Obligations and Commercial Commitments
     The following table summarizes our significant contractual cash obligations as of January 1, 2011, and the expected timing of cash payments related to such obligations in future periods:

	Amount Committed By Period
	Total
	Amount		Fiscal 2012-	Fiscal 2014-
(in thousands)	Committed	Fiscal 2011	2013	2015	Thereafter

Contractual Cash Obligations:
Long-Term Debt (1)	$292,936	$670	$155,516	$40	$136,710
Interest on Long-Term Debt (2)	192,314	9,428	15,168	11,086	156,632
Capital Lease Obligations (3) (4)	33,413	4,826	8,800	6,760	13,027
Operating Leases (3)	86,804	20,517	32,336	18,994	14,957
Benefit Obligations (5)	29,804	3,212	6,008	5,803	14,781
Purchase Obligations (6)	11,549	3,777	3,462	1,900	2,410

Total (7)	$646,820	$42,430	$221,290	$44,583	$338,517

(1)	Refer to Part II, Item 8 in this report under Note (7) — “Long-term Debt and Bank Credit Facilities” for additional information regarding long-term debt.

(2)	The interest on long-term debt for periods subsequent to fiscal 2015 reflects our Senior Subordinated Convertible Debt accreted interest for fiscal 2016 through 2035, should the convertible debt remain outstanding until maturity. Interest payments assume debt is held to maturity. For variable rate debt the current interest rates applicable as of January 1, 2011, were assumed for the remainder of the term.

(3)	Lease obligations primarily relate to store locations for our retail segment, as well as store locations subleased to independent food distribution customers. A discussion of lease commitments can be found in Part II, Item 8 in this report under Note (12) — “Leases” in the Notes to Consolidated Financial Statements and under the caption “Lease Commitments” in the Critical Accounting Policies section below.

(4)	Includes amounts classified as imputed interest.

(5)	Our benefit obligations include obligations related to third-party sponsored defined benefit pension and post-retirement benefit plans. For a further discussion see Part II, Item 8 in this report under Note (17) — “Pension and Other Post-retirement Benefits” in the Notes to Consolidated Financial Statements.

(6)	The amount of purchase obligations shown in the table represents the amount of product we are contractually obligated to purchase. The majority of our purchase obligations involve purchase orders made in the ordinary course of business, which are not included in the table above. Our purchase orders are based on our current needs and are fulfilled by our vendors within very short time horizons. The purchase obligations shown in this table also exclude agreements that are cancelable by us without significant penalty, which include contracts for routine outsourced services.

(7)	Payments for reserved tax contingencies are not included as the timing of specific tax payments is not determinable.
     We have also made certain commercial commitments that extend beyond 2010. These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of January 1, 2011:

	Total	Commitment Expiration Per Period
Other Commercial Commitments (in	Amount		Fiscal 2012-	Fiscal 2014-
thousands)	Committed	Fiscal 2011	2013	2015	Thereafter

Standby Letters of Credit (1)	$11,700	$11,335	$365	$—	$—
Guarantees (2)	22,578	3,863	6,325	4,687	7,703

Total Other Commercial Commitments	$34,278	$15,198	$6,690	$4,687	$7,703

(1)	Letters of credit relate primarily to supporting workers’ compensation obligations.

(2)	Refer to Part II, Item 8 of this report under Note (13) — “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” in the Critical Accounting Policies section below for additional information regarding debt guarantees, lease guarantees and assigned leases.
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
     At January 1, 2011, $174.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.7 million of outstanding letters of credit primarily supporting workers’ compensation obligations. We are currently in compliance with all covenants contained within the credit agreement.
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
     Debt Obligations
     For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of January 1, 2011:

	Fixed Rate			Variable Rate
(in thousands)	Fair Value	Amount	Rate	Fair Value	Amount	Rate

2011		$670	6.0%		$—	—
2012		704	6.2%		—	—
2013		712	6.1%		154,100	2.6%
2014		40	5.6%		—	—
2015		—	—		—	—
Thereafter		136,710	3.5%		—	—

	$151,458	$138,836		$154,100	$154,100

     Consolidated EBITDA (Non-GAAP Measurement)

     The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for fiscal 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Net earnings	$50,941	2,778	33,145
Income tax expense	21,185	20,972	20,646
Interest expense	23,403	24,372	26,466
Depreciation and amortization	36,119	40,603	38,429

EBITDA	131,648	88,725	118,686
LIFO charge (credit)	53	(3,033)	19,740
Lease reserves	320	3,135	(1,832)
Goodwill impairment	—	50,927	—
Asset impairments	937	2,460	2,555
Gains on sale of real estate	—	(54)	—
Gain on acquisition of a business	—	(6,682)	—
Gain on litigation settlement	—	(7,630)	—
Share-based compensation	7,871	9,084	8,792
Special charges	—	6,020	—
Settlement of pre-acquisition contingency	(310)	—	—
Subsequent cash payments on non-cash charges	(3,055)	(2,815)	(4,218)

Total Consolidated EBITDA	$137,464	140,137	143,723

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
     Free Cash Flow as a percentage of Net Assets (Non-GAAP Measurement)
     The following is a reconciliation of Free Cash Flow to cash provided by operations and a reconciliation of Net Assets to Total Assets:

	52 Weeks Ended
(In thousands)	January 1, 2011
Free cash flow / Net assets
Net cash provided by operations	$66,116
Less capital expenditures	(59,295)

Free cash flow	$6,821

Strategic project adjustment (trailing 4 quarters)	51,950

Adjusted free cash flow (trailing 4 quarters)	$58,771

	January 1, 2011	January 2, 2010
Net assets
Total assets	$1,050,675	999,536
Less current liabilities	(293,242)	(308,509)
Plus current maturities of long-term debt and capitalized lease obligations	3,159	4,438

Net assets	$760,592	695,465

Strategic project adjustment	(52,985)	(9,879)

Adjusted net assets	$707,607	685,586

Average net assets (simple average)	$728,029

Adjusted average net assets (simple average)	$696,597

Free cash flow/ net assets	0.9%

Free cash flow/ net assets (ex. strategic projects)	8.4%

     Free cash flow and the ratio of free cash flow to net assets are measures used by management to measure operating performance and the ratio of free cash flow to net assets is a metric used to determine payout of performance units pursuant to one of our Long-Term Incentive Plans. Our free cash flow to net assets ratio is defined as cash provided from operations less capital expenditures for property, plant and equipment during the trailing four quarters divided by the average Net Assets for the current period and prior year comparable period (total assets less current liabilities plus current portion of long-term debt and capital leases). Free cash flow is not a recognized term under GAAP and does not purport to be an alternative to net earnings as an indicator of operating performance or any other GAAP measure. In addition, free cash flow is not intended to represent the residual cash flow available for discretionary expenditures as certain non-discretionary expenditures, including debt service payments, are not deducted from the measure.
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

     As of January 1, 2011, we had two outstanding interest rate swap agreements with notional amounts totaling $17.5 million, as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$7,500	10/15/2010	10/15/2011	3.38%
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
     As of January 1, 2011, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during fiscal 2008 expired during the first quarter and was settled for fair market value.
     In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our food distribution segment. On January 1, 2009, we entered into an agreement which required us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement was for one year and expired on December 31, 2009. The fixed price fuel agreement qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under the contract were expensed as incurred as an increase to cost of sales.
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
Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit and Finance Committee of our Board of Directors and with our independent auditors.
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
     As of January 1, 2011, we have recorded an allowance for doubtful accounts reserve for our accounts and notes receivables of $6.2 million as compared to $5.7 million as of January 2, 2010. During fiscal 2010, we recorded additional allowance for doubtful account reserves of $0.7 million and experienced write-offs of $0.2 million.
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
     As of January 1, 2011, we have recorded a provision for losses related to leases on closed locations of $6.8 million as compared to $9.3 million as of January 2, 2010. During fiscal 2010, we recorded additional provisions for losses related to leases on closed locations of $0.3 million, which was partially offset by payments made of $2.8 million.
     Guarantees of Debt and Lease Obligations of Others. We have guaranteed the debt and lease obligations of certain food distribution customers. In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($9.4 million as of January 1, 2011 as compared to $13.5 million as of January 2, 2010), which would be due in accordance with the underlying agreements.
     We have entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460. ASC Topic 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $6.7 million, which is included in the $9.4 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC Topic 460, a liability representing the fair value of the obligations assumed under the guarantees of $1.0 million is included in the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC Topic 460.
     We have also assigned various leases to certain food distribution customers and other third parties. If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases, net of reserves, to be approximately $8.9 million as of January 1, 2011 as compared to $8.0 million as of January 2, 2010. In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer. In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts — Methodology” and “Lease Commitments.” It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows. Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives. Refer to Part II, Item 8 of this report under Note (13) — “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements for more information regarding customer exposure and credit risk.
Impairment of Long-Lived Assets
     Property, plant and equipment are tested for impairment in accordance with ASC Subtopic 360-10-35 whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows. Impairment testing requires significant management judgment including estimating future sales and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Estimates of future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. We generally determine fair value by discounting expected future cash flows at a rate which management has determined to be consistent with assumptions used by market participants.
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
Goodwill
     We maintain three reporting units for purposes of our goodwill impairment testing, which are the same as our reporting segments disclosed in Part II, Item 8 of this report under Note (18) — “Segment Reporting”. Goodwill for each of our reporting units is tested for impairment in accordance with ASC 350 annually and/or when factors indicating impairment are present, which requires a significant amount of management’s judgment. Such indicators may include a decline in our expected future cash flows, unanticipated competition, the loss of a major customer, slower growth rates or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.
     During fiscal 2009, we began applying the provision of ASC Topic 820 in relation to our goodwill impairment testing by applying, to the extent possible, observable market inputs to arrive at the fair values of our reporting units.
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
     We performed our fiscal 2010 annual impairment test of goodwill during the fourth quarter of fiscal 2010 based on conditions as of the end of our third quarter of fiscal 2010 and determined that no indication of impairment existed in any of our reporting segments. The fair value of the retail segment was approximately 13% higher than its carrying value, while the food distribution segment’s fair value exceeded its carrying value by approximately 17% and the military segment’s fair value was approximately 54% higher than its carrying value.
     Discount rates applied in our income approach during fiscal 2010 ranged from 8.75% to 10.5% and were reflective of the weighted average cost of capital of comparable publically-trade companies with an adjustment for equity and size premiums based on market capitalization. Growth rates ranged from -2.5% to 2.0%. For the food distribution segment to have an indication of impairment the discount rate applied would need to increase over 2.0% or the assumed long-term growth rate would need to decrease by 2.0% with a corresponding increase in the discount rate of over 1.0%. For the retail segment to have an indication of impairment the discount rate applied would need to increase approximately 2.0% or the assumed long-term growth rate would need to decrease by 2.0% with a corresponding increase in the discount rate of over 1.0%.
     While we believe our estimates of fair value of our reporting units are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss. Please refer to Part II, Item 8 in this report under Note (1) — “Summary of Significant Accounting Policies” under the caption “Goodwill and Intangible Assets” of this Form 10-K for additional information pertaining to our annual goodwill impairment analysis.
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
     We utilize the liability method of accounting for income taxes as set forth in ASC Topic 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse or are settled. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.
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
Share-based Compensation
     ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant. The Company uses the grant date closing price per share of Nash Finch common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to its long-term incentive plan (LTIP). The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options. No options were granted during fiscal 2010, fiscal 2009 or fiscal 2008 and no options were outstanding as of January 1, 2011. The Company uses a lattice model to estimate the fair value of stock appreciation rights (SARs) which contain market conditions. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period which is derived from the data in the lattice valuation model. Share-based compensation is based on awards ultimately expected to vest, and is reduced for estimated forfeitures. ASC Topic 718 requires forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. Significant judgment is required in selecting the assumptions used for estimating fair value of share-based compensation as well estimating forfeiture rates. Further, any awards with performance conditions that can affect vesting also add additional judgment in determining the amount expected to vest. There can be significant volatility in many of our assumptions and therefore our estimates of fair value, forfeitures, etc. are sensitive to changes in these assumptions.

     Please refer to Part II, Item 8 in this Form 10-K under Note (10) — “Share-based Compensation Plans” for a comprehensive discussion related to our share-based compensation plans.
New Accounting Standards
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
     We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates. As a result, the carrying value of notes receivable approximates market value. Refer to Part II, Item 8 of this report under Note (6) — “Accounts and Notes Receivable” in the Notes to Consolidated Financial Statements for more information.
     The table below provides information about our debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	January 1, 2011
	Fair
(in millions, except rates)	Value	Total	2011	2012	2013	2014	2015	Thereafter
Debt with variable interest rate:
Principal payable	$154.1	$154.1	$—	$—	$154.1	$—	$—	$—
Average variable rate payable		2.6%			2.6%

Debt with fixed interest rates:
Principal payable	$151.5	$138.8	$0.7	$0.7	$0.7	$—	$—	$136.7
Average fixed rate payable		3.5%	6.0%	6.2%	6.1%	5.6%		3.5%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nash-Finch Company
We have audited the accompanying consolidated balance sheet of Nash-Finch Company (a Minnesota Corporation) and subsidiaries (collectively, the Company) as of January 1, 2011, and the related consolidated statement of income, stockholders’ equity and cash flows for the year ended January 1, 2011. Our audit of the basic financial statements included the financial statement schedule referenced in Part IV, Item 15(2) of this report. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nash-Finch Company and subsidiaries as of January 1, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nash-Finch Company and subsidiaries’ internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2011, expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
March 3, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nash-Finch Company
We have audited the accompanying consolidated balance sheet of Nash Finch Company and subsidiaries (collectively, the Company) as of January 2, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended January 2, 2010. Our audits also included the financial statement schedule referenced in Part IV, Item 15(2) of this report. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nash Finch Company and subsidiaries at January 2, 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 4, 2010 except as to Note 18 as to which the date is March 3, 2011

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per share amounts)

Fiscal years ended January 1, 2011,
January 2, 2010 and January 3, 2009	2010	2009	2008

Sales	$4,991,979	$5,212,655	$4,633,494
Cost of sales	4,591,191	4,793,967	4,226,545

Gross profit	400,788	418,688	406,949

Other costs and expenses:
Selling, general and administrative	269,140	287,328	288,263
Special charges	—	6,020	—
Gain on acquisition of a business	—	(6,682)	—
Gain on litigation settlement	—	(7,630)	—
Goodwill impairment	—	50,927	—
Depreciation and amortization	36,119	40,603	38,429
Interest expense	23,403	24,372	26,466

Total other costs and expenses	328,662	394,938	353,158

Earnings before income taxes	72,126	23,750	53,791

Income tax expense	21,185	20,972	20,646

Net earnings	$50,941	$2,778	$33,145

Net earnings per share:
Basic	$3.97	$0.21	$2.57
Diluted	3.86	0.21	2.52

Declared dividends per common share	$0.72	$0.72	$0.72

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,819	13,007	12,886
Diluted	13,186	13,378	13,161
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	January 1, 2011	January 2, 2010
Assets
Current Assets:
Cash	$830	$830
Accounts and notes receivable, net	233,436	250,767
Inventories	333,146	285,443
Prepaid expenses and other	15,817	11,410
Deferred tax assets	8,281	9,366

Total current assets	591,510	557,816

Notes receivable, net	20,350	23,343

Property, plant and equipment:
Property, plant and equipment	649,256	637,167
Less accumulated depreciation and amortization	(409,190)	(422,529)

Net property, plant and equipment	240,066	214,638

Goodwill	167,166	166,545
Customer contracts & relationships, net	18,133	21,062
Investment in direct financing leases	2,948	3,185
Other assets	10,502	12,947

Total assets	$1,050,675	$999,536

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$3,159	$4,438
Accounts payable	230,082	240,483
Accrued expenses	60,001	60,524
Income taxes payable	—	3,064

Total current liabilities	293,242	308,509

Long-term debt	292,266	257,590
Capital lease obligations	18,920	21,442
Deferred tax liability, net	36,344	19,323
Other liabilities	32,899	42,113
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock — no par value
Authorized 500 shares; none issued	—	—
Common stock of $1.66 2/3 par value
Authorized 50,000 shares, issued 13,677 and 13,675 shares, respectively	22,796	22,792
Additional paid-in capital	114,799	106,705
Common stock held in trust	(1,213)	(2,342)
Deferred compensation obligations	1,213	2,342
Accumulated other comprehensive loss	(10,984)	(10,756)
Retained earnings	303,584	261,821
Common stock in treasury, 1,569 and 863 shares, respectively	(53,191)	(30,003)

Total stockholders’ equity	377,004	350,559

Total liabilities and stockholders’ equity	$1,050,675	$999,536

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	2010	2009	2008

Fiscal Years Ended January 1, 2011, January 2, 2010 and January 3, 2009
Operating activities:
Net earnings	$50,941	$2,778	$33,145
Adjustments to reconcile net earnings to net cash provided by operating activities:
Special charges — non cash portion	—	6,020	—
Impairment of retail goodwill	—	50,927	—
Gain on acquisition of a business	—	(6,682)	—
Gain on litigation settlement	—	(7,630)	—
Depreciation and amortization	36,119	40,603	38,429
Amortization of deferred financing costs	1,834	1,779	2,142
Non-cash convertible debt interest	5,346	4,944	4,651
Rebateable loans	4,096	4,095	2,992
Provision for (reversal of) bad debts	808	1,411	(1,292)
Provision for (reversal of) lease reserves	320	3,136	(1,832)
Deferred income tax expense (benefit)	12,211	(10,764)	3,622
Gain on sale of real estate and other	(503)	(137)	(187)
LIFO charge (credit)	53	(3,033)	19,740
Asset impairments	937	2,460	2,555
Share-based compensation	7,871	9,084	8,792
Deferred compensation	1,075	1,223	244
Other	(753)	(151)	(742)
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts and notes receivable	14,659	(6,250)	17,430
Inventories	(47,756)	21,143	(31,489)
Prepaid expenses	1,913	(1,081)	839
Accounts payable	(9,963)	(8,178)	(1,037)
Accrued expenses	809	(12,367)	3,970
Income taxes payable	(9,384)	6,854	13,048
Other assets and liabilities	(4,517)	2,189	(3,021)

Net cash provided by operating activities	66,116	102,373	111,999

Investing activities:
Disposal of property, plant and equipment	783	830	438
Additions to property, plant and equipment	(59,295)	(30,402)	(31,955)
Business acquired, net of cash	—	(78,056)	(6,566)
Loans to customers	(1,368)	(2,350)	(24,050)
Payments from customers on loans	2,366	4,769	1,588
Corporate-owned life insurance, net	(427)	(461)	131
Other	3	—	—

Net cash used in investing activities	(57,938)	(105,670)	(60,414)

Financing activities:
Proceeds from revolving debt	30,000	30,500	87,300
Dividends paid	(8,930)	(9,239)	(9,229)
Proceeds from exercise of stock options	—	196	329
Proceeds from employee stock purchase plan	—	—	238
Repurchase of common stock	(21,970)	(1,017)	(14,348)
Payments of long-term debt	(628)	(595)	(119,255)
Payments of capitalized lease obligations	(3,529)	(3,436)	(3,639)
Increase (decrease) in outstanding checks	(3,083)	(10,065)	9,951
Payments of deferred financing costs	—	(2,874)	(3,573)
Tax benefit from exercise of stock options	(38)	(167)	603

Net cash provided by (used in) financing activities	(8,178)	3,303	(51,623)

Net increase (decrease) in cash	—	6	(38)
Cash at beginning of year	830	824	862

Cash at end of year	$830	$830	$824

Supplemental disclosure of cash flow information:
Non cash investing and financing activities Acquisition of minority interest	$—	$—	$64
See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY
Consolidated Statements of Stockholders’ Equity
(In thousands, except per share amounts)

					Accumulated
	Common stock		Additional		other		Total
Fiscal years ended January 1, 2011,	(shares	Common	paid-in	Retained	comprehensive	Treasury	stockholders’
January 2, 2010 and January 3, 2009	outstanding)	stock	capital	earnings	income (loss)	stock	equity

Balance at December 29, 2007	13,125	$22,599	$84,658	$244,915	$(5,092)	$(15,479)	$331,601

Net earnings	—	—	—	33,145	—	—	33,145
Other comprehensive income:
Deferred loss on hedging activities, net of tax of ($745)	—	—	—	—	(1,165)	—	(1,165)
Minimum pension liability adjustment, net of tax of ($2,710)	—	—	—	—	(4,239)	—	(4,239)
Minimum other post-retirement liability adjustment, net of tax of ($243)	—	—	—	—	(380)	—	(380)

Comprehensive income							27,361
Dividends declared of $.72 per share	—	—	—	(9,229)	—	—	(9,229)
Share-based compensation	—	3	8,871	(269)	—	338	8,943
Share-based compensation modified from liability to equity based	—	—	3,412	—	—	—	3,412
Common stock issued upon exercise of options	23	26	415	—	—	—	441
Common stock issued for employee purchase plan	8	13	224	—	—	—	237
Common stock issued for performance units	77	135	(135)	—	—	—	—
Repurchase of shares	(415)	—	—	—	—	(14,348)	(14,348)
Forfeiture of restricted stock	—	—	—	—	—	(1)	(1)
Tax benefit associated with compensation plans	—	—	603	—	—	—	603

Balance at January 3, 2009	12,818	22,776	98,048	268,562	(10,876)	(29,490)	349,020

Net earnings		—	—	2,778	—	—	2,778
Other comprehensive income:
Deferred loss on hedging activities, net of tax of $304	—	—	—	—	475	—	475
Minimum pension liability adjustment, net of tax of ($194)	—	—	—	—	(303)	—	(303)
Minimum other post-retirement liability adjustment, net of tax of ($33)	—	—	—	—	(52)	—	(52)

Comprehensive income							2,898
Dividends declared of $.72 per share	—	—	—	(9,239)	—	—	(9,239)
Share-based compensation	—	—	8,045	(280)	—	504	8,269
Stock appreciation rights	—	—	599	—	—	—	599
Common stock issued upon exercise of options	8	13	183	—	—	—	196
Common stock issued for performance units	1	3	(3)	—	—	—	—
Repurchase of shares	(15)	—	—	—	—	(1,017)	(1,017)
Tax benefit associated with compensation plans		—	(167)	—	—	—	(167)

Balance at January 2, 2010	12,812	22,792	106,705	261,821	(10,756)	(30,003)	350,559

Net earnings	—	—	—	50,941	—	—	50,941
Other comprehensive income:
Deferred loss on hedging activities, net of tax of $272	—	—	—	—	426	—	426
Minimum pension liability adjustment, net of tax of ($434)	—	—	—	—	(679)	—	(679)
Minimum other post-retirement liability adjustment, net of tax of $16	—	—	—	—	25	—	25

Comprehensive income							50,713
Dividends declared of $.72 per share	—	—	—	(8,930)	—	—	(8,930)
Share-based compensation	24	—	7,566	(248)	—	793	8,111
Stock appreciation rights	—	—	570	—	—	—	570
Common stock issued for performance units	—	4	(4)	—	—	—	—
Common stock transferred from rabbi trust	(85)	—	—	—	—	(1,200)	(1,200)
Repurchase of shares	(643)	—	—	—	—	(22,781)	(22,781)
Tax benefit associated with compensation plans	—	—	(38)	—	—	—	(38)

Balance at January 1, 2011	12,108	$22,796	$114,799	$303,584	$(10,984)	$(53,191)	$377,004

See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies
     Fiscal Year
     The fiscal year of Nash-Finch Company (“Nash Finch”) ends on the Saturday nearest to December 31. Fiscal 2008 consisted of 53 weeks while fiscal years 2010 and 2009 each consisted of 52 weeks. Our interim quarters consist of 12 weeks except for the third quarter which consists of 16 weeks. For fiscal 2008, the Company’s fourth quarter consisted of 13 weeks.
     Principles of Consolidation
     The accompanying financial statements include our accounts and the accounts of our majority-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.
     Reclassification
     Certain prior year segment amounts have been revised to conform to the current year presentation. This revision had no impact on the Company’s consolidated financial statements in any period presented. Please refer to Note 18 — “Segment Reporting” for additional information pertaining to our segment reclassification that occurred during fiscal 2010.
     Cash and Cash Equivalents
     In the accompanying financial statements and for purposes of the statements of cash flows, cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less when purchased which are carried at fair value.
     Accounts and Notes Receivable
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
     Based upon the nature of the products we sell, our customers have limited rights of return, which are immaterial.
     Cost of sales
     Cost of sales includes the cost of inventory sold during the period, including distribution costs, shipping and handling fees, and vendor allowances and credits (see below). Advertising costs, included in cost of goods sold, are expensed as incurred and were $61.1 million, $63.1 million and $60.5 million for fiscal 2010, 2009 and 2008, respectively. Advertising income, included in cost of goods sold, was approximately $60.1 million, $64.5 million and $64.7 million for fiscal 2010, 2009 and 2008, respectively.
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
Inventories
     Inventories are stated at the lower of cost or market. Approximately 88% of our inventories were valued on the last-in, first-out (LIFO) method at January 1, 2011 as compared to approximately 86% at January 2, 2010. During fiscal 2010, we recorded a LIFO charge of $0.1 million compared to a LIFO credit of $3.0 million in fiscal 2009 and a LIFO charge of $19.7 million in fiscal 2008. The remaining inventories are valued on the first-in, first-out (FIFO) method. If the FIFO method of accounting for inventories had been applied to all inventories, inventories would have been higher by $73.1 million and $73.1 million at January 1, 2011 and January 2, 2010, respectively.
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
     Net property, plant and equipment consisted of the following (in thousands):

	January 1,	January 2,
	2011	2010
Land	$21,486	$18,876
Buildings and improvements	235,096	214,959
Furniture, fixtures and equipment	286,708	289,713
Leasehold improvements	58,805	61,026
Construction in progress	13,575	5,928
Assets under capitalized leases	33,586	46,665

	649,256	637,167
Accumulated depreciation and amortization	(409,190)	(422,529)

Net property, plant and equipment	$240,066	$214,638

     Impairment of Long-Lived Assets
     An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC Subtopic 360-10-35 assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We have generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support. We allocate the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to us. We consider historical performance and future estimated results in the impairment evaluation. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value as determined using an income approach. The inputs used in the income approach use significant unobservable inputs, or level 3 inputs, in the fair value hierarchy. In fiscal 2010, 2009 and 2008, we recorded impairment charges of $0.9 million, $8.5 million and $2.6 million, respectively.
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
     Goodwill and Intangible Assets
  Intangible assets, consisting primarily of goodwill and customer contracts resulting from business acquisitions, are carried at cost. Goodwill is not amortized and customer contracts and other intangible assets that are not deemed to have an indefinite life are amortized over their useful lives. In accordance with ASC Topic 350, we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. Such indicators may include a decline in our expected future cash flows, unanticipated competition, slower growth rates or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

     The goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.
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
     We performed our fiscal 2010 annual impairment test of goodwill during the fourth quarter of fiscal 2010 based on conditions as of the end of our third quarter of fiscal 2010 and determined that no indication of impairment existed in any of our reporting segments. The fair value of the retail segment was approximately 13% higher than its carrying value, while the food distribution segment’s fair value exceeded its carrying value by approximately 17% and the military segment’s fair value was approximately 54% higher than its carrying value.
     Discount rates applied in our income approach during fiscal 2010 ranged from 8.75% to 10.50% and were reflective of the weighted average cost of capital of comparable publically-trade companies with an adjustment for equity and size premiums based on market capitalization. Growth rates ranged from -2.5% to 2.0%. For the food distribution segment to have an indication of impairment the discount rate applied would need to increase over 2.0% or the assumed long-term growth rate would need to decrease by 2.0% with a corresponding increase in the discount rate of over 1.0%. For the retail segment to have an indication of impairment the discount rate applied would need to increase approximately 2.0% or the assumed long-term growth rate would need to decrease by 2.0% with a corresponding increase in the discount rate of over 1.0%.
     The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity’s individual common stock. In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest. We have taken into consideration the current trends in our market capitalization and the current book value of our equity in relation to fair values arrived at in our fiscal 2010 goodwill impairment analysis, including the implied control premium, and have deemed the result to be reasonable.
     We determined that an indication of impairment existed in our retail segment in the first step of the fiscal 2009 goodwill impairment analysis which required us to calculate our retail segment’s implied fair value in the second step of the impairment analysis. For the second step we obtained appraisals for our real estate, fixtures and equipment and assigned a fair value to any unrecognized intangible assets, which included above and below market rents based on appraisals for locations we lease, a fair value to our trade names and our pharmacy scripts. Certain asset and liabilities’ carrying values approximated fair value due to their short maturities which included accounts receivable, inventories and accounts payable. Based on its implied fair value we were required to write-off $50.9 million of our retail goodwill in fiscal 2009. The decline in the fair value of our retail segment was reflective of a decline in long-term growth assumptions and lower comparable market multiples.
     During fiscal 2010, $0.6 million of retail goodwill was recorded for the value of a store buy-out agreement for one of our minority owned retail locations. Additionally, we transferred $8.9 million of goodwill from our food distribution segment to our military segment related to a segment reporting revision that occurred during fiscal 2010, which is discussed in further detail in Note 19 — “Segment Reporting” of this Form 10-K.
     Changes in the net carrying amount of goodwill were as follows:

		Food
(in thousands)	Military	Distribution	Retail	Total
Goodwill as of January 3 , 2009	$25,754	$121,863	$70,797	$218,414
Retail store closures	—	—	(942)	(942)
Retail goodwill impairment	—	—	(50,927)	(50,927)

Goodwill as of January 2, 2010	25,754	121,863	18,928	166,545
Food distribution to military revision	8,885	(8,885)	—	—
Retail store buy-out agreement	—	—	621	621

Goodwill as of January 1, 2011	$34,639	$112,978	$19,549	$167,166

     Customer contracts and relationships intangibles were as follows (in thousands):

January 1, 2011
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)
Customer contracts and relationships	$42,317	$(24,184)	$18,133	10-20

January 2, 2010
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)
Customer contracts and relationships	$42,798	$(21,736)	$21,062	10-20
     Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	January 1, 2011
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)
Franchise agreements	$2,694	$(1,501)	$1,193	17-25
Non-compete agreements	346	(167)	179	4-10
Pharmacy scripts	1,134	(600)	534	5
License agreements	53	(29)	24	5

	January 2, 2010
	Gross		Net	Estimated
	Carrying	Accum.	Carrying	Life
	Value	Amort.	Amount	(years)
Franchise agreements	$2,754	$(1,410)	$1,344	5-25
Non-compete agreements	696	(453)	243	4-10
Pharmacy scripts	1,064	(379)	685	5
License agreements	660	(571)	89	1-5
     Aggregate amortization expense recognized for fiscal 2010, 2009 and 2008 was $3.4 million, $4.4 million and $4.0 million, respectively. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $3.1 million, $2.6 million, $2.3 million, $2.0 million and $1.8 million for fiscal years 2011 through 2015, respectively.

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
     We utilize the liability method of accounting for income taxes as set forth in ASC Topic 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse or are settled. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.
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
     Financial Instruments
     We account for derivative financial instruments pursuant to ASC Topic 815. ASC Topic 815 requires derivatives be carried at fair value on the balance sheet and provides for hedge accounting when certain conditions are met.
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
     Comprehensive Income

     We report comprehensive income in accordance with ASC Topic 220. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings such as minimum pension and other post retirement liabilities adjustments and unrealized gains or losses on hedging instruments, but rather are recorded directly in the consolidated statements of stockholders’ equity.
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
     Effective January 4, 2009, the Company adopted the provisions of ASC Topic 805 (“ASC 805”, originally issued as SFAS No. 141R, “Business Combinations”). ASC 805 defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.
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
     A contingency of $0.3 million is included in the other long-term liabilities account in the table above related to a payment the Company would have been required to make in the event a purchase option was not exercised associated with the sublease of the Pensacola, FL facility prior to October 10, 2010. The Company determined the range of the potential loss was zero to $1.0 million and the acquisition date fair value of the contingency was $0.3 million based upon a probability-weighted discounted cash flow valuation technique. The Company exercised the purchase option during the third quarter of fiscal 2010. The resulting gain recognized from the settlement of this contingency is included on the selling, general and administrative line on our consolidated statement of income.
     Although the Company has made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company’s military segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business had on the Company’s net earnings during fiscal 2009. However, please refer to “Note 18 — Segment Reporting” for a comparison of military segment sales and profits for fiscal years 2010, 2009 and 2008.
Supplemental pro forma financial information
     The unaudited pro forma financial information in the table below combines the historical results for the Company and the historical results for the Business for the 52 weeks ended January 2, 2010 and the 53 weeks ended January 3, 2009. This pro forma financial information is provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined operations for the periods presented or that will be achieved by the combined operations in the future.

	52 Weeks Ended	53 Weeks Ended
	January 2,	January 3,
(in thousands, except per share data)	2010	2009
Total revenues	$5,274,945	5,348,799
Net earnings	2,944	36,096
Basic earnings per share	0.23	2.80
Diluted earnings per share	0.22	2.74
(3) Vendor Allowances and Credits
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
(4) Special Charges
     In fiscal 2009, we recorded a special charge of $6.0 million due to asset impairments in our food distribution segment. The charge included write-downs of $5.5 million to leasehold improvements and $0.5 million to fixtures and equipment.

(5) Long-Lived Asset Impairment Charges
      Impairment charges of $0.9 million, $8.5 million and $2.6 million were recorded for long-lived asset impairments in fiscal 2010, 2009 and 2008, respectively. The impairment charges primarily related to four retail stores in 2010, six retail stores and one food distribution center in 2009 and eight retail stores in 2008 that were impaired as a result of increased competition within the respective market areas. The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down in accordance with ASC 360-10-35.
(6) Accounts and Notes Receivable
     Accounts and notes receivable at the end of fiscal 2010 and 2009 are comprised of the following components:

(in thousands)	2010	2009
Customer notes receivable, current	$5,364	$7,227
Customer accounts receivable	218,050	229,884
Other receivables	15,753	18,769
Allowance for doubtful accounts	(5,731)	(5,113)

Net current accounts and notes receivable	$233,436	$250,767

Long-term customer notes receivable	$20,811	$23,917
Allowance for doubtful accounts	(461)	(574)

Net long-term notes receivable	$20,350	$23,343

     Operating results include bad debt expense of $0.8 million in fiscal 2010, $1.4 million in fiscal 2009 and the reversal of bad debt expense of $1.3 million during fiscal 2008.
(7) Long-term Debt and Bank Credit Facilities
     Long-term debt as of the end of the fiscal 2010 and 2009 is summarized as follows:

(In thousands)	2010	2009

Asset-backed credit agreement:
Revolving credit	$154,100	124,100
Senior subordinated convertible debt, 3.50% due in 2035	136,710	131,364
Industrial development bonds, 5.60% to 5.75% due in various installments through 2014	1,830	2,365
Notes payable and mortgage notes, 7.95% due in various installments through 2013	296	388

Total debt	292,936	258,217
Less current maturities	(670)	(627)

Long-term debt	$292,266	257,590

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
     At January 1, 2011, $174.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.7 million of outstanding letters of credit primarily supporting workers’ compensation obligations.
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
     The notes will be convertible at the option of the holder only upon the occurrence of certain events summarized as follows:

(1)	if the closing price of our stock reaches a specified threshold (currently $63.64) for a specified period of time,

(2)	if the notes are called for redemption,

(3)	if specified corporate transactions or distributions to the holders of our common stock occur,

(4)	if a change in control occurs or,

(5)	during the ten trading days prior to, but not on, the maturity date.
     Upon conversion by the holder, the notes convert at an adjusted conversion rate of 9.5222 shares (initially 9.3120 shares) of our common stock per $1,000 Note (equal to an adjusted conversion price of approximately $48.95 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value (or residual value shares), if any, in cash, stock or both, at our option. The conversion rate is adjusted upon certain dilutive events as described in the indenture, but in no event shall the conversion rate exceed 12.7109 shares per $1,000 Note. The number of residual value shares cannot exceed 7.1469 shares per $1,000 Note.
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
     Industrial Development Bonds and Mortgages
     At January 1, 2011, land in the amount of $1.4 million and buildings and other assets with a depreciated cost of approximately $3.0 million are pledged to secure obligations under issues of industrial development bonds and mortgages.
     Maturities of Long-term Debt
     Aggregate annual maturities of long-term debt for the five fiscal years after January 1, 2011, are as follows (in thousands):

2011	$670
2012	704
2013	154,812
2014	40
2015	—
Thereafter	136,710

Total	$292,936

     Interest paid was $16.6 million, $17.8 million and $18.7 million during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.
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
     The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income. As of January 1, 2011, and January 2, 2010, we had recorded a fair value liability of $0.4 million and $1.1 million, respectively, which was included in accrued expenses in our Consolidated Balance Sheet. Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income. However, to the extent that any of these contracts are not considered to be effective in accordance with ASC 815 in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Our interest rate swap agreements resulted in recognizing interest expense of $1.0 million, $1.5 million and $0.1 million in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.
     As of January 1, 2011, we had two outstanding interest rate swap agreements with notional amounts totaling $17.5 million, as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$7,500	10/15/2010	10/15/2011	3.38%
     Interest rate swap agreements outstanding at January 1, 2011 and January 2, 2010 and their fair values are summarized as follows:

January
(In thousands, except percentages)	1, 2011
Notional amount (pay fixed/receive variable)	$17,500
Fair value liability	(433)
Average receive rate for effective swaps	0.3%
Average pay rate for effective swaps	3.4%

January
(In thousands, except percentages)	2, 2010
Notional amount (pay fixed/receive variable)	$35,000
Fair value liability	(1,132)
Average receive rate for effective swaps	2.6%
Average pay rate for effective swaps	3.4%
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
     As of January 1, 2011, there were no commodity swap agreements in existence. Our only commodity swap agreement in place during fiscal 2008 expired during the first quarter and was settled for fair market value.

     In addition to the previously discussed interest rate and commodity swap agreements, from time-to-time we enter into a fixed price fuel supply agreements to support our food distribution segment. On January 1, 2009, we entered into an agreement which required us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon. The term of the agreement was for one year and expired on December 31, 2009. The fixed price fuel agreement qualified and was designated under the “normal purchase” exception under ASC 815, therefore the fuel purchases under the contract was expensed as incurred as an increase to cost of sales.
(9) Income Taxes
Income tax expense is made up of the following components:

(in thousands)	2010	2009	2008
Current:
Federal	$6,268	$27,382	$12,414
State	783	3,231	1,656
Tax credits	(400)	(268)	(130)
Deferred:
Federal	13,154	(8,271)	6,284
State	1,380	(1,102)	422

Total	$21,185	$20,972	$20,646

     Income tax expense differed from amounts computed by applying the federal income tax rate to pre-tax income as a result of the following:

	2010	2009	2008
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.7%	4.7%	4.0%
Non-deductible goodwill	0.0%	73.6%	0.0%
Change in tax contingencies	(8.0)%	4.4%	1.1%
Gain on litigation settlement	0.0%	(12.7)%	0.0%
Gain on acquisition of a business	0.0%	(11.2)%	0.0%
Federal refund claim	0.0%	(6.8)%	0.0%
Other, net	(1.3)%	1.3%	(1.7)%

Effective tax rate	29.4%	88.3%	38.4%

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	January 1,	January 2,
(in thousands)	2011	2010
Deferred tax assets:
Compensation related accruals	$19,566	$16,812
Reserve for bad debts	2,440	2,264
Reserve for store shutdown and special charges	1,024	1,438
Workers compensation accruals	3,493	3,243
Pension accruals	7,030	6,540
Reserve for future rents	2,671	3,608
Other	4,505	3,216

Total deferred tax assets	40,729	37,121

Deferred tax liabilities:
Property, plant and equipment	11,995	5,120
Intangible assets	21,899	17,337
Inventories	12,407	8,263
Convertible debt interest	23,022	21,296
Other	572	2,059

Total deferred tax liabilities	69,895	54,075

Net deferred tax liability	$(29,166)	$(16,954)

     Our income tax expense from continuing operations was $21.2 million, $21.0 million and $20.6 million for fiscal years 2010, 2009 and 2008, respectively. The income tax rate from continuing operations for fiscal 2010 was 29.4% compared to 88.3% for fiscal 2009 and 38.4% for fiscal 2008. The effective income tax rate for fiscal 2010, 2009 and 2008 represented income tax expense incurred on pre-tax income from continuing operations. The effective tax rate for fiscal 2010 was impacted by the reversal of previously unrecognized tax benefits of $13.6 million primarily due to statute of limitation closures and audit resolutions and an increase in reserves of $3.4 million.
     Net income taxes paid were $23.9 million, $22.4 million, and $0.8 million during fiscal 2010, 2009 and 2008, respectively. Income tax benefits recognized through stockholders’ equity were $0.0 million, $0.0 million, and $0.6 million during fiscal years 2010, 2009 and 2008, respectively, as compensation expense for tax purposes were in excess of amounts recognized for financial reporting purposes.
     At January 1, 2011, the total amount of unrecognized tax benefits was $1.7 million compared to $11.9 million at January 2, 2010. The net decrease in unrecognized tax benefits of $10.2 million since January 2, 2010 was comprised of the following: $3.5 million due to a decrease in the unrecognized tax benefits relating the expiration of the applicable statutes of limitation, $7.8 million due to the reduction of unrecognized tax benefits relating to prior period tax positions, $2.3 million due to the reduction of unrecognized tax benefits relating to current period tax positions and $3.4 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period. The net increase in unrecognized tax benefits of $2.5 million during the year ended January 2, 2010, was comprised of the following: $0.2 million due to a decrease in the unrecognized tax benefits relating to the expiration of the applicable statutes of limitation and $2.7 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period.
     The following table summarizes the activity related to our unrecognized tax benefits:

($ in thousands)
Unrecognized tax benefits — opening balance at 1/03/10	$11,905
Increases related to current year tax period	3,409
Decreases related to current year tax periods	(2,288)
Decreases related to prior year tax periods	(7,779)
Lapse of statute of limitations	(3,500)

Unrecognized tax benefits — ending balance 1/01/11	$1,747

($ in thousands)
Unrecognized tax benefits — opening balance at 1/04/09	$9,438
Increases related to current year tax period	2,706
Lapse of statute of limitations	(239)

Unrecognized tax benefits — ending balance 1/02/10	$11,905

     The total amount of tax benefits that if recognized would impact the effective tax rate was $0.4 million at January 1, 2011 and $4.1 million at January 2, 2010. The accrual for potential penalties and interest related to unrecognized tax benefits decreased by $2.1 million in 2010, and in total, as of January 2, 2010, is $0.1 million. The accrual for potential penalties and interest related to unrecognized tax benefits increased by $0.2 million in fiscal 2009.
     We do not expect our unrecognized tax benefits to change significantly over the next 12 months.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. During fiscal 2010, we completed an audit by the federal tax authorities of our 2008 tax year. No adjustments that would have a substantial impact on the effective tax rate occurred. With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2006 and prior.
(10) Share-based Compensation Plans
     We account for share-based compensation awards in accordance with the provisions of ASC Topic 718 (“ASC 718”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. Share-based compensation expense recognized in our consolidated statements of income for fiscal years ended January 2, 2010 and January 3, 2009 included compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of ASC 718. Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of ASC 718. Share-based compensation expense recognized in the consolidated statements of income for years ended January 1, 2011, January 2, 2010, and January 3, 2009 was based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.
     Share-based compensation recognized under ASC 718 for the year ended January 1, 2011 was $7.9 million. Share-based compensation was $9.1 million during 2009 and $8.8 million in fiscal 2008. Share-based compensation amounts are included in selling, general & administrative expense line of our consolidated statements of income.
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
     Performance units pursuant to our LTIP were granted during each of fiscal years 2007 through 2009 under the 2000 Plan and during fiscal 2010 under the 2009 Plan. These units vest at the end of a three-year performance period.
     In February 2008, the Compensation and Management Development Committee (the “Committee”) of the Board of Directors amended the 2007 LTIP plan to take into account the Company’s decision in the fall of 2007 to invest strategic capital in support of its strategic plan. To ensure the interests of management and shareholders remained aligned after the decision to invest strategic capital, the Committee decided in February 2008 to revise the 2007 LTIP plan by, among other things, adding a definition for Strategic Project and amending the definitions of Net Assets, RONA and Free Cash Flow. The 2007 LTIP Plan was amended as follows:
•	2007 LTIP Plan: The Committee amended the definition of “net assets” to allow for the impact on net assets resulting from the Company’s decision to expend strategic capital. Net Assets is defined in the amended Plan as: “Net Assets” means total assets minus current liabilities, excluding current maturities of long-term debt and capitalized lease obligations and further adjusted by (x) subtracting the additions of Strategic Project PP&E and Strategic Project Working Capital. “Strategic Project” means projects of the following type that have been approved by the Committee: (i) all Strategic Projects identified in the Company’s Five-Year Plan dated October 29, 2007; (ii) new retail store additions; (iii) conversions of current retail stores to a new format; (iv) conversion of current wholesale distribution centers; (v) new wholesale distribution centers or additions thereto; (vi) conversion of current distribution network systems; (vii) conversion of current wholesale or retail pricing and billing systems; (viii) conversion of current wholesale or retail merchandising systems; (ix) conversion of vendor income management systems. If a Strategic Project generates positive Consolidated EBITDA through July 1 of the year placed in service, then the adjustment for (x) above will not be made. If a Strategic Project first generates positive Consolidated EBITDA after July 1 of the year placed in service, then the adjustment for (x) above will be made during that fiscal year only. Net Assets will be further adjusted upward by the amount of any impairment of goodwill that the Company records beginning with the affected year during the Measurement Period. In addition, the Committee amended the definition of “Free Cash Flow” to provide as follows: “Free Cash Flow”

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
     The Committee made the following additional amendments to the 2007 plan at its February 2008 meeting; (1) removing the plan participant’s option to receive payout of the award in cash; instead requiring that all awards be paid in stock; and (2) automatically deferring settlement of stock payouts to senior vice presidents, executive vice presidents and the CEO until 30 days following termination of their employment or until six months after termination of their employment if they are determined to be “specified employees” under 409A(a)(2)(B)(i) of the Internal Revenue Code of 1986. The above modifications resulted in replacement of the previously outstanding liability awards with equity awards as defined by ASC 718. Therefore, the total expense recognized over the remaining service (vesting) period of the awards will equal the grant date fair value times number of shares that ultimately vest. The Company estimates expected forfeitures in determining the compensation expense recorded each period. The Company recorded no incremental compensation cost as a result of modifying the 2007 LTIP awards.
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
     During 2010, 123,128 units were granted pursuant to our 2010 LTIP and during 2009, 108,696 units were granted pursuant to our 2009 LTIP. Under each plan, depending on a comparison of the Company’s cumulative three-year actual EBITDA results to the cumulative three-year strategic plan EBITDA targets and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted. Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.
     All units under the 2006 LTIP plan were settled during the second quarter 2009 for approximately 90,000 shares of our common stock of which approximately 15,000 shares, net of tax withholding of approximately 8,000 shares, were paid out of treasury stock during the second quarter 2009 and the remaining 67,000 shares deferred to future periods at the election of the recipients.
     On January 2, 2010, 102,133 units outstanding under the 2007 LTIP vested and were settled in the second quarter 2010 for approximately 182,000 shares of common stock of which approximately 22,000 shares, net of tax withholding of 10,900 shares were paid out of treasury stock during the second quarter of 2010 and the remaining 149,000 shares deferred to future periods at the election of the recipients.
     On January 1, 2011, 104,111 units outstanding under the 2008 LTIP vested and are expected to be settled in the second quarter of 2011 upon final comparison of the Company’s results to those reported by its peers.
     During fiscal years 2006 through 2010, RSUs were awarded to certain executives of the Company. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents. Compensation cost, net of projected forfeitures, is recognized on a straight-line basis over the period between the grant and vesting dates, with compensation cost for grants with a graded vesting schedule recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards. In addition to the time vesting criteria, awards granted in 2008 and 2009 to two of the Company’s executives include performance vesting conditions. The Company records expense for such awards over the service vesting period if the Company anticipates the performance vesting conditions will be satisfied.
     On February 27, 2007, Mr. Covington was granted a total of 152,500 RSUs under the Company’s 2000 Stock Incentive Plan. The new RSU grant replaced a previous grant of 100,000 performance units awarded to Mr. Covington when he joined the Company in 2006. The previous 100,000 unit grant has been cancelled. The new grant delivers additional equity in lieu of the cash “tax gross up” payment included in the previous award; therefore no cash outlay will be required by the Company. Vesting of the new RSU grant to Mr. Covington will occur over a four year period, assuming Mr. Covington’s continued employment with Nash Finch. However, Mr. Covington will not receive the stock until six months after the termination of his employment, whenever that may occur. At the date of the modification, the Company deemed it improbable that the performance vesting conditions of the original awards would be achieved and therefore was not accruing compensation expense related to the original grant. Accordingly, the replacement of the previous grant had no immediate financial impact but resulted in incremental compensation cost in periods subsequent to the modification due to the expectation that the replacement awards will vest. As of January 1, 2011, the Company has recognized cumulative compensation expense related to the modified awards of $4.4 million versus $2.0 million that would have been recorded for the original awards based on actual and forecasted performance relative to the performance vesting conditions. The Company expects to record total compensation $4.7 million for the replacement awards over the 4-year vesting period compared with $2.1 million for the original awards.
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
     The following assumptions were used to determine the fair value of SARs during fiscal 2008:

Assumptions - SARs Valuation	2008
Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years
     The following tables summarize activity in our share-based compensation plans during the fiscal year ended January 1, 2011:

		Weighted		Weighted
	Service	Average	Performance	Average
	Based	Remaining	Based Grants	Remaining
	Grants	Restriction/	(LTIP &	Restriction/
	(Board Units	Vesting	Performance	Vesting
(in thousands, except per share amounts)	and RSUs)	Period	RSUs)	Period
Outstanding at January 2, 2010	606.8	1.0	408.1	1.0
Granted	40.1		123.7
Forfeited/cancelled	—		(11.9)
Exercised/units settled	(49.0)		(102.1)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares*	48.6		151.0

Outstanding at January 1, 2011	646.5	0.6	568.8	0.7

Shares expected to vest**	641.4	1.6	205.0	2.1

Exercisable/unrestricted at January 2, 2010	273.6		102.1

Exercisable/unrestricted at January 1, 2011	322.1		323.7

*	“Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

Weighted
	Stock	Average
	Appreciation	Base/Exercise
(in thousands, except per share amounts)	Rights	Price Per SAR
Outstanding at January 2, 2010	267.3	$38.44
Granted	—
Exercised/restrictions lapsed	—
Forfeited/cancelled	—

Outstanding at January 1, 2011	267.3	38.44

Shares expected to vest**	240.6	38.44

Exercisable/unrestricted at January 2, 2010	—

Exercisable/unrestricted at January 1, 2011	—

**	The “shares expected to vest” in the above tables represent the following: For all grants, gross units outstanding less management’s estimate of forfeitures due to termination of employment prior to vesting. For RSUs under “Performance Based Grants” that include a performance vesting condition based on a Nash Finch specific internal target, the number of shares expected to be paid based on management’s current expectation of achieving the target. Note that the shares expected to vest for LTIP does not include an estimate of the adjustment factor upon settlement which is partially dependent on external factors (the Company’s results on plan performance metrics versus its peer group). Note that shares expected to vest for SARs does not factor probability of achieving the market condition required for vesting.
     The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $35.83, $33.35 and $37.35 during fiscal years 2010, 2009 and 2008, respectively. The weighted-average grant-date fair value of equity based SARs granted during 2008 was $8.44 per SAR.
     The following tables present the non-vested equity awards, including options, restricted stock/performance units including LTIP and stock appreciation rights.

			Performance	Weighted
	Service Based	Weighted	Based Grants	Average Fair
	Grants (Board	Average Fair	(LTIP &	Value at
	Units and	Value at Date	Performance	Date of
(in thousands, except per share amounts)	RSUs)	of Grant	RSUs)	Grant
Non-vested at January 2, 2010	333.2	$29.39	237.5	$36.32
Granted	40.1		123.7
Vested/restrictions lapsed	(49.0)		(104.1)
Forfeited/cancelled	—		(11.9)

Non-vested at January 1, 2011	324.3	$29.65	245.2	$35.02

Weighted
	Stock	Average Fair
	Appreciation	Value at Date
(in thousands, except per share amounts)	Rights	of Grant
Non-vested at January 2, 2010	267.3	$8.44
Granted	—	—
Vested/restrictions lapsed	—	—
Forfeited/cancelled	—	—

Non-vested at January 1, 2011	267.3	$8.44

     No stock options were outstanding for any of fiscal 2010. The total grant date fair value of stock options that vested during the year was nil for 2009 and $0.1 million for fiscal 2008. The aggregate intrinsic value of stock options exercised was approximately $42,000 and $0.3 million during fiscal 2009 and 2008, respectively. The total grant date fair value for all other share-based awards that vested during the year was $5.5 million, $6.2 million and $6.7 million for fiscal 2010, 2009 and 2008, respectively. The value of share-based liability awards paid during 2008 was $0.8 million related to settlement of units outstanding for 2005 LTIP grants. No liability awards were settled during fiscal 2010 or 2009. As of January 1, 2011, the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was $2.5 million for service based awards, $2.6 million for performance based awards and $0.9 million for stock appreciation rights. The costs are expected to be recognized over a weighted-average period of 1.6 years for the service based awards, 2.1 years for the performance based awards and 1.5 years for stock appreciation rights.
     Cash received from employees resulting from our share-based compensation plans was nil, $0.2 million and $0.6 million for fiscal 2010, 2009 and 2008, respectively. The Company had a net tax deficiency of $0.0 million and $0.1 million during 2010 and 2009, respectively recognized as a reduction of paid-in-capital. The actual tax benefit realized for the tax deductions from share-based compensation plans was $0.7 million for fiscal year 2008.
(11) Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2010	2009	2008
Numerator:
Net earnings	$50,941	$2,778	$33,145

Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,819	13,007	12,886
Effect of dilutive options and awards	367	371	275

Denominator for diluted earnings per share (adjusted weighted-average shares)	13,186	13,378	13,161

Basic earnings per share	$3.97	$0.21	$2.57

Diluted earnings per share	$3.86	$0.21	$2.52

     The senior subordinated convertible notes due 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.5222 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of the notes (equal to an adjusted conversion price of approximately $48.95 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option. Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value.
     Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant. No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash. Therefore, all units under the 2005 plan were settled in shares of common stock during fiscal 2008. During fiscal 2010 and 2009, performance units granted under the 2007 LTIP Plan and 2006 LTIP Plan, respectively, were settled in shares of common stock, some of which were deferred by executives as required by the plans. Other performance units and RSUs granted during fiscal 2007, 2008, 2009 and 2010 pursuant to the 2000 Plan and 2009 Plan will pay out in shares of Nash Finch common stock. Unvested RSUs are not included in basic earnings per share until vested. All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260. Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. Shares related to the LTIP and shares related to RSUs that are included under “effect of dilutive options and awards” in the calculation of diluted EPS are as follows:

	Fiscal	Fiscal	Fiscal
(in thousands)	2010	2009	2008
LTIP	150	211	121
RSUs	217	160	150

(12) Leases
      A substantial portion of our store and warehouse properties are leased. The following table summarizes assets under capitalized leases:

(in thousands)	2010	2009
Building and improvements	$33,586	$46,665
Less accumulated amortization	(14,089)	(26,015)

Net assets under capitalized leases	$19,497	$20,650

     Total future minimum sublease rents receivable related to operating and capital lease obligations as of January 1, 2011, are $23.9 million and $7.0 million, respectively. Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases. At January 1, 2011, our future minimum rental payments under non-cancelable leases (including properties that have been subleased) are as follows:

(in thousands)	Operating Leases	Capital Leases
2011	$20,517	$4,826
2012	17,432	4,703
2013	14,904	4,097
2014	11,297	3,494
2015	7,697	3,265
Thereafter	14,957	13,027

Total minimum lease payments	$86,804	$33,412

Less imputed interest (rates ranging from 8.3% to 24.6%)		12,003

Present value of net minimum lease payments		21,409
Less current maturities		(2,489)

Capitalized lease obligations		$18,920

     Total rental expense under operating leases for fiscal 2010, 2009 and 2008 were as follows:

(in thousands)	2010	2009	2008
Total rentals	$38,859	$41,318	$40,822
Less: real estate taxes, insurance and other occupancy costs	(2,716)	(2,881)	(3,614)

Minimum rentals	36,143	38,437	37,208
Contingent rentals	(78)	(34)	(108)
Sublease rentals	(6,881)	(7,450)	(8,611)

	$29,184	$30,953	$28,489

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
     As of January 1, 2011, we have guaranteed outstanding debt and lease obligations of a number of retailers in the amount of $9.4 million. In the normal course of business, we also sublease and assign to third parties various leases. As of January 1, 2011, we estimate that the present value of our maximum potential obligation, net of reserves, with respect to the subleases to be approximately $22.8 million and assigned leases to be approximately $8.9 million.
     We have entered into loan and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460. ASC Topic 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee. The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $6.7 million, which is included in the $9.4 million total referenced above. These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. As required by ASC Topic 460, a liability representing the fair value of the obligations assumed under the guarantees of $1.0 million is included in the accompanying consolidated financial statements. All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC Topic 460.
(14) Fair Value of Financial Instruments
     In September 2006, the FASB issued ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about instruments recorded at fair value. It also applies under other accounting pronouncements that require or permit fair value measurements. Effective January 1, 2008, we adopted the provisions of ASC 820 related to financial assets and liabilities recognized or disclosed on a recurring basis. Additionally, beginning in fiscal 2009, we now apply ASC 820 to financial and non-financial assets and liabilities.
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
    Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement. As of January 1, 2011, we have recorded a fair value liability of $0.4 million in relation to our outstanding interest rate swap agreements.
Other Financial Assets and Liabilities
     Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.
     The fair value of notes receivable approximates the carrying value at January 1, 2011 and January 2, 2010. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

     The estimated fair value of our long-term debt, including current maturities, was $305.6 million and $255.0 million at January 1, 2011 and January 2, 2010, respectively, utilizing discounted cash flows. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.
Non-Financial Assets
     We account for the impairment of goodwill and the impairment of long-lived assets in accordance with ASC 350 and ASC 360-10-35, respectively. During fiscal 2009 we recognized a goodwill impairment of $50.9 million and during fiscal 2010, 2009 and 2008 we recognized asset impairments of $0.9 million, $8.5 million and $2.6 million, respectively. We utilize a discounted cash flow model and market approach that incorporate unobservable level 3 inputs to test for goodwill and long-lived asset impairments.
(15) Commitments and Contingencies
Roundy’s Supermarkets, Inc. v. Nash Finch
     On February 11, 2008, Roundy’s Supermarkets, Inc. (“Roundy’s”) filed suit against us claiming we breached the Asset Purchase Agreement (“APA”), entered into in connection with our acquisition of certain distribution centers and other assets from Roundy’s, by not paying approximately $7.9 million that Roundy’s claimed was due under the APA as a purchase price adjustment. We answered the complaint denying any payment was due to Roundy’s and asserted counterclaims against Roundy’s for, among other things, breach of contract, misrepresentation, and breach of the duty of good faith and fair dealing. In our counterclaim we demanded damages from Roundy’s in excess of $18.0 million.
     On September 14, 2009, we entered into a settlement agreement with Roundy’s that fully resolved all claims brought in the lawsuit. Under the terms of the settlement agreement, both parties agreed to dismiss their claims against the other in exchange for a release of claims. Neither party was required to pay any money to the other. We recorded a $7.6 million gain in fiscal 2009 which represented the reversal of the liability we had recorded in conjunction with the disputed APA purchase price adjustment.
Other
     We are also engaged from time-to-time in routine legal proceedings incidental to our business. We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.
(16) Long-Term Compensation Plans
     We have a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements. Profit sharing contributions, determined by the Board of Directors, were made to a noncontributory profit sharing trust based on profit performance. Effective January 1, 2003, we added a match to the 401(k) feature of this plan, which was subsequently amended effective January 1, 2008, whereby we will make an annual matching contribution to each participant’s plan account. The fiscal 2009 annual matching contribution provided that we would match 100% of the participant’s contributions up to 3% of the participant’s eligible compensation for the year. In the event the participant’s contributions exceeded 3% of their eligible compensation for the year, we would match 50% of the next 2% of the participant’s eligible compensation for the year. The contribution expense for our matching contributions to the 401(k) plan reduced dollar for dollar the profit sharing contributions that would otherwise have been made to the profit sharing plan. During fiscal 2009, the Company eliminated the discretionary component of the profit sharing plan but maintained the annual matching contribution. During fiscal 2010, the Company modified the annual matching contribution to make it discretionary based on Company profitability. Total profit sharing expense (including the matching contribution) was $2.5 million, $4.5 million and $7.9 million for fiscal 2010, 2009 and 2008, respectively.

     On January 1, 2000, we adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers. On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year. Benefits payable under the SERP typically vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 60 if that occurs sooner). Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment. Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages. In February 2007, our Board of Directors fully vested the SERP account of Alec C. Covington, our President and Chief Executive Officer. Compensation expense related to the plan was $0.9 million in fiscal 2010, $0.9 million in fiscal 2009 and $0.8 million in fiscal 2008.
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
     During fiscal 2004, we created and funded a benefits protection trust to invest amounts deferred under these plans. The trust is a grantor trust and accounted for in accordance with ASC Subtopic 710-10-45. A benefits protection or rabbi trust holds assets that would be available to pay benefits under a deferred compensation plan if the settler of the trust, such as us, is unwilling to pay benefits for any reason other than bankruptcy or insolvency. The rabbi trust now holds corporate-owned life insurance which is intended to fund potential future obligations. Assets in the trust remain subject to the claims of our general creditors, and the investment in the rabbi trust is classified in “other assets” on our consolidated balance sheets.
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
     On December 30, 2006, we adopted the recognition and disclosure provisions of ASC Subtopic 715-20-65. ASC Topic 715-20-65 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan and other post-retirement benefits in the December 30, 2006, statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of ASC Topic 715, all of which were previously netted against the plan’s funded status in our statement of financial position. These amounts will be subsequently recognized as net periodic benefit cost pursuant to our historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income.

Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of ASC Topic 715-20-65.
     Accumulated other comprehensive income at January 1, 2011, consists of the following amounts that have not yet been recognized in net periodic benefit cost:

		Other Post-
		retirement
(in thousands)	Pension	Benefits	Total
Unrecognized prior service credits	$—	$(21)	$(21)
Unrecognized actuarial losses (gains)	17,800	(206)	17,594

Unrecognized net periodic cost (benefit)	17,800	(227)	17,573
Less deferred taxes (benefit)	(6,942)	88	(6,854)

Total	$10,858	$(139)	$10,719

     Accumulated other comprehensive income at January 2, 2010, consisted of the following amounts that had not yet been recognized in net periodic benefit cost:

		Other Post-
		retirement
(in thousands)	Pension	Benefits	Total
Unrecognized prior service credits	$—	$(52)	$(52)
Unrecognized actuarial losses (gains)	16,687	(134)	16,553

Unrecognized net periodic cost (benefit)	16,687	(186)	16,501
Less deferred taxes (benefit)	(6,508)	73	(6,435)

Total	$10,179	$(113)	$10,066

     The prior service credits and actuarial losses (gains) included in other comprehensive income and expected to be recognized in net periodic cost during the fiscal year ended December 31, 2011 are as follows:

		Other Post-
		retirement
(in thousands)	Pension	Benefits
Unrecognized prior service credits	$—	$(21)
Unrecognized actuarial losses (gains)	1,576	(16)

Total	$1,576	$(37)

Funded Status
     The following table sets forth the actuarial present value of benefit obligations and funded status of the curtailed pension plan and curtailed post-retirement benefits for the years ended.

	Pension Benefits		Other Post-retirement Benefits
(in thousands)	2010	2009	2010	2009
Funded Status
Projected benefit obligation
Beginning of year	$(41,049)	$(38,564)	$(761)	$(845)
Interest cost	(2,211)	(2,327)	(39)	(48)
Participant contributions	—	—	(44)	(54)
Actuarial gain (loss)	(3,005)	(3,362)	78	3
Benefits paid	3,140	3,204	22	183

End of year	(43,125)	(41,049)	(744)	(761)

Fair value of plan assets
Beginning of year	29,652	28,659	—	—
Actual return on plan assets	2,345	3,284		—
Employer contributions	905	913	(22)	129
Participant contributions	—	—	44	54
Benefits paid	(3,140)	(3,204)	(22)	(183)

End of year	29,762	29,652	—	—

Funded status	(13,363)	(11,397)	(744)	(761)

Accumulated benefit obligation	$(43,125)	$(41,049)	$(744)	$(761)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Benefits
(in thousands)	2010	2009	2010	2009
Current liabilities	$—	$—	$(118)	$(119)
Non-current liabilities	(13,363)	(11,397)	(626)	(642)
Deferred tax asset (liability)	6,942	6,508	(88)	(73)
Accumulated other comprehensive loss (income)	10,858	10,179	(139)	(113)

Net amount recognized	$4,437	$5,290	$(971)	$(947)

Components of net periodic benefit cost (income)
     The aggregate costs for our retirement benefits included the following components:

	Pension Benefits			Other Benefits
(in thousands)	2010	2009	2008	2010	2009	2008
Interest cost	$2,211	$2,327	$2,252	$39	$48	$47
Expected return on plan assets	(1,854)	(1,790)	(2,410)	—	—	—
Amortization of prior service credits	—	—	(2)	(30)	(82)	(645)
Recognized actuarial loss (gain)	1,401	1,370	539	(6)	(5)	(2)

Net periodic benefit cost (gain)	$1,758	$1,907	$379	$3	$(39)	$(600)

Assumptions
     Weighted-average assumptions used to determine benefit obligations at January 1, 2011 and January 2, 2010:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.10%	5.60%	5.10%	5.60%
Rate of compensation increase	N/A	N/A	N/A	N/A
     Weighted-average assumptions used to determine net periodic benefit cost for years ended January 1, 2011 and January 2, 2010:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.6%	6.3%	5.6%	6.3%
Expected return on plan assets	6.5%	6.5%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
     Assumed health care cost trend rates were as follows:

	January 1, 2011	January 2, 2010
Current year trend rate	8.00%	9.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2014	2014
     Assumed health care cost trend rates have an effect on the fiscal 2010 amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1%	1%
	Increase	Decrease
Effect on total of service and interest cost components	$—	$—
Effect on post-retirement benefit obligation	2	(2)
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
Pension Plan Investment Policy, Strategy and Assets
     Our investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs. The targeted allocation of assets is 30% equity securities and 70% debt securities. The pension plan’s weighted-average asset allocation by asset category is as follows:

	January 1,	January 2,
	2011	2010
Equity securities	34%	32%
Debt securities	13%	13%
Group annuity contract	53%	55%
Cash	0%	0%

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
     The group annuity contract is an immediate participation contract held with an insurance company that acts as custodian of the pension plan’s assets. The group annuity contract is stated at contract value as determined by the custodian, which approximates fair value. We evaluate the general financial condition of the custodian as a component of validating whether the calculated contract value is an accurate approximation of fair value. The review of the general financial condition of the custodian is considered obtainable/observable through the review of readily available financial information the custodian is required to file with the Securities and Exchange Commission. The group annuity contract is classified within level 3 of the valuation hierarchy of ASC 820.
     The following tables sets forth by level, within the fair value hierarchy of ASC 820, the plan’s assets at fair value as of January 1, 2011 and January 2, 2010:

	Investments at fair value - January 1, 2011
(in thousands)	Level 1	Level 2	Level 3	Total
Equity securities	$9,992	$—	$—	$9,992
Debt securities	3,771	—	—	3,771
Group annuity contract	—	—	15,999	15,999

Total investments	$13,763	$—	$15,999	$29,762

	Investments at fair value - January 2, 2010
(in thousands)	Level 1	Level 2	Level 3	Total
Equity securities	$9,682	$—	$—	$9,682
Debt securities	3,841	—	—	3,841
Group annuity contract	—	—	16,128	16,128
Cash	1	—	—	1

Total investments	$13,524	$—	$16,128	$29,652

     The following tables set forth a summary of changes in the fair value of the pension plan’s level 3 assets for the years ended January 1, 2011 and January 2, 2010:

Group
(in thousands)	annuity contract
Balance at 1/2/2010	$16,128
Interest income	918
Realized gains/(losses)	194
Purchases, sales, issuances and settlements (net)	(1,241)

Balance at 1/1/2011	$15,999

Group
(in thousands)	annuity contract
Balance at 1/3/2009	$15,659
Interest income	975
Realized gains/(losses)	28
Purchases, sales, issuances and settlements (net)	(534)

Balance at 1/2/2010	$16,128

Estimated Future Benefits Payments
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	Pension Benefits	Other Benefits
2011	$3,094	$118
2012	2,937	103
2013	2,876	92
2014	2,834	69
2015	2,844	56
2016 or later	14,592	189

	$29,177	$627

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
Employer Contributions
Pension Plan
     We anticipate making contributions of $3.0 million during the measurement year ending December 31, 2011.
Multi-Employer Plans
     Approximately 6.6% of our employees are covered by collectively-bargained pension plans. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. Amounts contributed to those plans were $3.3 million, $3.5 million and $3.4 million in fiscal 2010, 2009 and 2008, respectively.
     Certain of our unionized employees are covered by the Central States Southeast and Southwest Areas Pension Funds (“the Plan”), a multi-employer pension plan. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked. Based on the most recent information available, we believe the present value of actuarial accrued liabilities of the Plan substantially exceeds the value of the assets held in trust to pay benefits. The underfunding is not a direct obligation or liability of the Company. Moreover, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability. However, the amount of any increase in contributions will depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take. We are currently unable to reasonably estimate a liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.
(18) Segment Information
     We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments. The military segment consists primarily of seven distribution centers that distribute products exclusively to military commissaries and exchanges. During fiscal 2010, our military distribution centers in Columbus, Georgia and Bloomington, Indiana became operational. Excluded from the military distribution center totals are two adjacent military distribution centers we purchased during the third quarter of fiscal 2010 in Oklahoma City, Oklahoma, which are scheduled to become operational during fiscal 2012. Our food distribution segment consists of 14 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers. During the third quarter of fiscal 2010, we closed our food distribution center in Bridgeport, Michigan at the end of its lease term. The retail segment consists of 52 corporate-owned stores that sell directly to the consumer. We closed two retail stores during fiscal 2010.
     We evaluate segment performance and allocate resources based on profit or loss before income taxes, interest associated with corporate debt and other discrete items. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.
     Inter-segment sales are recorded on a market price-plus-fee and freight basis. For segment financial reporting purposes, a portion of the operational profits recorded at our distribution centers related to corporate-owned stores is allocated to the retail segment. Certain revenues and costs from our distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve. The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the retail segment. Those that are specifically identifiable to independent customers are recorded in the food distribution segment. The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2010, 23% of such warehouse operational profits were allocated to the retail operations compared to 18% and 19% in fiscal 2009 and 2008, respectively.
     In fiscal 2010, the Company revised its calculation of segment profit and unallocated corporate overhead to present segment profitability on a fully-allocated basis, with the exception of costs associated with corporate debt and other discrete items as shown in the “as adjusted” columns below. In addition, LIFO expenses or credits are now allocated to the business segments. Management believes the revised calculation of segment profit more accurately represents the operating profitability of the reporting segments, on a pre-tax basis. This revision had no impact on the Company’s consolidated financial statements in any period presented. Previously, interest expense was included in unallocated corporate overhead.
     In addition, during late fiscal 2009 and fiscal 2010, the Company acquired military food distribution centers in Columbus, Georgia, Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma. The Company has historically serviced military commissaries and exchanges outside of the military segment’s distribution network through distribution centers that are included in the Company’s food distribution segment. The revenue and segment profit associated with that business has previously been reported in the food distribution segment. The Company is currently in the process of transitioning the military business serviced by the food distribution segment to military distribution facilities and is scheduled to have all of the business transitioned by fiscal 2012. Accordingly, we have revised our segment reporting to include that business in our military segment, which impacts amounts previously reported during fiscal 2009 and 2008. The revenue and segment profit associated with that business that was included in the food distribution segment represented approximately $269.1 million and $5.5 million during fiscal 2009, respectively, and was $264.7 million and $6.5 million during fiscal 2008, respectively. This revision had no impact on the Company’s consolidated financial statements in any period presented.
     Certain prior year amounts, as shown in the following two tables, have been revised to conform to the current year presentation.

	Fiscal 2009
	As	Unallocated Corporate	Food Distribution to	As
(In thousands)	Reported	Overhead Revision	Military Reclassification	adjusted
Revenue from external customers:
Military	$1,985,313	—	269,082	$2,254,395
Food Distribution	2,655,012	—	(269,082)	2,385,930
Retail	572,330	—	—	572,330

Total segment revenue	$5,212,655			$5,212,655

Segment depreciation:
Military	$5,611	78	—	$5,689
Food Distribution	8,787	14,441	—	23,228
Retail	7,269	4,417	—	11,686

Total segment depreciation	$21,667			$40,603

Segment assets:
Military	$221,244	110,866	37,091	$369,201
Food Distribution	434,040	100,378	(37,091)	497,327
Retail	95,222	32,336	—	127,558

Total segment assets	$750,506			$994,086

Segment capital expenditures:
Military	$10,760	—	—	$10,760
Food Distribution	7,705	5,193	—	12,898
Retail	5,301	1,443	—	6,744

Total segment assets	$23,766			$30,402

Segment profit:
Military	$49,717	(7,186)	5,526	$48,057
Food Distribution	88,116	(43,730)	(5,526)	38,860
Retail	15,888	(15,492)	—	396

Total segment profit	$153,721			$87,313

Adjustment of inventory to LIFO	3,033	(3,033)	—	—
Gain on acquisition of a business	6,682	—	—	6,682
Gain on litigation settlement	7,630	—	—	7,630
Goodwill impairment	(50,927)	—	—	(50,927)
Special charge	(6,020)	—	—	(6,020)
Interest	—	(20,928)	—	(20,928)
Unallocated corporate overhead	(90,369)	90,369	—	—

Earnings before income taxes	$23,750			$23,750

	Fiscal 2008
	As	Unallocated Corporate	Food Distribution to	As
(In thousands)	Reported	Overhead Revision	Military Reclassification	adjusted
Revenue from external customers:
Military	$1,290,575	—	264,659	$1,555,234
Food Distribution	2,740,462	—	(264,659)	2,475,803
Retail	602,457	—	—	602,457

Total segment revenue	$4,633,494			$4,633,494

Segment depreciation:
Military	$2,039	63	—	$2,102
Food Distribution	9,359	15,745	—	25,104
Retail	6,769	4,454	—	11,223

Total segment depreciation	$18,167			$38,429

Segment assets:
Military	$150,151	19,065	38,343	$207,559
Food Distribution	451,222	139,958	(38,343)	552,837
Retail	99,128	88,427	—	187,555

Total segment assets	$700,501			$947,951

Segment capital expenditures:
Military	$3,395	—	—	$3,395
Food Distribution	6,131	4,579	—	10,710
Retail	12,835	5,015	—	17,850

Total segment assets	$22,361			$31,955

Segment profit:
Military	$49,125	(13,476)	6,455	$42,104
Food Distribution	100,275	(64,888)	(6,455)	28,932
Retail	21,335	(15,385)	—	5,950

Total segment profit	$170,735			$76,986

Adjustment of inventory to LIFO	(19,740)	19,740	—	—
Interest	—	(23,195)	—	(23,195)
Unallocated corporate overhead	(97,204)	97,204	—	—

Earnings before income taxes	$53,791			$53,791

Major Segments of the Business
Year end January 1, 2011

		Food
(in thousands)	Military	Distribution	Retail	Total
Revenue from external customers	$2,289,987	$2,183,730	$518,262	$4,991,979
Inter-segment revenue	—	258,175	—	258,175
Interest revenue	—	(37)	—	(37)
Interest expense (including capitalized lease interest)	12	(36)	3,633	3,609
Depreciation expense	6,269	19,674	10,176	36,119
Segment profit	51,301	33,650	6,660	91,611
Assets	441,866	490,467	115,470	1,047,803
Expenditures for long-lived assets	48,356	8,777	2,162	59,295

Major Segments of the Business
Year end January 2, 2010

		Food
(in thousands)	Military	Distribution	Retail	Total
Revenue from external customers	$2,254,395	$2,385,930	$572,330	$5,212,655
Inter-segment revenue	—	290,523	—	290,523
Interest revenue	—	(26)	—	(26)
Interest expense (including capitalized lease interest)	32	(25)	3,438	3,445
Depreciation expense	5,689	23,228	11,686	40,603
Segment profit	48,057	38,860	396	87,313
Assets	369,201	497,327	127,558	994,086
Expenditures for long-lived assets	10,760	12,898	6,744	30,402
Major Segments of the Business
Year end January 3, 2009

		Food
(in thousands)	Military	Distribution	Retail	Total
Revenue from external customers	$1,555,234	$2,475,803	$602,457	$4,633,494
Inter-segment revenue	—	307,591	—	307,591
Interest revenue	—	(8)	—	(8)
Interest expense (including capitalized lease interest)	—	(7)	3,278	3,271
Depreciation expense	2,102	25,104	11,223	38,429
Segment profit	42,104	28,932	5,950	76,986
Assets	207,559	552,837	187,555	947,951
Expenditures for long-lived assets	3,395	10,710	17,850	31,955
Reconciliation

(in thousands)	2010	2009	2008
Revenues
Total external revenue for segments	$4,991,979	$5,212,655	$4,633,494
Inter-segment revenue from reportable segments	258,175	290,523	307,591
Elimination of inter-segment revenues	(258,175)	(290,523)	(307,591)

Total consolidated revenues	$4,991,979	$5,212,655	$4,633,494

Profit (Loss)
Total profit for segments	$91,611	$87,313	$76,986
Unallocated amounts:
Interest	(19,485)	(20,928)	(23,195)
Goodwill impairment	—	(50,927)	—
Gain on acquisition of a business	—	6,682	—
Gain on litigation settlement	—	7,630	—
Special charge	—	(6,020)	—

Earnings before income taxes	$72,126	$23,750	$53,791

Assets
Total assets for segments	$1,047,803	$994,086	$947,951
Unallocated corporate assets	2,872	5,450	4,595

Total consolidated assets	$1,050,675	$999,536	$952,546

     All revenues are attributed to and all assets are held in the United States. Our market areas are in the Midwest, Mid-Atlantic, Great Lakes and Southeast United States.

(19) Other Information
     On January 3, 2011, the Company purchased the real estate associated with our military food distribution facility in Norfolk, Virginia for approximately $27.5 million. This facility had previously been a leased location.
NASH FINCH COMPANY AND SUBSIDIARIES
Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts and percent to sales)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	12 Weeks		12 Weeks		16 Weeks		12 Weeks
	2010	2009	2010	2009	2010	2009	2010	2009

Sales	$1,179,693	$1,140,320	$1,154,617	$1,216,594	$1,510,881	$1,633,304	$1,146,788	$1,222,437
Cost of sales	1,087,873	1,045,201	1,060,280	1,117,565	1,388,926	1,504,350	1,054,112	1,126,851
Gross profit	91,820	95,119	94,337	99,029	121,955	128,954	92,676	95,586
Earnings before income taxes	13,330	17,526	17,966	16,114	22,830	31,655	18,000	(41,545)
Income tax expense	5,389	3,106	7,252	6,576	7,484	9,728	1,060	1,562
Net earnings (loss)	7,941	14,420	10,714	9,538	15,346	21,927	16,940	(43,107)
Net earnings (loss) as percentage of sales	0.67%	1.26%	0.93%	0.78%	1.02%	1.34%	1.48%	(3.53%)
Basic earnings (loss) per share	$0.61	$1.11	$0.83	$0.73	$1.21	$1.68	$1.34	$(3.31)
Diluted earnings (loss) per share	$0.59	$1.08	$0.81	$0.72	$1.18	$1.64	$1.30	$(3.20)

Significant items by quarter include the following:

1.	Conversion and opening costs related to opening of new military food distribution facilities of $0.4 million, $0.3 million, $1.1 million and $1.1 million during the first, second, third and fourth quarters, respectively, of fiscal 2010.

2.	Closing costs related to a food distribution facility of $1.2 million and $0.5 million during the second and third quarters, respectively, of fiscal 2010.

3.	The reversal of previously recorded income tax reserves of $2.2 million and $4.7 million during the third and fourth quarters, respectively, of fiscal 2010.

4.	Goodwill impairment charge of $50.9 million in the fourth quarter 2009.

5.	Gain on the acquisition of a business of $6.7 million, net of tax, in the first quarter 2009.

6.	Gain on the settlement of litigation of $7.6 million in the third quarter 2009.

7.	Acquisition and integration costs of $0.6 million, $0.8 million, $0.9 million and $0.4 million in the first, second, third and fourth quarters, respectively, of fiscal 2009.

8.	Special charge of $6.0 million in the fourth quarter 2009.

9.	Pre-opening and start-up costs of $0.1 million and $0.6 million in the first and second quarters, respectively, of fiscal 2009.

10.	Gain on the sale of intangible assets of $0.7 million in the fourth quarter 2009.

11.	Retail store impairments and lease related charges of $1.2 million, $0.9 million, $1.3 million and $1.9 million in the first, second, third and fourth quarters, respectively, of fiscal 2009.
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
Management’s Annual Report On Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 1, 2011. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded our internal control over financial reporting was effective as of January 1, 2011.
     Our internal control over financial reporting as of January 1, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nash Finch Company
We have audited Nash-Finch Company and subsidiaries’ (a Minnesota Corporation) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nash-Finch Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Nash-Finch Company and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Nash-Finch Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Nash-Finch Company and subsidiaries as of January 1, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended January 1, 2011 and our report dated March 3, 2011 expressed an unqualified opinion thereon.
Grant Thornton LLP
Minneapolis, Minnesota
March 3, 2011

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information about our executive officers as of March 3, 2011:

		Year First
		Elected or
		Appointed as
		an Executive
Name	Age	Officer	Title
Alec C. Covington	53	2006	President and Chief Executive Officer
Christopher A. Brown	48	2006	Executive Vice President, President and Chief Operating Officer of Wholesale
Edward L. Brunot	47	2006	Senior Vice President, President and Chief Operating Officer of MDV
Robert B. Dimond	49	2007	Executive Vice President, Chief Financial Officer and Treasurer
Kathleen M. Mahoney	56	2006	Executive Vice President, General Counsel and Secretary
Jeffrey E. Poore	52	2001	Executive Vice President, Supply Chain Management
Calvin S. Sihilling	61	2006	Executive Vice President and Chief Information Officer
Michael W. Rotelle III	51	2008	Senior Vice President, Human Resources
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

     The remaining information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Information About Directors and Nominees,” “Proposal Number 1: Election of Directors—Information About the Board of Directors and Its Committees,” “Corporate Governance—Governance Guidelines,” “Corporate Governance—Director Candidates” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Compensation of Directors,” “Proposal Number 1: Election of Directors—Compensation and Management Development Committee Interlocks and Insider Participation” and “Executive Compensation and Other Benefits” of our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
     The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch’s equity compensation plans in effect as of January 1, 2011:

Equity Compensation Plan Information
	Number of securities to be	Number of securities remaining
	issued upon exercise of	available for future issuance
	outstanding options,	under equity compensation plans
	warrants and rights	(excluding securities reflected in
Plan category	(a)	column (a)) (c)
Equity compensation plans approved by security holders	1,436,577 (1)	649,069 (2)
Equity compensation plans not approved by security holders	—	20,146 (3)

	1,436,577	669,215

(1)	Includes stock options, stock appreciation rights, restricted stock units and performance units awarded under the 2009 Incentive Award Plan (“2009 Plan”) and 2000 Stock Incentive Plan (“2000 Plan”).

(2)	The following numbers of shares remained available for issuance under each of our equity compensation plans at January 1, 2011. Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award
2009 Plan	538,682	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
2000 Plan	74,760	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
1997 Director Plan	35,627	Share units

(3)	Shares remaining available for issuance under the Director Deferred Compensation Plan. Each share unit acquired through the deferral of director compensation under the Director Deferred Compensation Plan is payable in one share of Nash Finch common stock following the individual’s termination of service as a director.
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
Security Ownership of Certain Beneficial Owners and Management
     In addition to the information set forth above, the information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     The information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Information About the Board of Directors and Its Committees,” “Corporate Governance—Governance Guidelines—Independent Directors” and “Corporate Governance—Related Party Transaction Policy and Procedures” of our 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference to the sections titled “Independent Auditors—Fees Paid to Independent Auditors” and “Independent Auditors—Pre-Approval of Audit and Non-Audit Services” of our 2011 Proxy Statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.	Financial Statements.

The following financial statements are included in this report on the pages indicated:

Reports of Independent Registered Public Accounting Firms — pages 41 to 42

Consolidated Statements of Income for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 — page 43

Consolidated Balance Sheets as of January 1, 2011 and January 2, 2010 — page 44

Consolidated Statements of Cash Flows for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 — page 45

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 1, 2011, January 2, 2010 and January 3, 2009 — page 46

Notes to Consolidated Financial Statements — pages 47 to 82

2.	Financial Statement Schedules.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts — page 94

Other Schedules. Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit
No.	Description

*2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed February 28, 2005 (File No. 0-785)).

*2.2	Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of December 17, 2008 (incorporated by reference to Exhibit 1.01 to our current report on Form 8-K filed December 18, 2008 (File No. 0-785)).

*2.3	First Amendment to Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of January 31, 2009 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed February 3, 2009 (File No. 0-785)).

3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1985 (File No. 0-785)).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-3 (filed June 8, 1987 (File No. 33-14871)).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K dated May 16, 2008 (File No. 0-785)).

3.5	Certificate of Amendment to the Nash-Finch Company Restated Certificate of Incorporation, effective May 20, 2009 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 26, 2009 (File No. 0-785)).

3.6	Fourth Restated Certificate of Incorporation of Nash Finch Company, effective July 27, 2009 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed July 28, 2009 (File No. 0-785)).

Exhibit
No.	Description

3.7	Nash-Finch Company Bylaws (as amended November 9, 2005) (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed November 14, 2005 (File No. 0-785)).

3.8	Amended and Restated Bylaws of Nash-Finch Company (as amended May 13, 2008) (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K/A filed May 19, 2008 (File No. 0-785)).

3.9	Amended and Restated Bylaws of Nash Finch Company (as amended May 20, 2009) (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K/A filed July 6, 2009 (File No. 0-785)).

3.10	Amended and Restated Bylaws of Nash Finch Company (as amended February 28, 2011) (filed herewith).

4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association) (incorporated by reference to Exhibit 4 to our current report on Form 8-K dated February 13, 1996 (File No. 0-785)).

4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001 (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to our Registration Statement on Form 8-A (filed July 26, 2002) (File No. 0-785)).

4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).

4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed March 9, 2005 (File No. 0-785)).

4.5	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 99.1 to our current report on Form 8-K filed November 21, 2006 (File No. 0-785)).

4.6	First Supplemental Indenture to Senior Convertible Notes Due 2035 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 14, 2008 (File No. 0-785)).

4.7	Notice of Adjustment of Conversion Rate of Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 7.1 to our current report on Form 8-K filed March 25, 2009 (File No. 0-785)).

10.1	Credit Agreement, dated as of April 11, 2008, among Nash Finch Company, Various Lenders and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 14, 2008 (File No. 0-785)).

**10.2	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 25, 2004 (File No. 333-115849)).

**10.3	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004) (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.4	Nash-Finch Company Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121755)).

Exhibit
No.	Description

**10.5	Amended and Restated Nash-Finch Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.6	Nash-Finch Company 2000 Stock Incentive Plan (as amended February 25, 2008) (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 16, 2008 (File No. 0-785)).

**10.7	Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.8	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.9	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards (incorporated by reference to Appendix I to our Proxy Statement for our Annual Meeting of Stockholders on May 10, 2005 (filed March 21, 2005)
(File No. 0-785)).

**10.10	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.11	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-785)).

**10.12	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.13	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.14	Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on December 30, 2004 (File No. 333-121754)).

**10.15	Amended and Restated Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.16	Nash-Finch Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 (File No. 0-785)).

**10.17	Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008) (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.18	Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

**10.19	Description of Nash-Finch Company 2005 Executive Incentive Program (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2005 (File No. 0-785)).

Exhibit
No.	Description

**10.20	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.21	Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.22	New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.23	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 11, 2006 (File No. 0-785)).

**10.24	Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

**10.25	New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

**10.26	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).

**10.27	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).

**10.28	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 18, 2006 (File No. 0-785)).

**10.29	Amendment to the Letter Agreement between Nash-Finch Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 1, 2007 (File No. 0-785)).

**10.30	Change in Control Agreement entered into by Nash-Finch Company and Alec. C. Covington dated February 26, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed February 28, 2008 (File No. 0-785)).

**10.31	Change in Control Agreement entered into by Nash-Finch Company and Alec. C. Covington dated February 28, 2011 (filed herewith).

**10.32	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 1, 2007 (File No. 0-785)).

**10.33	Letter Agreement between Nash-Finch Company and Robert B. Dimond dated November 29, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 21, 2006 (File No. 0-785)).

**10.34	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

Exhibit
No.	Description

**10.35	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 13, 2007 (File No. 0-785)).

**10.36	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2009 (File No. 0-785)).

**10.37	Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 4, 2009 (File No. 0-785)).

**10.38	Nash-Finch Company Incentive Award Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 26, 2009 (File No. 0-785)).

**10.39	Nash Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 26, 2009 (File No. 0-785)).

12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21.1	Our subsidiaries (filed herewith).

23.1	Consent of Grant Thornton LLP (filed herewith).

23.2	Consent of Ernst & Young LLP (filed herewith).

24.1	Power of Attorney (filed herewith).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

A copy of any of these exhibits will be furnished at a reasonable cost to any of our stockholders, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis, Minnesota, 55440-0355, Attention: Secretary.

*	The Company agrees to furnish supplementary to the SEC upon request by the SEC any omitted schedule or exhibit.

**	Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

NASH FINCH COMPANY AND SUBSIDIARIES
Valuation and Qualifying Accounts
Fiscal Years ended January 1, 2011, January 2, 2010 and January 3, 2009
(In thousands)

		Charged to	Charged
	Balance at	(Reversed	(Credited) to			Balance
	Beginning of	from) Costs	Other Accounts			at End of
Description	Year	and Expenses	(a)	Deductions		Year
53 weeks ended January 3, 2009:
Allowance for doubtful accounts (c)	$7,669	$(1,292)	$37	$883	(b)	$5,531
Provision for losses relating to leases on closed locations	13,202	(1,831)	—	3,364	(d)	8,007

	$20,871	$(3,123)	$37	$4,247		$13,538

52 weeks ended January 2, 2010:
Allowance for doubtful accounts (c)	$5,531	$1,441	$19	$1,304	(b)	$5,687
Provision for losses relating to leases on closed locations	8,007	3,135	—	1,891	(d)	9,251

	$13,538	$4,576	$19	$3,195		$14,938

52 weeks ended January 1, 2011:
Allowance for doubtful accounts (c)	$5,687	$663	$1	$160	(b)	$6,191
Provision for losses relating to leases on closed locations	9,251	320	—	2,723	(d)	6,848

	$14,938	$983	$1	$2,883		$13,039

(a)	Recoveries on accounts previously written off, unless noted otherwise

(b)	Reversal of reserve relating to write-offs

(c)	Includes current and non-current receivables

(d)	Net payments of lease obligations and termination fees

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2011	NASH-FINCH COMPANY
	By	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 3, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Alec C. Covington	/s/ Robert B. Dimond

Alec C. Covington, President and Chief Executive Officer (Principal Executive Officer)	Robert B. Dimond, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ William R. Voss*	/s/ Mickey P. Foret*

William R. Voss, Chairman of the Board	Mickey P. Foret

/s/ Robert L. Bagby *	/s/ Douglas A. Hacker*

Robert L. Bagby	Douglas A. Hacker

/s/ Sam K. Duncan*	/s/Hawthorne L. Proctor*

Sam K. Duncan	Hawthorne L. Proctor

*By:	/s/ Kathleen M. Mahoney
Kathleen M. Mahoney
Attorney-in-fact

NASH-FINCH COMPANY
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended January 1, 2011

Exhibit
No.	Description	Method of Filing

2.1	Asset Purchase Agreement between Roundy’s, Inc. and Nash-Finch Company, dated as of February 24, 2005.	Incorporated by reference (IBR)

2.2	Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of December 17, 2008.	IBR

2.3	First Amendment to Asset Purchase Agreement between GSC Enterprises, Inc., MKM Management, L.L.C., Michael K. McKenzie, Grocery Supply Acquisition Corp. and Nash-Finch Company, dated as of January 31, 2009.	IBR

3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985.	IBR

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987.	IBR

3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002.	IBR

3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008.	IBR

3.5	Certificate of Amendment to the Nash-Finch Company Restated Certificate of Incorporation, effective May 20, 2009	IBR

3.6	Fourth Restated Certificate of Incorporation of Nash Finch Company, effective July 27, 2009	IBR

3.7	Nash-Finch Company Bylaws, as amended November 9, 2005.	IBR

3.8	Amended and Restated Bylaws of Nash-Finch Company (as amended May 13, 2008).	IBR

3.9	Amended and Restated Bylaws of Nash Finch Company (as amended May 20, 2009)	IBR

3.10	Amended and Restated Bylaws of Nash Finch Company (as amended February 28, 2011)	Filed Electronically (E)

4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association).	IBR

4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001.	IBR

Exhibit
No.	Description	Method of Filing

4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035).	IBR

4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	IBR

4.5	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR

4.6	First Supplemental Indenture to Senior Convertible Notes Due 2035.	IBR

10.1	Credit Agreement, dated as of April 11, 2008, among Nash Finch Company, Various Lenders and Bank of America, N.A. as Administrative Agent.	IBR

10.2	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR

10.3	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR

10.4	Nash-Finch Company Deferred Compensation Plan.	IBR

10.5	Amended and Restated Nash-Finch Company Deferred Compensation Plan.	IBR

10.6	Nash-Finch Company 2000 Stock Incentive Plan.	IBR

10.7	Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008).	IBR

10.8	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan).	IBR

10.9	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards.	IBR

10.10	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan).	IBR

10.11	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision).	IBR

10.12	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — First Declaration of Amendment.	IBR

10.13	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) — Second Declaration of Amendment.	IBR

Exhibit
No.	Description	Method of Filing

10.14	Nash-Finch Company Director Deferred Compensation Plan.	IBR

10.15	Amended and Restated Nash-Finch Company Director Deferred Compensation Plan.	IBR

10.16	Nash-Finch Company Supplemental Executive Retirement Plan.	IBR

10.17	Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008).	IBR

10.18	Nash-Finch Company Performance Incentive Plan.	IBR

10.19	Description of Nash-Finch Company 2005 Executive Incentive Program.	IBR

10.20	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR

10.21	Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR

10.22	New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR

10.23	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR

10.24	Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR

10.25	New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008.	IBR

10.26	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR

10.27	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR

10.28	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006.	IBR

10.29	Amendment to the Letter Agreement between Nash-Finch Company and Alec. C. Covington dated February 27, 2007.	IBR

10.30	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 26, 2008.	IBR

Exhibit
No.	Description	Method of Filing

10.31	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 28, 2011.	E

10.32	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007.	IBR

10.33	Letter Agreement between Nash-Finch Company and Robert B Dimond dated November 29, 2006.	IBR

10.34	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008.	IBR

10.35	Form of Amended and Restated Indemnification Agreement.	IBR

10.36	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008.	IBR

10.37	Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008	IBR

10.38	Nash-Finch Company Incentive Award Plan	IBR

10.39	Nash Finch Company Performance Incentive Plan	IBR

12.1	Computation of Ratio of Earnings to Fixed Charges.	E

21.1	Our subsidiaries.	E

23.1	Consent of Grant Thornton LLP.	E

23.2	Consent of Ernst & Young LLP.

24.1	Power of Attorney.	E

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	E

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	E