Form 10-Q
period 2011-04-28
NASH FINCH CO
filed 2011-04-28
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period (12 weeks) ended March 26, 2011

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __ No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer_____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___   No _X_

As of April 20, 2011, 12,108,622 shares of Common Stock of the Registrant were outstanding.

Index

Page No.

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Statements of Income

2

Consolidated Balance Sheets

3

Consolidated Statements of Cash Flows

4

Notes to Consolidated Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

22

Item 4.

Controls and Procedures

22

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults upon Senior Securities

23

Item 4.

(Removed and Reserved)

23

Item 5.

Other Information

23

Item 6.

Exhibits

24

SIGNATURES

25

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended
	March 26,	March 27,
	2011	2010

Sales	$1,099,809	1,179,693
Cost of sales	1,010,820	1,087,873
Gross profit	88,989	91,820

Other costs and expenses:
Selling, general and administrative	62,577	64,647
Depreciation and amortization	8,583	8,585
Interest expense	5,459	5,258
Total other costs and expenses	76,619	78,490

Earnings before income taxes	12,370	13,330

Income tax expense	4,889	5,389

Net earnings	$7,481	7,941

Net earnings per share:
Basic	$0.59	0.61
Diluted	$0.57	0.59

Declared dividends per common share	$0.18	0.18

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,719	13,125
Diluted	13,016	13,441

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
	March 26,	January 1,
Assets	2011	2011
Current assets:	(unaudited)
Cash and cash equivalents	$752	830
Accounts and notes receivable, net	239,090	233,436
Inventories	327,547	333,146
Prepaid expenses and other	15,773	15,817
Deferred tax asset, net	8,138	8,281
Total current assets	591,300	591,510

Notes receivable, net	18,981	20,350
Property, plant and equipment:
Property, plant and equipment	671,552	649,256
Less accumulated depreciation and amortization	(412,093)	(409,190)
Net property, plant and equipment	259,459	240,066

Goodwill	166,909	167,166
Customer contracts and relationships, net	17,502	18,133
Investment in direct financing leases	2,884	2,948
Other assets	9,820	10,502
Total assets	$1,066,855	1,050,675

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,250	3,159
Accounts payable	224,063	230,082
Accrued expenses	53,111	60,001
Total current liabilities	280,424	293,242

Long-term debt	316,140	292,266
Capital lease obligations	18,256	18,920
Deferred tax liability, net	38,177	36,344
Other liabilities	30,318	32,899
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares;
issued 13,677 shares	22,796	22,796
Additional paid-in capital	116,021	114,799
Common stock held in trust	(1,213)	(1,213)
Deferred compensation obligations	1,213	1,213
Accumulated other comprehensive loss	(10,908)	(10,984)
Retained earnings	308,822	303,584
Common stock in treasury; 1,569 shares	(53,191)	(53,191)
Total stockholders' equity	383,540	377,004
Total liabilities and stockholders' equity	$1,066,855	1,050,675

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	12 Weeks Ended
	March 26,	March 27,
	2011	2010
Operating activities:
Net earnings	$7,481	7,941
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	8,583	8,585
Amortization of deferred financing costs	423	423
Non-cash convertible debt interest	1,292	1,195
Amortization of rebateable loans	1,204	1,201
Provision for bad debts	444	37
Provision for lease reserves	448	-
Deferred income tax expense	1,976	81
Loss (gain) on sale of real estate and other	1,775	(113)
LIFO charge (credit)	501	(40)
Asset impairments	-	517
Share-based compensation	1,159	1,605
Deferred compensation	332	239
Other	(111)	(362)
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,687)	10,556
Inventories	5,098	(39,553)
Prepaid expenses	(688)	(279)
Accounts payable	(10,232)	10,610
Accrued expenses	(9,485)	(3,210)
Income taxes payable	732	(6,689)
Other assets and liabilities	369	1,357
Net cash provided by (used in) operating activities	5,614	(5,899)

Investing activities:
Disposal of property, plant and equipment	323	192
Additions to property, plant and equipment	(28,966)	(4,267)
Loans to customers	(519)	(450)
Payments from customers on loans	336	620
Other	(153)	(333)
Net cash used in investing activities	(28,979)	(4,238)
Financing activities:
Proceeds of revolving debt	22,600	26,800
Dividends paid	(2,180)	(2,289)
Repurchase of Common Stock	-	(8,310)
Payments of long-term debt	(16)	(15)
Payments of capital lease obligations	(574)	(962)
Increase (decrease) in outstanding checks	3,457	(5,166)
Net cash provided by financing activities	23,287	10,058
Net decrease in cash and cash equivalents	(78)	(79)
Cash and cash equivalents:
Beginning of year	830	830
End of period	$752	751

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

March 26, 2011

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended January 1, 2011.

The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at March 26, 2011, and January 1, 2011, the results of operations for the 12 weeks ended March 26, 2011 (“first quarter 2011”), and March 27, 2010 (“first quarter 2010”), and changes in cash flows for the 12 weeks ended March 26, 2011, and March 27, 2010.  Adjustments consist only of normal recurring items, except for any items discussed in the notes below.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2 – Inventories

We use the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $73.6 million higher on March 26, 2011, and $73.1 million higher on January 1, 2011.  We recorded a LIFO charge of $0.5 million during the first quarter 2011 as compared to a LIFO credit of $40 thousand during the first quarter 2010.

Note 3 – Share-Based Compensation

We account for share-based compensation awards in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“ASC 718”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income in the amount of $1.2 million during the first quarter 2011 versus $1.6 million during the first quarter 2010.

We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.  These plans include the 2009 Incentive Award Plan (as Amended and Restated as of March 2, 2010,) (“2009 Plan”), the 2000 Stock Incentive Plan (as amended and restated on July 14, 2008) (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan.  These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 under the caption “Footnote 10 – Share-based Compensation Plans” and in our Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011.

Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”).

Performance units have been granted during each of fiscal years 2005 through 2011 pursuant to our LTIP.  These units vest at the end of a three-year performance period.  All units under the 2007 plan were settled in shares of our common stock during the second quarter 2010.  On January 1, 2011, 104,111 units outstanding under the 2008 plan vested and are expected to be settled in the second quarter 2011 for approximately 122,000 shares of common stock, of which approximately 96,000 are expected to be deferred by recipients until termination of employment as provided in the plan.

During the first quarter 2011, a total of 107,461 units were granted pursuant to our 2011 LTIP.  Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.   Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.

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

On December 17, 2008, in connection with the Company’s announcement of its planned acquisition of certain military distribution assets of GSC Enterprises, Inc., eight executives of the Company were granted a total of 267,345 SARs with a per share price of $38.44.  The SARs are eligible to become vested during the 36 month period commencing on closing of the acquisition of the GSC assets which was January 31, 2009.  The SARs will vest on (i) the first business day during the vesting period that follows the date on which the closing prices on NASDAQ for a share of Nash Finch common stock for the previous 90 market days is at least $55.00, (ii) a change in control occurs following the six month anniversary of the grant date or (iii) termination of the executive’s employment due to death or disability.  Upon exercise, the Company will award the executive a number of shares of restricted stock equal to (a) the product of (i) the number of shares with respect to which the SAR is exercised and (ii) the excess, if any, of (x) the fair market value per share of common stock on the date of exercise over (y) the base price per share relating to such SAR, divided by (b) the fair market value of a share of common stock on the date such SAR is exercised.  The restricted stock shall vest on the first anniversary of the date of exercise so long as the executive remains continuously employed with the Company.

The fair value of SARs is estimated on the date of grant using a modified binomial lattice model which factors in the market and service vesting conditions.  The modified binomial lattice model used by the Company incorporates a risk-free interest rate based on the 5-year treasury rate on the date of the grant.  The model uses an expected volatility calculated as the daily price variance over 60, 200 and 400 days prior to grant date using the Fair Market Value (average of daily high and low market price of Nash Finch common stock) on each day.  Dividend yield utilized in the model is calculated by the Company as the average of the daily yield (as a percent of the Fair Market Value) over 60, 200 and 400 days prior to the grant date.  The modified binomial lattice model calculated a fair value of $8.44 per SAR which is recorded over a derived service period of 3.55 years.

The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions - SARs Valuation

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$ 38.44
Market vesting price (90 consecutive market days at or above this price)	$ 55.00
Contractual term	5.1 years

The following table summarizes activity in our share-based compensation plans during the first quarter 2011:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)

Outstanding at January 1, 2011	646.5	0.6	568.8	0.7
Granted	1.7		107.6
Forfeited/cancelled	-		(10.7)
Restrictions lapsed/ units settled	-		-
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	1.5		1.0
Outstanding at March 26, 2011	649.7	0.8	666.7	1.3

Exercisable/unrestricted at January 1, 2011	322.1		323.7
Exercisable/unrestricted at March 26, 2011	323.8		324.7

(1)

“Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

(in thousands, except per share amounts)	Stock Appreciation Rights	Weighted Average Base/Exercise Price Per SAR

Outstanding at January 1, 2011	267.3	$ 38.44
Granted	-
Exercised/restrictions lapsed	-
Forfeited/cancelled	-
Outstanding at March 26, 2011	267.3	$ 38.44

Exercisable/unrestricted at January 1, 2011	-
Exercisable/unrestricted at March 26, 2011	-

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during the first quarter 2011 was $38.16 and $39.78, respectively.

Note 4 – Fair Value Measurements

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

Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement.  As of March 26, 2011, we have recorded a fair value liability of $0.3 million in relation to our outstanding interest rate swap agreements as compared to $0.4 million as of January 1, 2011, which is included in accrued expenses on our Consolidated Balance Sheet.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at March 26, 2011 and January 1, 2011.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes the current maturities of long-term debt, at March 26, 2011, had a carrying value and fair value of $316.8 million and $325.1 million, respectively, and at January 1, 2011, had a carrying value and fair value of $292.9 million and $305.6 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

We account for the impairment of long-lived assets in accordance with ASC Subtopic 360-10-35.  During the first quarter 2011, no asset impairments were recognized as compared to asset impairments of $0.5 million during the first quarter 2010.  We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.

Note 5 – Derivatives

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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  As of March 26, 2011, and January 1, 2011, we had recorded a fair value liability of $0.3 million and $0.4 million, respectively, which are included in accrued expenses in our Consolidated Balance Sheet.  Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Our two outstanding interest rate swaps have been considered effective in accordance with ASC 815 since they began during fiscal 2008.

Our interest rate swap agreements resulted in net payments of approximately $0.1 million and $0.3 million during the first quarters of fiscal 2011 and 2010, respectively, which are included in interest expense on our Consolidated Statement of Income.

As of March 26, 2011, we had two outstanding interest rate swap agreements with notional amounts totaling $17.5 million as compared to $35.0 million as of March 27, 2010, as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$ 20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$ 15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%

Note 6 – Other Comprehensive Income

Other comprehensive income consists of market value adjustments to reflect derivative instruments at fair value, pursuant to ASC 815.   The components of comprehensive income are as follows:

	12 Weeks
	Ended
(In thousands)	March 26, 2011		March 27, 2010

Net earnings	$7,481		7,941
Change in fair value of derivatives, net of tax	76	(1)	71	(2)
Comprehensive income	$7,557		8,012

(1) Net of tax of $48.
(2) Net of tax of $46.

The gains reported in other comprehensive income during the first quarters of 2011 and 2010 reflect a change in fair value of our outstanding interest rate swap agreements during the respective periods.  During the first quarters of 2011 and 2010, our outstanding interest rate swap agreements were designated as cash flow hedges.  Please refer to “Note 5 - Derivatives” of this Form 10-Q for information related to our interest rate swap agreements.

Note 7 – Long-term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	March 26, 2011	January 1, 2011

Asset-backed credit agreement:
Revolving credit	$176,700	154,100
Senior subordinated convertible debt, 3.50% due in 2035	138,002	136,710
Industrial development bonds, 5.60% to 6.00% due in various
installments through 2014	1,830	1,830
Notes payable and mortgage notes, 7.95% due in various
installments through 2013	280	296
Total debt	316,812	292,936
Less current maturities	(672)	(670)
Long-term debt	$316,140	292,266

Asset-backed Credit Agreement

Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”).  Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million.  The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of March 26, 2011, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  As of March 26, 2011, $151.6 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.7 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

Senior Subordinated Convertible Debt

To finance a portion of the acquisition of distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035.  The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility.  See our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 1, 2011, for additional information regarding the notes.

Note 8 – Guarantees

We have guaranteed debt and lease obligations of certain food distribution customers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($9.2 million as of March 26, 2011, as compared to $9.4 million as of January 1, 2011), which would be due in accordance with the underlying agreements.

We have entered into debt and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 (“ASC 460”).  ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee.  The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $6.6 million, which is included in the $9.2 million total referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees.  As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $0.9 million is included in the accompanying consolidated financial statements for the guarantees accounted for under ASC 460.  All of the other guarantees were issued prior to December 31, 2002 and are therefore not subject to the recognition and measurement provisions of ASC 460.

We have also assigned various leases to other entities.  If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $8.6 million as of March 26, 2011 as compared to $8.9 million as of January 1, 2011.

Note 9 – Income Taxes

For the first quarter 2011 and 2010 our tax expense was $4.9 million and $5.4 million, respectively.

The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.  During the first quarter 2010, the Company filed reports with various taxing authorities which resulted in the refunds of tax payments.  The effect of these discrete events in the first quarter was less than $0.1 million.  For the first quarter 2011 and 2010, the effective tax rate was 39.5% and 40.4%, respectively.

The total amount of unrecognized tax benefits as of the end of the first quarter 2011 was $1.8 million.  The net increase in unrecognized tax benefits of $0.1 million since January 1, 2011 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods.  The total amount of tax benefits that if recognized would impact the effective tax rate was $0.4 million at the end of the first quarter 2011.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the first quarter 2011, we had approximately $0.1 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

        The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2006 and prior.

Note 10 – Pension and Other Postretirement Benefits

The following tables present the components of our pension and postretirement net periodic benefit cost:

12 Weeks Ended March 26, 2011 and March 27, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Interest cost	$490	510	8	9
Expected return on plan assets	(433)	(428)	-	-
Amortization of prior service cost	-	-	(5)	(7)
Recognized actuarial loss (gain)	363	323	(3)	(1)
Net periodic benefit cost	$420	405	-	1

Weighted-average assumptions used to determine net periodic benefit cost for the first quarter 2011 and first quarter 2010 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted-average assumptions:
Discount rate	5.10%	5.60%	5.10%	5.60%
Expected return on plan assets	6.00%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Total contributions to our pension plan in fiscal 2011 are expected to be $4.6 million.

Multi-employer pension plan

Certain of our unionized employees are covered by the Central States Southeast and Southwest Areas Pension Funds (“the Plan”), a multi-employer pension plan.  Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked.  In fiscal 2010, the Company contributed $3.3 million to the Plan.  Based on the most recent information available, we believe the present value of actuarial accrued liabilities of the Plan substantially exceeds the value of the assets held in trust to pay benefits.  The underfunding is not a direct obligation or liability of the Company.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability.  However, the amount of any increase in contributions will depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take.  We are currently unable to reasonably estimate a withdrawl laibility.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

A more detailed discussion of the risks associated with the Plan are contained in Part I, Item 1A, “Risk Factors,” of our Annual Report filed with the SEC on Form 10-K for the fiscal year ended January 1, 2011.

Note 11– Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter
	Ended
(In thousands, except per share amounts)	March 26, 2011	March 27, 2010

Net earnings	$7,481	7,941

Net earnings per share-basic:
Weighted-average shares outstanding	12,719	13,125

Net earnings per share-basic	$0.59	0.61

Net earnings per share-diluted:
Weighted-average shares outstanding	12,719	13,125
Shares contingently issuable	297	316
Weighted-average shares and potential dilutive shares outstanding	13,016	13,441

Net earnings per share-diluted	$0.57	0.59

SARs are excluded from the calculation of diluted net earnings per share because the exercise price was greater than the market price of the stock and would have been anti-dilutive under the treasury stock method.

The senior subordinated convertible notes due in 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.6224 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $48.44 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option.  The notes are only dilutive above their accreted value and for all periods presented the weighted average market price of the Company’s stock did not exceed the accreted value.  Therefore, the notes are not dilutive to earnings per share for any of the periods presented.

During the second quarter 2010, performance units granted under the 2007 LTIP Plan were settled in shares of common stock, some of which were deferred by executives as required by the plan.  Vested shares deferred by executives and board members are included in the calculation of basic earnings per share.  Other performance units and RSUs granted during 2007, 2008, 2009, 2010 and 2011 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock.  Unvested RSUs are not included in basic earnings per share until vested.  All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260.  Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  For the first quarter 2011, approximately 47,000 shares related to the LTIP and 250,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 112,000 shares related to the LTIP and 204,000 shares related to RSUs during the first quarter 2010.

Note 12 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The military segment consists of seven distribution centers that distribute products to military commissaries and exchanges and one shared facility which services both military and independent food distribution customers.  During fiscal 2010, our military distribution centers in Columbus, Georgia and Bloomington, Indiana became operational.  Excluded from the military distribution center total are two adjacent military distribution centers we purchased during the third quarter of fiscal 2010 in Oklahoma City, Oklahoma, which are scheduled to become operational during fiscal 2012.  Our food distribution segment consists of 14 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers.  The retail segment consists of 52 corporate-owned stores that sell directly to the consumer.

During fiscal 2009 and fiscal 2010, we acquired facilities in Columbus, Georgia, Bloomington, Indiana and Oklahoma City, Oklahoma for expansion of our military distribution business.  We have historically serviced military commissaries and exchanges outside of the military segment’s distribution network through distribution centers that are included in our food distribution segment.  The revenue and segment profit associated with this business had previously been reported in the food distribution segment.  We are currently in the process of transitioning the military business serviced by the food distribution segment to military distribution facilities and are scheduled to have all of the business transitioned during fiscal 2012.  Accordingly, we revised our segment reporting during the fourth quarter of fiscal 2010 to include this business in our military segment, which impacts quarterly amounts previously reported during fiscal 2010.  This revision had no impact on our consolidated financial statements in any period presented.

Certain prior year amounts shown below have been revised to conform to the current year presentation.  Quarterly periods presented after the first quarter 2011 will be revised as shown the next time those periods are presented.

	1st Quarter 2010		2nd Quarter 2010		3rd Quarter 2010
(In thousands)	As adjusted	As reported	As adjusted	As reported	As adjusted	As reported

Segment revenue:
Military	$ 539,634	477,997	515,785	456,588	699,655	620,822
Food Distribution	522,192	583,829	514,982	574,179	652,670	731,503
Retail	117,867	117,867	123,850	123,850	158,556	158,556
Total revenue	$ 1,179,693	1,179,693	1,154,617	1,154,617	1,510,881	1,510,881

Segment profit:
Military	$ 12,918	11,816	12,663	11,519	14,270	12,822
Food Distribution	4,904	5,799	7,636	8,581	11,666	12,848
Retail	20	227	2,190	2,389	2,558	2,824
Total segment profit	$ 17,842	17,842	22,489	22,489	28,494	28,494

A summary of the major segments of the business is as follows:

	First Quarter Ended
	March 26, 2011			March 27, 2010
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$537,440	54,922	12,147	539,634	58,292	12,918
Food Distribution	450,307	-	5,845	522,192	-	4,904
Retail	112,062	-	(984)	117,867	-	20
Eliminations	-	(54,922)	-	-	(58,292)	-
Total	$1,099,809	-	17,008	1,179,693	-	17,842

Reconciliation to Consolidated Statements of Income:

	First Quarter Ended
	March 26,	March 27,
(In thousands)	2011	2010

Total segment profit	$17,008	17,842
Unallocated amounts:
Interest	(4,638)	(4,512)
Earnings before income taxes	$12,370	13,330

Note 13 – Military Real Estate Purchase

During the first quarter 2011, we purchased the real estate of our military distribution facility in Norfolk, Virginia for approximately $27.6 million, which had previously been a leased location.  We utilized our Revolving Credit Facility to finance the transaction.

Note 14 – Legal Proceedings

We are engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information and Cautionary Factors

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements relate to trends and events that may affect our future financial position and operating results.  Any statement contained in this report that is not a statement of historical fact may be deemed a forward-looking statement.  For example, words such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe,” “intend, ” “potential” or “plan,” or comparable terminology, are intended to identify forward-looking statements.  Such statements are based upon current expectations, estimates and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.  Important factors known to us that could cause or contribute to material differences include, but are not limited to the following:

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

•

our ability to identify and remediate any material weakness in our internal controls that could affect our ability to detect and prevent fraud, expose us to litigation, or prepare financial statements and reports in a timely manner;

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

A more detailed discussion of many of these factors, as well as other factors, that could affect the Company’s results is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. You should carefully consider each of these factors and all of the other information in this report. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements.  Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or update these statements in light of subsequent events or developments.  Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

Overview

In terms of revenue, we are the second largest publicly traded wholesale food distributor in the United States serving the retail grocery industry and the military commissary and exchange systems.  Our business consists of three primary operating segments: military food distribution, food distribution and retail.

In November 2006, we announced the launch of a strategic plan, Operation Fresh Start, designed to sharpen our focus and provide a strong platform to support growth initiatives.  Our strategic plan is built upon extensive knowledge of current industry, consumer and market trends, and is formulated to differentiate the Company.  The strategic plan includes long-term initiatives to increase revenues and earnings, improve productivity and cost efficiencies of our military, food distribution and retail business segments, and leverage our corporate support services.  The Company has strategic initiatives to improve working capital, manage debt, and increase shareholder value through capital expenditures with acceptable returns on investment.  Several important elements of the strategic plan include:

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

•

Providing our independent retail customers with a high level of order fulfillment, broad product selection  including leveraging the Our Family brand, support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction,  market research, retail store support, retail pricing and license agreement opportunities; and

•

Retail formats designed to appeal to the needs of today’s consumers.

In addition to the strategic initiatives already in progress, our 2011 initiatives consist of the following:

•

Continue implementation of our military distribution center network expansion;

•

Execute supply chain and center store initiatives within our food distribution segment;

•

Implement cost reduction and profit improvement initiatives; and

•

Identify acquisitions that support our strategic plan.

Our military segment contracts with manufacturers to distribute a wide variety of food products to military commissaries and exchanges located in the United States and the District of Columbia, and in Europe, Puerto Rico, Cuba, the Azores and Egypt.  We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.  During the third quarter of fiscal 2010, we purchased facilities in Bloomington, Indiana and Oklahoma City, Oklahoma for expansion of our military business.  The Bloomington, Indiana facility became operational during the fourth quarter of fiscal 2010, while Oklahoma City, Oklahoma, which consists of two adjacent facilities, is scheduled to become operational during fiscal 2012.  In addition, we purchased the real estate associated with our Pensacola, Florida and Norfolk, Virginia facilities, which had previously been leased, during the third quarter of fiscal 2010 and the first quarter of fiscal 2011, respectively.

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to approximately 1,800 independent retail locations located in 28 states, primarily in the Midwest and Southeast regions of the United States.

Our retail segment operated 52 corporate-owned stores primarily in the Upper Midwest as of March 26, 2011.  Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed two retail stores during fiscal 2010.  We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments.  Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations

Sales

Sales for our military and food distribution segments for the first quarter 2010 period presented below have been revised to conform to our current year presentation.  Please refer to Part I, Item 1 in this report under Note 12 – “Segment Reporting” of this Form 10-Q for additional information regarding our segment reporting revision.

The following tables summarize our sales activity for the 12 weeks ended March 26, 2011 (“first quarter 2011”), compared to the 12 weeks ended March 27, 2010 (“first quarter 2010”):

	First quarter 2011		First quarter 2010		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$537,440	48.9%	539,634	45.7%	(2,194)	(0.4%)
Food Distribution	450,307	40.9%	522,192	44.3%	(71,885)	(13.8%)
Retail	112,062	10.2%	117,867	10.0%	(5,805)	(4.9%)
Total Sales	$1,099,809	100.0%	1,179,693	100.0%	(79,884)	(6.8%)

Total Company sales declined 6.8% during the first quarter 2011 as compared to the prior year period.  Excluding the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter of fiscal 2010, which accounted for $34.5 million of sales in the prior year period, total Company comparable sales declined 4.0% during the first quarter 2011.

Military segment sales were down 0.4% during the first quarter 2011 as compared to the prior year, as a result of a larger portion of military sales being performed on consignment, which are not included in our reported net sales.  The year-over-year increase in gross consignment sales was approximately $5.7 million during the first quarter 2011.  Including the impact of consignment sales, comparable military sales increased 0.6% during the first quarter 2011 as compared to the prior year.  Domestic sales increased 0.6% while overseas sales declined 5.0% as compared to the comparable prior year quarter.

Domestic and overseas sales represented the following percentages of military segment sales:

	First Quarter
	2011	2010
Domestic	83.4%	82.5%
Overseas	16.6%	17.5%

The decrease in food distribution sales for the first quarter 2011 of 13.8% is partially attributable to the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010 which accounted for $34.5 million in sales during the first quarter 2010.  Excluding the impact of the customer transition, food distribution sales declined 7.7%, which is the result of sales volume of lost customer accounts exceeding new account gains and a decline in sales to existing customers.

Retail sales were down 4.9% during the first quarter 2011 as compared to the comparable prior year period.  Same store sales were down 3.0% during the first quarter 2011.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.  In addition, we closed two retail stores during fiscal 2010.

During the first quarters of 2011 and 2010, our corporate store counts were 52 and 54, respectively.  There were no stores acquired or disposed of during the first quarters of 2011 or 2010.  In the first quarter of 2011, we entered into a binding agreement to sell four stores, with the closing date scheduled for the second quarter 2011.

Consolidated Gross Profit

Consolidated gross profit was 8.1% of sales for the first quarter 2011 compared to 7.8% of sales for the first quarter 2010.  Our gross profit margin improved by 0.4% of sales during the first quarter 2011, which was driven primarily by higher gross margin performance in our food distribution segment.  However, our overall gross profit margin was negatively affected by 0.1% of sales in the first quarter 2011 due to a sales mix shift between our business segments between the years.  This was due to a higher percentage of 2010 sales occurring in the military segment which have a lower gross profit margin than the retail and food distribution segments.

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A for the first quarter 2011 was 5.7% of sales as compared to 5.5% of sales during the first quarter 2010.  Our SG&A was negatively impacted by a $2.0 million non-cash write-down of long-lived assets in the first quarter 2011, or approximately 0.2% of sales, due to entering into a binding contract to sell four stores.  The sale is expected to be completed in the second quarter of fiscal 2011.  However, our SG&A margin benefited by 0.1% of sales during the first quarter 2011 due to the sales mix shift between our business segments due to the higher level of military sales relative to the other business segments in 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense was $8.6 million for the first quarter 2011 as compared to $8.6 million during the comparable prior year period.  Depreciation and amortization expense for our military segment was approximately $1.0 million higher during the first quarter 2011 as compared to the prior year, which is the result of expansion activities associated with that business.  This increase in military depreciation and amortization was offset by declines of $0.5 million in each of our food distribution and retail segments, respectively.

Interest Expense

Interest expense was $5.5 million for the first quarter 2011 compared to $5.3 million during the comparable prior year period.  Average borrowing levels increased from $315.0 million during the first quarter 2010 to $362.7 million during the first quarter 2011.  The effective interest rate was 4.1% for the first quarter 2011 as compared to 4.7% for the first quarter 2010.  Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 (“ASC 470-20”).  Non-cash interest expense recognized under ASC 470-20 was $1.3 million and $1.2 million during the first quarters of 2011 and 2010, respectively.  Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC 470-20.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we are required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations.  The effective income tax rate was 39.5% and 40.4% for the first quarters of 2011 and 2010, respectively.

During the first quarter of 2011 and 2010, the Company did not file any claims with or receive refunds from any of the various tax authorities.  The effective rate for the first quarters differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.   We estimate the full year effective tax rate for 2011 will be approximately 39.5% which excludes the potential impact of discrete events.

Net Earnings

Net earnings for the first quarter 2011 were $7.5 million, or $0.57 per diluted share, as compared to net earnings of $7.9 million, or $0.59 per diluted share, in the first quarter 2010.  Net earnings in the periods presented in this report were affected by a number of events included in the discussion above that affected the comparability of results.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	12 Weeks Ended
(In thousands)	March 26, 2011	March 27, 2010	Increase/ (Decrease)

Net cash provided by (used in) operating activities	$5,614	(5,899)	11,513
Net cash used in investing activities	(28,979)	(4,238)	(24,741)
Net cash provided by financing activities	23,287	10,058	13,229
Net decrease in cash and cash equivalents	$(78)	(79)	1

Cash provided by operating activities increased $11.5 million during the first quarter 2011 as compared to the prior year.  Inventories declined $5.1 million during the first quarter 2011, as compared to an increase in inventory of $39.6 million in the prior year, which contributed to a $44.7 million year-over-year increase in cash provided by operating activities.  However, this impact was partially offset by a year-over-year decline in our accounts payable of $20.8 million and a year-over-year increase in our accounts receivable of $16.2 million.  The year-over-year increase in our accounts receivable was due primarily to a temporary timing difference related to our military accounts receivable billing cycle that accelerated collections into the last week of fiscal 2010 which caused collections in the first quarter 2011 to be lower than the prior year.

Net cash used in investing activities increased by $24.7 million during the first quarter 2011 as compared to the prior year.  Net cash used in investing activities for the first quarter 2011 consisted primarily of additions to property, plant and equipment of $29.0 million.  The additions to property, plant and equipment for the first quarter 2011 consisted primarily of the purchase of the real estate associated with our military distribution facility in Norfolk, Virginia, which was previously a leased location, for $27.6 million.  During the first quarter 2010, net cash used in investing activities consisted primarily of additions to property, plant and equipment of $4.3 million.

Cash provided by financing activities increased by $13.2 million during the first quarter 2011 as compared to the prior year.  During the first quarter 2011, cash provided by financing activities consisted primarily of proceeds of revolving debt of $22.6 million and an increase in outstanding checks of $3.5 million, which were partially offset by dividend payments of $2.2 million.  Cash provided by financing activities during the first quarter 2010 included proceeds of revolving debt of $26.8 million, which was partially offset by share repurchases of $8.3 million, a decline in outstanding checks of $5.2 million and dividend payments of $2.3 million.

During the remainder of fiscal 2011, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our credit facility during the year to build inventories for certain holidays.  Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.  There can be no assurance, however, that we will continue to generate cash flows at current levels as our business is sensitive to trends in consumer spending at our customer locations and our owned retail food stores, as well as certain factors outside of our control, including, but not limited to, the current and future state of the U.S. and global economy, competition, recent and potential future disruptions to the credit and financial markets in the U.S. and worldwide and continued volatility in food and energy commodities.  Please see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 1, 2011, for a more detailed discussion of potential factors that may have an impact on our liquidity and capital resources.

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

The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of March 26, 2011, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

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

As of March 26, 2011, $151.6 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.7 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  We are currently in compliance with all covenants contained within the credit agreement.

Our Revolving Credit Facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.

Senior Subordinated Convertible Debt

We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility.  Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013.  After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes.  See our Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 1, 2011, for additional information.

Consolidated EBITDA (Non-GAAP Measurement)

 The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the first quarters of 2011 and 2010 (amounts in thousands):

	First quarter	First quarter
	2011	2010
Net earnings	$ 7,481	7,941
Income tax expense	4,889	5,389
Interest expense	5,459	5,258
Depreciation and amortization	8,583	8,585
EBITDA	26,412	27,173
LIFO charge (credit)	501	(40)
Lease reserves	448	-
Asset impairments	-	517
Net loss on sale of real estate and other assets	1,796	-
Share-based compensation	1,159	1,605
Subsequent cash payments on non-cash charges	(504)	(740)
Consolidated EBITDA	$ 29,812	28,515

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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  As of March 26, 2011, and January 1, 2011, we had recorded a fair value liability of $0.3 million and $0.4 million, respectively, which was included in accrued expenses in our Consolidated Balance Sheet.  Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.  Our two outstanding interest rate swaps have been considered effective in accordance with ASC 815 since they began during fiscal 2008.

Our interest rate swap agreements resulted in net payments of approximately $0.1 million and $0.3 million during the first quarters of 2011 and 2010, respectively, which are included in interest expense on our Consolidated Statement of Income.

As of March 26, 2011, we had two outstanding interest rate swap agreements with notional amounts totaling $17.5 million as compared to $35.0 million as of March 27, 2010, as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%

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

Recoverability of Goodwill

Our most recent annual impairment test of goodwill was completed during the fourth quarter of fiscal 2010 based on conditions as of the end of our third quarter of fiscal 2010 which resulted in no indication of goodwill impairment for any of our reporting units.  The fair value of the military segment was approximately 54% higher than its carrying value, while food distribution’s fair value exceeded its carrying value by approximately 17% and retail’s fair value was approximately 13% higher than its carrying value.  During the first quarter of 2011, the Company entered into a binding agreement to sell four retail stores which resulted in approximately a $0.3 million reduction in goodwill.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 12 weeks ended March 26, 2011.

Recently Adopted and Proposed Accounting Standards

There have been no developments to recently issued accounting standards from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time-to-time to manage our exposure to changes in interest rates and diesel fuel prices.  (See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that materially affected our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

Date:  April 28, 2011

by   /s/ Alec C. Covington

Alec C. Covington

President and Chief Executive Officer

Date:  April 28, 2011

by   /s/ Robert B. Dimond

Robert B. Dimond

Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended March 26, 2011

Exhibit No.	Item	Method of Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith