Form 10-Q
period 2011-07-21
NASH FINCH CO
filed 2011-07-21
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period (12 weeks) ended June 18, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes _X_ No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer_____ Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ___   No _X_

As of July 13, 2011, 12,136,507 shares of Common Stock of the Registrant were outstanding.

Index

Page No.

Part I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Statements of Income

2

Consolidated Balance Sheets

3

Consolidated Statements of Cash Flows

4

Notes to Consolidated Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

25

Item 4.

Controls and Procedures

25

Part II – OTHER INFORMATION

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.

Defaults upon Senior Securities

25

Item 4.

(Removed and Reserved)

25

Item 5.

Other Information

25

Item 6.

Exhibits

26

SIGNATURES

27

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(In thousands, except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2011	2010	2011	2010

Sales	$1,099,575	1,154,617	$2,199,384	2,334,310
Cost of sales	1,008,998	1,060,280	2,019,818	2,148,153
Gross profit	90,577	94,337	179,566	186,157

Other costs and expenses:
Selling, general and administrative	60,241	62,835	122,818	127,482
Depreciation and amortization	8,367	8,170	16,950	16,755
Interest expense	5,355	5,366	10,814	10,624
Total other costs and expenses	73,963	76,371	150,582	154,861

Earnings before income taxes	16,614	17,966	28,984	31,296

Income tax expense	6,563	7,252	11,452	12,641
Net earnings	$10,051	10,714	$17,532	18,655

Net earnings per share:
Basic	$0.79	0.83	$1.38	1.43
Diluted	$0.77	0.81	$1.35	1.40

Declared dividends per common share	$0.18	0.18	$0.36	0.36

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,744	12,904	12,731	13,015
Diluted	13,042	13,263	13,029	13,352

See accompanying notes to consolidated financial statements.

 NASH-FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 18,	January 1,
Assets	2011	2011
Current assets:	(unaudited)
Cash and cash equivalents	$659	830
Accounts and notes receivable, net	240,944	233,436
Inventories	309,720	333,146
Prepaid expenses and other	15,334	15,817
Deferred tax asset, net	7,864	8,281
Total current assets	574,521	591,510

Notes receivable, net	18,237	20,350
Property, plant and equipment:
Property, plant and equipment	658,259	649,256
Less accumulated depreciation and amortization	(403,700)	(409,190)
Net property, plant and equipment	254,559	240,066

Goodwill	166,856	167,166
Customer contracts and relationships, net	16,871	18,133
Investment in direct financing leases	2,831	2,948
Other assets	10,336	10,502
Total assets	$1,044,211	1,050,675

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,001	3,159
Accounts payable	207,694	230,082
Accrued expenses	55,356	60,001
Total current liabilities	266,051	293,242

Long-term debt	299,311	292,266
Capital lease obligations	17,113	18,920
Deferred tax liability, net	39,179	36,344
Other liabilities	30,212	32,899
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares;
issued 13,677 shares	22,796	22,796
Additional paid-in capital	115,992	114,799
Common stock held in trust	(1,223)	(1,213)
Deferred compensation obligations	1,223	1,213
Accumulated other comprehensive loss	(10,833)	(10,984)
Retained earnings	316,630	303,584
Common stock in treasury; 1,541 and 1,569 shares, respectively	(52,240)	(53,191)
Total stockholders' equity	392,345	377,004
Total liabilities and stockholders' equity	$1,044,211	1,050,675

See accompanying notes to consolidated financial statements.

 NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	24 Weeks Ended
	June 18,	June 19,
	2011	2010
Operating activities:
Net earnings	$17,532	18,655
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,950	16,755
Amortization of deferred financing costs	845	846
Non-cash convertible debt interest	2,610	2,413
Amortization of rebateable loans	2,066	2,531
Provision for bad debts	779	433
Provision for (reversal of) lease reserves	607	(434)
Deferred income tax expense	3,252	174
Loss (gain) on sale of property, plant and equipment	1,422	(229)
LIFO charge (credit)	2,632	(362)
Asset impairments	349	818
Share-based compensation	2,531	3,462
Deferred compensation	609	463
Other	(584)	(387)
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,548)	17,099
Inventories	21,279	(27,130)
Prepaid expenses	(446)	157
Accounts payable	(23,230)	(12,992)
Accrued expenses	(4,493)	(804)
Income taxes payable	929	(6,398)
Other assets and liabilities	(2,599)	2,609
Net cash provided by operating activities	37,492	17,679

Investing activities:
Disposal of property, plant and equipment	3,074	347
Additions to property, plant and equipment	(33,110)	(10,369)
Business acquired, net of cash	(1,587)	-
Loans to customers	(2,285)	(600)
Payments from customers on loans	672	1,102
Other	(902)	(297)
Net cash used in investing activities	(34,138)	(9,817)
Financing activities:
Proceeds of revolving debt	4,700	10,600
Dividends paid	(4,364)	(4,549)
Repurchase of Common Stock	-	(15,191)
Payments of long-term debt	(251)	(233)
Payments of capital lease obligations	(1,577)	(1,839)
Increase (decrease) in outstanding checks	(1,526)	3,285
Other	(507)	-
Net cash used in financing activities	(3,525)	(7,927)
Net decrease in cash and cash equivalents	(171)	(65)
Cash and cash equivalents:
Beginning of year	830	830
End of period	$659	765

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

June 18, 2011

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

The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at June 18, 2011, and January 1, 2011, the results of operations for the 12 and 24 weeks ended June 18, 2011 (“second quarter 2011”), and June 19, 2010 (“second quarter 2010”), and cash flows for the 24 weeks ended June 18, 2011, and June 19, 2010.  Adjustments consist only of normal recurring items, except for any items discussed in the notes below.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2 – Inventories

We use the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $75.8 million higher on June 18, 2011 and $73.1 million higher on January 1, 2011.  We recorded a LIFO charge of $2.1 million during the second quarter 2011 as compared to a LIFO credit of $0.3 million during the second quarter 2010.  During year-to-date 2011, we recorded a LIFO charge of $2.6 million as compared to a LIFO credit of $0.4 million during year-to-date 2010.

Note 3 – Share-Based Compensation

We account for share-based compensation awards in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Compensation-Stock Compensation (“ASC 718”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income in the amount of $1.4 million during the second quarter 2011 versus $1.9 million during the second quarter 2010.  During year-to-date 2011, share-based compensation expense was $2.5 million as compared to $3.5 million during year-to-date 2010.

             We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.  These plans include the 2009 Incentive Award Plan (as Amended and Restated as of March 2, 2010) (“2009 Plan”), the 2000 Stock Incentive Plan

(as amended and restated on July 14, 2008) (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan.  These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011 under the caption “Footnote 10 – Share-based Compensation Plans” and in our Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011.

Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”).

Performance units have been granted during each of fiscal years 2005 through 2011 pursuant to our LTIP.  These units vest at the end of a three-year performance period.  All units under the 2007 plan were settled in shares of our common stock during the second quarter 2010. Under the 2008 plan, 104,111 units vested on January 1, 2011 and were settled in the second quarter 2011 for approximately 122,000 shares of common stock, of which approximately 96,000 were deferred by recipients until termination of employment as provided in the plan.

During year-to-date 2011, a total of 109,236 units were granted pursuant to our 2011 LTIP.  Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.   Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.

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

The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions - SARs Valuation

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years

The following table summarizes activity in our share-based compensation plans during the year-to-date 2011:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)

Outstanding at January 1, 2011	646.5	0.6	568.8	0.7
Granted	11.6		109.5
Forfeited/cancelled	-		(16.1)
Restrictions lapsed/ units settled	(33.2)		(104.1)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	36.6		96.4
Outstanding at June 18, 2011	661.5	0.3	654.5	0.8

Exercisable/unrestricted at January 1, 2011	322.1		323.7
Exercisable/unrestricted at June 18,2011	358.6		316.0

(1)

“Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

(in thousands, except per share amounts)	Stock Appreciation Rights	Weighted Average Base/Exercise Price Per SAR

Outstanding at January 1, 2011	267.3	$38.44
Granted	-
Exercised/restrictions lapsed	-
Forfeited/cancelled	-
Outstanding at June 18, 2011	267.3	38.44

Exercisable/unrestricted at January 1, 2011	-
Exercisable/unrestricted at June 18, 2011	-

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during year-to-date 2011 was $35.58 and $39.69, respectively.

Note 4 – Fair Value Measurements

     ASC Topic 820 – Fair Value Measurement (“ASC 820”) defines fair value, establishes a framework for measuring fair value and expands disclosures about financial and non-financial assets and liabilities recorded at fair value.   It also applies under other accounting pronouncements that require or permit fair value measurements.

     The fair value hierarchy for disclosure of fair value measurements under ASC 820 is as follows:

   Level 1: Quoted prices (adjusted) in active markets for identical assets or liabilities.
   Level 2: Quoted prices, other than quoted prices included in Level 1, which are observable for the assets or liabilities, either directly or indirectly.
   Level 3: Inputs that are unobservable for the assets or liabilities.

Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement.  As of June 18, 2011, we have recorded a fair value liability of $0.2 million in relation to our outstanding interest rate swap agreements as compared to $0.4 million as of January 1, 2011, which is included in accrued expenses on our Consolidated Balance Sheet.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at June 18, 2011 and January 1, 2011.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes the current maturities of long-term debt, at June 18, 2011, had a carrying value and fair value of $300.0 million and $305.6 million, respectively, and at January 1, 2011, had a carrying value and fair value of $292.9 million and $305.6 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

We account for the impairment of long-lived assets in accordance with ASC Topic 360 – Property, Plant, and Equipment.  During each of the second quarters 2011 and 2010, asset impairments of $0.3 million were recognized.  For year-to-date 2011 and 2010, asset impairments were $0.3 million and $0.8 million, respectively.  We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.

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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  As of June 18, 2011, and January 1, 2011, we had recorded a fair value liability of $0.2 million and $0.4 million, respectively, which are included in accrued expenses in our Consolidated Balance Sheet.  Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 – Derivatives and Hedging (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Our two outstanding interest rate swaps have been considered effective in accordance with ASC 815 since they began during fiscal 2008.

Our interest rate swap agreements resulted in net payments of approximately $0.1 million and $0.3 million during the second quarters of fiscal 2011 and 2010, respectively, and resulted in net payments of $0.3 million and $0.5 million during year-to-date 2011 and 2010, respectively, which are included in interest expense on our Consolidated Statement of Income.

As of June 18, 2011, we had two outstanding interest rate swap agreements with notional amounts totaling $17.5 million as compared to $35.0 million as of June 19, 2010, as follows (amounts in thousands):

Notional	Effective Date	Termination Date	Fixed Rate
$20,000	10/15/2009	10/15/2010	3.49%
10,000	10/15/2010	10/15/2011	3.49%

Notional	Effective Date	Termination Date	Fixed Rate
$15,000	10/15/2009	10/15/2010	3.38%
7,500	10/15/2010	10/15/2011	3.38%

Note 6 – Other Comprehensive Income

Other comprehensive income for the periods presented includes market value adjustments to reflect derivative instruments at fair value, pursuant to ASC 815.   The components of comprehensive income are as follows:

	12 Weeks				24 Weeks
	Ended				Ended
(In thousands)	June 18, 2011		June 19, 2010		June 18, 2011		June 19, 2010

Net earnings	$10,051		10,714		17,532		18,655
Change in fair value of derivatives, net of tax	75	(1)	115	(2)	151	(3)	186	(4)
Comprehensive income	$10,126		10,829		17,683		18,841

(1) Net of tax of $48.
(2) Net of tax of $74.
(3) Net of tax of $97.
(4) Net of tax of $119.

The gains reported in other comprehensive income during the second quarter and year-to-date periods of 2011 and 2010 reflect a change in fair value of our outstanding interest rate swap agreements during the respective periods.  Please refer to “Note 5 - Derivatives” of this Form 10-Q for information related to our interest rate swap agreements.

Note 7 – Long-term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	June 18, 2011	January 1, 2011

Asset-backed credit agreement:
Revolving credit	$158,800	154,100
Senior subordinated convertible debt, 3.50% due in 2035	139,320	136,710
Industrial development bonds, 5.60% to 6.00% due in various installments through 2014	1,620	1,830
Notes payable and mortgage notes, 7.95% due in various installments through 2013	255	296
Total debt	299,995	292,936
Less current maturities	(684)	(670)
Long-term debt	$299,311	292,266

Asset-backed Credit Agreement

Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”).  Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million.  The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of June 18, 2011, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  As of June 18, 2011, $169.4 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.8 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

Note 8 – Guarantees

We have guaranteed debt and lease obligations of certain food distribution customers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($9.0 million as of June 18, 2011, as compared to $9.4 million as of January 1, 2011), which would be due in accordance with the underlying agreements.

We have entered into debt and lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 - Guarantees (“ASC 460”).  ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee.  The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $6.5 million, which is included in the $9.0 million total referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees.  As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $0.9 million is included in the accompanying consolidated financial statements for the guarantees accounted for under ASC 460. All of the other guarantees were issued prior to December 31, 2002 and are therefore not subject to the recognition and measurement provisions of ASC 460.

We have also assigned various leases to other entities.  If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $10.5 million as of June 18, 2011 as compared to $8.9 million as of January 1, 2011.

Note 9 – Income Taxes

For the second quarter 2011 and 2010, our tax expense was $6.6 million and $7.3 million, respectively.  During year-to-date 2011 and 2010, our tax expense was $11.5 million and $12.6 million, respectively.

The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.  During the second quarter 2010, the Company filed reports with various taxingauthorities which resulted in the refunds of tax payments.  The effect of these discrete events in the second quarter was $0.1 million. For both the second quarter and year-to-date periods of 2011, the effective tax rate was 39.5% as compared to 40.4% for each of the second quarter and year-to-date periods of 2010.

The total amount of unrecognized tax benefits as of the end of the second quarter 2011 was $1.9 million.  The net increase in unrecognized tax benefits of $0.1 million since March 26, 2011 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods.  The total amount of tax benefits that if recognized would impact the effective tax rate was $0.4 million at the end of the second quarter 2011.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the second quarter 2011, we had approximately $0.1 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2006 and prior.

Note 10 – Pension and Other Postretirement Benefits

The following tables present the components of our pension and postretirement net periodic benefit cost:

12 Weeks Ended June 18, 2011 and June 19, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Interest cost	$490	510	8	9
Expected return on plan assets	(433)	(428)	-	-
Amortization of prior service cost	-	-	(5)	(7)
Recognized actuarial loss (gain)	363	323	(3)	(1)
Net periodic benefit cost	$420	405	-	1

24 Weeks Ended June 18, 2011, and June 19, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Interest cost	$979	1,020	16	18
Expected return on plan assets	(866)	(856)	-	-
Amortization of prior service cost	-	-	(10)	(14)
Recognized actuarial loss (gain)	727	647	(7)	(3)
Net periodic benefit cost	$840	811	(1)	1

Weighted-average assumptions used to determine net periodic benefit cost for the second quarter and year-to-date periods of 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted-average assumptions:
Discount rate	5.10%	5.60%	5.10%	5.60%
Expected return on plan assets	6.00%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Total contributions to our pension plan in fiscal 2011 are expected to be $4.6 million.

Multi-employer pension plan

Certain of our unionized employees are covered by the Central States Southeast and Southwest Areas Pension Funds (“the Plan”), a multi-employer pension plan.  Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked.  In fiscal 2010, the Company contributed $3.3 million to the Plan.  Based on the most recent information available, we believe the present value of actuarial accrued liabilities of the Plan substantially exceeds the value of the assets held in trust to pay benefits.  The underfunding is not a direct obligation or liability of the Company.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability.  However, the amount of any increase in contributions will depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take.  We are currently unable to reasonably estimate a withdrawal liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

A more detailed discussion of the risks associated with the Plan are contained in Part I, Item 1A, “Risk Factors,” of our Annual Report filed with the SEC on Form 10-K for the fiscal year ended January 1, 2011.

Note 11– Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Second Quarter		Year-to-Date
	Ended		Ended
(In thousands, except per share amounts)	June 18, 2011	June 19, 2010	June 18, 2011	June 19, 2010

Net earnings	$10,051	10,714	17,532	18,655

Net earnings per share-basic:
Weighted-average shares outstanding	12,744	12,904	12,731	13,015

Net earnings per share-basic	$0.79	0.83	1.38	1.43

Net earnings per share-diluted:
Weighted-average shares outstanding	12,744	12,904	12,731	13,015
Shares contingently issuable	298	359	298	337
Weighted-average shares and potential dilutive shares outstanding	13,042	13,263	13,029	13,352

Net earnings per share-diluted	$0.77	0.81	1.35	1.40

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

During the second quarters of 2011 and 2010, performance units granted under the 2008 LTIP Plan and 2007 LTIP Plan, respectively, were settled in shares of common stock, some of which were deferred by executives as required by the plan.  Vested shares deferred by executives and board members are included in the calculation of basic earnings per share.  Other performance units and RSUs granted during 2007, 2008, 2009, 2010 and 2011 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock.  Unvested RSUs are not included in basic earnings per share until vested.  All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260 – Earnings Per Share.  Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  For the second quarter 2011, approximately 60,000 shares related to the LTIP and 238,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 143,000 shares related to the LTIP and 216,000 shares related to RSUs during the second quarter 2010.  For year-to-date 2011, approximately 54,000 shares related to the LTIP and 244,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 127,000 shares related to the LTIP and 210,000 shares related to RSUs during year-to-date 2010.

Note 12 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The military segment consists of seven distribution centers that distribute products to military commissaries and exchanges and one shared facility which services both military and independent food distribution customers.  During fiscal 2010, our military distribution centers in Columbus, Georgia and Bloomington, Indiana became operational.  Excluded from the military distribution center total are two adjacent military distribution centers we purchased during the third quarter of fiscal 2010 in Oklahoma City, Oklahoma, which are scheduled to become operational during fiscal 2012.  Our food distribution segment consists of 14 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers.  The retail segment consists of 46 corporate-owned stores that sell directly to the consumer.  During the second quarter 2011, we closed two and sold four retail stores.

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

Certain prior year amounts shown below have been revised to conform to the current year presentation.  Quarterly periods presented after the second quarter 2011 will be revised as shown the next time those periods are presented.

			Year-to-date
	2nd Quarter 2010		2nd Quarter 2010		3rd Quarter 2010
(In thousands)	As adjusted	As reported	As adjusted	As reported	As adjusted	As reported

Segment revenue:
Military	$515,785	456,588	1,055,419	934,585	699,655	620,822
Food Distribution	514,982	574,179	1,037,174	1,158,008	652,670	731,503
Retail	123,850	123,850	241,717	241,717	158,556	158,556
Total revenue	$1,154,617	1,154,617	2,334,310	2,334,310	1,510,881	1,510,881

Segment profit:
Military	$12,663	11,519	25,581	23,335	14,270	12,822
Food Distribution	7,636	8,581	12,540	14,380	11,666	12,848
Retail	2,190	2,389	2,210	2,616	2,558	2,824
Total segment profit	$22,489	22,489	40,331	40,331	28,494	28,494

A summary of the major segments of the business is as follows:

	Second Quarter Ended
	June 18, 2011			June 19, 2010
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$529,141	-	11,285	515,785	-	12,663
Food Distribution	459,465	55,313	7,709	514,982	61,361	7,636
Retail	110,969	-	2,128	123,850	-	2,190
Eliminations	-	(55,313)	-	-	(61,361)	-
Total	$1,099,575	-	21,122	1,154,617	-	22,489

	Year-to-Date Ended
	June 18, 2011			June 19, 2010
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$1,066,581	-	23,432	1,055,419	-	25,581
Food Distribution	909,772	110,235	13,554	1,037,174	119,653	12,540
Retail	223,031	-	1,144	241,717	-	2,210
Eliminations	-	(110,235)	-	-	(119,653)	-
Total	$2,199,384	-	38,130	2,334,310	-	40,331

Reconciliation to Consolidated Statements of Income:

	Second Quarter Ended		Year-to-Date Ended
	June 18,	June 19,	June 18,	June 19,
(In thousands)	2011	2010	2011	2010

Total segment profit	$21,122	22,489	38,130	40,331
Unallocated amounts:
Interest	(4,508)	(4,523)	(9,146)	(9,035)
Earnings before income taxes	$16,614	17,966	28,984	31,296

Note 13 – Legal Proceedings

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

•        Identify aquisitions that support our strategic plan.

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

Our retail segment operated 46 corporate-owned stores primarily in the Upper Midwest as of June 18, 2011.  Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed two and sold four retail stores during fiscal 2011 and closed two retail stores during fiscal 2010.  We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments.

Thus, changes in sales of the retail segment can have a disproportionate impact on the consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations

Sales

Sales for our military and food distribution segments for the second quarter and year-to-date periods of fiscal 2010 presented below have been revised to conform to our current year presentation.  Please refer to Part I, Item 1 in this report under Note 12 – “Segment Reporting” of this Form 10-Q for additional information regarding our segment reporting revision.

The following tables summarize our sales activity for the 12 weeks ended June 18, 2011 (“second quarter 2011”) compared to the 12 weeks ended June 19, 2010 (“second quarter 2010”) and the 24 weeks ended June 18, 2011 (“year-to-date 2011”) compared to the 24 weeks ended June 19, 2010 (“year-to-date 2010”):

	Second quarter 2011		Second quarter 2010		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$529,141	48.1%	515,785	44.7%	13,356	2.6%
Food Distribution	459,465	41.8%	514,982	44.6%	(55,517)	(10.8%)
Retail	110,969	10.1%	123,850	10.7%	(12,881)	(10.4%)
Total Sales	$1,099,575	100.0%	1,154,617	100.0%	(55,042)	(4.8%)

	Year-to-date 2011		Year-to-date 2010		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$1,066,581	48.5%	1,055,419	45.2%	11,162	1.1%
Food Distribution	909,772	41.4%	1,037,174	44.4%	(127,402)	(12.3%)
Retail	223,031	10.1%	241,717	10.4%	(18,686)	(7.7%)
Total Sales	$2,199,384	100.0%	2,334,310	100.0%	(134,926)	(5.8%)

Total Company sales declined 4.8% during the second quarter 2011 as compared to the prior year period.  Excluding the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter of fiscal 2010, which accounted for $18.1 million of sales in the prior year period, and the effect of  the sale of four and closing of four corporate-owned retail stores, total Company comparable sales declined 2.5% during the second quarter 2011.

Total Company sales declined 5.8% during year-to-date 2011 as compared to the prior year period.  Excluding the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter of fiscal 2010, which accounted for $52.6 million of sales in the prior year period, and the effect of the sale of four and closing of four corporate-owned retail stores, total Company comparable sales declined 3.1% during year-to-date 2011.

Military segment sales increased 2.6% during the second quarter 2011 as compared to the prior year.  However, a larger portion of military sales were performed on consignment during the second quarter 2011, which are not included in our reported net sales.  The year-over-year increase in gross consignment sales was approximately $2.5 million during the second quarter 2011.  Including the impact of consignment sales, comparable military sales increased 3.0% during the second quarter 2011 as compared to the prior year.  Domestic sales increased 1.2% while overseas sales increased 9.5% as compared to the comparable prior year quarter.

Military segment sales increased 1.1% during year-to-date 2011 as compared to the prior year.  However, a larger portion of military sales were performed on consignment during year-to-date 2011, which are not included in our reported net sales.  The year-over-year increase in gross consignment sales was approximately $8.2 million during year-to-date 2011.  Including the impact of consignment sales, comparable military sales increased 1.8%

durring year-to-date 2011 as compared to the prior year. Domestic sales increased 0.6% while overseas sales increased 3.2% as compared to the comparable prior year-to-date period.

  Domestic and overseas sales represented the following percentages of military segment sales:

	Second Quarter		Year-to-date
	2011	2010	2011	2010
Domestic	82.2%	83.3%	82.5%	82.8%
Overseas	17.8%	16.7%	17.5%	17.2%

The decrease in food distribution sales for the second quarter 2011 of 10.8% is partially attributable to the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010 which accounted for $18.1 million of additional sales during the second quarter 2010.  Excluding the impact of the customer transition, food distribution sales declined 7.5%, which is the result of sales volume of lost customer accounts exceeding new account gains and a decline in sales to existing customers.

The decrease in food distribution sales during year-to-date 2011 of 12.3% is partially attributable to the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010 which accounted for $52.6 million of additional sales during year-to-date 2010.  Excluding the impact of the customer transition, food distribution sales declined 7.6%, which is the result of sales volume of lost customer accounts exceeding new account gains and a decline in sales to existing customers.

Retail sales declined 10.4% during the second quarter 2011 as compared to the comparable prior year period.  The decline in retail sales is primarily the result of the closure of four stores and the sale of four stores since the beginning of third fiscal quarter of 2010.  In addition, same store sales were down 3.7% during the second quarter 2011.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.

Retail sales declined 7.7% during year-to-date 2011 as compared to the comparable prior year period.  The decline in retail sales is primarily the result of the closure of four stores and the sale of four stores since the beginning of the third quarter of fiscal 2010.  In addition, same store sales were down 3.3% during year-to-date 2011.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.

During the second quarters of 2011 and 2010, our corporate store count changed as follows:

	Second quarter 2011	Second quarter 2010
Number of stores at beginning of period	52	54
Sold stores	(4)	-
Closed stores	(2)	-
Number of stores at end of period	46	54

During year-to-date 2011 and 2010, our corporate store count changed as follows:

	Year-to-date 2011	Year-to-date 2010
Number of stores at beginning of period	52	54
Sold stores	(4)	-
Closed stores	(2)	-
Number of stores at end of period	46	54

The tables above exclude corporate-owned stand-alone pharmacies and convenience stores.

Consolidated Gross Profit

Consolidated gross profit was 8.2% of sales for both the second quarter 2011 and second quarter 2010.  Our gross profit margin improved by 0.3% of sales during the second quarter 2011, which was driven primarily by higher gross margin performance in our food distribution segment.  However, our overall gross profit margin was negatively affected by 0.2% of sales in the second quarter 2011 due to a sales mix shift between our business segments between the years.  This was due to a higher percentage of 2011 sales occurring in the military segment which has a lower gross profit margin than the retail and food distribution segments.

Consolidated gross profit was 8.2% of sales for year-to-date 2011 as compared to 8.0% of sales during year-to-date 2010.  Our gross profit margin improved by 0.3% of sales during year-to-date 2011, which was driven primarily by higher gross margin performance in our food distribution segment.  However, our overall gross profit margin was negatively affected by 0.1% of sales during year-to-date 2011 due to a sales mix shift between our business segments between the years.  This was due to a higher percentage of 2011 sales occurring in the military segment which has a lower gross profit margin than the retail and food distribution segments.

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A for the second quarter 2011 was 5.5% of sales, and was relatively flat in comparison to 5.4% of sales during the second quarter 2010.  Consolidated SG&A for year-to-date 2011 was 5.6% of sales, also relatively flat in comparison to 5.5% of sales during year-to-date 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense was $8.4 million for the second quarter 2011 as compared to $8.2 million during the comparable prior year period.  Depreciation and amortization expense for our military segment was approximately $1.0 million higher during the second quarter 2011 as compared to the prior year, which is the result of expansion activities associated with that business.  The increase in military depreciation and amortization was partially offset by a decline of $0.3 million in our food distribution segment and a $0.5 million decline in the retail segment.

Depreciation and amortization expense was $17.0 million for year-to-date 2011 as compared to $16.8 million during the comparable prior year period.  Depreciation and amortization expense for our military segment was approximately $2.0 million higher during year-to-date 2011 as compared to the prior year, which is the result of expansion activities associated with that business.  The increase in military depreciation and amortization was partially offset by a decline of $0.8 million in our food distribution segment and a $1.0 million decline in the retail segment.

Interest Expense

Interest expense was $5.4 million for both the second quarters of 2011 and 2010.  Average borrowing levels increased from $335.4 million during the second quarter 2010 to $350.5 million during the second quarter 2011.  The effective interest rate was 4.1% for the second quarter 2011 as compared to 4.5% for the second quarter 2010.

Interest expense was $10.8 million for year-to-date 2011 compared to $10.6 million during the comparable prior year period.  Average borrowing levels increased from $325.2 million during year-to-date 2010 to $356.6 million during year-to-date 2011.  The effective interest rate was 4.1% for year-to-date 2011 as compared to 4.6% during year-to-date 2010.  Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 470-20 – Debt-Debt with Conversion and Other Options (“ASC 470-20”).  Non-cash interest expense recognized under ASC 470-20 was $1.3 million and $1.2 million during the second quarters of 2011 and 2010, respectively.  Non-cash interest expense recognized under ASC 470-20 was $2.6 million and $2.4 million during the year-to-date periods of 2011 and 2010, respectively.  Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC 470-20.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we are required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations.  The effective income tax rate was 39.5% and 40.4% for the second quarters of 2011 and 2010, respectively.   The effective income tax rate was also 39.5% and 40.4% for year-to-date 2011 and 2010, respectively.

During the second quarter of 2011, the Company did not file any claims with or receive refunds from any of the various tax authorities.  The effective rate for the second quarter differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.   We estimate the full year effective tax rate for 2011 will be approximately 39.5% which excludes the potential impact of discrete events.

Net Earnings

Net earnings were $10.1 million, or $0.77 per diluted share, during the second quarter 2011 as compared to net earnings of $10.7 million, or $0.81 per diluted share, during the second quarter 2010.  Net earnings for year-to-date 2011 were $17.5 million, or $1.35 per diluted share, as compared to net earnings of $18.7 million, or $1.40 per diluted share, during year-to-date 2010.  Net earnings in the periods presented in this report were affected by a number of events included in the discussion above that affected the comparability of results.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	24 Weeks Ended
(In thousands)	June 18, 2011	June 19, 2010	Increase/ (Decrease)

Net cash provided by operating activities	$37,492	17,679	19,813
Net cash used in investing activities	(34,138)	(9,817)	(24,321)
Net cash used in financing activities	(3,525)	(7,927)	4,402
Net decrease in cash and cash equivalents	$(171)	(65)	(106)

  Cash provided by operating activities increased $19.8 million during year-to-date 2011 as compared to the prior year.  Inventories declined $21.3 million during year-to-date 2011, as compared to an increase in inventory of $27.1 million in the prior year, which contributed to a $48.4 million year-over-year increase in cash provided by operating activities.  However, this impact was partially offset by a year-over-year increase in our accounts receivable of $22.6 million and year-over-year decline in our accounts payable of $10.2 million.  The year-over-year increase in our accounts receivable was due primarily to a temporary timing difference related to our military accounts receivable billing cycle that accelerated collections into the last week of fiscal 2010 which caused collections in the first quarter 2011 to be lower than the prior year.

Net cash used in investing activities increased by $24.3 million during year-to-date 2011 as compared to the prior year.  Net cash used in investing activities for year-to-date 2011 consisted primarily of additions to property, plant and equipment of $33.1 million.  The additions to property, plant and equipment during year-to-date 2011 consisted primarily of the purchase of the real estate associated with our military distribution facility in Norfolk, Virginia, which was previously a leased location, for $27.6 million.  During year-to-date 2010, net cash used in investing activities consisted primarily of additions to property, plant and equipment of $10.4 million.

Cash used in financing activities decreased by $4.4 million during year-to-date 2011 as compared to the prior year.  During year-to-date 2011, cash used in financing activities consisted primarily of dividend payments of $4.4 million, payments of capital lease obligations of $1.5 million and a decrease in outstanding checks of $1.5 million, which were partially offset by proceeds of revolving debt of $4.7 million.  Cash used in financing activities during year-to-date 2010 included share repurchases of $15.2 million and dividend payments of $4.5 million, which were partially offset by proceeds of revolving debt of $10.6 million.

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

The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of June 18, 2011, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

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

As of June 18, 2011, $169.4 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.8 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  We are currently in compliance with all covenants contained within the credit agreement.

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

Consolidated EBITDA (Non-GAAP Measurement)

 The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the second quarters and year-to-date periods of 2011 and 2010 (amounts in thousands):

	2011	2010	2011	2010
	Qtr 2	Qtr 2	Year-to-Date	Year-to-Date
Net earnings	$ 10,051	10,714	$17,532	18,655
Income tax expense	6,563	7,252	11,452	12,641
Interest expense	5,355	5,366	10,814	10,624
Depreciation and amortization	8,367	8,170	16,950	16,755
EBITDA	30,336	31,502	56,748	58,675
LIFO charge (credit)	2,131	(321)	2,632	(361)
Provision for (reversal of) lease reserves	159	(434)	607	(434)
Asset impairments	349	301	349	818
Net loss (gain) on sale of real estate and other assets	(391)	-	1,405	-
Share-based compensation	1,372	1,857	2,531	3,462
Subsequent cash payments on non-cash charges	(572)	(969)	(1,076)	(1,709)
Consolidated EBITDA	$ 33,384	31,936	$63,196	60,451

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

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  As of June 18, 2011, and January 1, 2011, we had recorded a fair value liability of $0.2 million and $0.4 million, respectively, which was included in accrued expenses in our Consolidated Balance Sheet.  Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 – Derivatives and Hedging (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.  Our two outstanding interest rate swaps have been considered effective in accordance with ASC 815 since they began during fiscal 2008.

Our interest rate swap agreements resulted in net payments of approximately $0.1 million and $0.3 million during the second quarters of fiscal 2011 and 2010, respectively, and resulted in net payments of $0.3 million and $0.5 million during year-to-date 2011 and 2010, respectively, which are included in interest expense on our Consolidated Statement of Income.

As of June 18, 2011, we had two outstanding interest rate swap agreements with notional amounts totaling $17.5 million as compared to $35.0 million as of June 19, 2010, as follows (amounts in thousands):

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

Critical Accounting Policies and Estimates

Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 24 weeks ended June 18, 2011.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved).

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description
3.1	Fifth Restated Certificate of Incorporation of Nash-Finch Company

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY

Registrant

Date:  July 21, 2011

by   /s/ Alec C. Covington

Alec C. Covington

President and Chief Executive Officer

Date:  July 21, 2011

by   /s/ Robert B. Dimond

Robert B. Dimond

Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended June 18, 2011

Exhibit No.	Item	Method of Filing
3.1	Fifth Restated Certificate of Incorporation of Nash-Finch Company	Filed herewith

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith