Form 10-Q/A
period 2011-07-21
NASH FINCH CO
filed 2011-07-21
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
☒	OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (twelve weeks) ended June 18, 2011

or

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

As of July 13, 2011 12,136,507 shares of Common Stock of the Registrant were outstanding.

EXPLANATORY NOTE

The Nash-Finch Company is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended June 18, 2011 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on July 21, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

101

The following information from the Nash Finch Company Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2011, filed with the SEC on July 21, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY

Registrant

Date: July 21, 2011	By /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer