Form 10-Q
period 2011-10-08
NASH FINCH CO
filed 2011-11-10
CIK 69671

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period (16 weeks) ended October 8, 2011

or

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

As of November 4, 2011, there are 12,136,772 shares of Common Stock of the Registrant were outstanding.

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

Risk Factors

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults upon Senior Securities

26

Item 4.

(Removed and Reserved)

26

Item 5.

Other Information

26

Item 6.

Exhibits

27

SIGNATURES

28

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	16 Weeks Ended		40 Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2011	2010	2011	2010

Sales	$1,471,357	1,510,881	3,670,741	3,845,191
Cost of sales	1,357,669	1,388,926	3,377,487	3,537,079
Gross profit	113,688	121,955	293,254	308,112

Other costs and expenses:
Selling, general and administrative	79,199	81,119	202,017	208,601
Depreciation and amortization	10,738	10,883	27,688	27,638
Interest expense	7,014	7,123	17,828	17,747
Total other costs and expenses	96,951	99,125	247,533	253,986

Earnings before income taxes	16,737	22,830	45,721	54,126

Income tax expense	6,644	7,484	18,096	20,125
Net earnings	$10,093	15,346	27,625	34,001

Net earnings per share:
Basic	$0.78	1.21	2.16	2.64
Diluted	$0.77	1.18	2.12	2.57

Declared dividends per common share	$0.18	0.18	0.54	0.54

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,873	12,656	12,780	12,870
Diluted	13,105	13,038	13,056	13,223

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
	October 8,	January 1,
Assets	2011	2011
Current assets:	(unaudited)
Cash and cash equivalents	$681	830
Accounts and notes receivable, net	274,227	233,436
Inventories	344,886	333,146
Prepaid expenses and other	15,904	15,817
Deferred tax asset, net	7,619	8,281
Total current assets	643,317	591,510

Notes receivable, net	21,355	20,350
Property, plant and equipment:
Property, plant and equipment	665,209	649,256
Less accumulated depreciation and amortization	(407,725)	(409,190)
Net property, plant and equipment	257,484	240,066

Goodwill	166,856	167,166
Customer contracts and relationships, net	16,030	18,133
Investment in direct financing leases	2,739	2,948
Other assets	9,218	10,502
Total assets	$1,116,999	1,050,675

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,082	3,159
Accounts payable	279,919	230,082
Accrued expenses	57,104	60,001
Total current liabilities	340,105	293,242

Long-term debt	290,351	292,266
Capital lease obligations	16,355	18,920
Deferred tax liability, net	39,681	36,344
Other liabilities	28,384	32,899
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares;
issued 13,677 shares	22,796	22,796
Additional paid-in capital	117,790	114,799
Common stock held in trust	(1,243)	(1,213)
Deferred compensation obligations	1,243	1,213
Accumulated other comprehensive loss	(10,725)	(10,984)
Retained earnings	324,502	303,584
Common stock in treasury; 1,541 and 1,569 shares, respectively	(52,240)	(53,191)
Total stockholders' equity	402,123	377,004
Total liabilities and stockholders' equity	$1,116,999	1,050,675

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	40 Weeks Ended
	October 8,	October 9,
	2011	2010
Operating activities:
Net earnings	$27,625	34,001
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	27,688	27,638
Amortization of deferred financing costs	1,409	1,411
Non-cash convertible debt interest	4,385	4,058
Amortization of rebateable loans	2,568	3,074
Provision for bad debts	683	216
Provision for lease reserves	631	291
Deferred income tax expense	3,999	7,510
Loss (gain) on sale of property, plant and equipment	1,316	(423)
LIFO charge (credit)	9,717	(76)
Asset impairments	363	926
Share-based compensation	4,292	6,179
Deferred compensation	646	838
Other	(644)	(730)
Changes in operating assets and liabilities:
Accounts and notes receivable	(37,768)	(22,593)
Inventories	(20,973)	(55,886)
Prepaid expenses	(1,835)	1,887
Accounts payable	35,660	14,407
Accrued expenses	(2,637)	(912)
Income taxes payable	1,747	(5,305)
Other assets and liabilities	(3,968)	(200)
Net cash provided by operating activities	54,904	16,311

Investing activities:
Disposal of property, plant and equipment	3,863	575
Additions to property, plant and equipment	(47,340)	(39,853)
Business acquired, net of cash	(1,587)	-
Loans to customers	(7,285)	(1,095)
Payments from customers on loans	1,178	1,703
Other	(520)	(400)
Net cash used in investing activities	(51,691)	(39,070)
Financing activities:
Proceeds (payments) of revolving debt	(6,000)	38,000
Dividends paid	(6,549)	(6,739)
Repurchase of Common Stock		(20,267)
Payments of long-term debt	(284)	(264)
Payments of capital lease obligations	(2,256)	(3,009)
Increase in outstanding checks	12,235	14,993
Other	(508)	-
Net cash provided by (used in) financing activities	(3,362)	22,714
Net decrease in cash and cash equivalents	(149)	(45)
Cash and cash equivalents:
Beginning of year	830	830
End of period	$681	785
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures funded by other payables	$-	8,500

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

October 8, 2011

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

The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at October 8, 2011, and January 1, 2011, the results of operations for the 16 and 40 weeks ended October 8, 2011 (“third quarter 2011” and “year-to-date 2011”, respectively), and October 9, 2010 (“third quarter 2010” and “year-to-date 2010”, respectively), and cash flows for the year-to-date 2011 and 2010.  Adjustments consist only of normal recurring items, except for any items discussed in the notes below.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2 – Inventories

We use the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $82.8 million higher on October 8, 2011 and $73.1 million higher on January 1, 2011.  We recorded a LIFO charge of $7.1 million during the third quarter 2011 as compared to a LIFO charge of $0.3 million during the third quarter 2010.  During year-to-date 2011, we recorded a LIFO charge of $9.7 million as compared to a LIFO credit of $0.1 million during year-to-date 2010.

Note 3 – Share-Based Compensation

We account for share-based compensation awards in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 – Compensation-Stock Compensation (“ASC 718”) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income in the amount of $1.8 million during the third quarter 2011 versus $2.7 million during the third quarter 2010.  During year-to-date 2011, share-based compensation expense was $4.3 million as compared to $6.2 million during year-to-date 2010.

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

Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”)).

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

During year-to-date 2011, a total of 113,044 units were granted pursuant to our 2011 LTIP.  Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.   Because these units can only be settled in stock, compensation expense (for shares expected to vest) is recorded over the three-year period for the grant date fair value.

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

The fair value of SARs is estimated on the date of grant using a modified binomial lattice model which factors in the market and service vesting conditions.  The modified binomial lattice model used by the Company incorporates a risk-free interest rate based on the 5-year treasury rate on the date of the grant.  The model uses an expected volatility calculated as the daily price variance over 60, 200 and 400 days prior to grant date using the Fair Market Value (average of daily high and low market price of Nash Finch common stock) on each day.  Dividend yield utilized in the model is calculated by the Company as the average of the daily yield (as a percent of the Fair Market Value) over 60, 200 and 400 days prior to the grant date.  The modified binomial lattice model calculated a fair value of $8.44 per SAR which is being recorded over a derived service period of 3.55 years.

The following assumptions were used to determine the fair value of SARs granted during fiscal 2008:

Assumptions - SARs Valuation

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years

The following table summarizes activity in our share-based compensation plans during the year-to-date 2011:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)

Outstanding at January 1, 2011	646.5	0.6	568.8	0.7
Granted	12.1		113.5
Forfeited/cancelled	-		(16.1)
Restrictions lapsed/ units settled	(147.4)		(105.8)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	154.4		100.0
Outstanding at October 8, 2011	665.6	0.2	660.4	0.7

Exercisable/unrestricted at January 1, 2011	322.1		323.7
Exercisable/unrestricted at October 8, 2011	475.6		317.9

(1)

“Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

(in thousands, except per share amounts)	Stock Appreciation Rights	Weighted Average Base/Exercise Price Per SAR

Outstanding at January 1, 2011	267.3	$38.44
Granted	-
Exercised/restrictions lapsed	-
Forfeited/cancelled	-
Outstanding at October 8, 2011	267.3	38.44

Exercisable/unrestricted at January 1, 2011	-
Exercisable/unrestricted at October 8, 2011	-

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during year-to-date 2011 was $34.73 and $39.40, respectively.

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

Our outstanding interest rate swap agreements are classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement.  As of October 8, 2011, we have no significant liability in relation to our outstanding interest rate swap agreements, as compared to a fair value liability of $0.4 million as of January 1, 2011.  The fair value of all such liabilities is included in accrued expenses on our Consolidated Balance Sheet.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at October 8, 2011 and January 1, 2011.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes the current maturities of long-term debt, at October 8, 2011, had a carrying value and fair value of $290.4 million and $293.0 million, respectively, and at January 1, 2011, had a carrying value and fair value of $292.9 million and $305.6 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

We account for the impairment of long-lived assets in accordance with ASC Topic 360 – Property, Plant, and Equipment.  For year-to-date 2011 and 2010, asset impairments were $0.4 million and $0.9 million, respectively.  We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.

Note 5 – Derivatives

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel.  Our objective in managing our exposure to changes in interest rates and commodity prices is to reduce fluctuations in earnings and cash flows.  From time-to-time we use derivative instruments, primarily interest rate swap agreements, to manage risk exposures when appropriate, based on market conditions.  We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  As of October 8, 2011, we have no significant liability in relation to our outstanding interest rate swap agreements, as compared to a fair value liability of $0.4 million as of January 1, 2011.  The fair value of all such liabilities is included in accrued expenses on our Consolidated Balance Sheet.  Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 – Derivatives and Hedging (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. Our two outstanding interest rate swaps have been considered effective in accordance with ASC 815 since they began during fiscal 2008.

Our interest rate swap agreements resulted in net payments of approximately $0.2 million and $0.3 million during the third quarters of fiscal 2011 and 2010, respectively, and resulted in net payments of $0.4 million and $0.9 million during year-to-date 2011 and 2010, respectively, which are included in interest expense on our Consolidated Statement of Income.

As of October 8, 2011, we had two outstanding interest rate swap agreements with notional amounts totaling $17.5 million as compared to $35.0 million as of October 9, 2010, as follows (amounts in thousands):

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

Note 6 – Other Comprehensive Income

Other comprehensive income for the periods presented includes market value adjustments to reflect derivative instruments at fair value, pursuant to ASC 815.   The components of comprehensive income are as follows:

	16 Weeks				40 Weeks
	Ended				Ended
(In thousands)	October 8, 2011		October 9, 2010		October 8, 2011		October 9, 2010

Net earnings	$10,093		15,346		27,625		34,001
Change in fair value of derivatives, net of tax	107	(1)	154	(2)	258	(3)	341	(4)
Comprehensive income	$10,200		15,500		27,883		34,342

(1) Net of tax of $69.
(2) Net of tax of $99.
(3) Net of tax of $165.
(4) Net of tax of $193.

The gains reported in other comprehensive income during the third quarter and year-to-date periods of 2011 and 2010 reflect a change in fair value of our outstanding interest rate swap agreements during the respective periods.  Please refer to “Note 5 - Derivatives” of this Form 10-Q for information related to our interest rate swap agreements.

Note 7 – Long-term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	October 8, 2011	January 1, 2011

Asset-backed credit agreement:
Revolving credit	$148,100	154,100
Senior subordinated convertible debt, 3.50% due in 2035	141,096	136,710
Industrial development bonds, 5.60% to 6.00% due in various
installments through 2014	1,620	1,830
Notes payable and mortgage notes, 7.95% due in various
installments through 2013	221	296
Total debt	291,037	292,936
Less current maturities	(686)	(670)
Long-term debt	$290,351	292,266

Asset-backed Credit Agreement

Our credit agreement is an asset-backed loan consisting of a $340.0 million revolving credit facility, which includes a $50.0 million letter of credit sub-facility (the “Revolving Credit Facility”).  Provided no default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $110.0 million.  The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of October 8, 2011, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  As of October 8, 2011, $180.1 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.8 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

Note 8 – Guarantees

We have guaranteed lease obligations of certain food distribution customers.  In the event these retailers are unable to meet their lease payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their lease obligations ($8.1 million as of October 8, 2011, as compared to $9.4 million in debt and lease obligations as of January 1, 2011), which would be due in accordance with the underlying agreements.

We have entered into lease guarantees on behalf of certain food distribution customers that are accounted for under ASC Topic 460 - Guarantees (“ASC 460”).  ASC 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee.  The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $5.7 million, which is included in the $8.1 million total referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees.  As required by ASC 460, a liability representing the fair value of the obligations assumed under the guarantees of $0.9 million is included in the accompanying consolidated financial statements for the guarantees accounted for under ASC 460.  All of the other guarantees were issued prior to December 31, 2002 and are therefore not subject to the recognition and measurement provisions of ASC 460.

We have also assigned various leases to other entities.  If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $10.9 million as of October 8, 2011 as compared to $8.9 million as of January 1, 2011.

Note 9 – Income Taxes

For the third quarter 2011 and 2010, our tax expense was $6.6 million and $7.5 million, respectively.  During year-to-date 2011 and 2010, our tax expense was $18.1 million and $20.1 million, respectively.

The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.  The third quarter 2011 and 2010 Company effective tax rate was impacted by the reversal of previously unrecognized tax benefits primarily due to statute of limitations expirations.  The effect of these discrete events in the third quarter 2011 was less than ($0.1) million and ($2.2) million for 2010.  For the third quarter and year-to-date periods of 2011, the effective tax rate was 39.7% and 39.6%, respectively as compared to 32.8% and 37.2% for the third quarter and year-to-date periods of 2010, respectively.

The total amount of unrecognized tax benefits as of the end of the third quarter 2011 was $2.0 million.  The net increase in unrecognized tax benefits of $0.1 million since June 18, 2011 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods.  The total amount of tax benefits that if recognized would impact the effective tax rate was $0.5 million at the end of the third quarter 2011.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the third quarter 2011, we had approximately $0.2 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2006 and prior.

Note 10 – Pension and Other Postretirement Benefits

The following tables present the components of our pension and postretirement net periodic benefit cost:

16 Weeks Ended October 8, 2011 and October 9, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Interest cost	$653	680	11	12
Expected return on plan assets	(577)	(570)	-	-
Amortization of prior service cost	-	-	(7)	(9)
Recognized actuarial loss (gain)	484	431	(5)	(2)
Net periodic benefit cost	$560	541	(1)	1

40 Weeks Ended October 8, 2011, and October 9, 2010:

	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Interest cost	$1,632	1,701	27	30
Expected return on plan assets	(1,444)	(1,427)	-	-
Amortization of prior service cost	-	-	(16)	(23)
Recognized actuarial loss (gain)	1,212	1,078	(12)	(5)
Net periodic benefit cost	$1,400	1,352	(1)	2

Weighted-average assumptions used to determine net periodic benefit cost for the third quarter and year-to-date periods of 2011 and 2010 are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted-average assumptions:
Discount rate	5.10%	5.60%	5.10%	5.60%
Expected return on plan assets	6.00%	6.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

Total contributions to our pension plan in fiscal 2011 are expected to be $4.6 million.

Multi-employer pension plan

Certain of our unionized employees are covered by the Central States Southeast and Southwest Areas Pension Funds (“the Plan”), a multi-employer pension plan.  Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked.  In fiscal 2010, the Company contributed $3.3 million to the Plan.  Based on the most recent information available, we believe the present value of actuarial accrued liabilities of the Plan substantially exceeds the value of the assets held in trust to pay benefits.  The underfunding is not a direct obligation or liability of the Company.  However, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability.  The amount of any increase in contributions will depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take.  We are currently unable to reasonably estimate a withdrawal liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

A more detailed discussion of the risks associated with the Plan are contained in Part I, Item 1A, “Risk Factors,” of our Annual Report filed with the SEC on Form 10-K for the fiscal year ended January 1, 2011.

Note 11– Earnings Per Share

The following table reflects the calculation of basic and diluted earnings per share:

	Third Quarter		Year-to-Date
	Ended		Ended
(In thousands, except per share amounts)	October 8, 2011	October 9, 2010	October 8, 2011	October 9, 2010

Net earnings	$10,093	15,346	27,625	34,001

Net earnings per share-basic:
Weighted-average shares outstanding	12,873	12,656	12,780	12,870

Net earnings per share-basic	$0.78	1.21	2.16	2.64

Net earnings per share-diluted:
Weighted-average shares outstanding	12,873	12,656	12,780	12,870
Shares contingently issuable	232	382	276	353
Weighted-average shares and potential dilutive shares outstanding	13,105	13,038	13,056	13,223

Net earnings per share-diluted	$0.77	1.18	2.12	2.57

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

During the second quarters of 2011 and 2010, performance units granted under the 2008 LTIP Plan and 2007 LTIP Plan, respectively, were settled in shares of common stock, some of which were deferred by executives as required by the plan.  Vested shares deferred by executives and board members are included in the calculation of basic earnings per share.  Other performance units and RSUs granted during 2007, 2008, 2009, 2010 and 2011 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock.  Unvested RSUs are not included in basic earnings per share until vested.  All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260 – Earnings Per Share.  Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  For the third quarter 2011, approximately 74,000 shares related to the LTIP and 154,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 171,000 shares related to the LTIP and 208,000 shares related to RSUs during the third quarter 2010.  For year-to-date 2011, approximately 60,000 shares related to the LTIP and 214,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 142,000 shares related to the LTIP and 210,000 shares related to RSUs during year-to-date 2010.

Note 12 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The military segment consists of seven distribution centers that distribute products to military commissaries and exchanges and one shared facility which services both military and independent food distribution customers.  During fiscal 2010, our military distribution centers in Columbus, Georgia and Bloomington, Indiana became operational.  Excluded from the military distribution center total are two adjacent military distribution centers we purchased during the third quarter of fiscal 2010 in Oklahoma City, Oklahoma, which are scheduled to become operational during fiscal 2012.  Our food distribution segment consists of 14 distribution centers that sell to independently operated retail grocery stores, our corporate owned stores and other customers.  The retail segment consists of 46 corporate-owned stores that sell directly to the consumer.

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

Certain prior year amounts shown below have been revised to conform to the current year presentation.

			Year-to-date
	3rd Quarter 2010		3rd Quarter 2010
(In thousands)	As adjusted	As reported	As adjusted	As reported

Segment revenue:
Military	$ 699,655	620,822	1,755,074	1,555,407
Food Distribution	652,670	731,503	1,689,844	1,889,511
Retail	158,556	158,556	400,273	400,273
Total revenue	$ 1,510,881	1,510,881	3,845,191	3,845,191

Segment profit:
Military	$ 14,270	12,822	39,851	36,157
Food Distribution	11,666	12,848	24,206	27,228
Retail	2,558	2,824	4,768	5,440
Total segment profit	$ 28,494	28,494	68,825	68,825

A summary of the major segments of the business is as follows:

	Third Quarter Ended
	October 8, 2011			October 9, 2010
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$709,720	-	14,666	699,655	-	14,268
Food Distribution	620,118	72,358	6,177	652,670	78,439	11,665
Retail	141,519	-	1,790	158,556	-	2,559
Eliminations	-	(72,358)	-	-	(78,439)	-
Total	$1,471,357	-	22,633	1,510,881	-	28,492

	Year-to-Date Ended
	October 8, 2011			October 9, 2010
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$1,776,301	-	38,098	1,755,074	-	39,850
Food Distribution	1,529,890	182,593	19,731	1,689,844	198,092	24,205
Retail	364,550	-	2,934	400,273	-	4,769
Eliminations	-	(182,593)	-	-	(198,092)	-
Total	$3,670,741	-	60,763	3,845,191	-	68,824

Reconciliation to Consolidated Statements of Income:

	Third Quarter Ended		Year-to-Date Ended
	October 8,	October 9,	October 8,	October 9,
(In thousands)	2011	2010	2011	2010

Total segment profit	$22,633	28,492	60,763	68,824
Unallocated amounts:
Interest	(5,896)	(5,662)	(15,042)	(14,698)
Earnings before income taxes	$16,737	22,830	45,721	54,126

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

•

Providing our independent retail customers with a high level of order fulfillment, broad product selection  including leveraging the Our Family® brand, support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction,  market research, retail store support, retail pricing and license agreement opportunities; and

•

Retail formats designed to appeal to the needs of today’s consumers.

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

Our military segment contracts with manufacturers to distribute a wide variety of food products to military commissaries and exchanges located in the United States and the District of Columbia, and in Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain.  We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.  During the third quarter of fiscal 2010, we purchased facilities in Bloomington, Indiana and Oklahoma City, Oklahoma for expansion of our military business.  The Bloomington, Indiana facility became operational during the fourth quarter of fiscal 2010, while Oklahoma City, Oklahoma, which consists of two adjacent facilities, is scheduled to become operational during fiscal 2012.  In addition, we purchased the real estate associated with our Pensacola, Florida and Norfolk, Virginia facilities, which had previously been leased, during the third quarter of fiscal 2010 and the first quarter of fiscal 2011, respectively.

Our food distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to approximately 1,800 independent retail locations located in 28 states, primarily in the Midwest and Southeast regions of the United States.

Our retail segment operated 46 corporate-owned grocery stores primarily in the Upper Midwest as of October 8, 2011.  Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed two and sold four retail stores during fiscal 2011 and closed two retail stores during fiscal 2010.  We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our food distribution and military segments.  Thus, changes in sales of the retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our food distribution and military segments.

Results of Operations

Sales

Sales for our military and food distribution segments for the third quarter and year-to-date periods of fiscal 2010 presented below have been revised to conform to our current year presentation.  Please refer to Part I, Item 1 in this report under Note 12 – “Segment Reporting” of this Form 10-Q for additional information regarding our segment reporting revision.

The following tables summarize our sales activity for the 16 weeks ended October 8, 2011 (“third quarter 2011”) compared to the 16 weeks ended October 9, 2010 (“third quarter 2010”) and the 40 weeks ended October 8, 2011 (“year-to-date 2011”) compared to the 40 weeks ended October 9, 2010 (“year-to-date 2010”):

	Third quarter 2011		Third quarter 2010		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$709,720	48.2%	699,655	46.3%	10,065	1.4%
Food Distribution	620,118	42.1%	652,670	43.2%	(32,552)	(5.0%)
Retail	141,519	9.6%	158,556	10.5%	(17,037)	(10.7%)
Total Sales	$1,471,357	100.0%	1,510,881	100.0%	(39,524)	(2.6%)

	Year-to-date 2011		Year-to-date 2010		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$1,776,301	48.4%	1,755,074	45.6%	21,227	1.2%
Food Distribution	1,529,890	41.7%	1,689,844	43.9%	(159,954)	(9.5%)
Retail	364,550	9.9%	400,273	10.4%	(35,723)	(8.9%)
Total Sales	$3,670,741	100.0%	3,845,191	100.0%	(174,450)	(4.5%)

Total Company sales declined 2.6% during the third quarter 2011 as compared to the prior year period.  Excluding sales declines primarily attributable to the effect of the sale of four and closing of four corporate-owned retail stores, total Company comparable sales declined 1.6% during the third quarter 2011.

Total Company sales declined 4.5% during year-to-date 2011 as compared to the prior year period.  Excluding the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter of fiscal 2010, which accounted for $53.2 million of sales in the prior year period, and the effect of the sale of four and closing of four corporate-owned retail stores, total Company comparable sales declined 2.5% during year-to-date 2011.

Military segment sales increased 1.4% during the third quarter 2011 as compared to the prior year.  However, a larger portion of military sales were performed on consignment during the third quarter 2011, which are not included in our reported net sales.  The year-over-year increase in gross consignment sales was approximately $3.4 million during the third quarter 2011.  Including the impact of consignment sales, comparable military sales increased 1.9% during the third quarter 2011 as compared to the prior year.  Domestic sales increased 0.1% while overseas sales increased 7.9% as compared to the comparable prior year quarter.

Military segment sales increased 1.2% during year-to-date 2011 as compared to the prior year.  However, a larger portion of military sales were performed on consignment during year-to-date 2011, which are not included in our reported net sales.  The year-over-year increase in gross consignment sales was approximately $11.7 million during year-to-date 2011.  Including the impact of consignment sales, comparable military sales increased 1.8% during year-to-date 2011 as compared to the prior year.  Domestic sales increased 0.4% while overseas sales increased 5.1% as compared to the comparable prior year-to-date period.

Domestic and overseas sales represented the following percentages of military segment sales:

	Third Quarter		Year-to-date
	2011	2010	2011	2010
Domestic	82.1%	83.1%	82.3%	83.0%
Overseas	17.9%	16.9%	17.7%	17.0%

The decrease in food distribution sales for the third quarter 2011 of 5.0% is primarily attributable to the sales volume of lost customer accounts exceeding new account gains.

The decrease in food distribution sales during year-to-date 2011 of 9.5% is partially attributable to the previously announced transition of a portion of a food distribution customer buying group to another supplier during the second quarter 2010 which accounted for $53.2 million of additional sales during year-to-date 2010.  Excluding the impact of the customer transition, food distribution sales declined 6.5%, which is primarily the result of sales volume of lost customer accounts exceeding new account gains.

Retail sales declined 10.7% during the third quarter 2011 as compared to the comparable prior year period.  The decline in retail sales is primarily the result of the closure of four stores and the sale of four stores since the beginning of the third fiscal quarter of 2010.  In addition, same store sales were down 0.5% during the third quarter 2011.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.

Retail sales declined 8.9% during year-to-date 2011 as compared to the comparable prior year period.  The decline in retail sales is primarily the result of the closure of four stores and the sale of four stores since the beginning of the third quarter of fiscal 2010.  In addition, same store sales were down 2.2% during year-to-date 2011.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.

During the third quarters of 2011 and 2010, our corporate store count changed as follows:

	Third quarter 2011	Third quarter 2010
Number of stores at beginning of period	46	54
Sold stores	-	-
Closed stores	-	(1)
Number of stores at end of period	46	53

During year-to-date 2011 and 2010, our corporate store count changed as follows:

	Year-to-date 2011	Year-to-date 2010
Number of stores at beginning of period	52	54
Sold stores	(4)	-
Closed stores	(2)	(1)
Number of stores at end of period	46	53

The tables above exclude corporate-owned stand-alone pharmacies and convenience stores.

Consolidated Gross Profit

Consolidated gross profit was 7.7% of sales for the third quarter 2011 as compared to 8.1% of sales during the third quarter 2010.  Our overall gross profit was negatively affected by 0.5% of sales in the third quarter of 2011 due to non-cash LIFO charges which do not impact Consolidated EBITDA.  The LIFO charge for the third quarter 2011 was approximately $7.1 million compared to approximately $0.3 million in the third quarter

2010.  Our overall gross profit margin was also negatively affected by 0.2% of sales in the third quarter 2011 due to a sales mix shift between our business segments between the years.  This was due to a higher percentage of 2011 sales occurring in the military segment which has a lower gross profit margin than the retail and food distribution segments.  Excluding the impacts of LIFO and the sales mix shift, our overall gross profit margin improved by 0.3% compared to the prior year quarter as a result of gains achieved from initiatives that focused on better management of inventories.

Consolidated gross profit was 8.0% of sales for both year-to-date 2011 and year-to-date 2010.  Our overall gross profit was negatively affected by 0.3% of sales during year-to-date 2011 due to non-cash LIFO charges which do not impact Consolidated EBITDA.  The LIFO charge for year-to-date 2011 was approximately $9.7 million compared to a credit of approximately $0.1 million in year-to-date 2010.  Our overall gross profit margin was also negatively affected by 0.2% of sales during year-to-date 2011 due to a sales mix shift between our business segments between the years.  This was due to a higher percentage of 2011 sales occurring in the military segment which has a lower gross profit margin than the retail and food distribution segments.  Excluding the impacts of LIFO and the sales mix shift, our overall gross profit margin improved by 0.5% compared to the prior year-to-date period as a result of gains achieved from initiatives that focused on better management of inventories.

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A was 5.4% of sales for both the third quarter 2011 and third quarter 2010.  Consolidated SG&A during the third quarter 2011 included approximately $2.0 million of unusual professional fees and $0.9 million of restructuring costs related to the centralization of overhead functions.  Consolidated SG&A for year-to-date 2011 was 5.5% of sales, and was relatively flat in comparison to 5.4% of sales during year-to-date 2010.  Consolidated SG&A for year-to-date 2011 included approximately $2.0 million of unusual professional fees and $1.4 million of restructuring costs related to the centralization of overhead functions.  In addition, year-to-date SG&A was impacted by conversion and transition costs associated with our Military distribution centers of approximately $1.6 million and $1.7 million in 2011 and 2010, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense was $10.7 million for the third quarter 2011 as compared to $10.9 million during the comparable prior year period.  Depreciation and amortization expense for our military segment was approximately $1.3 million higher during the third quarter 2011 as compared to the prior year, which is the result of expansion activities associated with that business.  The increase in military depreciation and amortization was offset by a decline of $0.6 million in our food distribution segment and a $0.9 million decline in the retail segment.

Depreciation and amortization expense was $27.7 million for year-to-date 2011 as compared to $27.6 million during the comparable prior year period.  Depreciation and amortization expense for our military segment was approximately $3.3 million higher during year-to-date 2011 as compared to the prior year, which is the result of expansion activities associated with that business.  The increase in military depreciation and amortization was offset by a decline of $1.4 million in our food distribution segment and a $1.9 million decline in the retail segment.

Interest Expense

Interest expense was $7.0 million for the third quarter of 2011 as compared to $7.1 million during the comparable prior year period.  Average borrowing levels declined to $321.4 million during the third quarter 2011 from $323.4 million during the third quarter 2010.  The effective interest rate was 4.3% for the third quarter 2011 as compared to 4.6% for the third quarter 2010.

Interest expense was $17.8 million for year-to-date 2011 compared to $17.7 million during the comparable prior year period.  Average borrowing levels increased to $342.5 million during year-to-date 2011 from $324.5 million during year-to-date 2010.  The effective interest rate was 4.2% for year-to-date 2011 as compared to 4.6% during year-to-date 2010.  Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes under Financial Accounting Standards Board (“FASB”) Accounting

Standards Codification (“ASC”) Subtopic 470-20 – Debt-Debt with Conversion and Other Options (“ASC 470-20”).  Non-cash interest expense recognized under ASC 470-20 was $1.8 million and $1.6 million during the third quarters of 2011 and 2010, respectively.  Non-cash interest expense recognized under ASC 470-20 was $4.4 million and $4.1 million during the year-to-date periods of 2011 and 2010, respectively.  Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized under ASC 470-20.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we are required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations.  The effective income tax rate was 39.7% and 32.8% for the third quarters of 2011 and 2010, respectively.   The effective income tax rate was 39.6% and 37.2% for year-to-date 2011 and 2010, respectively.

During the third quarter of 2011, the Company did not file any claims with or receive refunds from any of the various tax authorities.  The effective rate for the third quarter differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.   We estimate the full year effective tax rate for 2011 will be approximately 39.6% which excludes the potential impact of discrete events.

Net Earnings

Net earnings were $10.1 million, or $0.77 per diluted share, during the third quarter 2011 as compared to net earnings of $15.3 million, or $1.18 per diluted share, during the third quarter 2010.  Net earnings for year-to-date 2011 were $27.6 million, or $2.12 per diluted share, as compared to net earnings of $34.0 million, or $2.57 per diluted share, during year-to-date 2010.  Net earnings in the periods presented in this report were affected by the events included in the discussion above.  The primary differences in earnings per share (net of tax) between years were due to higher non-cash LIFO expense which negatively impacted third quarter 2011 net earnings by $4.3 million, or $0.33 per diluted share, as compared to $0.2 million, or $0.01 per diluted share, in the third quarter 2010, as well as unusual professional fees which negatively impacted third quarter 2011 net earnings by $1.2 million, or $0.09 per diluted share, and restructuring costs related to the centralization of overhead functions which negatively impacted third quarter 2011 net earnings by $0.5 million, or $0.04 per diluted share.  The non-cash LIFO expense negatively impacted year-to-date 2011 net earnings by $5.9 million, or $0.45 per diluted share, as compared to no significant impact in year-to-date 2010.  Also negatively impacting year-to-date 2011 net earnings were unusual professional fees which negatively impacted year-to-date 2011 net earnings by $1.2 million, or $0.09 per diluted share, and restructuring costs related to the centralization of overhead functions which negatively impacted year-to-date 2011 net earnings by $0.8 million, or $0.07 per diluted share.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	40 Weeks Ended
(In thousands)	October 8, 2011	October 9, 2010	Increase/ (Decrease)

Net cash provided by operating activities	$54,904	16,311	38,593
Net cash used in investing activities	(51,691)	(39,070)	(12,621)
Net cash provided by (used in) financing activities	(3,362)	22,714	(26,076)
Net decrease in cash and cash equivalents	$(149)	(45)	(104)

Cash provided by operating activities increased $38.6 million during year-to-date 2011 as compared to the prior year.  Inventories increased $21.0 million during year-to-date 2011, as compared to an increase in inventory of $55.9 million in the prior year, which contributed $34.9 million to the year-over-year increase in cash provided by operating activities.  Also contributing to this increase was a $21.3 million year-over-year increase in our accounts payable.  This impact was partially offset by a year-over-year increase in our accounts and notes receivable of $15.2 million.

Net cash used in investing activities increased by $12.6 million during year-to-date 2011 as compared to the prior year.  Net cash used in investing activities for year-to-date 2011 consisted primarily of additions to property, plant and equipment of $47.3 million.  The additions to property, plant and equipment during year-to-date 2011 consisted primarily of the purchase of the real estate associated with our military distribution facility in Norfolk, Virginia, which was previously a leased location, for $27.6 million, and construction costs of $10.3 million related to the Oklahoma City military distribution facility, which is scheduled to become operational during 2012.  During year-to-date 2010, net cash used in investing activities consisted primarily of additions to property, plant and equipment of $39.9 million.

Cash used in financing activities increased by $26.1 million during year-to-date 2011 as compared to the prior year.  During year-to-date 2011, cash used in financing activities consisted primarily of dividend payments of $6.5 million, payments of revolving debt of $6.0 million and payments of capital lease obligations of $2.3 million which were partially offset by an increase in outstanding checks of $12.2 million.  Cash provided by financing activities during year-to-date 2010 included proceeds of revolving debt of $38.0 million and an increase in outstanding checks of $15.0 million partially offset by share repurchases of $20.3 million and dividend payments of $6.7 million.

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

The Revolving Credit Facility has a 5-year term and will be due and payable in full on April 11, 2013. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 2.00% as of October 8, 2011, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.75% to 2.25% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

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

As of October 8, 2011, $180.1 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.8 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  We are currently in compliance with all covenants contained within the credit agreement.

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

Consolidated EBITDA (Non-GAAP Measurement)

The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the third quarters and year-to-date periods of 2011 and 2010 (amounts in thousands):

	2011	2010	2011	2010
	Qtr 3	Qtr 3	Year-to-Date	Year-to-Date
Net earnings	$10,093	15,346	$27,625	34,001
Income tax expense	6,644	7,484	18,096	20,125
Interest expense	7,014	7,123	17,828	17,747
Depreciation and amortization	10,738	10,883	27,688	27,638
EBITDA	34,489	40,836	91,237	99,511
LIFO charge (credit)	7,085	285	9,717	(76)
Provision for lease reserves	24	725	631	291
Asset impairments	13	108	362	926
Net loss (gain) on sale of real estate and other assets	(106)	-	1,299	-
Share-based compensation	1,761	2,717	4,292	6,179
Subsequent cash payments on non-cash charges	(650)	(578)	(1,726)	(2,287)
Settlement of pre-acquisition contingency		(310)	-	(310)
Consolidated EBITDA	$42,616	43,783	$105,812	104,234

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

Derivative Instruments

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities.  Our objective in managing our exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows.  From time-to-time we use derivative instruments, primarily interest rate swap agreements, to manage risk exposures when appropriate, based on market conditions.  We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  As of October 8, 2011, we have no significant liability in relation to our outstanding interest rate swap agreements, as compared to a fair value liability of $0.4 million as of January 1, 2011.  The fair value of all such liabilities is included in accrued expenses on our Consolidated Balance Sheet.  Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be effective in accordance with ASC Topic 815 – Derivatives and Hedging (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.  Our two outstanding interest rate swaps have been considered effective in accordance with ASC 815 since they began during fiscal 2008.

Our interest rate swap agreements resulted in net payments of approximately $0.2 million and $0.3 million during the third quarters of fiscal 2011 and 2010, respectively, and resulted in net payments of $0.4 million and $0.9 million during year-to-date 2011 and 2010, respectively, which are included in interest expense on our Consolidated Statement of Income.

As of October 8, 2011, we had two outstanding interest rate swap agreements with notional amounts totaling $17.5 million as compared to $35.0 million as of October 9, 2010, as follows (amounts in thousands):

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

Recoverability of Goodwill

Our most recent annual impairment test of goodwill was completed during the fourth quarter of fiscal 2010 based on conditions as of the end of our third quarter of fiscal 2010 which resulted in no indication of goodwill impairment for any of our reporting units.  The fair value of the military segment was approximately 54% higher than its carrying value, while the food distribution segment fair value exceeded its carrying value by approximately 17% and the retail segment fair value was approximately 13% higher than its carrying value.

During the second quarter of 2011, the Company sold four retail stores which resulted in approximately a $0.3 million reduction in goodwill.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 40 weeks ended October 8, 2011.

Recently Adopted and Proposed Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80).  The new guidance requires employers participating in multiemployer plans to provide additional disclosures regarding an employer’s involvement in multiemployer plans.  The new guidance will be effective for the Company’s fiscal year ending December 31, 2011 and will result in additional disclosures, but will not otherwise have an impact on the Company’s consolidated financial statements.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  (Removed and Reserved).

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: November 10, 2011	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: November 10, 2011	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended October 8, 2011

Exhibit No.	Item	Method of Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Extension Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith