Form 10-K
period 2011-12-31
NASH FINCH CO
filed 2012-03-01
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

X                               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the fiscal year ended: December 31, 2011

                            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period from ________ to __________.

Commission file number:  0-785

NASH‑FINCH COMPANY

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	41‑0431960 (I.R.S. Employer Identification No.)
7600 France Avenue South P.O. Box 355 Minneapolis, Minnesota (Address of principal executive offices)	55440-0355 (Zip Code)

Registrant's telephone number, including area code: (952) 832-0534

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.66‑2/3 per share

Common Stock Purchase Rights

………………….

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]    No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.   Yes [   ]   No   [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer [   ] Accelerated filer [X]     Non-accelerated filer [   ]      Smaller reporting company [  ]

Do not check if a smaller reporting company.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes [   ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 18, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $411,791,683, based on the last reported sale price of $33.93 on that date on NASDAQ.

As of February 22, 2012, 12,209,628 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2012 (the “2012 Proxy Statement”) are incorporated by reference into Part III of this report, as specifically set forth in Part III.

1

Nash Finch Company

PART I

                Throughout this report, we refer to Nash-Finch Company, together with its subsidiaries, as “we,” “us,” “Nash Finch” or “the Company.”

Forward-Looking Information

 This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements that relate to trends and events that may affect our future financial position and operating results.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The statements in this report that are not historical in nature, particularly those that use terms such as "may," "will," "should," "likely," "expect," "anticipate," "estimate," "believe" or "plan," or comparable terminology, are forward‑looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward‑looking statements.  Important factors known to us that could cause material differences include the following:

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
•   costs related to a multi-employer pension plan which has liabilities significantly in excess of plan assets;
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

ITEM 1.                BUSINESS

                Originally established in 1885 and incorporated in 1921, we are the second largest publicly traded wholesale food distributor in the United States, in terms of revenue, serving the retail grocery industry and the military commissary and exchange systems.  Our sales in fiscal 2011 were approximately $4.8 billion.  Our business currently consists of three primary operating segments: Military Food Distribution (“Military”), Food Distribution and Retail.  Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (18) – “Segment Information” in the Notes to Consolidated Financial Statements.

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

                The strategic plan includes the following long-term financial targets:

•         2% organic revenue growth

•         4% Consolidated EBITDA1 as a percentage of sales

•         10% trailing four quarters Free Cash Flow as a percentage of Net Assets2

•         2.5 to 3.0x total leverage ratio (i.e., total debt divided by trailing four quarters Consolidated EBITDA)

1 Consolidated EBITDA is a measurement not recognized by accounting principles generally accepted in the United States.  Please refer to Part II, Item 7 of this report under the caption “Consolidated EBITDA (Non-GAAP Measurement)” for the definition of Consolidated EBITDA.

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

                We have made significant progress towards achieving our long-term financial targets.  From fiscal 2006 to the end of fiscal 2011, our Consolidated EBITDA margin improved from 2.2% of sales to 2.9% of sales and the debt leverage ratio has improved from 3.11x to 2.14x.  The ratio of free cash flow to net assets metric was 6.8% in fiscal 2011, however, excluding strategic investments made during the year, primarily associated with the expansion of our Military business, our free cash flow to net assets metric was 13.9%.   The organic revenue growth metric has been negatively affected by the economic environment in fiscal 2011 and was negative 3.8%.

                During fiscal 2011, we continued expansion activities associated with our Military business, including ongoing construction activities at our newly acquired properties in Oklahoma City, Oklahoma, while continuing to maintain conservative debt levels in relation to our strategic target.  Additionally, we continued cost reduction and working capital initiatives during a challenging business environment.  In addition to the strategic initiatives already in progress, our 2012 initiatives include the following:

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

Military Segment

Our Military segment sells and distributes grocery products to U.S. military commissaries and exchanges.  We are one of the largest distributors, by revenue, in this market.  On January 31, 2009, we completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities.  On December 1, 2009, we purchased a facility in Columbus, Georgia, which began servicing military commissaries and exchanges in the third quarter of fiscal 2010.  During the third quarter of fiscal 2010, we purchased a facility in Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma for expansion of our Military business.  The Bloomington, Indiana facility became operational during the fourth quarter of fiscal 2010, while the Oklahoma City, Oklahoma facilities are scheduled to become operational during fiscal 2012.

We serve 179 military commissaries and over 300 exchanges located in 33 states across the United States and the District of Columbia, Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain.  Our military distribution centers are exclusively dedicated to supplying products to military commissaries and exchanges.   These distribution centers are strategically located among the largest concentration of military bases in the areas we serve and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. We have an outstanding reputation as a distributor focused exclusively on U.S. military commissaries and exchanges, based in large measure on our excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

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

                We have approximately 600 distribution contracts with manufacturers that supply products to the DeCA commissary system and various exchange systems.  These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party.  The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms.  Our ten largest manufacturer customers represented approximately 43% of the Military segment’s fiscal 2011 sales.

Food Distribution Segment

                Our Food Distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to approximately 1,500 independent retail locations located in 29 states across the United States.  Our customers are relatively diverse with the largest customer, excluding our corporate-owned stores, consisting of a consortium of stores representing 6.1%, and the next largest customer representing 6.0% of our fiscal 2011 food distribution sales.  No other customer represents greater than 4.0% of our food distribution business.  Our ten largest customers represented approximately 38% of the Food Distribution segment’s fiscal 2011 sales.

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

                Our retailers order their inventory at regular intervals through direct linkage with our information systems.  Our Food Distribution sales are made on a market price plus fee and freight basis, with the fee based on the type of commodity and quantity purchased.  We adjust our selling prices based on the latest market information, and our freight policy contains a fuel surcharge clause that allows us to mitigate the impact of rising fuel costs

                Products

                We primarily sell and distribute nationally branded products and a number of unbranded products, principally meat and produce, which we purchase directly from various manufacturers, processors and suppliers or through manufacturers’ representatives and brokers.  We also sell and distribute high quality private label products under the proprietary trademark Our Family®, a long-standing brand of Nash Finch that offers an alternative to national brands.  In addition, we sell and distribute a premium line of branded products under the Nash Brothers Trading Company™ trademark, a lower priced line of private label products under the Value Choice® trademark and private label products for two of our independent customer groups.  We offer over 3,700 stock-keeping units of competitively priced, high quality grocery products and perishable food products which compete with national branded and other value brand products.

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

                As of the end of fiscal 2011 and 2010, 55% and 48% of Food Distribution revenues, respectively, were from customers with whom we had entered into long-term supply agreements.  The length of our long-term supply agreements typically ranges from 5 to 7 years.  These agreements also may contain provisions that give us the opportunity to purchase customers’ independent retail businesses before being offered to any third party.

                We also provide financial assistance to our food distribution customers, primarily in connection with new store development or the upgrading and expansion of existing stores.  As of December 31, 2011, we had loans, net of reserves, of $29.6 million outstanding to 36 of our food distribution customers, and had guaranteed outstanding and lease obligations of certain food distribution customers in the amount of $7.9 million.  We also, in the normal course of business, sublease retail properties and assign retail property leases to third parties.  As of December 31, 2011, the present value of our maximum contingent liability exposure, net of reserves, with respect to the subleases and assigned leases was $19.3 million and $11.4 million, respectively.

                We distribute products to independent stores that carry the IGA®1  banner and our proprietary Food Pride® banner.  We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to grocery store chains while allowing them to maintain their flexibility and autonomy as independents.  To use either of these banners, these independents must comply with applicable program standards.  As of December 31, 2011, we served 93 retail stores under the IGA  banner and 50 retail stores under our Food Pride banner.

Retail Segment

                Our Retail segment is made up of 46 corporate-owned grocery stores, located primarily in the Upper Midwest, in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.  Our corporate-owned stores principally operate under the Sun Mart®, Econofoods®, AVANZA®, Family Thrift Center®, Pick ‘n Save®, Family Fresh Market®, Prairie MarketTM, Saver’s ChoiceTM, Wally’s SupermarketsTM and Wholesale Food OutletTM banners.  Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies.  As of December 31, 2011, we operated 43 conventional supermarkets, one AVANZA  grocery store, one Wholesale Food Outlet grocery store, and one Saver’s Choice store.

                Our conventional grocery stores offer a wide variety of high quality grocery products and services.  Many have specialty departments such as fresh meat counters, delicatessens, bakeries, eat-in cafes, pharmacies, banks and floral departments.  These stores also provide services such as check cashing, fax services and money transfers.  We emphasize outstanding customer service and have created our G.R.E.A.T. (Greet, React, Escort, Anticipate and Thank) Customer Service Program to train every associate (employee) on the core elements of providing exceptional customer service.  “The  Fresh Place”® concept within our conventional grocery stores is an umbrella banner that emphasizes our high quality perishable products, such as fresh produce, deli, meats, seafood, baked goods and takeout foods for today’s busy consumer.  The AVANZA  grocery store offers products designed to meet the specific tastes and needs of Hispanic shoppers.

Competition

Military Segment

                We are one of six distributors with annual sales into the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system.  The remaining distributors that supply DeCA tend to be smaller, regional and local providers.  In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges. Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market.  As a result, no distributor in this industry has a nationwide presence.  Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently.  In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers.  We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers.  We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

                Food Distribution Segment

                The Food Distribution segment is highly competitive as evidenced by the low margin nature of the business.  Success in this segment is measured by the ability to leverage scale in order to gain pricing advantages and operating efficiencies, to provide superior merchandising programs and services to the independent customer base and to use technology to increase distribution efficiencies.  We compete with local, regional and national food distributors, as well as with vertically integrated national and regional chains using a variety of formats, including supercenters, supermarkets and warehouse clubs that purchase directly from suppliers and self-distribute products to their stores.We face competition from these companies on the basis of price, quality, variety, availability of products, strength of private label brands, schedules and reliability of deliveries and the range and quality of customer services.

                1 IGA® is the registered trademark of IGA, Inc.

Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, order accuracy and customer service is essential in maintaining our competitive advantage.  During fiscal 2011, our distribution centers had an on-time delivery rate, defined as being within ½ hour of our committed delivery time, of 97.2%; and a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.8%.  We believe we are an industry leader with respect to these key metrics.

                Retail Segment

                Our Retail segment is highly competitive.  We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores.  Although our target geographic areas have a relatively low presence of national and multi-regional grocery store chains, we are facing increasing competitive pressure from the expansion of supercenters and regional chains.  During fiscal 2011 none of our stores and in 2010 three of our stores were impacted by the opening of new supercenters in their markets and a total of 37 stores as of December 31, 2011, now compete with supercenters.  Depending upon the market, we compete based on price, quality and assortment, store appeal (including store location and format), sales promotions, advertising, service and convenience.  We believe our ability to provide convenience, outstanding perishable execution and exceptional customer service are particularly important factors in achieving competitive success.

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

Employees

                As of December 31, 2011, we employed 6,342 persons, of whom 4,178 were employed on a full-time basis and 2,164 employed on a part-time basis.  Of our total number of employees, 530 were represented by unions (8.4% of all employees) and consisted primarily of warehouse personnel and drivers in our Ohio and Indiana distribution centers.  We have 41 employees (0.6% of all employees) who are covered by a collective bargaining agreement that will expire within one year.  We consider our employee relations to be good.

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

We face substantial competition, and our competitors may have added resources, which could place us at a competitive disadvantage and adversely affect our financial performance.

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

                Some of our Food Distribution and Retail competitors are substantially larger and may have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, thereby intensifying price competition at the wholesale and retail levels.  Industry consolidation and the expansion of alternative store formats, which have gained and continue to gain market share at the expense of traditional grocery stores, tend to produce even stronger competition for our retail business and for the independent customers of our distribution business.  To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our distribution business will also be affected.  If we fail to effectively implement strategies to respond to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

                The Military segment faces competition from large national and regional food distributors as well as smaller food distributors.  Due to the narrow margins in the military food distribution industry, it is of critical importance for distributors to achieve economies of scale, which are typically a function of the density or concentration of military bases in the geographic markets a distributor serves and a distributor's share of that market.  As a result, no distributor in this industry has a nationwide presence and it is very difficult, other than through acquisitions, to expand operations in this industry beyond the geographic regions where we currently can utilize our warehouse and distribution capacity.

Our businesses are sensitive to economic conditions that impact consumer spending.

Our businesses are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and buying habits.  Economic downturns or uncertainty has adversely affected overall demand and intensified price competition, but also has caused consumers to "trade down" by purchasing lower margin items and to make fewer purchases in traditional supermarket channels.  Continued negative economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in our markets and labor costs, the impact of natural disasters or acts of terrorism, and other matters affecting consumer spending could cause consumers to continue shifting even more of their spending to lower-priced competitors.  The continued general reductions in the level of discretionary spending or shifts in consumer discretionary spending to our competitors could continue to adversely affect our growth and profitability.

The worldwide financial and credit market disruptions have reduced the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity.  The shortage of liquidity and credit has led to worldwide economic difficulties that could be prolonged.  The general slowdown in economic activity caused by an extended period of economic uncertainty could adversely affect our businesses.  A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

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

Because our Military segment sells and distributes grocery products to military commissaries and exchanges in the U.S. and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels or in the locations of bases may have a corresponding impact on the sales and operating performance of this segment.  These changes could include privatization of some or all of the military commissary system, relocation or consolidation in the number of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by us, or a reduction in the number of persons having access to the commissaries and exchanges.

Our results of operations and financial condition could be adversely affected if we are unable to improve the competitive position of our retail operations.

                Our Retail segment faces competition from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e., supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations.  We previously announced strategic initiatives designed to create value within our organization.  These initiatives include designing and reformatting our retail stores to increase overall retail sales performance.  In connection with these efforts, there are numerous risks and uncertainties, including our ability to successfully identify which course of action will be most financially advantageous for each retail store, our ability to identify those initiatives that will be the most effective in improving the competitive position of the retail stores we retain, our ability to efficiently and timely implement these initiatives, and the response of competitors to these initiatives.  If we are unable to improve the overall competitive position of our remaining retail stores the operating performance of that segment may continue to decline and we may need to recognize additional impairments of our long-lived assets and goodwill, be compelled to close or dispose of additional stores and may incur restructuring or other charges to our earnings associated with such closure and disposition activities.  In addition, we cannot assure you that we will be able to replace any of the revenue lost from these closed or sold stores from our other operations.

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

                Successful integration of new operations, including our purchases of a facility in Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma during the third quarter of fiscal 2010 will depend on our ability to manage those operations, fully assimilate the operations into our distribution network, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs.  We may not realize the anticipated benefits or savings from these new operations in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

                In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations.  We also lease store sites for sublease to independent retailers.  Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing.  As of December 31, 2011, we had loans, net of reserves, of $29.6 million outstanding to 36  of our food distribution customers and had guaranteed outstanding debt and lease obligations of food distribution customers totaling $7.9 million.  In the normal course of business, we also sublease retail properties and assign retail property leases to third parties.  As of December 31, 2011, the present value of our maximum contingent liability exposure, net of reserves, with respect to subleases and assigned leases was $19.3 million and $11.4 million, respectively.  While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure.  Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact our operating results and financial condition.

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

                Covenants in the documents governing our outstanding or future debt, or our future debt levels, could limit our operating and financial flexibility.  Our ability to respond to market conditions and opportunities as well as capital needs could be constrained by the degree to which we are leveraged, by changes in the availability or cost of capital, and by contractual limitations on the degree to which we may, without the consent of our lenders, take actions such as engaging in mergers, acquisitions or divestitures, incurring additional debt, making capital expenditures, repurchasing shares of our stock and making investments, loans or advances.  If needs or opportunities were identified that would require financial resources beyond existing resources, obtaining those resources could increase our borrowing costs, further reduce financial flexibility, require alterations in strategies and affect future operating results.  If we were to encounter difficulties obtaining access to capital markets for such needs or opportunities, this could negatively impact our future operating results.

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

CSS adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the plan in critical status.  The Actuarial Certification of Plan Status as of of January 1, 2010 certified that the Central States Pension Fund remains in critical status with a funded percentage of 63.4%.  The plan adopted an updated rehabilitation plan effective December 31, 2010 which implements additional measures to improve the plan’s funded level, including establishing an increased minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011.  Despite these changes, we can make no assurances of the extent to which the updated rehabilitation plan will improve the funded status of the plan.

Effective July 9, 2009, the trustees of CSS formalized a decision to terminate the participation of YRC Worldwide, Inc. (formerly Yellow Freight and Roadway Express, “YRC”) and USF Holland, Inc. from the pension fund.  Under an agreement between the Teamsters and YRC dated September 24, 2010, which was eventually ratified by the membership, YRC resumed participation in the plan effective June 1, 2011 at a reduced contribution rate.  At this time, there is no change to the funding obligations due from other participating employers in the fund as a result of this agreement; however, further developments may necessitate a reevaluation of the funding obligations at some point in the future.

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

                If we are unable to control health care costs, other wage and benefit costs, or gain operational flexibility under our collective bargaining agreements, we may experience increased operating costs and an adverse impact on future results of operations.  There can be no assurance that the Company will be able to negotiate the terms of any expiring or expired agreement in a manner that is favorable to the Company.  Therefore, potential work disruptions from labor disputes could result, which may affect future revenues and profitability.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

                Our principal executive offices are located in Minneapolis, Minnesota and consist of approximately 134,900 square feet of office space in a building that we own.

Military Segment

                The table below lists the locations and sizes of our facilities exclusively used in our Military segment as of December 31, 2011.  Unless otherwise indicated, we own each of these distribution centers.  The lease expiration dates range from June 2012 to November 2029. The lease that expires in June 2012 pertains to our Jessup, Maryland facility. There are no remaining renewal options for the leases at these distribution centers.

Location	Approx. Size (Square Feet)
Norfolk, Virginia (2)	791,800
Jessup, Maryland (1)	115,200
Junction City, Kansas (1) (3)	132,000
Pensacola, Florida	355,900
San Antonio, Texas	486,800
Columbus, Georgia (1) (3)	531,900
Bloomington, Indiana (4)	362,600
Oklahoma City, Oklahoma (5)	608,500
Total Square Footage	3,384,700

(1)           Leased facility.

(2)           Includes 246,800 square feet that we lease.

(3)           Leased locations requiring periodic lease payments to the holders of outstanding industrial revenue bonds.  As of December 31, 2011, all outstanding industrial revenue bonds associated with these locations were held by the Company, and upon expiration of the lease terms, the Company will take title to the properties upon redemption of the outstanding bonds.

(4)           Includes 60,000 square feet that we lease.

(5)           Two adjacent properties purchased during the third quarter of fiscal 2010 which are scheduled to become operational during fiscal 2012.

Food Distribution Segment

                The table below lists, as of December 31, 2011, the locations and sizes of our distribution centers primarily used in our food distribution operations.  Unless otherwise indicated, we own each of these distribution centers.  The lease expirations range from July 2015 to July 2016.  The leases have additional renewal option periods available.

Location	Approx. Size (Square Feet)
Midwest Region:
Omaha, Nebraska (2)	710,800
Cedar Rapids, Iowa	351,900
St. Cloud, Minnesota	329,000
Sioux Falls, South Dakota (3)	275,400
Fargo, North Dakota	288,800
Rapid City, South Dakota (4)	193,500
Minot, North Dakota	185,200

Southeast Region:
Lumberton, North Carolina (1)	336,500
Statesboro, Georgia (1)	230,500
Bluefield, Virginia	187,500

Great Lakes Region:
Bellefontaine, Ohio	666,000
Lima, Ohio (5)	523,000
Westville, Indiana	631,900
Cincinnati, Ohio	403,300

Total Square Footage	5,313,300

(1)          Leased facility.

(2)          Includes 24,000 square feet that we lease.

(3)          Includes 79,300 square feet that we lease.

(4)          Includes 6,400 square feet that we lease.

(5)          Includes 5,500 square feet that we lease.

Retail Segment

                The table below contains selected information regarding our 46 corporate-owned stores as of December 31, 2011.  We own the facilities of 22 of these stores and lease the facilities of 24 of these stores.

Grocery Store Banners	Number of Stores	Areas of Operation	Average Square Feet
Sun Mart	20	CO, MN, ND, NE	33,800
Econofoods	13	IA, MN, WI	32,037
Family Thrift Center	4	SD	47,796
Family Fresh Market	2	WI	48,992
Pick 'n Save	2	OH	49,043
AVANZA	1	NE	23,211
Prairie Market	1	SD	32,528
Savers Choice	1	MN	32,650
Wallys Supermarkets	1	ND	38,945
Wholesale Food Outlet	1	IA	19,620
Total	46

                As of December 31, 2011, the aggregate square footage of our 46 retail grocery stores totaled 1,626,692 square feet.

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

ITEM 4.                MINE SAFETY DISCLOSURES

                Not applicable.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

                Our common stock is quoted on the NASDAQ Global Select Market and currently trades under the symbol NAFC.  The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market, and the quarterly cash dividends paid per share of common stock.   As of February 22, 2012, there were 1,759 stockholders of record.

					Dividends
	2011		2010		Per Share
	High	Low	High	Low	2011	2010
First Quarter	$43.20	$36.27	$37.66	$32.87	$0.18	$0.18
Second Quarter	38.29	33.67	38.10	33.65	$0.18	$0.18
Third Quarter	38.00	25.49	43.62	34.20	$0.18	$0.18
Fourth Quarter	29.80	25.06	43.78	36.08	$0.18	$0.18

                On February 27, 2012, the Nash Finch Board of Directors declared a cash dividend of $0.18 per common share, payable on March 23, 2012, to stockholders of record as of March 9, 2012.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and the peer group index described below.  This graph assumes a $100 investment in each of Nash Finch Company, the S&P SmallCap 600 Index and the peer group index at the close of trading on December 30, 2006, and also assumes the reinvestment of all dividends.  The stock price performance shown below is not necessarily indicative of future performance.

		12/30/2006	12/29/2007	1/3/2009	1/2/2010	1/1/2011	12/31/2011

Nash Finch Co.	Cum $	100.00	133.66	174.36	143.50	167.26	118.04

S&P Smallcap 600 Index	Cum $	100.00	100.43	69.63	86.29	109.00	110.10

Peer Group	Cum $	100.00	106.35	58.27	59.25	59.61	61.98

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

From time-to-time, the peer group companies have changed due to merger and acquisition activity, bankruptcy filings, company delistings and other similar occurrences.  There were no changes to the peer group during fiscal 2011.

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

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Summary of Operations

Five years ended December 31, 2011 (not covered by Independent Auditors’ Report)

(Dollar amounts in thousands except per share amounts)

	2011	2010	2009 (1)	2008	2007
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)
Results of Operations
Sales	$ 4,807,215	$ 4,991,979	$ 5,212,655	$ 4,633,494	$ 4,464,035
Cost of sales	4,427,189	4,591,191	4,793,967	4,226,545	4,066,381
Gross profit	380,026	400,788	418,688	406,949	397,654
Selling, general and administrative	261,000	269,140	287,328	288,263	280,818
Gains on sale of real estate	-	-	-	-	(1,867)
Special charges	-	-	6,020	-	(1,282)
Gain on acquisition of a business	-	-	(6,682)	-	-
Gain on litigation settlement	-	-	(7,630)	-	-
Goodwill impairment	-	-	50,927	-	-
Depreciation and amortization	35,704	36,119	40,603	38,429	38,882
Interest expense	24,894	23,403	24,372	26,466	28,088
Income tax expense	22,623	21,185	20,972	20,646	16,984
Net earnings	$ 35,805	$ 50,941	$ 2,778	$ 33,145	$ 36,031

Basic earnings per share	$ 2.80	$ 3.97	$ 0.21	$ 2.57	$ 2.67
Diluted earnings per share	$ 2.74	$ 3.86	$ 0.21	$ 2.52	$ 2.64
Cash dividends declared per common share	$ 0.72	$ 0.72	$ 0.72	$ 0.72	$ 0.72

Selected Data
Pretax earnings as a percent of sales	1.22%	1.44%	0.46%	1.16%	1.19%
Net earnings as a percent of sales	0.74%	1.02%	0.05%	0.72%	0.81%
Effective income tax rate	38.7%	29.4%	88.3%	38.4%	32.0%
Current assets	$ 577,382	$ 591,510	$ 557,816	$ 467,951	$ 477,934
Current liabilities	$ 299,113	$ 293,242	$ 308,509	$ 297,729	$ 282,357
Net working capital	$ 278,269	$ 298,268	$ 249,307	$ 170,222	$ 195,577
Ratio of current assets to current liabilities	1.93	2.02	1.81	1.57	1.69
Total assets	$ 1,073,768	$ 1,050,675	$ 999,536	$ 952,546	$ 949,267
Capital expenditures	$ 68,600	$ 59,295	$ 30,402	$ 31,955	$ 21,419
Long-term obligations (long-term debt and capitalized lease obligations)	$ 294,451	$ 311,186	$ 279,032	$ 248,026	$ 280,010
Stockholders' equity	$ 404,623	$ 377,004	$ 350,559	$ 349,019	$ 331,600
Stockholders' equity per share (3)	$ 33.20	$ 31.14	$ 27.36	$ 27.23	$ 25.26
Return on stockholders' equity (4)	8.85%	13.51%	0.79%	9.50%	10.87%
Common stock high price (5)	$ 43.20	$ 43.78	$ 45.70	$ 46.33	$ 51.29
Common stock low price (5)	$ 25.06	$ 32.87	$ 26.28	$ 30.97	$ 26.89

(1)     Information presented for fiscal 2009 reflects our acquisition on January 31, 2009, from GSC Enterprises, Inc., of three distribution centers which service military commissaries and exchanges.  More generally, discussion regarding the comparability of information presented in the table above or material uncertainties that could cause the selected financial data not to be indicative of future financial condition or results of operations can be found in Part 1, Item 1A of this report, “Risk Factors,” Part II,  Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8 of this report in our Consolidated Financial Statements and notes thereto.

(2)     Effect of adoption of revisions to ASC Topic 718 in fiscal 2006.

(3)     Based on outstanding shares at year-end.

(4)     Return based on continuing operations.

(5)     High and low closing sales price on NASDAQ.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In terms of revenue, we are the second largest publicly traded wholesale food distributor in the United States serving the military commissary and exchange systems and the retail grocery industry.  Our business consists of three primary operating segments: Military, Food Distribution and Retail.

Our Military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain.  We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.  On January 31, 2009, we completed the purchase from GSC Enterprises, Inc., of substantially all of the assets relating to three wholesale food distribution centers located in San Antonio, Texas, Pensacola, Florida and Junction City, Kansas, including all inventory and customer contracts related to the purchased facilities (“GSC acquisition”). On December 1, 2009, we purchased a facility in Columbus, Georgia which began servicing military commissaries and exchanges in the third quarter of fiscal 2010.  During the third quarter of fiscal 2010, we purchased a facility in Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma for expansion of our military food distribution business.  The Bloomington, Indiana facility became operational during the fourth quarter of fiscal 2010, while the Oklahoma City, Oklahoma facilities are scheduled to become operational during the first quarter of fiscal 2012.  In addition, we purchased the real estate associated with our Pensacola, Florida and a Norfolk, Virginia facility, which had previously been leased facilities, during the third quarter of fiscal 2010 and the first quarter of fiscal 2011, respectively.

Our Food Distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to approximately 1,500 independent retail locations located in 29 states, primarily in the Midwest and Southeast regions of the United States.

Our Retail segment operated 46 corporate-owned stores primarily in the Upper Midwest as of December 31, 2011.  Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed or sold four retail stores in 2009, two retail stores in 2010 and six retail stores in 2011.  We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our Retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The Retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our Food Distribution and Military segments.  Thus, changes in sales of the Retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our Food Distribution and Military segments.

Results of Operations

The following discussion summarizes our operating results for fiscal 2011 compared to fiscal 2010 and fiscal 2010 compared to fiscal 2009.

Sales

The following tables summarize our sales activity for fiscal 2011, 2010 and 2009.

	2011			2010			2009
(in millions)	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Segment Sales:
Military	$2,340.3	48.7%	2.2%	$2,290.0	45.9%	1.6%	$2,254.4	43.2%
Food Distribution	1,996.9	41.5%	(8.6%)	2,183.7	43.7%	(8.5%)	2,385.9	45.8%
Retail	470.0	9.8%	(9.3%)	518.3	10.4%	(9.4%)	572.3	11.0%
Total Sales	$4,807.2	100.0%	(3.7%)	$4,992.0	100.0%	(4.2%)	$5,212.6	100.0%

Total Company sales declined 3.7% during fiscal 2011 as compared to the prior year period.  However, excluding the impact of the sales decrease of $53.2 million attributable to the previously announced transition of a portion of a Food Distribution customer buying group to another supplier during 2010, and the sales decrease of $39.1 million due to the sale or closing of seven retail stores, total Company year-to-date comparable sales decreased 1.9% relative to last year.

Total Company sales declined 4.2% during fiscal 2010 as compared to the prior year period.  However, excluding the additional sales of $59.4 million attributable to acquired Military locations during the first quarter 2010 and the previously announced transition of a portion of a Food Distribution customer buying group to another supplier of $95.2 million during the second quarter 2010, total Company comparable sales declined 3.6% during fiscal 2010.

Fiscal 2011 Military sales increased 2.2% in comparison to fiscal 2010.  However, a larger portion of Military sales during the current year have been on a consignment basis, which are included in our reported sales on a net basis.  The year-over-year increase in consignment sales was approximately $15.0 million in fiscal 2011.  Including the impact of consignment sales, comparable Military sales increased 2.7% in fiscal 2011 compared to the prior year.  The comparable increase in fiscal 2011 Military sales is due to a 6.7% increase in sales overseas and a 1.3% increase in domestic sales.

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

	2011	2010	2009
Domestic	82.4%	83.1%	83.2%
Overseas	17.6%	16.9%	16.8%

Fiscal 2011 Food Distribution sales decreased 8.6% in comparison to fiscal 2010.  However, excluding the impact of the sales decrease of $53.2 million attributable to the previously announced transition of a portion of a Food Distribution customer buying group to another supplier during the second quarter 2010, Food Distribution sales declined 6.3%.  This decrease was primarily due to account losses exceeding new account gains.

Fiscal 2010 Food Distribution sales decreased 8.5% in comparison to fiscal 2009, which is primarily attributable to the previously announced transition of a portion of a Food Distribution customer buying group to another supplier during the second quarter 2010 which accounted for $95.2 million in sales during fiscal 2009 and a decline in comparable sales to existing customers.  Excluding the impact of the customer transition, Food Distribution sales declined 4.7%.  The decrease in comparable sales to existing customers was partially attributable to price deflation in certain product categories.

Retail sales for fiscal 2011 decreased 9.3% in comparison to fiscal 2010.  The decrease in Retail sales for fiscal 2011 was primarily attributable to the sale or closing of seven retail stores since the end of the third quarter of 2010.  Retail same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods decreased by 2.1% in fiscal 2011.

Retail sales for fiscal 2010 decreased 9.4% in comparison to fiscal 2009.  The decrease in Retail sales for fiscal 2010 was primarily attributable to a 5.0% decrease in same store sales, which compare retail sales for stores which were in operation for the same number of weeks in the comparative periods, and the closure of two stores during the year.

During fiscal 2011, 2010 and 2009, our corporate store count changed as follows:

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
Number of stores at beginning of year	51	53	56
New stores	-	-	1
Acquired stores	1	-	-
Closed or sold stores	(6)	(2)	(4)
Number of stores at end of year	46	51	53

The table excludes corporate-owned stand-alone pharmacies and convenience stores.

Gross Profit

Consolidated gross profit for fiscal 2011 was 7.9% of sales compared to 8.0% for fiscal 2010 and fiscal 2009.

Our fiscal 2011 gross profit margin was negatively affected by 0.3% of sales in comparison to fiscal 2010 due to non-cash LIFO charges which do not impact Consolidated EBITDA.  Our overall gross profit margin was also negatively affected by 0.2% of sales during fiscal 2011 due to a sales mix shift between our business segments between the years.  This was due to a higher percentage of 2011 sales occurring in the Military segment, which has a lower gross profit margin than the Retail and Food Distribution segments.  Excluding the impacts of LIFO and the sales mix shift, our overall gross profit margin improved by 0.4% compared to the prior year period as a result of gains achieved from initiatives that focused on better management of inventories.

The fiscal 2010 gross profit margin remained flat at 8.0% in comparison to the prior year.  Our fiscal 2010 gross profit margin was positively impacted by 0.2% of sales driven primarily by higher gross margin performance in our Food Distribution and Military segments.  However, our gross profit margin was negatively affected by 0.2% of sales in fiscal 2010 due to a sales mix shift between our business segments between the years. This was due to a higher percentage of 2010 sales occurring in the Military segment which has a lower gross profit margin than the Retail and Food Distribution segments.

Selling, General and Administrative Expense

The following table outlines consolidated SG&A and the significant factors affecting consolidated SG&A:

		2011		2010		2009
(in millions except percentages)	Segment		% of sales		% of sales		% of sales

SG&A		$ 261.0	5.4%	$269.1	5.4%	$287.3	5.5%

Significant factors affecting SG&A:
Restructuring costs related to Food Distribution overhead centralization	Food Distribution	1.6	0.0%
Unusual professional fees	Food Distribution/Retail	2.5	0.1%
Retail store impairments and lease reserves	Food Distribution/Retail	0.1	0.0%	0.4	0.0%	5.3	0.1%
Gain on sale of assets	Retail	-	0.0%	(0.3)	0.0%	(0.7)	0.0%
Acquisition and conversion costs	Military	0.7	0.0%	1.7	0.0%	1.9	0.0%
Share-based compensation over prior year	All segments	-	0.0%	-	0.0%	1.4	0.0%
Store opening expenses	Retail	-	0.0%	-	0.0%	0.7	0.0%
Food Distribution center closing costs	Food Distribution	-	0.0%	0.8	0.0%	-	0.0%
Tax consulting fees	All segments	-	0.0%	-	0.0%	0.4	0.0%
Loss on write-down of long-lived assets	Retail	2.1	0.0%	-	0.0%	-	0.0%
Total significant factors affecting SG&A		$ 7.0	0.1%	$ 2.6	0.1%	$ 9.0	0.2%

                Consolidated SG&A for fiscal 2011 remained flat at 5.4% in comparison to the prior year.  Since our Military segment has lower SG&A expenses as a percent of sales compared to our other business segments, our SG&A margin benefited by 0.2% of sales in fiscal 2011 from the sales mix shift between our business segments due to the higher level of Military sales relative to the other business segments in 2011.  However, we experienced unusual professional fees of $2.5 million, a loss on the write-down of long-lived assets of $2.1 million, and restructuring costs related to Food Distribution overhead centralization of $1.6 million that negatively impacted our SG&A margin during fiscal 2011.

Consolidated SG&A for fiscal 2010 was 5.4% of sales as compared to 5.5% of sales in fiscal 2009.  Since our Military segment has lower SG&A expenses as a percent of sales compared to our other business segments, our SG&A margin benefited by 0.2% of sales in fiscal 2010 from the sales mix shift between our business segments due to the higher level of Military sales relative to the other business segments in 2010.  However, we experienced acquisition and conversion costs of $1.7 million and costs associated with the closing of a Food Distribution center of $0.8 million that negatively impacted our SG&A margin during fiscal 2010.

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

Gain on Litigation Settlement

A gain of $7.6 million was recognized in fiscal 2009 related to the settlement of litigation in connection with our 2005 acquisition of certain distribution centers and other assets from Roundy’s Supermarkets, Inc (“Roundy’s”).  This gain represented the reversal of the liability we had recorded in connection with this litigation.  Please refer to Part II, Item 8 in this report under Note (15) – “Commitments and Contingencies” of this Form 10-K for additional information.

Goodwill Impairment

Annually, we perform an impairment test of goodwill during the fourth quarter based on conditions as of the end of our third fiscal quarter in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 (“ASC 350”).  No goodwill impairment changes were recorded during fiscal 2011 or fiscal 2010.  We recorded a goodwill impairment charge of $50.9 million in fiscal 2009 that related to our Retail reporting unit.  Please refer to Part II, Item 8 in this report under Note (1) – “Summary of Significant Accounting Policies” under the caption “Goodwill and Intangible Assets” of this Form 10-K for additional information pertaining to our annual goodwill impairment analysis.

Depreciation and Amortization Expense

Depreciation and amortization expense for fiscal 2011, 2010 and 2009 was $35.7 million, $36.1 million and $40.6 million, respectively.  The decrease in depreciation and amortization expense for fiscal 2011 in comparison to fiscal 2010 is attributable to lower depreciation and amortization expense in our Food Distribution and Retail segments, partially offset by increased depreciation and amortization expense in our Military segment.  The decrease in depreciation and amortization expense for fiscal 2010 in comparison to fiscal 2009 is attributable to lower depreciation and amortization expense in our Food Distribution and Retail segments.

Interest Expense

Interest expense increased $1.5 million to $24.9 million in fiscal 2011 as compared to $23.4 million in fiscal 2010.  Average borrowing levels increased by $6.8 million to $340.4 million during fiscal 2011 from $333.6 million during fiscal 2010.  The effective interest rate was 4.7% for fiscal 2011 as compared to 4.5% for fiscal 2010.  The increases in interest expense and the average effective interest rate in fiscal 2011 were primarily due to the write off of $1.8 million in deferred financing costs during the fourth quarter of fiscal 2011 due to the refinancing of the Company’s asset-backed credit agreement.  This had the effect of increasing the average effective interest rate for fiscal 2011 by 0.5%.

Interest expense decreased $1.0 million to $23.4 million in fiscal 2010 as compared to $24.4 million in fiscal 2009.  Average borrowing levels decreased by $29.1 million from $362.7 million during fiscal 2009 to $333.6 million during fiscal 2010.  The effective interest rate was 4.5% for fiscal 2010 as compared to 4.6% for fiscal 2009.

The calculation of our effective interest rates excludes non-cash interest required to be recognized on our senior subordinated convertible notes.  Non-cash interest expense recognized was $5.8 million, $5.3 million and $4.9 million during fiscal 2011, 2010 and 2009, respectively.  Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.

Income Tax Expense

                The effective tax rate for income from continuing operations was 38.7%, 29.4% and 88.3% for fiscal 2011, 2010 and 2009, respectively.  Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre‑tax income as a result of the following:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.5%	3.7%	4.7%
Non-deductible goodwill	0.2%	-	73.6%
Change in tax contingencies	-	(8.0%)	4.4%
Gain on litigation settlement	-	-	(12.7%)
Gain on acquisition of a business	-	-	(11.2%)
Federal refund claim	-	-	(6.8%)
Other, net	-	(1.3%)	1.3%
Effective tax rate	38.7%	29.4%	88.3%

The effective tax rate for fiscal 2011 was impacted by the reversal of previously unrecognized tax benefits of $0.1 million primarily due to statute of limitation closures and audit resolutions, an increase in reserves of $0.1 million and non-deductible goodwill charges of $0.1 million.  The effective tax rate for fiscal 2010 was impacted by the increase in tax reserves of $3.4 million and the reversal of previously unrecognized tax benefits of $13.6 million primarily due to statute of limitation expirations and audit resolutions.  In fiscal 2009, we increased tax reserves by $2.7 million and reversed previously unrecognized tax benefits of $0.2 million also, primarily due to state statute of limitation expirations and audit resolutions.  Other items impacting the rate in 2009 include a large non-deductible goodwill charge, the litigation settlement related to Roundy’s of $3.0 million, the gain on the acquisition of the GSC assets of $2.7 million, and a refund on a claim made with the Internal Revenue Service of $1.7 million.

Net Earnings

Net earnings for fiscal 2011 were $35.8 million, or $2.74 per diluted share, compared to net earnings of $50.9 million, or $3.86 per diluted share, for fiscal 2010, and net earnings of $2.8 million, or $0.21 per diluted share, for fiscal 2009.  Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results.

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

The following table summarizes our cash flow activity for fiscal 2011, 2010 and 2009 and should be read in conjunction with the consolidated statements of cash flows:

(In thousands)	2011	2010	2009
Net cash provided by operating activities	$121,147	$66,116	$102,373
Net cash used in investing activities	(83,609)	(57,938)	(105,670)
Net cash provided by (used in) financing activities	(37,595)	(8,178)	3,303
Net change in cash and cash equivalents	$(57)	$-	$6

Operating cash flows were $121.1 million for fiscal 2011, an increase of $55.0 million from $66.1 million in fiscal 2010.  A decrease in our investment in our inventories of $11.7 million during fiscal 2011 as compared to an increase in our inventories of $47.8 million during fiscal 2010 is the primary factor driving the increase in operating cash flows during fiscal 2011 as compared to fiscal 2010.  The decrease in our inventories during fiscal 2011 was due to more effective inventory management, while the increase during fiscal 2010 was driven by expansion activities associated with our Military business.

Operating cash flows were $66.1 million for fiscal 2010, a decrease of $36.3 million from $102.4 million in fiscal 2009.  An increase in our investment in inventories of $47.8 million during fiscal 2010 as compared to a decline in our inventories of $21.1 million during fiscal 2009 is the primary factor driving the decline in operating cash flows during fiscal 2010 as compared to fiscal 2009.  The increase in our inventories during fiscal 2010 was primarily driven by expansion activities associated with our Military business.  However, the impact our inventory investment had on our operating cash flows was partially offset by a year-over-year decline in our accounts receivable of $20.9 million.

Cash used for investing activities was $83.6 million in fiscal 2011, which consisted primarily of additions to property, plant and equipment of $68.6 million, loans to customers of $11.0 million and the acquisition of Retail segment properties totaling $8.8 million.  The additions to property, plant and equipment during fiscal 2011 consisted primarily of our purchase of our Norfolk, Virginia property during the first quarter of fiscal 2011, which had previously been a leased location, and expansion activities associated with our Military segment, primarily construction costs related to our Oklahoma City, Oklahoma facility.  Cash used for investing activities was $57.9 million in fiscal 2010, which consisted primarily of additions to property, plant and equipment of $59.3 million.  The additions to property, plant and equipment during fiscal 2010 consisted primarily of expansion activities associated with our Military segment, including the purchase of new facilities in Bloomington, Indiana and Oklahoma City, Oklahoma, the addition of fixtures and equipment and conversion activities associated with our Columbus, Georgia facility, and our purchase of our Pensacola, Florida property, which had previously been a leased location.  Cash used for investing activities was $105.7 million in fiscal 2009, which was primarily attributable to the GSC acquisition of $78.1 million and additions to property, plant and equipment of $30.4 million.

Cash used by financing activities was $37.6 million for fiscal 2011, which consisted primarily of $19.6 million in net payments of long-term debt, $8.7 million used to pay dividends on our common stock and $3.8 million in deferred financing costs related to the refinancing of the Company’s asset-based revolving credit facility.  Cash used by financing activities was $8.2 million for fiscal 2010 which consisted primarily of $22.0 million used to repurchase shares of our common stock and $8.9 million in dividend payments, which were partially offset by net proceeds of long-term debt of $29.4 million.  Cash provided by financing activities was $3.3 million for fiscal 2009 which consisted primarily of net proceeds of long-term debt of $29.9 million, a decrease in outstanding checks of $10.1 million and $9.2 million used to pay dividends on our common stock.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of December 31, 2011, and the expected timing of cash payments related to such obligations in future periods:

	Amount Committed By Period
(in thousands)	Total Amount Committed	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter
Contractual Cash Obligations:
Long-Term Debt (1)	$ 279,141	$ 595	$ 665	$ 135,400	$ 142,481
Interest on Long-Term Debt (2)	195,328	8,733	17,593	18,208	150,794
Capital Lease Obligations (3) (4)	27,746	4,332	7,203	6,235	9,976
Operating Leases (3)	74,587	19,402	28,201	16,831	10,153
Benefit Obligations (5)	32,838	3,361	6,554	6,575	16,348
Purchase Obligations (6)	13,278	6,895	2,721	1,838	1,824
Total (7)	$ 622,918	$ 43,318	$ 62,937	$ 185,087	$ 331,576

(1)  Refer to Part II, Item 8 in this report under Note (7) – “Long-term Debt and Bank Credit Facilities” for additional information regarding long-term debt.

(2)  The interest on long-term debt for periods subsequent to fiscal 2016 reflects our Senior Subordinated Convertible Debt accreted interest for fiscal 2017 through 2035, should the convertible debt remain outstanding until maturity.  Interest payments assume debt is held to maturity.  For variable rate debt the current interest rates applicable as of December 31, 2011, were assumed for the remainder of the term.

(3)  Lease obligations primarily relate to store locations for our Retail segment, as well as store locations subleased to independent food distribution customers.  A discussion of lease commitments can be found in Part II, Item 8 in this report under Note (12) – “Leases” in the Notes to Consolidated Financial Statements and under the caption “Lease Commitments” in the Critical Accounting Policies section below.

(4)  Includes amounts classified as imputed interest.

(5)  Our benefit obligations include obligations related to third-party sponsored defined benefit pension and post-retirement benefit plans.  For a further discussion see Part II, Item 8 in this report under Note (17) – “Pension and Other Post-retirement Benefits” in the Notes to Consolidated Financial Statements.

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

We have also made certain commercial commitments that extend beyond 2011.  These commitments include standby letters of credit and guarantees of certain food distribution customer debt and lease obligations. The following summarizes these commitments as of December 31, 2011:

Commitment Expiration Per Period
Other Commercial Commitments (in thousands)	Total Amount Committed	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter
Standby Letters of Credit (1)	$ 10,963	$ 4,986	$ 5,977	$ -	$ -
Guarantees (2)	24,134	4,056	7,235	5,631	7,212
Total Other Commercial Commitments	$ 35,097	$ 9,042	$ 13,212	$ 5,631	$ 7,212

(1)    Letters of credit relate primarily to supporting workers’ compensation obligations.

(2)    Refer to Part II, Item 8 of this report under Note (13) – “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements and under the caption “Guarantees of Debt and Lease Obligations of Others” in the Critical Accounting Policies section below for additional information regarding debt guarantees, lease guarantees and assigned leases.

Asset-backed Credit Agreement

                On December 21, 2011, the Company and its subsidiaries entered into a credit agreement and related security and other agreements with Wells Fargo and the Lenders party thereto (the "Credit Agreement"), providing for a $520.0 million revolving asset-based credit facility, which includes a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the "Revolving Credit Facility"). We are required to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve shall increase to $150.0 million commencing on December 15, 2012.  Provided no event of default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million. On December 21, 2011, the Company (a) borrowed $151.7 million under the Revolving Credit Facility to pay-off outstanding principal and interest due pursuant to the credit agreement among the Company, various Lenders, Bank of America, N.A , as Administrative Agent, et al, dated as of April 11, 2008 (the "B of A Credit Agreement"), to pay closing costs and for other general corporate purposes and (b) rolled forward its existing letters of credit totaling $11.0 million into the new Credit Agreement. The Credit Agreement is collateralized by a first priority perfected security interest on all real and personal property of the Company and its subsidiaries, including (i) a perfected pledge of all of the equity interests held by the Company and its subsidiaries and (ii) mortgages encumbering certain real estate owned by the Company, subject to certain exceptions. The obligations of the Company and its subsidiaries under the Credit Agreement are unconditionally cross-guaranteed by the Company and its subsidiaries.

                The syndicate of lenders includes: Wells Fargo Capital Finance, LLC, as Administrative Agent, Collateral Agent, Swing Line Lender, Wells Fargo Bank, N.A. and Bank of America, N.A. as L/C Issuers, JPMorgan Chase Bank, N.A. and BMO Harris Bank, N.A. as Syndication Agents, Bank of America, N.A. and Barclays Bank PLC as Documentation Agents, and Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, BMO Capital Markets and Merrill Lynch, Pierce, Fenner and Smith Incorporated as Joint Lead Arrangers and Joint Book Managers.

                The principal amount outstanding under the Revolving Credit Facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity on December 21, 2016. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 1.75%, but the LIBOR interest rate margin will become adjustable after March 25, 2012. Once the margin becomes adjustable, it can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00% based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

                The Credit Agreement contains no financial covenants unless and until (i) the continuance of an event of default under the Credit Agreement, or (ii) the failure of the Company to maintain Excess Availability equal to or greater than 10% of the borrowing base at any time, in which event, the Company must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0 : 1.0, which ratio shall continue to be tested each period thereafter until Excess Availability exceeds 10% of the borrowing base for three consecutive fiscal periods.

                The Credit Agreement contains usual and customary covenants for a facility of this type requiring the Company and its subsidiaries, among other things, to maintain collateral, comply with applicable laws, keep proper books and records, preserve corporate existence, maintain insurance and pay taxes in a timely manner. Events of default under the Credit Agreement are usual and customary for transactions of this type, subject to, in specific instances, materiality and cure periods including, among other things: (a) any failure to pay principal thereunder when due or to pay interest or fees on the due date; (b) material misrepresentations; (c) default under other agreements governing material indebtedness of the Company; (d) default in the performance or observation of any covenants; (e) any event of insolvency or bankruptcy; (f) any final judgments or orders to pay more than $15.0 million that remain unsecured or unpaid; (g) change of control, as defined in the Credit Agreement; and (h) any failure of a collateral document, after delivery thereof, to create a valid mortgage or first-priority lien.

                At December 31, 2011, $273.6 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.0 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  We are currently in compliance with all covenants contained within the credit agreement.

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

Debt Obligations

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of December 31, 2011:

	Fixed Rate			Variable Rate
(in thousands)	Fair Value	Amount	Rate	Fair Value	Amount	Rate
2012		$ 595	5.9%		$ -	-
2013		625	5.8%		-	-
2014		40	5.6%		-	-
2015		-	-		-	-
2016		-	-		135,400	2.5%
Thereafter		142,481	3.5%		-	-
	$ 140,912	$ 143,741		$ 135,400	$ 135,400

Consolidated EBITDA (Non-GAAP Measurement)

The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for fiscal 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Net earnings	$ 35,805	$ 50,941	$ 2,778
Income tax expense	22,623	21,185	20,972
Interest expense	24,894	23,403	24,372
Depreciation and amortization	35,704	36,119	40,603
EBITDA	119,026	131,648	88,725
LIFO charge (credit)	14,220	53	(3,033)
Lease reserves	755	320	3,135
Goodwill impairment	-	-	50,927
Asset impairments	553	937	2,460
Net loss (gain) on sale of real estate and other assets	1,340	-	(54)
Gain on acquisition of a business	-	-	(6,682)
Gain on litigation settlement	-	-	(7,630)
Share-based compensation	5,429	7,871	9,084
Special charges	-	-	6,020
Settlement of pre-acquisition contingency	-	(310)	-
Subsequent cash payments on non-cash charges	(2,095)	(3,055)	(2,815)
Total Consolidated EBITDA	$ 139,228	$ 137,464	$ 140,137

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

Free Cash Flow as a percentage of Net Assets (Non-GAAP Measurement)

The following is a reconciliation of Free Cash Flow to cash provided by operations and a reconciliation of Net Assets to Total Assets:

(In thousands)
	52 Weeks Ended
Free cash flow/ Net Assets	December 31, 2011
Net cash provided by operations	$ 121,147
Less capital expenditures	(68,600)
Free cash flow	$ 52,547

Strategic project adjustment (trailing 4 quarters)	47,547
Adjusted free cash flow (trailing 4 quarters)	$ 100,094

Net assets	December 31, 2011	January 1, 2011
Total assets	$ 1,073,768	1,050,675
Less current liabilities	(299,113)	(293,242)
Plus current maturities of long-term
debt and capitalized lease obligations	2,932	3,159
Net assets	$ 777,587	760,592

Strategic project adjustment	(47,547)	(52,985)
Adjusted net assets	$ 730,040	707,607

Average net assets (simple average)	$ 769,090
Adjusted average net assets (simple average)	$ 718,824

Free cash flow/ net assets	6.8%
Free cash flow/ net assets (ex. strategic projects)	13.9%

Free cash flow and the ratio of free cash flow to net assets are measures used by management to measure operating performance.  Our free cash flow to net assets ratio is defined as cash provided from operations less capital expenditures for property, plant and equipment during the trailing four quarters divided by the average Net Assets for the current period and prior year comparable period (total assets less current liabilities plus current portion of long-term debt and capital leases).  Free cash flow is not a recognized term under GAAP and does not purport to be an alternative to net earnings as an indicator of operating performance or any other GAAP measure.  In addition, free cash flow is not intended to represent the residual cash flow available for discretionary expenditures as certain non-discretionary expenditures, including debt service payments, are not deducted from the measure.  The strategic project adjustment is defined as capital expenditures related to strategic projects.

                Derivative Instruments

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel.  Our objective in managing our exposure to changes in interest rates and commodity prices is to reduce fluctuations in earnings and cash flows.  From time-to-time we use derivative instruments, primarily interest rate swap agreements and fixed price fuel supply agreements, to manage risk exposures when appropriate, based on market conditions.  We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

We entered into two interest rate swap agreements on October 15, 2010 with notional amounts totaling $17.5 million.  The term of the agreements was for one year, and they expired on October 15, 2011.  During the term of the agreements, these agreements were designated as cash flow hedges and were reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts were deferred in stockholders’ equity as a component of other comprehensive income.  Deferred gains and losses were amortized as an adjustment to expense over the same period in which the related items being hedged were recognized in income.  However, to the extent that any of these contracts were not considered to be effective in accordance with ASC Topic 815 (“ASC 815”) in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts were immediately recognized in income.

As of December 31, 2011, there were no interest rate swap agreements in existence.  The two commodity swap agreements in place during fiscal 2011 with notional amounts totaling $17.5 million expired during the fourth quarter and were settled for fair market value.

                In addition to the previously discussed interest rate swap agreements, from time-to-time we enter into fixed price fuel supply agreements to support our Food Distribution segment.  On January 1, 2009, we entered into an agreement which required us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon.  The term of the agreement was for one year and expired on December 31, 2009.  The fixed price fuel agreement qualified for the “normal purchase” exception under ASC 815, therefore the fuel purchases under the contract were expensed as incurred as an increase to cost of sales.

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

Customer Exposure and Credit Risk

Allowance for Doubtful Accounts – Methodology.  We evaluate the collectability of our accounts and notes receivable based on a combination of factors.  In most circumstances when we become aware of factors that may indicate a deterioration in a specific customer’s ability to meet its financial obligations to us (e.g., reductions of product purchases, deteriorating store conditions, changes in payment patterns), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected.  In determining the adequacy of the reserves, we analyze factors such as the value of any collateral, customer financial statements, historical collection experience, aging of receivables and other economic and industry factors.  It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the collectability based on information considered and further deterioration of accounts.   If circumstances change (i.e., further evidence of material adverse creditworthiness, additional accounts become credit risks, store closures), our estimates of the recoverability of amounts due us could be reduced by a material amount, including to zero.

As of December 31, 2011, we have recorded an allowance for doubtful accounts reserve for our accounts and notes receivables of $6.7 million as compared to $6.2 million as of January 1, 2011.  During fiscal 2011, we recorded additional allowance for doubtful account reserves of $0.6 million and experienced write-offs of $0.1 million.

Lease Commitments.  We have historically leased store sites for sublease to qualified independent retailers at rates that are at least as high as the rent paid by us.  Under terms of the original lease agreements, we remain primarily liable for any commitments an independent retailer may no longer be financially able to satisfy.  We also lease store sites for our retail segment.  Should a retailer be unable to perform under a sublease or should we close underperforming corporate stores, we record a charge to earnings for costs of the remaining term of the lease, less any anticipated sublease income. Calculating the estimated losses requires that significant estimates and judgments be made by management.  Our reserves for such properties can be materially affected by factors such as the extent of interested sub-lessees and their creditworthiness, our ability to negotiate early termination agreements with lessors, general economic conditions and the demand for commercial property.  Should the number of defaults by sub-lessees or corporate store closures materially increase; the remaining lease commitments we must record could have a material adverse effect on operating results and cash flows Refer to Part II, Item 8 of this report under Note (12) – “Leases” in the Notes to Consolidated Financial Statements for a discussion of Lease Commitments.

As of December 31, 2011, we have recorded a provision for losses related to leases on closed locations of $5.5 million as compared to $6.8 million as of January 1, 2011.  During fiscal 2011, we recorded additional provisions for losses related to leases on closed locations of $0.8 million, which was partially offset by payments made of $2.1 million.

Guarantees of Debt and Lease Obligations of Others.  We have guaranteed the debt and lease obligations of certain Food Distribution customers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($7.9 million as of December 31, 2011 as compared to $9.4 million as of January 1, 2011), which would be due in accordance with the underlying agreements.

We have entered into loan and lease guarantees on behalf of certain Food Distribution customers that are accounted for under ASC Topic 460.  ASC Topic 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee.  The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $5.6 million, which is included in the $7.9 million total referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees.  As required by ASC Topic 460, a liability representing the fair value of the obligations assumed under the guarantees of $0.8 million is included in the accompanying consolidated financial statements.  All of the other guarantees were issued prior to December 31, 2002 and therefore not subject to the recognition and measurement provisions of ASC Topic 460.

We have also assigned various leases to certain Food Distribution customers and other third parties.  If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases, net of reserves, to be approximately $11.4 million as of December 31, 2011 as compared to $8.9 million as of January 1, 2011.  In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer.  In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts – Methodology” and “Lease Commitments.”  It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows.  Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives.  Refer to Part II, Item 8 of this report under Note (13) – “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements for more information regarding customer exposure and credit risk.

Impairment of Long-Lived Assets

Property, plant and equipment are tested for impairment whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future net pretax cash flows.  Impairment testing requires significant management judgment including estimating future sales and costs, alternative uses for the assets and estimated proceeds from disposal of the assets.  Estimates of future results are often influenced by assessments of changes in competition, merchandising strategies, human resources and general market conditions, which may result in not recognizing an impairment loss.  Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets.  An asset impairment would be indicated if the sum of the expected future net pretax cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset.  An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount.  We generally determine fair value by discounting expected future cash flows at a rate which management has determined to be consistent with assumptions used by market participants.

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

Goodwill

We maintain three reporting units for purposes of our goodwill impairment testing, which are the same as our reporting segments disclosed in Part II, Item 8 of this report under Note (18) – “Segment Reporting”.  Goodwill for each of our reporting units is tested for impairment annually and/or when factors indicating impairment are present, which requires a significant amount of management’s judgment.  Such indicators may include a decline in our expected future cash flows, unanticipated competition, the loss of a major customer, slower growth rates or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

During fiscal 2009, we began applying the provision of ASC Topic 820 in relation to our goodwill impairment testing by applying, to the extent possible, observable market inputs to arrive at the fair values of our reporting units.

Our fair value for each reporting unit is determined based on an income approach which incorporates a discounted cash flow analysis and a market approach that utilizes current earnings multiples for comparable publically-traded companies.  Our income approach is based on an estimate of future cash flows and a terminal value that factors in estimated long-term growth.  The estimate of future cash flows are dependent on our knowledge and experience about past and current events and assumptions about conditions we expect to exist, including operating performance, economic conditions, long-term growth rates, capital expenditures, changes in working capital and effective tax rates.  The discount rates applied to the income approach reflect a weighted average cost of capital for comparable publicly-traded companies which are adjusted for equity and size risk premiums based on market capitalization.

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

We performed our fiscal 2011 annual impairment test of goodwill during the fourth quarter of fiscal 2011 based on conditions as of the end of our third quarter of fiscal 2011 and determined that no indication of impairment existed in any of our reporting segments.  The fair value of the Retail segment was approximately 16% higher than its carrying value, while the Food Distribution segment’s fair value exceeded its carrying value by approximately 13% and the Military segment’s fair value was approximately 30% higher than its carrying value.

     Discount rates applied in our income approach during fiscal 2011 ranged from 9.0% to 10.5% and were reflective of the weighted average cost of capital of comparable publically-trade companies with an adjustment for equity and size premiums based on market capitalization.  Growth rates ranged from -2.5% to 2.0%.  For the Food Distribution segment to have an indication of impairment the discount rate applied would need to increase by 2.0% or the assumed long-term growth rate would need to decrease by more than 3.0% with a corresponding increase in the discount rate of 1.0%.  For the Retail segment to have an indication of impairment the discount rate applied would need to increase by over 1.5% or the assumed long-term growth rate would need to decrease by over 3.0% with a corresponding increase in the discount rate of 1.5%.

     While we believe our estimates of fair value of our reporting units are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.  Please refer to Part II, Item 8 in this report under Note (1) – “Summary of Significant Accounting Policies” under the caption “Goodwill and Intangible Assets” of this Form 10-K for additional information pertaining to our annual goodwill impairment analysis.

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

We utilize the liability method of accounting for income taxes.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse or are settled. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in our tax provision in the period of change.

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

Share-based Compensation

The Company is required to estimate the fair value of share-based payment awards on the date of grant.  The Company uses the grant date market value per share of our common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to its long-term incentive plan (LTIP).  The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options.  No options were granted during fiscal years 2011, 2010 or 2009 and no options were outstanding as of December 31, 2011.  The Company uses a lattice model to estimate the fair value of stock appreciation rights (SARs) which contain market conditions.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period which is derived from the data in the lattice valuation model.  Share-based compensation is based on awards ultimately expected to vest, and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.  Significant judgment is required in selecting the assumptions used for estimating fair value of share-based compensation as well estimating forfeiture rates.  Further, any awards with performance conditions that can affect vesting also add additional judgment in determining the amount expected to vest.  There can be significant volatility in many of our assumptions and therefore our estimates of fair value, forfeitures, etc. are sensitive to changes in these assumptions.

Please refer to Part II, Item 8 in this Form 10-K under Note (10) – “Share-based Compensation Plans” for a comprehensive discussion related to our share-based compensation plans.

New Accounting Standards

There have been no recently adopted accounting standards that have resulted in a material impact to the Company’s financial statements.

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

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers.   Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.  As a result, the carrying value of notes receivable approximates market value.  Refer to Part II, Item 8 of this report under Note (6) – “Accounts and Notes Receivable” in the Notes to Consolidated Financial Statements for more information.

The table below provides information about our debt obligations that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 31, 2011
(in millions, except rates)	Fair Value	Total	2012	2013	2014	2015	2016	Thereafter
Debt with variable interest rate:
Principal payable	$135.4	$135.4	$-	$-	$-	$-	$135.4	$-
Average variable rate payable		2.5%					2.5%

Debt with fixed interest rates:
Principal payable	$140.9	$143.7	$0.6	$0.6	$-	$-	$-	$142.5
Average fixed rate payable		3.5%	5.9%	5.8%	5.6%			3.5%

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nash-Finch Company

We have audited the accompanying consolidated balance sheets of Nash-Finch Company (a Delaware Corporation) and subsidiaries (collectively, the Company) as of December  31, 2011 and January 1, 2011, and the related consolidated statement of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2011.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Part IV, Item 15(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nash-Finch Company and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2012, expressed an unqualified opinion thereon.

                                                                                                                /s/ Grant Thornton LLP

Minneapolis, Minnesota

March 1, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nash-Finch Company

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Nash-Finch Company and subsidiaries (collectively, the Company) for the year ended January 2, 2010. Our audits also included the financial statement schedule referenced in Part IV, Item 15(2) of this report. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Nash-Finch Company and subsidiaries for the year ended January 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                                                                /s/ Ernst & Young LLP

Minneapolis, Minnesota

March 4, 2010, except as to Note 18, as to which the date is March 3, 2011

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except per share amounts)

Fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010	2011	2010	2009

Sales	$4,807,215	$4,991,979	$5,212,655
Cost of sales	4,427,189	4,591,191	4,793,967
Gross profit	380,026	400,788	418,688

Other costs and expenses:
Selling, general and administrative	261,000	269,140	287,328
Special charges	-	-	6,020
Gain on acquisition of a business	-	-	(6,682)
Gain on litigation settlement	-	-	(7,630)
Goodwill impairment	-	-	50,927
Depreciation and amortization	35,704	36,119	40,603
Interest expense	24,894	23,403	24,372
Total other costs and expenses	321,598	328,662	394,938

Earnings before income taxes	58,428	72,126	23,750

Income tax expense	22,623	21,185	20,972

Net earnings	$35,805	$50,941	$2,778

Net earnings per share:
Basic	$2.80	$3.97	$0.21
Diluted	2.74	3.86	0.21

Declared dividends per common share	$0.72	$0.72	$0.72

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,808	12,819	13,007
Diluted	13,068	13,186	13,378

See accompanying notes to consolidated financial statements

NASH FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2011	January 1, 2011
Current Assets:
Cash	$773	$830
Accounts and notes receivable, net	243,763	233,436
Inventories	308,621	333,146
Prepaid expenses and other	17,329	15,817
Deferred tax assets	6,896	8,281
Total current assets	577,382	591,510

Notes receivable, net	23,221	20,350

Property, plant and equipment:
Property, plant and equipment	686,794	649,256
Less accumulated depreciation and amortization	(413,695)	(409,190)
Net property, plant and equipment	273,099	240,066

Goodwill	170,941	167,166
Customer contracts & relationships, net	15,399	18,133
Investment in direct financing leases	2,677	2,948
Other assets	11,049	10,502
Total assets	$1,073,768	$1,050,675

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$2,932	$3,159
Accounts payable	234,722	230,082
Accrued expenses	61,459	60,001
Total current liabilities	299,113	293,242

Long-term debt	278,546	292,266
Capital lease obligations	15,905	18,920
Deferred tax liability, net	40,671	36,344
Other liabilities	34,910	32,899
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock -- no par value
Authorized 500 shares; none issued	-	-
Common stock of $1.66 2/3 par value
Authorized 50,000 shares, issued 13,727 and 13,677 shares, respectively	22,878	22,796
Additional paid-in capital	118,222	114,799
Common stock held in trust	(1,254)	(1,213)
Deferred compensation obligations	1,254	1,213
Accumulated other comprehensive loss	(14,707)	(10,984)
Retained earnings	330,470	303,584
Common stock in treasury, 1,541 and 1,569 shares, respectively	(52,240)	(53,191)
Total stockholders' equity	404,623	377,004

Total liabilities and stockholders' equity	$1,073,768	$1,050,675

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

Fiscal Years Ended December 31, 2011, January 1, 2011 and January 2, 2010	2011	2010	2009
Operating activities:
Net earnings	$35,805	$50,941	$	$ 2,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Special charges -- non cash portion	-	-		6,020
Impairment of retail goodwill	-	-		50,927
Gain on acquisition of a business	-	-		(6,682)
Gain on litigation settlement	-	-		(7,630)
Depreciation and amortization	35,704	36,119		40,603
Amortization of deferred financing costs	3,597	1,834		1,779
Non-cash convertible debt interest	5,771	5,346		4,944
Rebateable loans	3,471	4,096		4,095
Provision for bad debts	811	808		1,411
Provision for lease reserves	755	320		3,136
Deferred income tax expense (benefit)	5,712	12,211		(10,764)
Loss (gain) on sale of property, plant and equipment	1,357	(503)		(137)
LIFO charge (credit)	14,220	53		(3,033)
Asset impairments	553	937		2,460
Share-based compensation	5,429	7,871		9,084
Deferred compensation	883	1,075		1,223
Other	(689)	(753)		(151)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(6,758)	14,659		(6,250)
Inventories	11,670	(47,756)		21,143
Prepaid expenses	(1,122)	1,913		(1,081)
Accounts payable	4,083	(9,963)		(8,178)
Accrued expenses	(2,283)	809		(12,367)
Income taxes payable	(389)	(9,384)		6,854
Other assets and liabilities	2,567	(4,517)		2,189
Net cash provided by operating activities	121,147	66,116		102,373

Investing activities:
Disposal of property, plant and equipment	3,949	783		830
Additions to property, plant and equipment	(68,600)	(59,295)		(30,402)
Business acquired, net of cash	(8,818)	-		(78,056)
Loans to customers	(11,008)	(1,368)		(2,350)
Payments from customers on loans	1,521	2,366		4,769
Corporate-owned life insurance, net	(653)	(427)		(461)
Other	-	3		-
Net cash used in investing activities	(83,609)	(57,938)		(105,670)

Financing activities:
Proceeds from (payments of) revolving debt	(18,700)	30,000		30,500
Dividends paid	(8,739)	(8,930)		(9,239)
Proceeds from exercise of stock options	-	-		196
Repurchase of common stock	-	(21,970)		(1,017)
Proceeds from long-term debt	151,500	-		-
Payments of long-term debt	(152,366)	(628)		(595)
Payments of capitalized lease obligations	(2,765)	(3,529)		(3,436)
Decrease in outstanding checks	(1,593)	(3,083)		(10,065)
Payments of deferred financing costs	(3,781)	-		(2,874)
Tax shortfall from share-based compensation	(41)	(38)		(167)
Other	(1,110)	-		-
Net cash provided by (used in) financing activities	(37,595)	(8,178)		3,303
Net increase (decrease) in cash	(57)	-		6
Cash at beginning of year	830	830		824
Cash at end of year	$773	$830	$	$ 830

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

Fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010	Common stock (shares outstanding)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity
Balance at January 3, 2009	12,818	$ 22,776	$ 98,048	$ 268,562	$ (10,876)	$(29,490)	$ 349,020

Net earnings		-	-	2,778	-	-	2,778
Other comprehensive income:
Deferred loss on hedging activities, net of tax of $304	-	-	-	-	475	-	475
Minimum pension liability adjustment, net of tax of ($194)	-	-	-	-	(303)	-	(303)
Minimum other post-retirement liability adjustment, net of tax of ($33)	-	-	-	-	(52)	-	(52)
Comprehensive income							2,898
Dividends declared of $.72 per share	-	-	-	(9,239)	-	-	(9,239)
Share-based compensation	-	-	8,045	(280)	-	504	8,269
Stock appreciation rights	-	-	599	-	-	-	599
Common stock issued upon exercise of options	8	13	183	-	-	-	196
Common stock issued for performance units	1	3	(3)	-	-	-	-
Repurchase of shares	(15)	-	-	-	-	(1,017)	(1,017)
Tax shortfall associated with compensation plans		-	(167)	-	-	-	(167)

Balance at January 2, 2010	12,812	$ 22,792	$ 106,705	$ 261,821	$ (10,756)	$ (30,003)	$ 350,559
Net earnings	-	-	-	50,941	-	-	50,941
Other comprehensive income:
Deferred loss on hedging activities, net of tax of $272	-	-	-	-	426	-	426
Minimum pension liability adjustment, net of tax of ($434)	-	-	-	-	(679)	-	(679)
Minimum other post-retirement liability adjustment, net of tax of $16	-	-	-	-	25	-	25
Comprehensive income							50,713
Dividends declared of $.72 per share	-	-	-	(8,930)	-	-	(8,930)
Share-based compensation	24	-	7,566	(248)	-	793	8,111
Stock appreciation rights	-	-	570	-	-	-	570
Common stock issued for performance units	-	4	(4)	-	-	-	-
Common stock transferred from rabbi trust	(85)	-	-	-	-	(1,200)	(1,200)
Repurchase of shares	(643)	-	-	-	-	(22,781)	(22,781)
Tax shortfall associated with compensation plans	-	-	(38)	-	-	-	(38)

Balance at January 1, 2011	12,108	$ 22,796	$ 114,799	$ 303,584	$ (10,984)	$(53,191)	$ 377,004
Net earnings	-	-	-	35,805	-	-	35,805
Other comprehensive income:
Deferred loss on hedging activities, net of tax of $169	-	-	-	-	264	-	264
Minimum pension liability adjustment, net of tax of ($2,561)	-	-	-	-	(4,006)	-	(4,006)
Minimum other post-retirement liability adjustment, net of tax of $12	-	-	-	-	19	-	19
Comprehensive income							32,082
Dividends declared of $.72 per share	-	-	-	(8,739)	-	-	(8,739)
Share-based compensation	28	-	2,976	(180)	-	951	3,747
Stock appreciation rights	-	-	570	-	-	-	570
Common stock issued for performance units	50	82	(82)	-	-	-	-
Tax shortfall associated with compensation plans	-	-	(41)	-	-	-	(41)

Balance at December 31, 2011	12,186	$ 22,878	$ 118,222	$ 330,470	$ (14,707)	$(52,240)	$ 404,623

See accompanying notes to consolidated financial statements.

(1)         Summary of Significant Accounting Policies

Fiscal Year

The fiscal year of Nash-Finch Company (“Nash Finch”) ends on the Saturday nearest to December 31. Fiscal years 2011, 2010 and 2009 each consisted of 52 weeks.  Our interim quarters consist of 12 weeks except for the third quarter which consists of 16 weeks.

Principles of Consolidation

The accompanying financial statements include our accounts and the accounts of our majority‑owned subsidiaries.  All material inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

In the accompanying financial statements and for purposes of the statements of cash flows, cash and cash equivalents include cash on hand and short‑term investments with original maturities of three months or less when purchased which are carried at fair value.  We had no short-term investments at the end of any of the fiscal years referenced in the financial statements.

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

Revenues for the Military segment are recognized upon the delivery of the product to the commissary or commissaries designated by the Defense Commissary Agency (DeCA), or in the case of overseas commissaries, when the product is delivered to the port designated by DeCA, which is when DeCA takes possession of the merchandise and bears the responsibility for shipping the product to the commissary or overseas warehouse.  Revenues from consignment sales are included in our reported sales on a net basis.

Revenues for the Food Distribution segment are recognized upon delivery of the product which is typically the same day the product is shipped.

Revenue is recognized for the Retail segment when the customer receives and pays for the merchandise at the point of sale.  Sales taxes collected from customers are remitted to the appropriate taxing jurisdictions and are excluded from sales revenue as the Company considers itself a pass-through conduit for collecting and remitting sales taxes.

Based upon the nature of the products we sell, our customers have limited rights of return, which are immaterial.

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs, shipping and handling fees, and vendor allowances and credits (see below).  Advertising costs, included in cost of goods sold, are expensed as incurred and were $56.7 million, $61.1 million and $63.1 million for fiscal 2011, 2010 and 2009, respectively.  Advertising income, included in cost of goods sold, was approximately $55.5 million, $60.1 million and $64.5 million for fiscal 2011, 2010 and 2009, respectively.

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

                Inventories

Inventories are stated at the lower of cost or market.  Approximately 84% of our inventories were valued on the last‑in, first‑out (LIFO) method at December 31, 2011 as compared to approximately 88% at January 1, 2011.  During fiscal 2011, we recorded a LIFO charge of $14.2 million compared to a LIFO charge of $0.1 million in fiscal 2010 and a LIFO credit of $3.0 million in fiscal 2009.  The remaining inventories are valued on the first‑in, first‑out (FIFO) method. If the FIFO method of accounting for inventories had been applied to all inventories, inventories would have been higher by $87.3 million and $73.1 million at December 31, 2011 and January 1, 2011, respectively.

Capitalization, Depreciation and Amortization

Property, plant and equipment are stated at cost.  Assets under capitalized leases are recorded at the present value of future lease payments or fair market value, whichever is lower.  Expenditures which improve or extend the life of the respective assets are capitalized while maintenance and repairs are expensed as incurred.

Property, plant and equipment are depreciated on a straight‑line basis over the estimated useful lives of the assets which generally range from 10‑40 years for buildings and improvements and 3‑10 years for furniture, fixtures and equipment.  Capitalized leases and leasehold improvements are amortized on a straight‑line basis over the shorter of the term of the lease or the useful life of the asset.

Net property, plant and equipment consisted of the following (in thousands):

	December 31, 2011	January 1, 2011
Land	$30,129	$21,486
Buildings and improvements	292,538	235,096
Furniture, fixtures and equipment	286,780	286,708
Leasehold improvements	42,500	58,805
Construction in progress	3,571	13,575
Assets under capitalized leases	31,276	33,586
	686,794	649,256
Accumulated depreciation and amortization	(413,695)	(409,190)
Net property, plant and equipment	$273,099	$240,066

Impairment of Long-Lived Assets

                An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable.  Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  We have generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support.  We allocate the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to us.  We consider historical performance and future estimated results in the impairment evaluation.  If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value as determined using an income approach.  The inputs used in the income approach use significant unobservable inputs, or level 3 inputs, in the fair value hierarchy.  Excluding the $6.0 million impairment of a food distribution center in fiscal 2009, as discussed in Note (4) – Special Charges, we recorded impairment charges of $0.6 million, $0.9 million and $2.5 million in fiscal 2011, 2010 and 2009, respectively.

Reserves for Self-Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs.  It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported.  Worker’s compensation, general and automobile liabilities are actuarially determined on a discounted basis.  We have purchased stop-loss coverage to limit our exposure on a per claim basis.  On a per claim basis, our exposure for workers compensation is $0.6 million, auto liability and general liability is $0.5 million and for health insurance our exposure is $0.4 million.  Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.  Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities.  A 100 basis point change in discount rates would increase our liability by approximately $0.2 million.

Goodwill and Intangible Assets

Intangible assets, consisting primarily of goodwill and customer contracts resulting from business acquisitions, are carried at cost unless a determination has been made that their value is impaired.  Goodwill is not amortized and customer contracts and other intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.  We test goodwill for impairment on an annual basis in the fourth quarter based on conditions as of the end of our third quarter or more frequently if we believe indicators of impairment exist.  Such indicators may include a decline in our expected future cash flows, unanticipated competition, slower growth rates or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

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

We performed our fiscal 2011 annual impairment test of goodwill during the fourth quarter of fiscal 2011 based on conditions as of the end of our third quarter of fiscal 2011 and determined that no indication of impairment existed in any of our reporting segments.  The fair value of the Retail segment was approximately 16% higher than its carrying value, while the Food Distribution segment’s fair value exceeded its carrying value by approximately 13% and the Military segment’s fair value was approximately 30% higher than its carrying value.

     Discount rates applied in our income approach during fiscal 2011 ranged from 9.0% to 10.5% and were reflective of the weighted average cost of capital of comparable publically-trade companies with an adjustment for equity and size premiums based on market capitalization.  Growth rates ranged from -2.5% to 2.0%.  For the food distribution segment to have an indication of impairment the discount rate applied would need to increase by 2.0% or the assumed long-term growth rate would need to decrease by more than 3.0% with a corresponding increase in the discount rate of 1.0%.  For the retail segment to have an indication of impairment the discount rate applied would need to increase by over 1.5% or the assumed long-term growth rate would need to decrease by over 3.0% with a corresponding increase in the discount rate of 1.5%.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company's stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole.  Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.  Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual common stock.  In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.  We have taken into consideration the current trends in our market capitalization and the current book value of our equity in relation to fair values arrived at in our fiscal 2011 goodwill impairment analysis, including the implied control premium, and have deemed the result to be reasonable.

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

During fiscal 2010, the Retail segment recorded goodwill of $0.6 million for the value of a store buy-out agreement for one of our minority owned retail locations.  Additionally, we transferred $8.9 million of goodwill from our Food Distribution segment to our Military segment related to a segment reporting reclassification resulting from the movement of certain business between those two segments that occurred during fiscal 2010.

During fiscal 2011, $4.1 million of Retail goodwill was recorded due to the Company’s acquisition of a new retail store and $0.3 million was written off due to the sale or closure of stores.

Changes in the net carrying amount of goodwill were as follows:

(in thousands)	Military	Food Distribution	Retail	Total
Goodwill as of January 2 , 2010	$25,754	$121,863	$18,928	$166,545
Food distribution to military reclassification	8,885	(8,885)	-	-
Retail store buy-out agreement	-	-	621	621
Goodwill as of January 1, 2011	34,639	112,978	19,549	167,166
Retail store acquisition	-	-	4,085	4,085
Retail store sales/closures	-	-	(310)	(310)
Goodwill as of December 31, 2011	$34,639	$112,978	$23,324	$170,941

Customer contracts and relationships intangibles were as follows (in thousands):

December 31, 2011
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Estimated Life (years)
Customer contracts and relationships	$ 42,218	$ (26,819)	$ 15,399	10-20

January 1, 2011
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Estimated Life (years)
Customer contracts and relationships	$ 42,317	$ (24,184)	$ 18,133	10-20

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	December 31, 2011
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Estimated Life (years)
Franchise agreements	$ 2,694	$ (1,609)	$ 1,085	17-25
Non-compete agreements	366	(225)	141	4-10
Pharmacy scripts	2,034	(940)	1,094	5
License agreements	53	(38)	15	5
Tradenames	209	-	209	Indefinite

	January 1, 2011
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Estimated Life (years)
Franchise agreements	$ 2,694	$ (1,501)	$ 1,193	17-25
Non-compete agreements	346	(167)	179	4-10
Pharmacy scripts	1,134	(600)	534	5
License agreements	53	(29)	24	5

Aggregate amortization expense recognized for fiscal 2011, 2010 and 2009 was $3.2 million, $3.4 million and $4.4 million, respectively.  The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $2.8 million, $2.4 million, $2.2 million, $2.0 million and $1.7 million for fiscal years 2012 through 2016, respectively.

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

We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse or are settled. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets will not be realized.  Changes in valuation allowances from period to period are included in our tax provision in the period of change.

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

Derivative Instruments

Derivative financial instruments are carried at fair value on the balance sheet and we apply hedge accounting when certain conditions are met.

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

Share-based compensation

Our results of operations reflect compensation expense based on the value and vesting schedule for newly issued and previously issued share-based compensation instruments granted.  We estimate the fair value of share-based payment awards on the date of the grant.  We use the grant date market value per share of Nash Finch common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to our long-term incentive plan (LTIP).  We used a lattice model to estimate the fair value of stock appreciation rights (SARs) which contain certain market conditions.  For RSUs and LTIP awards, the value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  The SARs did not meet the market conditions required to vest, however, we were required to recognize expense over the requisite service period.

Comprehensive Income

We report comprehensive income that includes our net income and other comprehensive income.  Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net earnings such as minimum pension and other post retirement liabilities adjustments and unrealized gains or losses on hedging instruments, but rather are recorded directly in the consolidated statements of stockholders’ equity.

Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

New Accounting Standards

There have been no recently adopted accounting standards that have resulted in a material impact to the Company’s financial statements.

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

The following table summarizes the fair values of the assets acquired and liabilities of the Business assumed at the January 31, 2009 acquisition date (in thousands):

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

                We have a vendor dispute resolution process to facilitate timely research and resolution of disputed deductions from vendor payments.  We estimate and record a payable for current claims based on our historical experiences.

(4)           Special Charges

                In fiscal 2009, we recorded a special charge of $6.0 million due to asset impairments in our food distribution segment.  The charge included write-downs of $5.5 million to leasehold improvements and $0.5 million to fixtures and equipment.

(5)           Long-Lived Asset Impairment Charges

                Excluding the $6.0 million impairment of a food distribution center in fiscal 2009, as discussed in Note (4) – Special Charges, we recorded impairment charges of $0.6 million, $0.9 million and $2.5 million in fiscal 2011, 2010 and 2009, respectively.  The impairment charges primarily related to three retail stores in 2011, four retail stores in 2010, and six retail stores in 2009 that were impaired as a result of increased competition within the respective market areas.  The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down.

(6)           Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal 2011 and 2010 are comprised of the following components:

(in thousands)	2011	2010
Customer notes receivable, current	$8,915	$5,364
Customer accounts receivable	226,926	218,050
Other receivables	13,627	15,753
Allowance for doubtful accounts	(5,705)	(5,731)
Net current accounts and notes receivable	$243,763	$233,436

Long-term customer notes receivable	$24,239	$20,811
Allowance for doubtful accounts	(1,018)	(461)
Net long-term notes receivable	$23,221	$20,350

Operating results include bad debt expense of $0.8 million in both fiscal 2011 and fiscal 2010 and $1.4 million in fiscal 2009.

(7)           Long‑term Debt and Bank Credit Facilities

Long‑term debt as of the end of the fiscal 2011 and 2010 is summarized as follows:

(In thousands)	2011	2010

Asset-backed credit agreement:
Revolving credit	$135,400	$154,100
Senior subordinated convertible debt, 3.50% due in 2035	142,481	136,710
Industrial development bonds, 5.60% to 6.00% due in various installments through 2014	1,260	1,830
Notes payable and mortgage notes, 7.95% due in various installments through 2013	-	296
Total debt	279,141	292,936
Less current maturities	(595)	(670)
Long-term debt	$278,546	$292,266

Asset-backed Credit Agreement

On December 21, 2011, the Company and its subsidiaries entered into a credit agreement and related security and other agreements with Wells Fargo and the Lenders party thereto (the "Credit Agreement"), providing for a $520.0 million revolving asset-based credit facility, which includes a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the "Revolving Credit Facility"). We are required to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve shall increase to $150.0 million commencing on December 15, 2012.  Provided no event of default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million. On December 21, 2011, the Company (a) borrowed $151.7 million under the Revolving Credit Facility to pay-off outstanding principal and interest due pursuant to the credit agreement among the Company, various Lenders, Bank of America, N.A , as Administrative Agent, et al, dated as of April 11, 2008 (the "B of A Credit Agreement"), to pay closing costs and for other general corporate purposes and (b) rolled forward its existing letters of credit totaling $11.0 million into the new Credit Agreement. The Credit Agreement is collateralized by a first priority perfected security interest on all real and personal property of the Company and its subsidiaries, including (i) a perfected pledge of all of the equity interests held by the Company and its subsidiaries and (ii) mortgages encumbering certain real estate owned by the Company, subject to certain exceptions. The obligations of the Company and its subsidiaries under the Credit Agreement are unconditionally cross-guaranteed by the Company and its subsidiaries.

The syndicate of lenders includes: Wells Fargo Capital Finance, LLC, as Administrative Agent, Collateral Agent, Swing Line Lender, Wells Fargo Bank, N.A. and Bank of America, N.A. as L/C Issuers, JPMorgan Chase Bank, N.A. and BMO Harris Bank, N.A. as Syndication Agents, Bank of America, N.A. and Barclays Bank PLC as Documentation Agents, and Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, BMO Capital Markets and Merrill Lynch, Pierce, Fenner and Smith Incorporated as Joint Lead Arrangers and Joint Book Managers.

The principal amount outstanding under the Revolving Credit Facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity on December 21, 2016. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either base rate or LIBOR plus a margin. The LIBOR interest rate margin currently is 1.75%, but the LIBOR interest rate margin will become adjustable after March 25, 2012. Once the margin becomes adjustable, it can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00% based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

At December 31, 2011, $273.6 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $11.0 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

The Credit Agreement contains no financial covenants unless and until (i) the continuance of an event of default under the Credit Agreement, or (ii) the failure of the Company to maintain Excess Availability equal to or greater than 10% of the borrowing base at any time, in which event, the Company must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0 : 1.0, which ratio shall continue to be tested each period thereafter until Excess Availability exceeds 10% of the borrowing base for three consecutive fiscal periods.

                The Credit Agreement contains usual and customary covenants for a facility of this type requiring the Company and its subsidiaries, among other things, to maintain collateral, comply with applicable laws, keep proper books and records, preserve corporate existence, maintain insurance and pay taxes in a timely manner. Events of default under the Credit Agreement are usual and customary for transactions of this type, subject to, in specific instances, materiality and cure periods including, among other things: (a) any failure to pay principal thereunder when due or to pay interest or fees on the due date; (b) material misrepresentations; (c) default under other agreements governing material indebtedness of the Company; (d) default in the performance or observation of any covenants; (e) any event of insolvency or bankruptcy; (f) any final judgments or orders to pay more than $15.0 million that remain unsecured or unpaid; (g) change of control, as defined in the Credit Agreement; and (h) any failure of a collateral document, after delivery thereof, to create a valid mortgage or first-priority lien.

                We are currently in compliance with all covenants contained within the credit agreement.

Senior Subordinated Convertible Debt

To finance a portion of the acquisition from Roundy’s, which consisted primarily of our Lima and Westville distribution centers, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due 2035 in a private placement completed on March 15, 2005.  The notes are unsecured and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility.

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

The notes will be convertible at the option of the holder only upon the occurrence of certain events summarized as follows:

(1)     if the closing price of our stock reaches a specified threshold (currently $62.97) for a specified period of time,

(2)     if the notes are called for redemption,

(3)     if specified corporate transactions or distributions to the holders of our common stock occur,

(4)     if a change in control occurs or,

(5)     during the ten trading days prior to, but not on, the maturity date.

Upon conversion by the holder, the notes convert at an adjusted conversion rate of 9.6224 shares (initially 9.3120 shares) of our common stock per $1,000 Note (equal to an adjusted conversion price of approximately $48.44 per share).  Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value (or residual value shares), if any, in cash, stock or both, at our option.  The conversion rate is adjusted upon certain dilutive events as described in the indenture, but in no event shall the conversion rate exceed 12.7109 shares per $1,000 Note.  The number of residual value shares cannot exceed 7.1469 shares per $1,000 Note.

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

Industrial Development Bonds

At December 31, 2011, land in the amount of $1.6 million and buildings and other assets with a depreciated cost of approximately $2.6 million are pledged to secure obligations under issues of industrial development bonds.

Maturities of Long-term Debt

Aggregate annual maturities of long‑term debt for the five fiscal years after December 31, 2011, are as follows (in thousands):

2012	$595
2013	625
2014	40
2015	-
2016	135,400
Thereafter	142,481
Total	$279,141

Interest paid was $15.8 million, $16.6 million and $17.8 million during fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

(8)           Derivative Instruments

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities and commodity price risk associated with anticipated purchases of diesel fuel.  Our objective in managing our exposure to changes in interest rates and commodity prices is to reduce fluctuations in earnings and cash flows.  To achieve these objectives, from time-to-time we use derivative instruments, primarily interest rate swap agreements and fixed price fuel supply agreements, to manage risk exposures when appropriate, based on market conditions.  We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  As of December 31, 2011, we have no outstanding interest rate swap agreements, as compared to a fair value liability of $0.4 million as of January 1, 2011.  The fair value of all such liabilities is included in accrued expenses on our Consolidated Balance Sheet.  Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be effective in in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.  Our interest rate swap agreements resulted in recognizing interest expense of $0.4 million, $1.0 million and $1.5 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

                There were no interest rate swap agreements outstanding as of December 31, 2011.  Interest rate swap agreements outstanding at January 1, 2011 and their fair values are summarized as follows:

(In thousands, except percentages)	January 1, 2011
Notional amount (pay fixed/receive variable)	$17,500
Fair value liability	(433)
Average receive rate for effective swaps	0.3%
Average pay rate for effective swaps	3.4%

                In addition to the previously discussed interest rate swap agreements, from time-to-time we enter into a fixed price fuel supply agreements to support our food distribution segment.  On January 1, 2009, we entered into an agreement which required us to purchase a total of 252,000 gallons of diesel fuel per month at prices ranging from $1.90 to $1.98 per gallon.  The term of the agreement was for one year and expired on December 31, 2009.  The fixed price fuel agreement qualified and was designated under the “normal purchase” exception, therefore the fuel purchases under the contract were expensed as incurred as an increase to cost of sales.

(9)           Income Taxes

Income tax expense (benefit) is made up of the following components:

(in thousands)	2011	2010	2009
Current:
Federal	$12,293	$6,268	$27,382
State	1,480	783	3,231
Tax credits	(384)	(400)	(268)
Deferred:
Federal	8,408	13,154	(8,271)
State	826	1,380	(1,102)
Total	$22,623	$21,185	$20,972

Income tax expense differed from amounts computed by applying the federal income tax rate to pre‑tax income as a result of the following:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	3.5%	3.7%	4.7%
Non-deductible goodwill	0.2%	-	73.6%
Change in tax contingencies	-	(8.0%)	4.4%
Gain on litigation settlement	-	-	(12.7%)
Gain on acquisition of a business	-	-	(11.2%)
Federal refund claim	-	-	(6.8%)
Other, net	-	(1.3%)	1.3%
Effective tax rate	38.7%	29.4%	88.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	December 31, 2011	January 1, 2011
Deferred tax assets:
Compensation related accruals	$20,869	$19,566
Reserve for bad debts	2,646	2,440
Reserve for store shutdown and special charges	976	1,024
Workers compensation accruals	2,763	3,493
Pension accruals	9,504	7,030
Reserve for future rents	2,161	2,671
Other	4,201	4,505
Total deferred tax assets	43,120	40,729

Deferred tax liabilities:
Property, plant and equipment	14,140	11,862
Intangible assets	23,270	20,928
Inventories	13,265	12,407
Convertible debt interest	24,905	23,022
Other	1,315	573
Total deferred tax liabilities	76,895	68,792
Net deferred tax liability	$(33,775)	$(28,063)

Our income tax expense was $22.6 million, $21.2 million and $21.0 million for fiscal years 2011, 2010 and 2009, respectively.  The income tax rate for fiscal 2011 was 38.7% compared to 29.4% for fiscal 2010 and 88.3% for fiscal 2009.  The effective income tax rate for fiscal 2011, 2010 and 2009 represented income tax expense incurred on pre-tax income from continuing operations.  The effective tax rate for fiscal 2011 was impacted by the reversal of previously unrecognized tax benefits of $0.1 million primarily due to statute of limitation closures and audit resolutions, an increase in reserves of $0.1 million, and non-deductible goodwill charges of $0.1 million.

                Net income taxes paid were $14.5 million, $23.9 million, and $22.4 million during fiscal 2011, 2010 and 2009, respectively.  No significant income tax benefits were recognized directly to stockholders’ equity related to compensation expense for tax purposes being higher than expense recognized for financial reporting purposes.

At December 31, 2011, the total amount of unrecognized tax benefits was $2.1 million compared to $1.7 million at January 1, 2011.  The net increase in unrecognized tax benefits of $0.4 million since January 1, 2011 was comprised of the following: $0.1 million due to a decrease in the unrecognized tax benefits relating to the expiration of the applicable statutes of limitation and $0.5 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period.  The net decrease in unrecognized tax benefits of $10.2 million during the year ended January 1, 2011, was comprised of the following: $3.5 million due to a decrease in the unrecognized tax benefits relating to the expiration of the applicable statutes of limitation,  $7.8 million due to the reduction of unrecognized tax benefits relating to prior period tax positions, $2.3 million due to the reduction of unrecognized tax benefits relating to current period tax positions and $3.4 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period.

                The following table summarizes the activity related to our unrecognized tax benefits:

($ in thousands)
Unrecognized tax benefits - opening balance at 1/02/11	$1,747
Increases related to current year tax period	511
Lapse of statute of limitations	(129)
Unrecognized tax benefits - ending balance 12/31/11	$2,129

($ in thousands)
Unrecognized tax benefits - opening balance at 1/03/10	$11,905
Increases related to current year tax period	3,409
Decreases related to current year tax periods	(2,288)
Decreases related to prior year tax periods	(7,779)
Lapse of statute of limitations	(3,500)
Unrecognized tax benefits - ending balance 1/01/11	$1,747

The total amount of tax benefits that if recognized would impact the effective tax rate was $0.5 million at December 31, 2011 and $0.4 million at January 1, 2011.  The accrual for potential penalties and interest related to unrecognized tax benefits did not materially change in 2011, and in total, as of December 31, 2011, is $0.1 million.  The accrual for potential penalties and interest related to unrecognized tax benefits decreased by $2.1 million in fiscal 2010.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  During fiscal 2010, we completed an audit by the federal tax authorities of our 2008 tax year.  No adjustments that would have a substantial impact on the effective tax rate occurred.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2007 and prior.

(10)         Share-based Compensation Plans

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  Share-based compensation expense recognized in our consolidated statements of income for fiscal years ended January 2, 2010 included compensation expense for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the estimated grant date fair value.  Compensation expense for the share-based payment awards granted subsequent to January 1, 2006 was based on the estimated grant date fair value.  Share-based compensation expense recognized in the consolidated statements of income for years ended December 31, 2011, January 1, 2011, and January 2, 2010 was based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.

Share-based compensation recognized for the year ended December 31, 2011 was $5.4 million, $7.9 million for fiscal 2010 and $9.1 million for fiscal 2009.  Share-based compensation amounts are included in selling, general & administrative expense line of our consolidated statements of income.

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

               The 2009 Plan permits the grant of stock options, restricted stock, restricted stock units, deferred stock, stock payments, stock appreciation rights, performance awards and other stock or cash awards to employees and/or other individuals who perform services for the Company and its Subsidiaries.  RSUs granted annually to each of our non-employee directors as part of their annual compensation for service as a director after May 2008 have been granted under the 2009 Plan.

During fiscal years 2011, 2010, and 2009 awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)), RSUs and Stock Appreciation Rights (“SARs”).

Performance units pursuant to our LTIP were granted during fiscal years 2008 and 2009 under the 2000 Plan and during fiscal 2010 and 2011 under the 2009 Plan.  These units vest at the end of a three-year performance period.

During 2010, a total of 123,128 units were granted pursuant to our 2010 LTIP and during 2009, 108,696 units were granted pursuant to our 2009 LTIP.  Under each plan, depending on a comparison of the Company’s cumulative three-year actual EBITDA results to the cumulative three-year strategic plan EBITDA targets and the Company’s ranking on a blend of absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.   Compensation expense equal to the grant date fair value (for shares expected to vest)  is recorded through equity over the three-year performance period as the units can only be settled in stock.

During 2011, a total of 113,044 units were granted pursuant to our 2011 LTIP. Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on a blend of absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.  Compensation expense equal to the grant date fair value (for shares expected to vest)  is recorded through equity over the three-year performance period as the units can only be settled in stock.

On January 1, 2011, the 104,111 units outstanding under the 2008 LTIP vested and were settled in the second quarter 2011 for approximately 122,000 shares of common stock, of which approximately 96,000 were deferred by recipients until termination of employment as provided in the plan.

On December 31, 2011, the 90,670 units outstanding under the 2009 LTIP vested and were cancelled without converting to shares of common stock because the Company did not achieve the three-year Consolidated EBITDA target necessary for settlement of the units above the zero percent conversion level.

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

On February 27, 2007, Mr. Covington was granted a total of 152,500 RSUs under the Company's 2000 Stock Incentive Plan.  The new RSU grant replaced a previous grant of 100,000 performance units awarded to Mr. Covington when he joined the Company in 2006. The previous 100,000 unit grant has been cancelled.  The new grant delivered additional equity in lieu of the cash "tax gross up" payment included in the previous award; therefore no cash outlay will be required by the Company.  Vesting of the new RSU grant to Mr. Covington occurred over a four year period based on Mr. Covington's continued employment with Nash Finch. However, Mr. Covington will not receive the stock until six months after the termination of his employment, whenever that may occur.  At the date of the modification, the Company deemed it improbable that the performance vesting conditions of the original awards would be achieved and therefore was not accruing compensation expense related to the original grant.  Accordingly, the replacement of the previous grant had no immediate financial impact but resulted in incremental compensation cost in periods subsequent to the modification due to the expectation that the replacement awards will vest.  The Company recorded total compensation of $4.7 million for the replacement awards over the 4-year vesting period compared with $2.1 million that would have been recorded for the original awards.

On December 17, 2008, in connection with the Company’s announcement of its planned acquisition of certain military distribution assets of GSC Enterprises, Inc. (GSC) as discussed in Note 2 – Acquisition , eight executives of the Company were granted a total of 267,345 SARs with a per share price of $38.44.  The SARs were eligible to become vested during the 36 month period commencing on closing of the acquisition of the GSC assets which was January 31, 2009.  The SARs were to vest on the first business day during the vesting period that followed the date on which the closing prices on NASDAQ for a share of Nash Finch common stock for the previous 90 market days was at least $55.00 or a change in control occurred following the six month anniversary of the grant date, or termination of the executive’s employment due to death or disability.  Upon vesting and exercise, the Company would award the executive a number of shares of restricted stock equal to (a) the product of (i) the number of shares with respect to which the SAR is exercised and (ii) the excess, if any, of (x) the fair market value per share of common stock on the date of exercise over (y) the base price per share relating to such SAR, divided by (b) the fair market value of a share of common stock on the date such SAR is exercised.  The restricted stock would vest on the first anniversary of the date of exercise so long as the executive remained continuously employed with the Company.

The fair value of the SARs was estimated on the date of grant using a modified binomial lattice model which factors in the market and service vesting conditions.  The modified binomial lattice model used by the Company incorporates a risk-free interest rate based on the 5-year treasury rate on the date of the grant.  The model used an expected volatility calculated as the daily price variance over 60, 200 and 400 days prior to grant date using the Fair Market Value (average of daily high and low market price of Nash Finch common stock) on each day.  Dividend yield utilized in the model was calculated by the Company as the average of the daily yield (as a percent of the Fair Market Value) over 60, 200 and 400 days prior to the grant date.  The modified binomial lattice model calculated a fair value of $8.44 per SAR which is being recorded over a derived service period of 3.55 years.

The following assumptions were used to determine the fair value of SARs during fiscal 2008:

Assumptions - SARs Valuation	2008

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years

As of December 31, 2011 and January 1, 2011, approximately 267,300 SARs with a weighted average base/exercise price per SAR of $38.44  were outstanding and unvested.  No SARs were granted, exercised, forfeited or cancelled during fiscal 2011.  The recipients met the service requirement to vest in approximately 243,500 of the outstanding SARs.  As of December 31, 2011, the closing price per share of Nash Finch common stock was below the minimum of $55.00 required for 90 consecutive market days before January 31, 2012 for the SARs to become exercisable.  Therefore, the 243,500 SARs will expire unexercised.  The Company expects to write-off the related deferred tax asset of approximately $0.9 million with an offsetting entry to paid-in capital during the first quarter of fiscal 2012.

The following tables summarize activity in our share-based compensation plans during the fiscal year ended December 31, 2011:

(in thousands, except per share amounts)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period

Outstanding at January 1, 2011	646.5	0.6	568.8	0.7
Granted	14.3		113.7
Forfeited/cancelled	-		(110.6)
Exercised/units settled	(228.5)		(105.8)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares*	165.6		102.1
Outstanding at December 31, 2011	597.9	0.2	568.2	0.7

Unvested shares expected to vest**	129.4	2.2	226.7	1.6
Exercisable/unrestricted at January 1, 2011	322.1		323.7
Exercisable/unrestricted at December 31, 2011	468.4		319.9

* “Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

**The “shares expected to vest” in the above tables represent the following:  For all grants, gross unvested units outstanding less management’s estimate of forfeitures due to termination of employment prior to vesting.  For RSUs under “Performance Based Grants” that include a performance vesting condition based on a Nash Finch specific internal target, the number of shares expected to be paid based on management’s current expectation of achieving the target.  Note that the shares expected to vest for LTIP does not include an estimate of the adjustment factor upon settlement which is partially dependent on external factors (the Company’s results on plan performance metrics versus its peer group).

The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $38.84, $35.83, and $33.35 during fiscal years 2011, 2010, and 2009, respectively.  The weighted-average grant-date fair value of equity based SARs granted during 2008 was $8.44 per SAR.

The following tables present the non-vested equity awards, including options, restricted stock/performance units including LTIP and SARs.

(in thousands, except per share amounts)	Service Based Grants (Board Units and RSUs)	Weighted Average Fair Value at Date of Grant	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Fair Value at Date of Grant

Non-vested at January 1, 2011	324.3	$ 29.65	245.2	$ 35.02
Granted	14.3		113.7
Vested/restrictions lapsed	(209.2)		-
Forfeited/cancelled	-		(110.6)
Non-vested at December 31, 2011	129.4	$ 36.27	248.3	$ 37.72

                No stock options were outstanding for any of fiscal 2011 and 2010.  The total grant date fair value of stock options that vested during the year was nil for 2009.  The aggregate intrinsic value of stock options exercised was approximately $42,000 during fiscal 2009.  The total grant date fair value for all other share-based awards that vested during the year was $9.3 million, $5.5 million, and $6.2 million for fiscal 2011, 2010, and 2009, respectively.  No liability awards were settled during fiscal 2011, 2010 or 2009.  As of December 31, 2011, the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was $0.8 million for service based awards, $3.7 million for performance based awards and $0.3 million for stock appreciation rights.  The costs are expected to be recognized over a weighted-average period of 2.2 years for the service based awards, 1.6 years for the performance based awards and 0.5 years for stock appreciation rights.

(11)         Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share amounts)	2011	2010	2009
Numerator:
Net earnings	$ 35,805	$ 50,941	$ 2,778
Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,808	12,819	13,007
Effect of dilutive options and awards	260	367	371
Denominator for diluted earnings per share (adjusted weighted-average shares)	13,068	13,186	13,378

Basic earnings per share	$ 2.80	$ 3.97	$ 0.21

Diluted earnings per share	$ 2.74	$ 3.86	$ 0.21

The senior subordinated convertible notes due in 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.6224 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of the notes (equal to an adjusted conversion price of approximately $48.44 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option.  Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value.

Performance units granted during 2005 under the 2000 Plan for the LTIP were payable in shares of Nash Finch common stock or cash, or a combination of both, at the election of the participant.   No recipients notified the Company by the required notification date for the 2005 awards that they wished to be paid in cash.  Therefore, all units under the 2005 plan were settled in shares of common stock during fiscal 2008.  During fiscal 2011, 2010, and 2009, performance units granted under the 2008 LTIP Plan, 2007 LTIP Plan and 2006 LTIP Plan, respectively, were settled in shares of common stock, some of which were deferred by executives as required by the plans.  Other performance units and RSUs granted during fiscal 2007, 2008, 2009 and 2010 pursuant to the 2000 Plan and 2009 Plan will pay out in shares of Nash Finch common stock.  Unvested RSUs are not included in basic earnings per share until vested.  All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260.  Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  Shares related to the LTIP and shares related to RSUs that are included under “effect of dilutive options and awards” in the calculation of diluted earnings per share are as follows:

	Fiscal	Fiscal	Fiscal
(in thousands)	2011	2010	2009

LTIP	67	150	211
RSUs	193	217	160

(12)         Leases

                A substantial portion of our store and warehouse properties are leased.  The following table summarizes assets under capitalized leases:

(in thousands)	2011	2010
Building and improvements	$31,276	$33,586
Less accumulated amortization	(13,146)	(14,089)
Net assets under capitalized leases	$18,130	$19,497

Total future minimum sublease rents receivable related to operating and capital lease obligations as of December 31, 2011, are $18.9 million and $6.0 million, respectively.  Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non-cancelable subleases.  At December 31, 2011, our future minimum rental payments under non-cancelable leases (including properties that have been subleased) are as follows:

(in thousands)	Operating Leases	Capital Leases
2012	$19,402	$4,332
2013	15,518	3,738
2014	12,683	3,465
2015	10,242	3,274
2016	6,589	2,961
Thereafter	10,153	9,976
Total minimum lease payments	$74,587	$27,746

Less imputed interest (rates ranging from 8.3% to 24.6%)		9,504
Present value of net minimum lease payments		18,242
Less current maturities		(2,337)
Capitalized lease obligations		$15,905

Total rental expense under operating leases for fiscal 2011, 2010 and 2009 were as follows:

(in thousands)	2011	2010	2009
Total rentals	$34,518	$38,859	$41,318
Less: real estate taxes, insurance and other occupancy costs	(2,352)	(2,716)	(2,881)
Minimum rentals	32,166	36,143	38,437
Contingent rentals	(40)	(78)	(34)
Sublease rentals	(6,195)	(6,881)	(7,450)
	$25,931	$29,184	$30,953

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

As of December 31, 2011, we have guaranteed outstanding debt and lease obligations of a number of Food Distribution customers in the amount of $7.9 million.  In the normal course of business, we also sublease and assign to third parties various leases.  As of December 31, 2011, we estimate that the present value of our maximum potential obligation, net of reserves, with respect to the subleases to be approximately $19.3 million and assigned leases to be approximately $11.4 million.

We have entered into loan and lease guarantees on behalf of certain food distribution customers and we must recognize an initial liability for the fair value of the obligation we assume under the guarantees for any issued after December 31, 2002.  The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $5.6 million, which is included in the $7.9 million total referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees.  A liability representing the fair value of the obligations assumed under the guarantees of $0.8 million is included in the accompanying consolidated financial statements.  All of the other guarantees were issued prior to December 31, 2002.

(14)         Fair Value of Financial Instruments

We account for instruments recorded at fair value under the established fair value framework.  The framework also applies under other accounting pronouncements that require or permit fair value measurements. Effective January 1, 2008, we adopted the provisions of the fair value framework related to financial assets and liabilities recognized or disclosed on a recurring basis.   Additionally, beginning in fiscal 2009, we now apply the fair value framework to financial and non-financial assets and liabilities.

The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:  Quoted prices, other than quoted prices included in Level 1, that are observable for the   assets or liabilities, either directly or indirectly.

Level 3:  Inputs that are unobservable for the assets or liabilities.

As of December 31, 2011, we have no liability in relation to outstanding interest rate swap agreements.  The swap agreements outstanding as of January 1, 2011 expired in the fourth quarter of fiscal 2011.  Our outstanding interest rate swap agreements have been classified within level 2 of the valuation hierarchy as readily observable market parameters are available to use as the basis of the fair value measurement.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at December 31, 2011 and January 1, 2011.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of our long-term debt, including current maturities, was $276.3 million and $305.6 million at December 31, 2011 and January 1, 2011, respectively, utilizing discounted cash flows.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Non-Financial Assets

During fiscal 2009 we recognized a goodwill impairment of $50.9 million.  Excluding the $6.0 million impairment of a food distribution center in fiscal 2009, as discussed in Note (4) – Special Charges, we recorded impairment charges of $0.6 million, $0.9 million and $2.5 million in fiscal 2011, 2010 and 2009, respectively.   We utilize a discounted cash flow model and market approach that incorporate unobservable level 3 inputs to test for goodwill and long-lived asset impairments.

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

(16)         Long-Term Compensation Plans

We have a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements.  Profit sharing contributions, determined by the Board of Directors, were made to a noncontributory profit sharing trust based on profit performance.  Effective January 1, 2003, we added a  match to the 401(k) feature of this plan, which was subsequently amended effective January 1, 2008, whereby we will make an annual matching contribution to each participant’s plan account.  The fiscal 2009 annual matching contribution provided that we would match 100% of the participant’s contributions up to 3% of the participant’s eligible compensation for the year.  In the event the participant’s contributions exceeded 3% of their eligible compensation for the year, we would match 50% of the next 2% of the participant’s eligible compensation for the year.  The contribution expense for our matching contributions to the 401(k) plan reduced dollar for dollar the profit sharing contributions that would otherwise have been made to the profit sharing plan.  During fiscal 2009, the Company eliminated the discretionary component of the profit sharing plan but maintained the annual matching contribution.  During fiscal 2010, the Company modified the annual matching contribution to make it discretionary based on Company profitability.  Total profit sharing expense (including the matching contribution) was $3.8 million, $2.5 million and $4.5 million for fiscal 2011, 2010 and 2009, respectively.

On January 1, 2000, we adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers.  On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year.  Benefits payable under the SERP typically vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 65 if that occurs sooner).  Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment.  Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages.  In February 2007, our Board of Directors fully vested the SERP account of Alec C. Covington, our President and Chief Executive Officer.  Compensation expense related to the plan was $0.9 million in fiscal 2011, $0.9 million in fiscal 2010 and $0.9 million in fiscal 2009.

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

During fiscal 2004, we created and funded a benefits protection grantor trust to invest amounts deferred under these plans.  A benefits protection or rabbi trust holds assets that would be available to pay benefits under a deferred compensation plan if the settler of the trust, such as us, is unwilling to pay benefits for any reason other than bankruptcy or insolvency.  The rabbi trust now holds corporate-owned life insurance which is intended to fund potential future obligations.  Assets in the trust remain subject to the claims of our general creditors, and the investment in the rabbi trust is classified in “other assets” on our consolidated balance sheets.

(17)         Pension and Other Post‑retirement Benefits

One of our subsidiaries has a qualified non‑contributory retirement plan to provide retirement income for certain eligible full-time employees who are not covered by a union retirement plan.  Pension benefits under the plan are based on length of service and compensation.  Our subsidiary contributes amounts necessary to meet minimum funding requirements.  This plan has been curtailed and no new employees can enter the plan.

We provide certain health care benefits for retired employees not subject to collective bargaining agreements.  Such benefits are not provided to any employee who left us after December 31, 2003.  Employees who left us on or before that date become eligible for those benefits when they reach early retirement age if they have met minimum age and service requirements.  Effective December 31, 2006, we terminated these health care benefits for retired employees and their spouses or dependents that were eligible for coverage under Medicare.  We provide coverage to retired employees and their spouses until the end of the month in which they become eligible for Medicare (which generally is age 65).  Health care benefits for retirees are provided under a self‑insured program administered by an insurance company.

We were required to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our pension plan and other post-retirement benefits in the December 30, 2006, statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining, all of which were previously netted against the plan’s funded status in our statement of financial position.  Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income.  These amounts will be subsequently recognized as a component of net periodic benefit cost pursuant to our accounting policy for amortizing such amounts.

Accumulated other comprehensive income consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	December 31, 2011
(in thousands)	Pension	Other Post-retirement Benefits	Total

Unrecognized prior service credits	$ -	$ -	$ -
Unrecognized actuarial losses (gains)	24,368	(258)	24,110
Unrecognized net periodic cost (benefit)	24,368	(258)	24,110
Less deferred taxes (benefit)	(9,504)	101	(9,403)
Total	$ 14,864	$ (157)	$ 14,707

	January 1, 2011
(in thousands)	Pension	Other Post-retirement Benefits	Total

Unrecognized prior service credits	$ -	$ (21)	$ (21)
Unrecognized actuarial losses (gains)	17,800	(206)	17,594
Unrecognized net periodic cost (benefit)	17,800	(227)	17,573
Less deferred taxes (benefit)	(6,942)	88	(6,854)
Total	$ 10,858	$ (139)	$ 10,719

The prior service credits and actuarial losses (gains) included in accumulated other comprehensive income and expected to be recognized in net periodic cost (benefit) during the fiscal year ended December 29, 2012 are $2,256,000 and ($23,000) related to pension and other post-retirement benefits, respectively.

Funded Status

The following table sets forth the actuarial present value of benefit obligations and funded status of the curtailed pension plan and other post‑retirement benefits for the years ended.

	Pension Benefits		Other Post-retirement Benefits
(in thousands)	2011	2010	2011	2010
Funded Status
Projected benefit obligation
Beginning of year	$(43,125)	$(41,049)	$(744)	$(761)
Interest cost	(2,121)	(2,211)	(35)	(39)
Participant contributions	-	-	(36)	(44)
Actuarial gain (loss)	(6,843)	(3,005)	67	78
Benefits paid	3,519	3,140	27	22
End of year	(48,570)	(43,125)	(721)	(744)

Fair value of plan assets
Beginning of year	29,762	29,652	-	-
Actual return on plan assets	576	2,345
Employer contributions	6,076	905	(9)	(22)
Participant contributions	-	-	36	44
Benefits paid	(3,519)	(3,140)	(27)	(22)
End of year	32,895	29,762	-	-

Funded status	(15,675)	(13,363)	(721)	(744)

Accumulated benefit obligation	$(48,570)	$(43,125)	$(721)	$(744)

                Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Post-retirement Benefits
(in thousands)	2011	2010	2011	2010
Current liabilities	$ -	$ -	$ (104)	$ (118)
Non-current liabilities	(15,675)	(13,363)	(617)	(626)
Deferred tax asset (liability)	9,504	6,942	(101)	(88)
Accumulated other comprehensive loss (income)	14,864	10,858	(157)	(139)
Net amount recognized	$ 8,693	$ 4,437	$ (979)	$ (971)

Components of net periodic benefit cost (income)

                The aggregate costs for our retirement benefits included the following components:

	Pension Benefits			Other Benefits
(in thousands)	2011	2010	2009	2011	2010	2009
Interest cost	$ 2,121	$ 2,211	$ 2,327	$ 35	$ 39	$ 48
Expected return on plan assets	(1,877)	(1,854)	(1,790)	-	-	-
Amortization of prior service credits	-	-	-	(21)	(30)	(82)
Recognized actuarial loss (gain)	1,576	1,401	1,370	(16)	(6)	(5)
Net periodic benefit cost (gain)	$ 1,820	$ 1,758	$ 1,907	$ (2)	$ 3	$ (39)

Assumptions

                Weighted-average assumptions used to determine benefit obligations at December 31, 2011 and January 1, 2011:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.35%	5.10%	4.35%	5.10%
Rate of compensation increase	N/A	N/A	N/A	N/A

                Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31, 2011 and January 1, 2011:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.1%	5.6%	5.1%	5.6%
Expected return on plan assets	6.0%	6.5%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

                Assumed health care cost trend rates were as follows:

	December 31, 2011	January 1, 2011
Current year trend rate	7.00%	8.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2014	2014

                Assumed health care cost trend rates have an effect on the fiscal 2011 amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$ -	$ -
Effect on post-retirement benefit obligation	2	(2)

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

Pension Plan Investment Policy, Strategy and Assets

                Our investment policy is to invest in equity, fixed income and other securities to cover cash flow requirements of the plan and minimize long-term costs.  The targeted allocation of assets is 50% group annuity contract and 50% equity and debt securities.  The pension plan’s weighted-average asset allocation by asset category is as follows:

	December 31, 2011	January 1, 2011
Equity securities	51%	34%
Debt securities	0%	13%
Group annuity contract	49%	53%

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

                The following tables sets forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 31, 2011 and January 1, 2011:

Investments at fair value - December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities	$ 16,674	$ -	$ -	$ 16,674
Debt securities	-	-	-	-
Group annuity contract	-	-	16,221	16,221

Total investments	$ 16,674	$ -	$ 16,221	$ 32,895

	Investments at fair value - January 1, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities	$ 9,992	$ -	$ -	$ 9,992
Debt securities	3,771	-	-	3,771
Group annuity contract	-	-	15,999	15,999

Total investments	$ 13,763	$ -	$ 15,999	$ 29,762

                The following tables set forth a summary of changes in the fair value of the pension plan’s level 3 assets for the years ended December 31, 2011 and January 1, 2011:

Group
(in thousands)	annuity contract

Balance at 1/1/2011	$ 15,999
Interest income	877
Realized gains/(losses)	243
Purchases, sales, issuances and settlements (net)	(898)

Balance at 12/31/2011	$ 16,221

Group
(in thousands)	annuity contract

Balance at 1/2/2010	$ 16,128
Interest income	918
Realized gains/(losses)	194
Purchases, sales, issuances and settlements (net)	(1,241)

Balance at 1/1/2011	$ 15,999

Estimated Future Benefits Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

Year	Pension Benefits	Other Benefits
2012	$ 3,257	$ 104
2013	3,206	93
2014	3,184	71
2015	3,223	58
2016	3,250	44
2017 or later	16,163	185
	$ 32,283	$ 555

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

Employer Contributions

Pension Plan

                We anticipate making contributions of $3.5 million during the measurement year ending December 29, 2012.

Multi-Employer Plans

                Approximately 6.2% of our employees are covered by collectively-bargained pension plans.  Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked.  Amounts contributed to those plans were $3.3 million, $3.3 million and $3.5 million in fiscal 2011, 2010 and 2009, respectively.

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

                The following table provides additional information about the Plan and our participation in it:

		Pension Protection Act Zone Status			Company Contributions to Plan
Pension Fund	EIN/Pension Plan Number	2011	2010	FIP/RP Status Pending/ Implemented	2011	2010	2009	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement
Central States, Southeast and Southwest Areas Pension Plan	36-6044243-001	Red as of 12/31/10	Red as of 12/31/09	Yes	$3,304,000	$3,336,000	$3,546,000	Yes	1/26/2013 to 2/24/2014 (a)

(a)  The Company is party to three collective-bargaining agreements that require contributions to the Central States, Southeast and Southwest Areas Pension Plan.  These agreements cover warehouse personnel and drivers in our Bellefontaine, Ohio and Lima, Ohio distribution centers.

                For each of the years reported on, our annual contributions to the Plan have not exceeded more than 5 percent of total employer contributions to the Plan, as indicated in the Plan’s most recently available annual report for the year ended December 31, 2010.

 (18)       Segment Information

                We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The Military segment consists primarily of seven distribution centers that distribute products exclusively to military commissaries and exchanges.  During fiscal 2010, our military distribution centers in Columbus, Georgia and Bloomington, Indiana became operational.  Excluded from the Military segment totals are two adjacent military distribution centers we purchased during the third quarter of fiscal 2010 in Oklahoma City, Oklahoma, which are scheduled to become operational during fiscal 2012.   Our food distribution segment consists of 14 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers.  During the third quarter of fiscal 2010, we closed our food distribution center in Bridgeport, Michigan at the end of its lease term.  The retail segment consists of 46 corporate-owned stores that sell directly to the consumer.  We sold four retail stores and closed two retail stores during fiscal 2011.  We closed two retail stores during fiscal 2010.

                We evaluate segment performance and allocate resources based on profit or loss before income taxes, interest associated with corporate debt and other discrete items.  The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

Inter‑segment sales are recorded on a market price-plus-fee and freight basis.  For segment financial reporting purposes, a portion of the operational profits recorded at our distribution centers related to corporate-owned stores is allocated to the Retail segment.  Certain revenues and costs from our distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve.  The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the Retail segment.  Those that are specifically identifiable to independent customers are recorded in the Food Distribution segment.  The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the Retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2011, 24% of such warehouse operational profits were allocated to the Retail segment compared to 23% and 18% in fiscal 2010 and 2009, respectively.

Major Segments of the Business
Year-end December 31, 2011

(in thousands)	Military	Food Distribution	Retail	Total
Revenue from external customers	$ 2,340,277	$ 1,996,968	$ 469,970	$ 4,807,215
Inter-segment revenue	-	237,328	-	237,328
Interest income	-	(39)	-	(39)
Interest expense (including capitalized lease interest)	(1)	(39)	3,603	3,563
Depreciation expense	10,044	17,920	7,740	35,704
Segment profit	50,412	23,745	5,602	79,759
Assets	497,224	460,498	113,895	1,071,617
Expenditures for long-lived assets	53,501	9,038	6,061	68,600

Major Segments of the Business

Year end January 1, 2011

(in thousands)	Military	Food Distribution	Retail	Total
Revenue from external customers	$ 2,289,987	$ 2,183,730	$ 518,262	$ 4,991,979
Inter-segment revenue	-	258,175	-	258,175
Interest income	-	(37)	-	(37)
Interest expense (including capitalized lease interest)	12	(36)	3,633	3,609
Depreciation expense	6,269	19,674	10,176	36,119
Segment profit	51,301	33,650	6,660	91,611
Assets	441,866	490,467	115,470	1,047,803
Expenditures for long-lived assets	48,356	8,777	2,162	59,295

Major Segments of the Business

Year end January 2, 2010

(in thousands)	Military	Food Distribution	Retail	Total
Revenue from external customers	$ 2,254,395	$ 2,385,930	$ 572,330	$ 5,212,655
Inter-segment revenue	-	290,523	-	290,523
Interest income	-	(26)	-	(26)
Interest expense (including capitalized lease interest)	32	(25)	3,438	3,445
Depreciation expense	5,689	23,228	11,686	40,603
Segment profit	48,057	38,860	396	87,313
Assets	369,201	497,327	127,558	994,086
Expenditures for long-lived assets	10,760	12,898	6,744	30,402

Reconciliation

(in thousands)	2011	2010	2009
Revenues
Total external revenue for segments	$ 4,807,215	$ 4,991,979	$ 5,212,655
Inter-segment revenue from reportable segments	237,328	258,175	290,523
Elimination of inter-segment revenues	(237,328)	(258,175)	(290,523)
Total consolidated revenues	$ 4,807,215	$ 4,991,979	$ 5,212,655
Profit
Total profit for segments	$ 79,759	$ 91,611	$ 87,313
Unallocated amounts:
Interest	(21,331)	(19,485)	(20,928)
Goodwill impairment	-	-	(50,927)
Gain on acquisition of a business	-	-	6,682
Gain on litigation settlement	-	-	7,630
Special charge	-	-	(6,020)
Earnings before income taxes	$ 58,428	$ 72,126	$ 23,750
Assets
Total assets for segments	$ 1,071,617	$ 1,047,803	$ 994,086
Unallocated corporate assets	2,151	2,872	5,450
Total consolidated assets	$ 1,073,768	$ 1,050,675	$ 999,536

All revenues are attributed to and all assets are held in the United States.  Our market areas are in the Midwest, Mid-Atlantic, Great Lakes and Southeast United States.

NASH FINCH COMPANY AND SUBSIDIARIES

Quarterly Financial Information (Unaudited)

(In thousands, except per share amounts and percent to sales)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	12 Weeks		12 Weeks		16 Weeks		12 Weeks
	2011	2010	2011	2010	2011	2010	2011	2010

Sales	$ 1,099,809	$ 1,179,693	$ 1,099,575	$ 1,154,617	$ 1,471,357	$ 1,510,881	$ 1,136,474	$ 1,146,788
Cost of sales	1,010,820	1,087,873	1,008,998	1,060,280	1,357,669	1,388,926	1,049,702	1,054,112
Gross profit	88,989	91,820	90,577	94,337	113,688	121,955	86,772	92,676
Earnings before income taxes	12,370	13,330	16,614	17,966	16,737	22,830	12,707	18,000
Income tax expense	4,889	5,389	6,563	7,252	6,644	7,484	4,527	1,060
Net earnings	7,481	7,941	10,051	10,714	10,093	15,346	8,180	16,940
Net earnings as percentage of sales	0.68%	0.67%	0.91%	0.93%	0.69%	1.02%	0.72%	1.48%
Basic earnings per share	$ 0.59	$ 0.61	$ 0.79	$ 0.83	$ 0.78	$ 1.21	$ 0.63	$ 1.34
Diluted earnings per share	$ 0.57	$ 0.59	$ 0.77	$ 0.81	$ 0.77	$ 1.18	$ 0.62	$ 1.30

Significant items by quarter include the following:

1.  Restructuring costs related to Food Distribution overhead centralization of $0.5 million, $0.9 million, and $0.2 million during the second, third, and fourth quarters, respectively, of fiscal 2011.

2.  Unusual professional fees of $2.0 million and $0.5 million during the third and fourth quarters, respectively, of fiscal 2011.

3.  Conversion and transition costs related to new military food distribution facilities of $0.9 million, $0.3 million, $0.4 million, and $0.4 million during the first, second, third, and fourth quarters, respectively, of fiscal 2011.

4.  Non-cash LIFO charges of $0.5 million, $2.1 million, $7.1 million, and $4.5 million during the first, second, third, and fourth quarters, respectively, of fiscal 2011.

5.  The write off of $1.8 million in deferred financing costs during the fourth quarter of fiscal 2011 due to the refinancing of the Company’s asset-backed credit agreement.

6.  A loss on the write-down of long-lived assets of $2.0 million and $0.1 million during the first and second quarters, respectively, of fiscal 2011.

7.  Conversion and opening costs related to opening of new military food distribution facilities of $0.4 million, $0.3 million, $1.1 million and $1.1 million during the first, second, third and fourth quarters, respectively, of fiscal 2010.

8.  Closing costs related to a food distribution facility of $1.2 million and $0.5 million during the second and third quarters, respectively, of fiscal 2010.

9.  The reversal of previously recorded income tax reserves of $2.2 million and $4.7 million during the third and fourth quarters, respectively, of fiscal 2010.

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

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011.  In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Nash Finch Company

We have audited Nash-Finch Company and subsidiaries’ (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nash-Finch Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Nash-Finch Company and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Nash-Finch Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nash-Finch Company and subsidiaries as of December 31, 2011 and January 1, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 and our report dated March 1, 2012 expressed an unqualified opinion thereon.

Grant Thornton LLP

Minneapolis, Minnesota

March 1, 2012

ITEM 9B.            OTHER INFORMATION

Not applicable.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of March 1, 2012:

Name	Age	Year First Elected or Appointed as an Executive Officer	Title

Alec C. Covington	54	2006	President and Chief Executive Officer
Christopher A. Brown	49	2006	Executive Vice President, President and Chief Operating Officer of Wholesale
Edward L. Brunot	48	2006	Executive Vice President, President and Chief Operating Officer of MDV
Robert B. Dimond	50	2007	Executive Vice President, Chief Financial Officer and Treasurer
Kathleen M. Mahoney	57	2006	Executive Vice President, General Counsel and Secretary
Calvin S. Sihilling	62	2006	Executive Vice President and Chief Information Officer
Michael W. Rotelle III	52	2008	Senior Vice President, Human Resources

There are no family relationships between or among any of our executive officers or directors.  Our executive officers are elected by the Board of Directors for oneyear terms after initial election, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors.

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

The remaining information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Information About Directors and Nominees,” “Proposal Number 1: Election of Directors—Information About the Board of Directors and Its Committees,” “Corporate Governance—Governance Guidelines,” “Corporate Governance—Director Candidates” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2012 Proxy Statement.

ITEM 11.             EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Compensation of Directors,” “Proposal Number 1: Election of Directors—Compensation and Management Development Committee Interlocks and Insider Participation” and “Executive Compensation and Other Benefits” of our 2012 Proxy Statement.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

               The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch’s equity compensation plans in effect as of December 31, 2011:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,399,001 (1)	621,676 (2)
Equity compensation plans not approved by security holders	-	18,932 (3)
	1,399,001	640,608

(1)  Includes stock options, stock appreciation rights, restricted stock units and performance units awarded under the 2009 Incentive Award Plan (“2009 Plan”) and 2000 Stock Incentive Plan (“2000 Plan”).

(2)  The following numbers of shares remained available for issuance under each of our equity compensation plans at December 31, 2011.  Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award
2009 Plan	431,139	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
2000 Plan	155,449	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
1997 Director Plan	35,088	Share units

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

Security Ownership of Certain Beneficial Owners and Management

In addition to the information set forth above, the information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of our 2012 Proxy Statement.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Information About the Board of Directors and Its Committees,” “Corporate Governance—Governance Guidelines—Independent Directors” and “Corporate Governance—Related Party Transaction Policy and Procedures” of our 2012 Proxy Statement.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Independent Auditors—Fees Paid to Independent Auditors” and “Independent Auditors—Pre-Approval of Audit and Non-Audit Services” of our 2012 Proxy Statement.

PART IV

ITEM 15.             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.             Financial Statements.

                The following financial statements are included in this report on the pages indicated:

Reports of Independent Registered Public Accounting Firms – pages 42 to 43

Consolidated Statements of Income for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 - page 44

Consolidated Balance Sheets as of December 31, 2011 and January 1, 2011 – page 45

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 - page 46

Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 2011, January 1, 2011 and January 2, 2010 - page 47

Notes to Consolidated Financial Statements - pages 48 to 79

2.             Financial Statement Schedules.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts – page 90

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

3.1          Restated Certificate of Incorporation of the Company, effective May 16, 1985 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10K for the fiscal year ended December 28, 1985 (File No. 0-785)).

3.2          Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987 (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S3 (filed June 8, 1987 (File No. 33-14871)).

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

3.10        Amended and Restated Bylaws of Nash Finch Company (as amended February 28, 2011) (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 23, 2011 (File No. 0-785)).

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

10.1        Credit Agreement, dated as of December 21, 2011, among Nash Finch Company, Various Lenders and Wells Fargo Capital Finance, LLC as Administrative Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 23, 2011 (File No. 0-785)).

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

**10.12 Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) – First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.13 Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) – Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

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

**10.31 Change in Control Agreement entered into by Nash-Finch Company and Alec. C. Covington dated February 28, 2011 (incorporated by reference to Exhibit 10.31 to our Form 10-K filed March 3, 2011 (File No. 0-785)).

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

**10.34 Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 6, 2008 (File No. 0-785).

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

**10.40 Form of Change in Control Agreement entered into by Nash-Finch Company and Alec C. Covington dated February 27, 2012 (filed herewith).

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

   _______________

*              The Company agrees to furnish supplementary to the SEC upon request by the SEC any omitted schedule or exhibit.

**           Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item15(a)(3) of Form 10-K.

NASH FINCH COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

Fiscal Years ended December 31, 2011, January 1, 2011 and January 2, 2010

(In thousands)

Description	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Charged (Credited) to Other Accounts (a)	Deductions		Balance at End of Year
52 weeks ended January 2, 2010:
Allowance for doubtful accounts (c)	$ 5,531	$ 1,441	$ 19	$ 1,304	(b)	$ 5,687
Provision for losses relating to leases on closed locations	8,007	3,135	-	1,891	(d)	9,251
	$ 13,538	$ 4,576	$ 19	$ 3,195		$ 14,938
52 weeks ended January 1, 2011:
Allowance for doubtful accounts (c)	$ 5,687	$ 663	$ 1	$ 160	(b)	$ 6,191
Provision for losses relating to leases on closed locations	9,251	320	-	2,723	(d)	6,848
	$ 14,938	$ 983	$ 1	$ 2,883		$ 13,039
52 weeks ended December 31, 2011:
Allowance for doubtful accounts (c)	$ 6,191	$ 574	$ 2	$ 43	(b)	$ 6,724
Provision for losses relating to leases on closed locations	6,848	755	-	2,062	(d)	5,541
	$ 13,039	$ 1,329	$ 2	$ 2,105		$ 12,265

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

Dated:     March 1, 2012                                                                                                                              NASH-FINCH COMPANY

                                                                                                                                                                      By    /s/ Alec C. Covington

                                                                                                                                                                               Alec C. Covington

                                                                                                                                                                               President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 1, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Alec C. Covington                                                                        /s/ Robert B. Dimond

Alec C. Covington, President and Chief Executive                       Robert B. Dimond, Executive Vice President

Officer (Principal Executive                                                               and Chief Financial Officer (Principal

Officer)                                                                                                 Financial and Accounting Officer)

/s/ William R. Voss* William R. Voss, Chairman of the Board	/s/ Mickey P. Foret* Mickey P. Foret
/s/ Christopher W. Bodine * Christopher W. Bodine	/s/ Douglas A. Hacker* Douglas A. Hacker
/s/ Sam K. Duncan* Sam K. Duncan	/s/Hawthorne L. Proctor* Hawthorne L. Proctor

*By:  /s/ Kathleen M. Mahoney

                Kathleen M. Mahoney

                Attorney-in-fact

NASH-FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10K

For Fiscal Year Ended December 31, 2011

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

IBR
3.1	Restated Certificate of Incorporation of the Company, effective May 16, 1985.	IBR
3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 15, 1987.	IBR
3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 16, 2002.	IBR
3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company, effective May 13, 2008.	IBR
3.5	Certificate of Amendment to the Nash-Finch Company Restated Certificate of Incorporation, effective May 20, 2009	IBR
3.6	Fourth Restated Certificate of Incorporation of Nash Finch Company, effective July 27, 2009	IBR
3.7	Nash-Finch Company Bylaws, as amended November 9, 2005.	IBR
3.8	Amended and Restated Bylaws of Nash-Finch Company (as amended May 13, 2008).	IBR
3.9	Amended and Restated Bylaws of Nash Finch Company (as amended May 20, 2009)	IBR
3.10	Amended and Restated Bylaws of Nash Finch Company (as amended February 28, 2011)	IBR
4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association).	IBR
4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001.	IBR
4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035).	IBR
4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	IBR
4.5	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR
4.6	First Supplemental Indenture to Senior Convertible Notes Due 2035.	IBR
10.1	Credit Agreement, dated as of December 21, 2011, among Nash Finch Company, Various Lenders and Wells Fargo Capital Finance, LLC as Administrative Agent.	IBR
10.2	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.3	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR
10.4	Nash-Finch Company Deferred Compensation Plan.	IBR
10.5	Amended and Restated Nash-Finch Company Deferred Compensation Plan.	IBR
10.6	Nash-Finch Company 2000 Stock Incentive Plan.	IBR
10.7	Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008).	IBR
10.8	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan).	IBR
10.9	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards.	IBR
10.10	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan).	IBR
10.11	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision).	IBR
10.12	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) – First Declaration of Amendment.	IBR
10.13	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) – Second Declaration of Amendment.	IBR
10.14	Nash-Finch Company Director Deferred Compensation Plan.	IBR
10.15	Amended and Restated Nash-Finch Company Director Deferred Compensation Plan.	IBR
10.16	Nash-Finch Company Supplemental Executive Retirement Plan.	IBR
10.17	Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008).	IBR
10.18	Nash-Finch Company Performance Incentive Plan.	IBR
10.19	Description of Nash-Finch Company 2005 Executive Incentive Program.	IBR
10.20	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.21	Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.22	New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR
10.23	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR
10.24	Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR
10.25	New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008.	IBR
10.26	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR
10.27	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR
10.28	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006.	IBR
10.29	Amendment to the Letter Agreement between Nash-Finch Company and Alec. C. Covington dated February 27, 2007.	IBR
10.30	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 26, 2008.	IBR
10.31	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 28, 2011.	IBR
10.32	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007.	IBR
10.33	Letter Agreement between Nash-Finch Company and Robert B Dimond dated November 29, 2006.	IBR
10.34	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008.	IBR
10.35	Form of Amended and Restated Indemnification Agreement.	IBR
10.36	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008.	IBR
10.37	Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008	IBR
10.38	Nash-Finch Company Incentive Award Plan	IBR
10.39	Nash Finch Company Performance Incentive Plan	IBR
10.40	Form of Change in Control Agreement entered into by Nash-Finch Company and Alec C. Covington dated February 27, 2012	E
12.1	Computation of Ratio of Earnings to Fixed Charges.	E
21.1	Our subsidiaries.	E
23.1	Consent of Grant Thornton LLP.	E
23.2	Consent of Ernst & Young LLP.
24.1	Power of Attorney.	E
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	E
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.	E

