Form 10-Q
period 2012-03-24
NASH FINCH CO
filed 2012-04-27
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                                              (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended March 24, 2012

or

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

As of April 18, 2012, 12,221,082 shares of Common Stock of the Registrant were outstanding.

NASH-FINCH COMPANY

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended
	March 24,	March 26,
	2012	2011

Sales	$1,058,634	1,099,809
Cost of sales	977,911	1,010,820
Gross profit	80,723	88,989

Other costs and expenses:
Selling, general and administrative	58,312	62,577
Depreciation and amortization	8,204	8,583
Interest expense	5,138	5,459
Total other costs and expenses	71,654	76,619

Earnings before income taxes	9,069	12,370

Income tax expense	3,615	4,889
Net earnings	$5,454	7,481

Net earnings per share:
Basic	$0.42	0.59
Diluted	$0.42	0.57

Declared dividends per common share	$0.18	0.18

Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,951	12,719
Diluted	13,135	13,016

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands, except per share amounts)
	12 Weeks Ended
(In thousands)	March 24, 2012	March 26, 2011

Net earnings	$5,454	7,481
Change in fair value of derivatives, net of tax of $0 and $48, respectively	-	76
Comprehensive income	$5,454	7,557
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
	March 24,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$700	773
Accounts and notes receivable, net	246,603	243,763
Inventories	322,386	308,621
Prepaid expenses and other	15,859	17,329
Deferred tax asset, net	6,157	6,896
Total current assets	591,705	577,382

Notes receivable, net	23,442	23,221
Property, plant and equipment:
Property, plant and equipment	688,060	686,794
Less accumulated depreciation and amortization	(418,486)	(413,695)
Net property, plant and equipment	269,574	273,099

Goodwill	171,092	170,941
Customer contracts and relationships, net	14,863	15,399
Investment in direct financing leases	2,603	2,677
Other assets	11,240	11,049
Total assets	$1,084,519	1,073,768

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$2,533	2,932
Accounts payable	234,898	234,722
Accrued expenses	49,199	61,459
Total current liabilities	286,630	299,113

Long-term debt	298,146	278,546
Capital lease obligations	15,358	15,905
Deferred tax liability, net	41,002	40,671
Other liabilities	35,657	34,910
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares; issued 13,751 and 13,727 shares, respectively	22,918	22,878
Additional paid-in capital	118,191	118,222
Common stock held in trust	(1,254)	(1,254)
Deferred compensation obligations	1,254	1,254
Accumulated other comprehensive loss	(14,707)	(14,707)
Retained earnings	333,564	330,470
Common stock in treasury; 1,541 shares	(52,240)	(52,240)
Total stockholders' equity	407,726	404,623
Total liabilities and stockholders' equity	$1,084,519	1,073,768

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	12 Weeks Ended
	March 24,	March 26,
	2012	2011
Operating activities:
Net earnings	$5,454	7,481
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,204	8,583
Amortization of deferred financing costs	290	423
Non-cash convertible debt interest	1,390	1,292
Rebateable loans	1,155	1,204
Provision for (recovery of) bad debts	(279)	444
Provision for lease reserves	-	448
Deferred income tax expense	277	1,976
Loss (gain) on sale of property, plant and equipment	(476)	1,775
LIFO charge	182	501
Asset impairments	62	-
Share-based compensation	1,094	1,159
Deferred compensation	353	332
Other	(45)	(111)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(2,556)	(5,687)
Inventories	(13,946)	5,098
Prepaid expenses	(1,721)	(688)
Accounts payable	(9,768)	(10,232)
Accrued expenses	(11,167)	(9,485)
Income taxes payable	2,699	732
Other assets and liabilities	(169)	369
Net cash provided by (used in) operating activities	(18,967)	5,614

Investing activities:
Disposal of property, plant and equipment	635	323
Additions to property, plant and equipment	(4,063)	(28,966)
Loans to customers	(1,560)	(519)
Payments from customers on loans	251	336
Corporate-owned life insurance, net	(178)	(153)
Other	(151)	-
Net cash used in investing activities	(5,066)	(28,979)
Financing activities:
Proceeds from revolving debt	18,600	22,600
Dividends paid	(2,198)	(2,180)
Payments of long-term debt	(765)	(16)
Payments of capitalized lease obligations	(571)	(574)
Increase in outstanding checks	9,396	3,457
Payments of deferred financing costs	(41)	-
Tax benefit from share-based compensation	66	-
Other	(527)	-
Net cash provided by financing activities	23,960	23,287
Net decrease in cash	(73)	(78)
Cash at beginning of year	773	830
Cash at end of period	$700	752

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

March 24, 2012

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

                The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at March 24, 2012, and December 31, 2011, the results of operations for the 12 weeks ended March 24, 2012 (“first quarter 2012”), and March 26, 2011 (“first quarter 2011”), and cash flows for the first quarter 2012 and 2011.  Adjustments consist only of normal recurring items, except for any items discussed in the notes below.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2 – Inventories

We use the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $87.5 million higher on March 24, 2012 and $87.3 million higher on December 31, 2011.  We recorded a LIFO charge of $0.2 million during the first quarter 2012 as compared to a LIFO charge of $0.5 million during the first quarter 2011.

Note 3 – Share-Based Compensation

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income in the amount of $1.1 million during the first quarter 2012 versus $1.2 million during the first quarter 2011.

We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.  These plans include the 2009 Incentive Award Plan (as Amended and Restated as of March 2, 2010) (“2009 Plan”), the 2000 Stock Incentive Plan (as amended and restated on July 14, 2008) (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan.  These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the caption “Footnote 10 – Share-based Compensation Plans” and in our Definitive Proxy Statement on Schedule 14A filed on April 4, 2012.

Since 2005, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”), restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”)).

Performance units have been granted during each of fiscal years 2005 through 2012 pursuant to our LTIP.  These units vest at the end of a three-year performance period.  104,111 units under the 2008 plan were settled for approximately 122,000 shares of our common stock during the second quarter 2011, of which approximately 96,000 were deferred by recipients until termination of employment as provided in the plan.  On December 31, 2011 the 90,670 units outstanding under the 2009 LTIP vested and were cancelled without conversion to shares of common stock because the Company did not achieve the performance metrics of the 2009 LTIP.

During the first quarter of 2012, a total of 207,035 units were granted pursuant to our 2012 LTIP.  Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.   Compensation expense equal to the grant date fair value (for shares expected to vest) is recorded over the three-year performance period as the units can only be settled in stock.

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

On December 17, 2008, in connection with the Company’s announcement of its planned acquisition of certain military distribution assets of GSC Enterprises, Inc., certain key executives of the Company were granted a total of 267,345 SARs with a per share price of $38.44.  As a result of the expiration of the vesting period of the grant on January 31, 2012, all remaining compensation expense to be recorded for this grant was expensed in the first quarter of fiscal 2012.

                As of December 31, 2011 approximately 267,300 SARs with a weighted average base/exercise price per SAR of $38.44 were outstanding and unvested.  No SARs were granted or exercised during the first quarter 2012, however approximately 23,800 SARs were forfeited by a recipient due to termination of employment.  The closing price per share of Nash Finch common stock was below the minimum of $55.00 required for 90 consecutive market days before January 31, 2012 for the SARs to be exercisable.  Therefore, the remaining 243,500 SARs expired unexercised.  The Company wrote-off the related deferred tax asset of approximately $0.8 million with an offsetting entry to paid-in capital during the first quarter of fiscal 2012.

The following table summarizes activity in our share-based compensation plans during the first quarter of 2012:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)
Outstanding at December 31, 2011	597.9	0.2	568.2	0.7
Granted	0.8		207.2
Forfeited/cancelled	-		(25.6)
Restrictions lapsed/ units settled	(47.4)		-
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	8.8		2.1
Outstanding at March 24, 2012	560.1	0.2	751.9	1.1

Exercisable/unrestricted at December 31, 2011	468.4		319.9
Exercisable/unrestricted at March 24, 2012	477.2		322.0

(1)       “Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during the first quarter of 2012 was $28.05 and $29.30, respectively.

Note 4 – Fair Value Measurements

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

As of March 24, 2012 and December 31, 2011, we are not a party to any financial instruments that would be subject to a fair value measurement.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at March 24, 2012 and December 31, 2011.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes the current maturities of long-term debt, at March 24, 2012, had a carrying value and fair value of $298.4 million and $298.6 million, respectively, and at December 31, 2011, had a carrying value and fair value of $279.1 million and $276.3 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

During the first quarter of 2012, we recognized $0.1 million in asset impairments as compared to no asset impairments during the first quarter of 2011.  We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.

Note 5 – Long‑term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	March 24, 2012	December 31, 2011
Asset-backed credit agreement:
Revolving credit	$154,000	135,400
Senior subordinated convertible debt, 3.50% due in 2035	143,871	142,481
Industrial development bond, 5.60% due in various
installments through 2014	495	1,260
Total debt	298,366	279,141
Less current maturities	(220)	(595)
Long-term debt	$298,146	278,546

Asset-backed Credit Agreement

Our credit agreement is an asset-backed loan consisting of a $520.0 million revolving credit facility, which includes a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the “Revolving Credit Facility”).  We are required by the Credit Agreement to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve shall increase to $150.0 million on December 15, 2012.  Provided no default is existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.

  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 1.75% as of March 24, 2012, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  As of March 24, 2012, $252.4 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  The Revolving Credit Facility has a 5-year term and will be due and payable in full on December 21, 2016.

                The Credit Agreement contains no financial covenants unless (i) an event of default occurs under the Credit Agreement, or (ii) the failure of the Company to maintain excess availability equal to or greater than 10% of the borrowing base at any time, in which event, the Company must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0 : 1.0, which ratio shall continue to be tested each period thereafter until excess availability exceeds 10% of the borrowing base for three consecutive fiscal periods.

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

Senior Subordinated Convertible Debt

To finance a portion of the acquisition of two distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035.  The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility.  See our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2011, for additional information regarding the notes.

Note 6 – Guarantees

We have guaranteed lease obligations of certain food distribution customers.  In the event these retailers are unable to meet their lease payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their lease obligations ($8.6 million as of March 24, 2012, as compared to $7.9 million in debt and lease obligations as of December 31, 2011), which would be due in accordance with the underlying agreements.

For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee.  The maximum undiscounted payments we would be required to make in the event of default under these guarantees is $6.4 million, which is included in the $8.6 million total referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under their respective agreements and that no payments will be required and no loss will be incurred under the guarantees.  A liability representing the fair value of the obligations assumed under the guarantees of $0.8 million is included in the accompanying consolidated financial statements.

We have also assigned various leases to other entities.  If the assignees become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $11.0 million as of March 24, 2012 as compared to $11.4 million as of December 31, 2011.

Note 7 – Income Taxes

For the first quarter of 2012 and 2011, our tax expense was $3.6 million and $4.9 million, respectively.

The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.  The first quarter 2012 and 2011 Company effective tax rate was not impacted by the reversal of any previously unrecognized tax benefits due to statute of limitations expirations.  For the first quarter of 2012, the effective tax rate was 39.9%, as compared to 39.5% for the first quarter of 2011.

The total amount of unrecognized tax benefits as of the end of the first quarter of 2012 was $2.2 million.  The net increase in unrecognized tax benefits of $0.1 million since December 31, 2011 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods.  The total amount of tax benefits that if recognized would impact the effective tax rate was $0.5 million at the end of the first quarter of 2012.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the first quarter of 2012, we had approximately $0.1 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2007 and prior.

Note 8 – Pension and Other Postretirement Benefits

                The following tables present the components of our pension and postretirement net periodic benefit cost:

12 Weeks Ended March 24, 2012 and March 26, 2011:
	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011

Interest cost	$471	490	6	8
Expected return on plan assets	(465)	(433)	-	-
Amortization of prior service cost	-	-	-	(5)
Recognized actuarial loss (gain)	197	363	(5)	(3)
Net periodic benefit cost	$203	420	1	-

                Weighted-average assumptions used to determine net periodic benefit cost for the first quarter of 2012 and 2011 are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Weighted-average assumptions:
Discount rate	4.35%	5.10%	4.35%	5.10%
Expected return on plan assets	6.00%	6.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

                Total contributions to our pension plan in fiscal 2012 are expected to be $3.6 million.

Multi-employer pension plan

Certain of our unionized employees are covered by the Central States Southeast and Southwest Areas Pension Funds (“the Plan”), a multi-employer pension plan.  Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked.  In fiscal 2011, the Company contributed $3.3 million to the Plan.  Based on the most recent information available, we believe the present value of actuarial accrued liabilities of the Plan substantially exceeds the value of the assets held in trust to pay benefits.  The underfunding is not a direct obligation or liability of the Company.  However, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability.  The amount of any increase in contributions will depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take.  The Company does not believe it is likely that events requiring recognition of a withdrawal liability will occur.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

A more detailed discussion of the risks associated with the Plan are contained in Part I, Item 1A, “Risk Factors,” of our Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 31, 2011.

Note 9 – Earnings Per Share

                The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter Ended
(In thousands, except per share amounts)	March 24, 2012	March 26, 2011

Net earnings	$5,454	7,481

Net earnings per share-basic:
Weighted-average shares outstanding	12,951	12,719

Net earnings per share-basic	$0.42	0.59

Net earnings per share-diluted:
Weighted-average shares outstanding	12,951	12,719
Shares contingently issuable	184	297
Weighted-average shares and potential dilutive shares outstanding	13,135	13,016

Net earnings per share-diluted	$0.42	0.57

                In 2011, SARs were excluded from the calculation of diluted net earnings per share because the exercise price was greater than the market price of the stock and would have been anti-dilutive under the treasury stock method.

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

                Vested shares deferred by executives and board members are included in the calculation of basic earnings per share.  Other performance units and RSUs granted between 2007 and 2012 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock.  Unvested RSUs are not included in basic earnings per share until vested.  All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable..  Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  For the first quarter of 2012, approximately 105,000 shares related to the LTIP and 79,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 47,000 shares related to the LTIP and 250,000 shares related to RSUs during the first quarter of 2011.

Note 10 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The Military segment consists of eight distribution centers that distribute products to military commissaries and exchanges and one shared facility which services both Military and independent Food Distribution customers.  Included in the Military distribution center total is our facility in Oklahoma City, Oklahoma, which was purchased during 2010 and became operational during the first quarter of fiscal 2012.  Our Food Distribution segment consists of 14 distribution centers that sell to independently operated retail grocery stores, our corporate owned stores and other customers.  As of March 24, 2012, the Retail segment consists of 46 corporate-owned stores that sell directly to the consumer.

A summary of the major segments of the business is as follows:

	First Quarter Ended
	March 24, 2012			March 26, 2011
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$531,296	-	10,474	537,440	-	12,147
Food Distribution	424,579	51,870	2,338	450,307	54,922	5,845
Retail	102,759	-	661	112,062	-	(984)
Eliminations	-	(51,870)	-	-	(54,922)	-
Total	$1,058,634	-	13,473	1,099,809	-	17,008

Reconciliation to Consolidated Statements of Income:

	First Quarter Ended
	March 24,	March 26,
(In thousands)	2012	2011

Total segment profit	$13,473	17,008
Unallocated amounts:
Interest	(4,404)	(4,638)
Earnings before income taxes	$9,069	12,370

Note 11 – Legal Proceedings

We are engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

Note 12 – Subsequent Event – Acquisition

On April 3, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed an asset purchase from Bag ‘N Save, Inc. of its twelve supermarkets located in Omaha and York, Nebraska.  The Company acquired the inventory, equipment and certain other assets of all locations as well as the real estate of six owned locations. The remaining six stores are leased.  Bag ‘N Save was one of the Company’s largest customers and the acquisition will result in a shift of sales from our Food Distribution business segment to our Retail business segment in future quarters.

The aggregate purchase price paid was approximately $29.9 million in cash, and is subject to customary post-closing adjustments based upon changes in the working capital of the purchased businesses through the closing date.

The twelve supermarkets represented approximately $148.6 million in annual retail sales for their fiscal year ended December 31, 2011.  No facility closures are expected given the strategic fit of these supermarkets into the Company’s retail network.

The acquisition was funded by the Company’s existing asset-backed Revolving Credit Facility.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information and Cautionary Factors

                This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements relate to trends and events that may affect our future financial position and operating results.  Any statement contained in this report that is not a statement of historical fact may be deemed a forward-looking statement.  For example, words such as “may,” “will,” “should,” “likely,” “expect,” “anticipate,” “estimate,” “believe,” “intend, ” “potential” or “plan,” or comparable terminology, are intended to identify forward‑looking statements.  Such statements are based upon current expectations, estimates and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward‑looking statements.  Important factors known to us that could cause or contribute to material differences include, but are not limited to the following:

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

A more detailed discussion of many of these factors, as well as other factors, that could affect the Company’s results is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. You should carefully consider each of these factors and all of the other information in this report. We believe that all forward-looking statements are based upon reasonable assumptions when made. However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements.  Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or update these statements in light of subsequent events or developments.  Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the Securities and Exchange Commission (“SEC”).

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

•         Growing the Military segment through acquisition and expansion of products and services, as well as creating warehousing and transportation cost efficiencies with a long-term distribution center strategic plan;

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

                In addition to the strategic initiatives already in progress, our 2012 initiatives consist of the following:

•        Continue implementation of our military distribution center network expansion;

•        Execute supply chain and center store initiatives within our food distribution segment;

•        Implement cost reduction and profit improvement initiatives; and

•        Identify acquisitions that support our strategic plan.

Our Military segment contracts with manufacturers to distribute a wide variety of food products to military commissaries and exchanges located in the United States and the District of Columbia, and in Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain.  We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.  During the third quarter of fiscal 2010, we purchased a facility in Oklahoma City, Oklahoma for expansion of our Military business.  This facility became operational during the first quarter of fiscal 2012.

Our Food Distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to approximately 1,500 independent retail locations located in 29 states, primarily in the Midwest and Southeast regions of the United States.

Our Retail segment operated 46 corporate-owned grocery stores primarily in the Upper Midwest as of March 24, 2012.  Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we closed two and sold four retail stores during fiscal 2011.  We are implementing initiatives of varying scope and duration with a view toward improving our response to and performance under these highly competitive conditions.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our Retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The Retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our Food Distribution and Military segments.  Thus, changes in sales of the Retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our Food Distribution and Military segments.

Results of Operations

Sales

The following table summarizes our sales activity for the 12 weeks ended March 24, 2012 (“first quarter 2012”) compared to the 12 weeks ended March 26, 2011 (“first quarter 2011”):

	First quarter 2012		First quarter 2011		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$531,296	50.2%	537,440	48.9%	(6,144)	(1.1%)
Food Distribution	424,579	40.1%	450,307	40.9%	(25,728)	(5.7%)
Retail	102,759	9.7%	112,062	10.2%	(9,303)	(8.3%)
Total Sales	$1,058,634	100.0%	1,099,809	100.0%	(41,175)	(3.7%)

Total Company sales declined 3.7% during the first quarter of 2012 as compared to the prior year period.  Excluding sales declines primarily attributable to the effect of the sale of four and closing of two corporate-owned retail stores, total Company comparable sales declined 3.1% during the first quarter of 2012.

Military segment sales decreased 1.1% during the first quarter of 2012 as compared to the prior year.  Domestic sales increased 0.9% while overseas sales decreased 11.0% as compared to the comparable prior year quarter.

Domestic and overseas sales represented the following percentages of Military segment sales:

	First Quarter
	2012	2011
Domestic	84.5%	82.8%
Overseas	15.5%	17.2%

The decrease in Food Distribution sales for the first quarter of 2012 of 5.7% was primarily due to a reduction in sales to existing customers, and was partially due to prior year sales to lost customers exceeding new account gains reflected in current year sales.

Retail sales declined 8.3% during the first quarter of 2012 as compared to the prior year period.  The decline in Retail sales is primarily attributable to the effect of the sale of four and closing of two corporate-owned stores since the beginning of the first fiscal quarter of 2011.  Same store sales were down 1.4% during the first quarter of 2012.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.

During the first quarter of 2012, our Retail segment consisted of 46 corporate-owned grocery stores, as compared to 52 stores during the first quarter of 2011.  There was no change in the corporate store count during the first quarter of either year.  The corporate store count excludes corporate-owned stand-alone pharmacies and convenience stores.

Consolidated Gross Profit

Consolidated gross profit was 7.6% of sales for the first quarter of 2012 as compared to 8.1% of sales for the first quarter of 2011.  Our overall gross profit margin was negatively affected by 0.1% of sales in the first quarter of 2012 due to a sales mix shift between our business segments between the years.  This was due to a higher percentage of 2012 sales occurring in the Military segment which has a lower gross profit margin than the Retail and Food Distribution segments.  In addition to the impact of the sales mix shift, we experienced a lower gross margin in our Food Distribution segment, partially due to higher inflation in the previous year quarter resulting in a higher than normal prior year gross margin performance. In addition, declines in perishable commodity prices in the current year have also temporarily impacted gross margin performance.  The decrease in Food Distribution gross margin was primarily responsible for the overall decrease in Consolidated gross profit.

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A was 5.5% of sales for the first quarter of 2012 as compared to 5.7% of sales for the first quarter of 2011.  Our SG&A was positively impacted in comparison to the prior year period due to a $2.0 million non-cash write-down of long-lived assets that occurred in the first quarter of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was $8.2 million for the first quarter of 2012 as compared to $8.6 million for the first quarter of 2011.  Depreciation and amortization expense during the first quarter of 2012 for our Retail and Food Distribution segments decreased by $0.5 million and $0.4 million, respectively, as compared to the prior year.  This was offset by a $0.4 million increase for our Military segment, which is the result of our facility in Oklahoma City becoming operational in the first quarter of 2012..

Interest Expense

Interest expense was $5.1 million for the first quarter of 2012 as compared to $5.5 million for the first quarter of 2011.  Average borrowing levels declined to $318.3 million during the first quarter of 2012 from $362.7 million during the first quarter of 2011.  The effective interest rate was 4.2% for the first quarter of 2012 as compared to 4.1% for the first quarter of 2011.  Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes.  Non-cash interest expense recognized was $1.4 million and $1.3 million for the first quarters of 2012 and 2011, respectively.  Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we are required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations.  The effective income tax rate was 39.9% and 39.5% for the first quarters of 2012 and 2011, respectively.

During the first quarter of 2012, the Company did not file any claims with or receive refunds from any of the various tax authorities.  The effective rate for the first quarter differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.  We estimate the full year effective tax rate for 2012 will be approximately 39.3% which excludes the potential impact of discrete events.

Net Earnings

Net earnings were $5.5 million, or $0.42 per diluted share, during the first quarter of 2012 as compared to net earnings of $7.5 million, or $0.57 per diluted share, during the first quarter of 2011.  Net earnings in the periods presented in this report were affected by the events included in the discussion above.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	12 Weeks Ended
(In thousands)	March 24, 2012	March 26, 2011	Increase/ (Decrease)
Net cash provided by (used in) operating activities	$ (18,967)	5,614	(24,581)
Net cash used in investing activities	(5,066)	(28,979)	23,913
Net cash provided by financing activities	23,960	23,287	673
Net change in cash	$ (73)	(78)	5

Cash provided by operating activities decreased by $24.6 million during the first quarter of 2012 as compared to the prior year.  Inventories increased $13.9 million during the first quarter of 2012, as compared to a decrease in inventory of $5.1 million in the prior year period, which contributed $19.0 million to the year-over-year decrease in cash provided by operating activities.  Also contributing to this decrease was a $7.8 million year-over-year decrease in net cash earnings.

Net cash used in investing activities decreased by $23.9 million during the first quarter of 2012 as compared to the prior year.  Net cash used in investing activities during the first quarter of 2012 consisted primarily of additions to property, plant and equipment of $4.1 million.  The additions to property, plant and equipment during the prior year period consisted primarily of the purchase of the real estate associated with our military distribution facility in Norfolk, Virginia, which was previously a leased location, for $27.6 million.

Cash provided by financing activities increased by $0.7 million during the first quarter of 2012 as compared to the prior year.  During the first quarter of 2012, cash provided by financing activities consisted primarily of proceeds of revolving debt of $18.6 million and increased outstanding checks of $9.4 million partially offset by dividend payments of $2.2 million.  Cash provided by financing activities during the first quarter of 2011 included proceeds of revolving debt of $22.6 million and an increase in outstanding checks of $3.5 million partially offset by dividend payments of $2.2 million.

During the remainder of fiscal 2012, we expect that cash flows from operations will be sufficient to meet our working capital needs and enable us to reduce our debt, with temporary draws on our credit facility during the year to build inventories for certain holidays.  Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.  There can be no assurance, however, that we will continue to generate cash flows at current levels as our business is sensitive to trends in consumer spending at our customer locations and our owned retail food stores, as well as certain factors outside of our control, including, but not limited to, the current and future state of the U.S. and global economy, competition, recent and potential future disruptions to the credit and financial markets in the U.S. and worldwide and continued volatility in food and energy commodities.  Please see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2011, for a more detailed discussion of potential factors that may have an impact on our liquidity and capital resources.

Asset-backed Credit Agreement

                Our credit agreement is an asset-backed loan consisting of a $520.0 million revolving credit facility, which includes a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the “Revolving Credit Facility”).  We are required by the Credit Agreement to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve shall increase to $150.0 million on December 15, 2012.  Provided no default is existing or would arise, we may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.

                The Revolving Credit Facility has a 5-year term and will be due and payable in full on December 21, 2016. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 1.75% as of March 24, 2012, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

                The Credit Agreement contains no financial covenants unless (i) an event of default occurs under the Credit Agreement, or (ii) the failure of the Company to maintain excess availability equal to or greater than 10% of the borrowing base at any time, in which event, the Company must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0 : 1.0, which ratio shall continue to be tested each period thereafter until excess availability exceeds 10% of the borrowing base for three consecutive fiscal periods.

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

                As of March 24, 2012, $252.4 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  We are currently in compliance with all covenants contained within the Credit Agreement.

                Our Revolving Credit Facility represents one of our primary sources of liquidity, both short-term and long-term, and the continued availability of credit under that agreement is of material importance to our ability to fund our capital and working capital needs.

Senior Subordinated Convertible Debt

We also have outstanding $150.1 million in aggregate issue price (or $322.0 million in aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes are unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility.  Cash interest at the rate of 3.50% per year is payable semi-annually on the issue price of the notes until March 15, 2013.  After that date, cash interest will not be payable, unless contingent cash interest becomes payable, and original issue discount for non-tax purposes will accrue on the notes daily at a rate of 3.50% per year until the maturity date of the notes.  See our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2011, for additional information.

Consolidated EBITDA (Non-GAAP Measurement)

 The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the first quarters of 2012 and 2011 (amounts in thousands):

	First quarter	First quarter
	2012	2011
Net earnings	$ 5,454	7,481
Income tax expense	3,615	4,889
Interest expense	5,138	5,459
Depreciation and amortization	8,204	8,583
EBITDA	22,411	26,412
LIFO charge	181	501
Provision for lease reserves	-	448
Asset impairments	62	-
Net loss (gain) on sale of real estate and other assets	(476)	1,796
Share-based compensation	1,094	1,159
Subsequent cash payments on non-cash charges	(442)	(504)
Consolidated EBITDA	$ 22,830	29,812

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

Recoverability of Goodwill

Our most recent annual impairment test of goodwill was completed during the fourth quarter of fiscal 2011 based on conditions as of the end of our third quarter of fiscal 2011 which resulted in no indication of goodwill impairment for any of our reporting units.  The fair value of the Military segment was approximately 30% higher than its carrying value, while the Food Distribution segment fair value exceeded its carrying value by approximately 13% and the Retail segment fair value was approximately 16% higher than its carrying value.

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

Critical Accounting Policies and Estimates

                Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 12 weeks ended March 24, 2012.

Recently Adopted and Proposed Accounting Standards

There have been no recently adopted accounting standards that have resulted in a material impact to the Company’s financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

                Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time-to-time to manage our exposure to changes in interest rates.  (See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

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

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        None

ITEM 3.  Defaults Upon Senior Securities

                None

ITEM 4.  Mine Safety Disclosures

None

ITEM 5.  Other Information

ITEM 6.  Exhibits

Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension calculation

101.DEF	XBRL Extension Definitions

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: April 27, 2012	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: April 27, 2012	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended March 24, 2012

Exhibit No.	Item	Method of Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension calculation	Filed herewith
101.DEF	XBRL Extension Definitions	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith