Form 10-Q
period 2012-06-16
NASH FINCH CO
filed 2012-07-19
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                                                                                                                                                (Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended June 16, 2012

or

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

As of July 10, 2012, 12,226,053 shares of Common Stock of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended		24 Weeks Ended

	June 16,	June 18,	June 16,	June 18,
	2012	2011	2012	2011

Sales	$1,092,798	1,099,575	2,151,432	2,199,384
Cost of sales	1,004,004	1,008,998	1,981,915	2,019,818
Gross profit	88,794	90,577	169,517	179,566

Other costs and expenses:
Selling, general and administrative	62,900	60,241	121,212	122,818
Gain on acquisition of a business	(6,639)	-	(6,639)	-
Goodwill impairment	131,991	-	131,991	-
Depreciation and amortization	8,382	8,367	16,586	16,950
Interest expense	5,460	5,355	10,598	10,814
Total other costs and expenses	202,094	73,963	273,748	150,582

Earnings (loss) before income taxes	(113,300)	16,614	(104,231)	28,984

Income tax expense (benefit)	(28,332)	6,563	(24,717)	11,452
Net earnings (loss)	$(84,968)	10,051	(79,514)	17,532

Net earnings (loss) per share:
Basic	$(6.55)	0.79	(6.14)	1.38
Diluted	$(6.55)	0.77	(6.14)	1.35

Declared dividends per common share	$0.18	0.18	0.36	0.36

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,966	12,744	12,958	12,731
Diluted	12,966	13,042	12,958	13,029

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended			24 Weeks Ended

(In thousands)	June 16, 2012	June 18, 2011		June 16, 2012	June 18, 2011

Net earnings (loss)	$(84,968)	10,051		(79,514)	17,532
Change in fair value of derivatives, net of tax	-	75	(1)	-	151	(2)
Comprehensive income (loss)	$(84,968)	10,126		(79,514)	17,683

(1) Net of tax of $48.
(2) Net of tax of $97.

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
	June 16,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$857	773
Accounts and notes receivable, net	253,820	243,763
Inventories	352,380	308,621
Prepaid expenses and other	15,434	17,329
Deferred tax asset, net	7,604	6,896
Total current assets	630,095	577,382

Notes receivable, net	22,645	23,221
Property, plant and equipment:
Property, plant and equipment	717,038	686,794
Less accumulated depreciation and amortization	(423,583)	(413,695)
Net property, plant and equipment	293,455	273,099

Goodwill	34,639	170,941
Customer contracts and relationships, net	14,357	15,399
Investment in direct financing leases	2,542	2,677
Other assets	11,637	11,049
Total assets	$1,009,370	1,073,768

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$2,144	2,932
Accounts payable	237,992	234,722
Accrued expenses	54,904	61,459
Total current liabilities	295,040	299,113

Long-term debt	337,386	278,546
Capital lease obligations	14,868	15,905
Deferred tax liability, net	8,524	40,671
Other liabilities	32,651	34,910
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares;
issued 13,765 and 13,727 shares, respectively	22,943	22,878
Additional paid-in capital	118,619	118,222
Common stock held in trust	(1,254)	(1,254)
Deferred compensation obligations	1,254	1,254
Accumulated other comprehensive loss	(14,707)	(14,707)
Retained earnings	246,253	330,470
Common stock in treasury; 1,540 and 1,541 shares, respectively	(52,207)	(52,240)
Total stockholders' equity	320,901	404,623
Total liabilities and stockholders' equity	$1,009,370	1,073,768

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	24 Weeks Ended
	June 16,	June 18,
	2012	2011
Operating activities:
Net earnings (loss)	$(79,514)	17,532
Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
operating activities:
Gain on acquisition of a business	(6,639)	-
Depreciation and amortization	16,586	16,950
Amortization of deferred financing costs	576	845
Non-cash convertible debt interest	2,815	2,610
Rebateable loans	1,942	2,066
Provision for (recovery of) bad debts	(634)	779
Provision for (recovery of) lease reserves	(33)	607
Deferred income tax expense (benefit)	(33,657)	3,252
Loss (gain) on sale of property, plant and equipment	(387)	1,422
LIFO charge	602	2,632
Asset impairments	62	349
Impairments of goodwill	131,991	-
Share-based compensation	1,641	2,531
Deferred compensation	507	609
Other	(126)	(584)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(3,396)	(5,548)
Inventories	(33,196)	21,279
Prepaid expenses	(1,284)	(446)
Accounts payable	(4,590)	(23,230)
Accrued expenses	(6,275)	(4,493)
Income taxes payable	2,688	929
Other assets and liabilities	(3,058)	(2,599)
Net cash provided by (used in) operating activities	(13,379)	37,492

Investing activities:
Proceeds from sale of assets	5,551	3,074
Additions to property, plant and equipment	(9,903)	(33,110)
Business acquired, net of cash	(29,700)	(1,587)
Loans to customers	(7,766)	(2,285)
Payments from customers on loans	506	672
Corporate-owned life insurance, net	(80)	(902)
Other	(151)	-
Net cash used in investing activities	(41,543)	(34,138)
Financing activities:
Proceeds from revolving debt	39,800	4,700
Dividends paid	(4,398)	(4,364)
Proceeds from long-term debt	16,890	-
Payments of long-term debt	(1,260)	(251)
Payments of capitalized lease obligations	(1,194)	(1,577)
Increase (decrease) in outstanding checks	5,949	(1,526)
Payments of deferred financing costs	(125)	-
Tax benefit from share-based compensation	66	-
Other	(722)	(507)
Net cash provided by (used in) financing activities	55,006	(3,525)
Net increase (decrease) in cash	84	(171)
Cash at beginning of year	773	830
Cash at end of period	$857	659

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

June 16, 2012

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

                The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at June 16, 2012, and December 31, 2011, the results of operations for the 12 and 24 weeks ended June 16, 2012 (“second quarter 2012”), and June 18, 2011 (“second quarter 2011”), and cash flows for the 24 weeks ended June 16, 2012 and June 18, 2011.  Adjustments consist only of normal recurring items, except for any items discussed in the notes below.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Note 2 – Goodwill Impairment

During the second quarter we performed an impairment test of goodwill due to market conditions as of the end of our fifth fiscal period.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2011, resulting in a market value significantly lower than the fair value of the business segments.   We recorded a goodwill impairment charge of $132.0 million in the second quarter of fiscal 2012, of which $113.0 million related to our Food Distribution segment and $19.0 million related to our Retail segment.

Note 3 – Acquisition

          On April 3, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed an asset purchase from Bag ‘N Save Inc. of its twelve supermarkets which are located in Omaha and York, Nebraska (“Business”). The Company acquired the inventory, equipment and certain other assets of all locations and also acquired the real estate of six owned locations. The aggregate purchase price paid was $29.7 million in cash.

In accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 805, "Business Combinations" defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC Topic 805 also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.

The following table summarizes the fair values of the assets acquired and liabilities of the Business assumed at the acquisition date:

(in thousands)

Inventories	$11,165
Property, plant and equipment	25,570
Other assets	630
Total identifiable assets acquired	37,365
Accrued expenses	1,026
Total liabilities assumed	1,026
Net assets acquired	$36,339

          The fair value of the identifiable assets acquired and liabilities assumed of $36.3 million exceeded the purchase price of the Business of $29.7 million. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a pre-tax gain of $6.6 million in the second quarter 2012 associated with the acquisition of the Business. The gain is included in the line item "Gain on acquisition of a business" in the Consolidated Statement of Income.

          The Company recognized $0.4 million of acquisition related costs that were expensed during the first and second quarter 2012 related to the acquisition of Bag ‘N Save and an additional $0.5 million of costs related to our purchase of certain assets and liabilities from NF Foods, LLC on June 25, 2012. These costs are included in the Consolidated Statement of Income under selling, general and administrative expenses.

           Sales of the Business included in the Consolidated Statement of Income from the acquisition date to the second quarter ended June 16, 2012 were $29.1 million.  This was offset by a corresponding $16.1 million decrease in Food Distribution segment sales due to the sales to that former Food Distribution customer now being reported in the Retail segment.  Although the Company made reasonable efforts to do so, synergies achieved through the integration of the Business into the Company's Retail segment, unallocated interest expense and the allocation of shared overhead specific to the Business cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact the Business will have on the Company's net earnings during fiscal 2012. However, please refer to "Note 12-Segment Reporting" of this Form 10-Q for a comparison of the Retail segment sales and profit for the second quarters of fiscal 2012 and 2011.

Note 4 – Inventories

                We use the LIFO method for valuation of a substantial portion of inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $87.9 million higher on June 16, 2012 and $87.3 million higher on December 31, 2011.  We recorded a LIFO charge of $0.4 million during the second quarter 2012 as compared to a LIFO charge of $2.1 million during the second quarter 2011.  During year-to-date 2012, we recorded a LIFO charge of $0.6 million as compared to a LIFO charge of $2.6 million during year-to-date 2011.

Note 5 – Share-Based Compensation

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income in the amount of $0.5 million during the second quarter 2012 versus $1.4 million during the second quarter 2011.  During year-to-date 2012, share-based compensation expense was $1.6 million as compared to $2.5 million during year-to-date 2011.

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

Performance units have been granted during each of fiscal years 2005 through 2012 pursuant to our LTIP.  These units vest at the end of a three-year performance period upon achievement of certain performance measures.  104,111 units under the 2008 plan were settled for approximately 122,000 shares of our common stock during the second quarter 2011, of which approximately 96,000 were deferred by recipients until termination of employment as provided in the plan.  On December 31, 2011 the 90,670 units outstanding under the 2009 LTIP vested and were cancelled without conversion to shares of common stock because the Company did not achieve the performance metrics of the 2009 LTIP.

During year-to-date 2012, a total of 207,035 units were granted pursuant to our 2012 LTIP.  Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on a blend of 1) absolute return on net assets and 2) compound annual growth rate for return on net assets as compared to the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.   Compensation expense equal to the grant date fair value (for shares expected to vest) is recorded over the three-year performance period.

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

                As of December 31, 2011 267,345 SARs with a weighted average base/exercise price per SAR of $38.44 were outstanding and unvested.  No SARs were granted or exercised during fiscal 2012, however approximately 23,800 SARs were forfeited by a recipient due to termination of employment. The SARs did not vest because the closing price per share of Nash Finch common stock was below the minimum of $55.00 required for 90 consecutive market days before January 31, 2012.  Therefore, the remaining 243,545 SARs never vested.  The Company wrote-off the related deferred tax asset of approximately $0.8 million with an offsetting entry to paid-in capital during the first quarter of fiscal 2012.

The following table summarizes activity in our share-based compensation plans during year-to-date 2012:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)

Outstanding at December 31, 2011	597.9	0.2	568.2	0.7
Granted	14.2		207.4
Forfeited/cancelled	-		(21.5)
Restrictions lapsed/ units settled	(69.5)		(1.4)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	12.4		4.9
Outstanding at June 16, 2012	555.0	0.2	757.6	1.0

Exercisable/unrestricted at December 31, 2011	468.4		319.9
Exercisable/unrestricted at June 16, 2012	480.7		323.4

(1)       “Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

                   The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during year-to-date 2012 was $23.16 and $29.29, respectively.

Note 6 – Fair Value Measurements

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

As of June 16, 2012 and December 31, 2011, we are not a party to any financial instruments that would be subject to a fair value measurement.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at June 16, 2012 and December 31, 2011.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes the current maturities of long-term debt, at June 16, 2012, had a carrying value and fair value of $337.4 million and $336.8 million, respectively, and at December 31, 2011, had a carrying value and fair value of $279.1 million and $276.3 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

During the second quarter of 2012, we recorded a goodwill impairment of $132.0 million as compared to $0.3 million in asset impairments during the second quarter of 2011.  For year-to-date 2012 and 2011, asset impairments were $132.1 million and $0.3 million, respectively.  We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.

Note 7 – Long-term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	June 16, 2012	December 31, 2011

Asset-backed credit agreement:
Revolving credit	$175,200	135,400
Senior subordinated convertible debt, 3.50% due in 2035	145,296	142,481
Notes payable and mortgage notes, variable rate due in various installments through 2019	16,890	-
Industrial development bonds	-	1,260
Total debt	337,386	279,141
Less current maturities	-	(595)
Long-term debt	$337,386	278,546

Asset-backed Credit Agreement

Our credit agreement is an asset-backed loan consisting of a $520.0 million revolving credit facility, which includes a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the “Revolving Credit Facility”).  We are required by the Credit Agreement to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve shall increase to $150.0 million on December 15, 2012.  Provided no default is existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 1.75% as of June 16, 2012, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  As of June 16, 2012, $231.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  The Revolving Credit Facility has a 5-year term and will be due and payable in full on December 21, 2016.

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

Notes Payable and Mortgage Notes

                On May 18, 2012, the Company, as guarantor for U Save Foods, Inc., a Nebraska corporation and wholly-owned subsidiary of Nash Finch Company, entered into a seven year $16.9 million term loan facility (‘the Agreement”) with First National Bank of Omaha.  The Agreement is secured by seven corporate-owned retail locations in Nebraska.

Note 8 – Guarantees

We have guaranteed lease obligations of certain food distribution customers.  In the event these retailers are unable to meet their lease payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their lease obligations ($6.3 million as of June 16, 2012, as compared to $7.9 million in debt and lease obligations as of December 31, 2011), which would be due in accordance with the underlying agreements.

For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee.  The maximum undiscounted payments we would be required to make in the event of default under these guarantees is $6.3 million, which is referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under their respective agreements and that it is unlikely payments will be required or losses incurred under the guarantees.  A liability representing the fair value of the obligations assumed under the guarantees of $0.7 million is included in the accompanying consolidated financial statements.

We have also assigned various leases to other entities.  If the assignees become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $9.4 million as of June 16, 2012 as compared to $11.4 million as of December 31, 2011.

Note 9 – Income Taxes

For the second quarter of 2012, our income tax benefit was $28.3 million as compared to income tax expense of $6.6 million for the second quarter of 2011.  For year-to-date 2012, our income tax benefit was $24.7 million as compared to income tax expense of $11.5 million for year-to-date 2011.

The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.  During the second quarter 2012, the Company filed reports with various taxing authorities which resulted in the refunds of tax payments.  The effect of these discrete events in the second quarter was ($0.1) million.  The effective tax rate for fiscal 2012 was also impacted by $14.4 million related to the goodwill impairment and the related non-deductible portion thereof.  For the second quarter of 2012, our effective tax rate was 25.0% as compared to 39.5% for the second quarter of 2011.  For year-to-date 2012, our effective tax rate was 23.7% as compared to 39.5% for year-to-date 2011.

The total amount of unrecognized tax benefits as of the end of the second quarter of 2012 was $2.2 million.  There was no net change in unrecognized tax benefits since March 24, 2012.  The total amount of tax benefits that if recognized would impact the effective tax rate was $0.5 million at the end of the second quarter of 2012.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the second quarter of 2012, we had approximately $0.1 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2007 and prior.

Note 10 – Pension and Other Postretirement Benefits

The following tables present the components of our pension and postretirement net periodic benefit cost:

12 Weeks Ended June 16, 2012 and June 18, 2011:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011

Interest cost	$471	490	6	8
Expected return on plan assets	(465)	(433)	-	-
Amortization of prior service cost	-	-	-	(5)
Recognized actuarial loss (gain)	197	363	(5)	(3)
Net periodic benefit cost	$203	420	1	-

24 Weeks Ended June 16, 2012, and June 18, 2011:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011

Interest cost	$943	979	13	16
Expected return on plan assets	(930)	(866)	-	-
Amortization of prior service cost	-	-	-	(10)
Recognized actuarial loss (gain)	393	727	(10)	(7)
Net periodic benefit cost	$406	840	3	(1)

                Weighted-average assumptions used to determine net periodic benefit cost for the second quarter and year-to-date periods of 2012 and 2011 are as follows:

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

Note 11 – Earnings (Loss) Per Share

                The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Second Quarter		Year-to-Date
	Ended		Ended
(In thousands, except per share amounts)	June 16, 2012	June 18, 2011	June 16, 2012	June 18, 2011

Net earnings (loss)	$(84,968)	10,051	(79,514)	17,532

Net earnings (loss) per share-basic:
Weighted-average shares outstanding	12,966	12,744	12,958	12,731

Net earnings (loss) per share-basic	$(6.55)	0.79	(6.14)	1.38

Net earnings (loss) per share-diluted:
Weighted-average shares outstanding	12,966	12,744	12,958	12,731
Shares contingently issuable	-	298	-	298
Weighted-average shares and potential dilutive shares outstanding	12,966	13,042	12,958	13,029

Net earnings (loss) per share-diluted	$(6.55)	0.77	(6.14)	1.35

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

Due to the net loss for both the second quarter and year-to-date periods of 2012, the calculation of diluted earnings per share is the same as the calculation of basic earnings per share.  When a separate calculation of diluted earnings per share is made, as it was for the second quarter and year-to-date periods of 2011, all shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable.  Therefore, the performance units were included in diluted earnings per share for the second quarter and year-to-date periods of 2011 at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  For the second quarter of 2011, approximately 60,000 shares related to the LTIP and 238,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS.  For year-to-date 2011, approximately 54,000 shares related to the LTIP and 244,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS.

Note 12 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The Military segment consists of eight distribution centers that distribute products to military commissaries and exchanges and one shared facility which services both Military and independent Food Distribution customers.  Included in the Military distribution center total is our facility in Oklahoma City, Oklahoma, which was purchased during 2010 and became operational during the first quarter of fiscal 2012.  Our Food Distribution segment consists of 14 distribution centers that sell to independently operated retail grocery stores, our corporate owned stores and other customers.  As of June 16, 2012, the Retail segment consists of 56 corporate-owned stores that sell directly to the consumer.

A summary of the major segments of the business is as follows:

	Second Quarter Ended
	June 16, 2012			June 18, 2011
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit[1]	Sales from external customers	Inter-segment sales	Segment profit

Military	$523,212	-	8,570	529,141	-	11,285
Food Distribution	433,133	71,793	5,517	459,465	55,313	7,709
Retail	136,453	-	2,390	110,969	-	2,128
Eliminations	-	(71,793)	-	-	(55,313)	-
Total	$1,092,798	-	16,477	1,099,575	-	21,122

	Year-to-Date Ended
	June 16, 2012			June 18, 2011
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit[1]	Sales from external customers	Inter-segment sales	Segment profit

Military	$1,054,508	-	19,044	1,066,581	-	23,432
Food Distribution	857,712	123,663	7,855	909,772	110,235	13,554
Retail	239,212	-	3,051	223,031	-	1,144
Eliminations	-	(123,663)	-	-	(110,235)	-
Total	$2,151,432	-	29,950	2,199,384	-	38,130

Reconciliation to Consolidated Statements of Income:

	Second Quarter Ended		Year-to-Date Ended
	June 16,	June 18,	June 16,	June 18,
(In thousands)	2012	2011	2012	2011

Total segment profit[1]	$16,477	21,122	29,950	38,130
Unallocated amounts:
Gain on acquisition of a business	6,639	-	6,639	-
Goodwill impairment	(131,991)	-	(131,991)	-
Interest	(4,425)	(4,508)	(8,829)	(9,146)
Earnings before income taxes	$(113,300)	16,614	(104,231)	28,984

1  Segment profit excludes goodwill impairment and gain on acquisition of a business

Note 13 – Legal Proceedings

                We are engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

Note 14 – Subsequent Event – Acquisition

                On June 25, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed an asset purchase of NF Foods, LLC (DBA No Frills Supermarkets or “No Frills”). The Company acquired certain assets and liabilities relating to eighteen retail supermarkets, fourteen of which are located in Nebraska, primarily in the Greater Omaha market; and the other four are located in western Iowa.  No Frills was a long time customer of Nash Finch.

The aggregate purchase price paid was approximately $47.5 million, and is subject to customary post-closing adjustments based upon changes in the working capital of the purchased businesses.  A final purchase price will be determined within ninety days after the closing date.

The eighteen retail grocery stores represented approximately $230 million in annual retail sales for the NF Foods, LLC fiscal year ended December 31, 2011.

The acquisition was funded by the Company’s existing asset-backed credit agreement.

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

Our Food Distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to corporate-owned retail locations and approximately 1,500 independent retail locations located in 29 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States.

Our Retail segment operated 56 corporate-owned grocery stores primarily in the Upper Midwest as of June 16, 2012.  During the second quarter of 2012, we acquired twelve Bag ‘N Save supermarkets located in Omaha and York, Nebraska.  This expansion of the Retail segment was offset by the sale of six stores and the closure of two stores since the end of the first quarter of 2011.  We are implementing initiatives of varying scope and duration with a view toward improving our financial performance.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets associated with our Retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The Retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our Food Distribution and Military segments.  Thus, changes in sales of the Retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our Food Distribution and Military segments.

Results of Operations

Sales

The following tables summarize our sales activity for the 12 weeks ended June 16, 2012 (“second quarter 2012”) compared to the 12 weeks ended June 18, 2011 (“second quarter 2011”) and the 24 weeks ended June 16, 2012 (“year-to-date 2012”) compared to the 24 weeks ended June 18, 2011 (“year-to-date 2011”):

	Second quarter 2012		Second quarter 2011		Increase/ (Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$523,212	47.9%	529,141	48.1%	(5,929)	(1.1%)
Food Distribution	433,133	39.6%	459,465	41.8%	(26,332)	(5.7%)
Retail	136,453	12.5%	110,969	10.1%	25,484	23.0%
Total Sales	$1,092,798	100.0%	1,099,575	100.0%	(6,777)	(0.6%)

	Year-to-date 2012		Year-to-date 2011		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$1,054,508	49.0%	1,066,581	48.5%	(12,073)	(1.1%)
Food Distribution	857,712	39.9%	909,772	41.4%	(52,060)	(5.7%)
Retail	239,212	11.1%	223,031	10.1%	16,181	7.3%
Total Sales	$2,151,432	100.0%	2,199,384	100.0%	(47,952)	(2.2%)

Total Company sales declined 0.6% during the second quarter of 2012 as compared to the prior year quarter.  The acquisition of twelve Bag ‘N Save stores during the second quarter of 2012 resulted in a $29.1 million increase in Retail segment sales, partially offset by a $16.1 million decrease in Food Distribution segment sales due to the sales to that former Food Distribution customer now being reported in the Retail segment.  After adjusting for the effect of this acquisition and the sale and closing of retail stores, total Company comparable sales declined 1.5% during the second quarter of 2012.

Total Company sales declined 2.2% during year-to-date 2012 as compared to the prior year period.  Adjusted for the effect of the Bag ‘N Save acquisition and the sale and closing of retail stores, total Company comparable sales declined 2.3% during year-to-date 2012.

Military segment sales decreased 1.1% during the second quarter of 2012 as compared to the prior year quarter.  During the second quarter of 2012, a larger portion of Military sales were made on a consignment basis, which are included in our reported sales on a net basis.  The year-over-year increase in consignment sales was $3.4 million in the second quarter of 2012.  Including the impact of consignment sales, comparable Military sales decreased 0.5% in the second quarter of 2012 as compared to the prior year quarter.  Overseas sales decreased by 0.6% while domestic sales decreased by 1.2% as compared to the prior year quarter.

Military segment sales decreased 1.1% during year-to-date 2012 as compared to the prior year period.  During year-to-date 2012, a larger portion of Military sales were made on a consignment basis, which are included in our reported sales on a net basis.  The year-over-year increase in consignment sales was $2.6 million during year-to-date 2012.  Including the impact of consignment sales, comparable Military sales decreased 0.8% during year-to-date 2012 as compared to the prior year period.  Domestic sales decreased by 0.2% while overseas sales decreased by 5.7% as compared to the prior year period.

        Domestic and overseas sales represented the following percentages of Military segment sales:

	Second Quarter		Year-to-date
	2012	2011	2012	2011
Domestic	82.1%	82.2%	83.3%	82.5%
Overseas	17.9%	17.8%	16.7%	17.5%

Food Distribution sales decreased 5.7% during the second quarter of 2012 as compared to the prior year quarter.  This was partially due to the effect of the Bag ‘N Save acquisition, which resulted in a $16.1 million decrease in Food Distribution segment sales, since sales to that former Food Distribution customer are now reported in the Retail segment sales.  Excluding the impact of the Bag ‘N Save acquisition, Food Distribution sales decreased 2.2% compared to the prior year quarter.  This decrease was attributable to prior year sales to lost customers exceeding new account gains reflected in current year sales, as well as a reduction in sales to existing customers.

Food Distribution sales decreased 5.7% during year-to-date 2012 as compared to the prior year period.  The Bag ‘N Save acquisition was responsible for $16.1 million of the year-over-year decrease in sales.  Excluding the impact of the Bag ‘N Save acquisition, Food Distribution sales decreased 4.0% compared to the prior year period.  This decrease was attributable to prior year sales to lost customers exceeding new account gains reflected in current year sales, as well as a reduction in sales to existing customers.

Retail sales increased 23.0% during the second quarter of 2012 as compared to the prior year quarter.  The increase in Retail sales is primarily attributable to the Bag ‘N Save acquisition, which was responsible for a $29.1 million increase in sales as compared to the prior year quarter.  This was partially offset by the effect of the sale and closing of retail stores since the beginning of the second quarter of 2011.  Same store sales decreased 0.3% during the second quarter of 2012.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.

                Retail sales increased 7.3% during year-to-date 2012 as compared to the prior year period.  The increase in Retail sales is primarily attributable to the Bag ‘N Save acquisition, which was responsible for a $29.1 million increase in sales as compared to the prior year period.  This was partially offset by the effect of the sale and closing of retail stores since the beginning of the first fiscal quarter of 2011.  Same store sales decreased 0.8% during year-to-date 2012.

During the second quarters of 2012 and 2011, our corporate store count changed as follows:

	Second quarter 2012	Second quarter 2011
Number of stores at beginning of period	46	52
Acquired stores	12	-
Sold stores	(2)	(4)
Closed stores	-	(2)
Number of stores at end of period	56	46

During year-to-date 2012 and 2011, our corporate store count changed as follows:

	Year-to-date 2012	Year-to-date 2011
Number of stores at beginning of period	46	52
Acquired stores	12	-
Sold stores	(2)	(4)
Closed stores	-	(2)
Number of stores at end of period	56	46

Consolidated Gross Profit

Consolidated gross profit was 8.1% of sales for the second quarter of 2012 as compared to 8.2% of sales for the second quarter of 2011.  Our gross margins were negatively impacted in the second quarter partially due to higher inflation in the prior year quarter resulting in a higher than normal prior year gross margin performance. Partially offsetting this was a favorable impact of 0.5% of sales in the second quarter of 2012 due to a sales mix shift between our business segments between the years.  This was primarily due to the Bag ‘N Save acquisition, which was responsible for a significant increase in Retail segment sales during the second quarter of 2012.  The Retail segment has a higher gross profit margin than the Food Distribution and Military segments.

Consolidated gross profit was 7.9% of sales for year-to-date 2012 as compared to 8.2% of sales for year-to-date 2011.  Our gross margins were negatively impacted during year-to-date 2012 partially due to higher inflation in the prior year period resulting in a higher than normal prior year gross margin performance.  In addition, declines in perishable commodity prices in the current year have also temporarily impacted gross margin performance.  Partially offsetting this was a favorable impact of 0.2% of sales in the second quarter of 2012 due to a sales mix shift between our business segments between the years.  This was primarily due to the Bag ‘N Save acquisition, which was responsible for a significant increase in Retail segment sales during year-to-date 2012.

Gain on Acquisition of a Business

                      A pre-tax gain on the acquisition of a business of $6.6 million was recognized during the second quarter 2012 related to the Bag ’N Save acquisition. The fair value of the identifiable assets acquired net of liabilities assumed of $36.3 million exceeded the purchase price paid for the business of $29.7 million. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate.   As a result, the Company recognized a pre-tax gain of $6.6 million in the second quarter 2012 associated with the acquisition of the Business.  The gain is included in the line item “Gain on acquisition of a business” in the Consolidated Statement of Income.

Goodwill Impairment

During the second quarter we performed an impairment test of goodwill due to market conditions as of the end of our fifth fiscal period.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2011 resulting in a market value significantly lower than the fair value of the business segments.   We recorded a goodwill impairment charge of $132.0 million in the second quarter of fiscal 2012, of which $113.0 million related to our Food Distribution segment and $19.0 million related to our Retail segment.

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A was 5.8% of sales for the second quarter of 2012 as compared to 5.5% of sales for the second quarter of 2011.  Our SG&A margin was negatively impacted by 0.4% of sales in comparison to the prior year quarter due to a sales mix shift between our business segments between the years.  This was primarily due to the Bag ‘N Save acquisition, which was responsible for a significant increase in Retail segment sales during the second quarter of 2012.  The Retail segment has higher SG&A expenses as a percent of sales compared to our other business segments.

Consolidated SG&A was 5.6% of sales for both year-to-date 2012 and year-to-date 2011.  Our SG&A margin was negatively impacted by 0.2% of sales in comparison to the prior year period due to a sales mix shift between our business segments between the years.  This was primarily due to the Bag ‘N Save acquisition, which was responsible for a significant increase in Retail segment sales during year-to-date 2012.  Partially offsetting this, our SG&A margin was positively impacted in comparison to the prior year period due to a $2.0 million non-cash write-down of long-lived assets that occurred in the first quarter of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was $8.4 million for both the second quarter of 2012 and the second quarter of 2011.  Depreciation and amortization expense during the second quarter of 2012 for our Food Distribution segment decreased by $0.6 million as compared to the prior year.  This was offset by a $0.6 million increase for our Military segment, which is primarily the result of our facility in Oklahoma City becoming operational in the first quarter of 2012.

Depreciation and amortization expense was $16.6 million for year-to-date 2012 as compared to $17.0 million for year-to-date 2011.  Depreciation and amortization expense during year-to-date 2012 for our Food Distribution and Retail segments decreased by $1.0 million and $0.4 million, respectively, as compared to the prior year.  This was partially offset by a $1.0 million increase for our Military segment, which is primarily the result of our facility in Oklahoma City becoming operational in the first quarter of 2012.

Interest Expense

Interest expense was $5.5 million for the second quarter of 2012 as compared to $5.4 million for the second quarter of 2011.  Average borrowing levels increased to $367.4 million during the second quarter of 2012 from $350.5 million during the second quarter of 2011.  The effective interest rate was 3.7% for the second quarter of 2012 as compared to 4.1% for the second quarter of 2011.

Interest expense was $10.6 million for year-to-date 2012 as compared to $10.8 million for year-to-date 2011.  Average borrowing levels decreased to $342.8 million during year-to-date 2012 from $356.6 million during year-to-date 2011.  The effective interest rate was 4.0% for year-to-date 2012 as compared to 4.1% for year-to-date 2011.  Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes.  Non-cash interest expense recognized was $1.4 million and $1.3 million for the second quarters of 2012 and 2011, respectively.  Non-cash interest expense recognized was $2.8 million and $2.6 million for the year-to-date periods of 2012 and 2011, respectively.  Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we are required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations.  The effective income tax rate was 25.0% and 39.5% for the second quarters of 2012 and 2011, respectively.  The effective income tax rate was 23.7% and 39.5% for year-to-date 2012 and 2011, respectively.

During the second quarter of 2012, the Company filed claims with and received refunds from various tax authorities.  Accordingly, the Company reported the effect of these discrete events in the second quarter of 2012.  The effective tax rate for the second quarter 2012 is reflective of the results from these refunds of ($0.1) million and $14.4 million related to the goodwill impairment charges and the non-deductible portion thereof.  The effective rate for the second quarter differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.  We estimate the full year effective tax rate for 2012 will be approximately 15.3%, which excludes the potential impact of any additional discrete events.

Net Earnings (Loss)

During the second quarter of 2012, we recorded a net loss of $85.0 million or $6.55 per diluted share as compared to net earnings of $10.1 million, or $0.77 per diluted share, during the second quarter of 2011.  During year-to-date 2012, we recorded a net loss of $79.5 million or $6.14 per diluted share as compared to net earnings of $17.5 million, or $1.35 per diluted share, during year-to-date 2011.  Net earnings in the periods presented in this report were affected by the events included in the discussion above.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	24 Weeks Ended
	June 16,	June 18,	Increase/
(In thousands)	2012	2011	(Decrease)

Net cash provided by (used in) operating activities	$(13,379)	$37,492	(50,871)
Net cash used in investing activities	(41,543)	(34,138)	(7,405)
Net cash provided by (used in) financing activities	55,006	(3,525)	59,531
Net change in cash	$84	$(171)	255

Cash provided by operating activities decreased by $50.9 million during year-to-date 2012 as compared to the prior year.  Inventories increased $33.2 million during year-to-date 2012, as compared to a decrease in inventory of $21.3 million in the prior year period, which contributed $54.5 million to the year-over-year decrease in cash provided by operating activities.  Also contributing to this decrease was a $15.9 million year-over-year decrease in net cash earnings.  This was partially offset by a $18.6 million year-over-year reduction in cash used related to our accounts payable.

Net cash used in investing activities increased by $7.4 million during year-to-date 2012 as compared to the prior year.  Net cash used in investing activities during year-to-date 2012 consisted primarily of $29.7 million to purchase the twelve Bag ‘N Save supermarkets and $9.9 million in other additions to property, plant and equipment.  Net cash used in investing activities during year-to-date 2011 consisted primarily of $33.1 million in additions to property, plant and equipment, of which $27.6 million was related to the purchase of the real estate associated with our military distribution facility in Norfolk, Virginia, which was previously a leased location.

Cash provided by financing activities increased by $58.5 million during year-to-date 2012 as compared to the prior year.  During year-to-date 2012, cash provided by financing activities consisted primarily of proceeds of revolving debt of $39.8 million, proceeds of $16.9 million from mortgage financing related to the Bag ‘N Save acquisition, and increased outstanding checks of $5.9 million partially offset by dividend payments of $4.4 million.  Cash used in financing activities during year-to-date 2011 included dividend payments of $4.4 million and a decrease in outstanding checks of $1.5 million partially offset by proceeds of revolving debt of $4.7 million.

During the remainder of fiscal 2012, we expect that cash flows from operations will be sufficient to meet our working capital needs, with temporary draws on our credit facility during the year to build inventories for certain holidays.  Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.  There can be no assurance, however, that we will continue to generate cash flows at current levels as our business is sensitive to trends in consumer spending at our customer locations and our owned retail food stores, as well as certain factors outside of our control, including, but not limited to, the current and future state of the U.S. and global economy, competition, recent and potential future disruptions to the credit and financial markets in the U.S. and worldwide and continued volatility in food and energy commodities.  Please see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2011, for a more detailed discussion of potential factors that may have an impact on our liquidity and capital resources.

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

                The Revolving Credit Facility has a 5-year term and will be due and payable in full on December 21, 2016. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 1.75% as of June 16, 2012, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

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

                As of June 16, 2012, $231.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  We are currently in compliance with all covenants contained within the Credit Agreement.

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

Notes Payable and Mortgage Notes

                On May 18, 2012, the Company, as guarantor for U Save Foods, Inc., a Nebraska corporation and wholly-owned subsidiary of Nash Finch Company, entered into a seven year $16.9 million term loan facility (‘the Agreement”) with First National Bank of Omaha.  The Agreement is secured by seven corporate-owned retail locations in Nebraska.

Consolidated EBITDA (Non-GAAP Measurement)

 The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the second quarters and year-to-date periods of 2012 and 2011 (amounts in thousands):

	2012	2011	2012	2011
	Second quarter	Second quarter	Year-to-Date	Year-to-Date
Net earnings (loss)	$ (84,968)	10,051	$ (79,514)	17,532
Income tax expense (benefit)	(28,332)	6,563	(24,717)	11,452
Interest expense	5,460	5,355	10,598	10,814
Depreciation and amortization	8,382	8,367	16,586	16,950
EBITDA	(99,458)	30,336	(77,047)	56,748
LIFO charge	420	2,131	602	2,632
Gain on acquisition of a business	(6,639)	-	(6,639)	-
Goodwill impairment	131,991	-	131,991	-
Provision for (recovery of) lease reserves	(33)	159	(33)	607
Asset impairments	-	349	62	349
Net loss (gain) on sale of real estate and other assets	89	(391)	(387)	1,405
Share-based compensation	546	1,372	1,640	2,531
Subsequent cash payments on non-cash charges	(729)	(572)	(1,172)	(1,076)
Consolidated EBITDA	$ 26,187	33,384	$ 49,017	63,196

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

Recoverability of Goodwill

During the second quarter we performed an impairment test of  goodwill due to market conditions as of the end of our fifth fiscal period.  The Company’s market capitalization as calculated using the share price multiplied by the shares outstanding had declined in the second quarter and from fiscal year end 2011, resulting in a market value significantly lower than the fair value of the business segments.  We recorded a goodwill impairment charge of $132.0 million in the second quarter of fiscal 2012, of which $113.0 million related to our Food Distribution segment and $19.0 million related to our Retail segment.  The fair value of the Military segment was higher than its carrying value and did not require any impairment.

The fair value for each reporting unit is determined based on an income approach which incorporates a discounted cash flow analysis which uses significant unobservable inputs, or level 3 inputs, as defined by the fair value hierarchy, and a market approach that utilizes current earnings multiples of comparable publicly-traded companies.  The Company has weighted the valuation of its reporting units at 75% based on the income approach and 25% based on the market approach. The Company believes that this weighting is appropriate since it is often difficult to find other comparable publicly-traded companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

We performed the step two impairment test to calculate the implied fair value of goodwill of the food distribution and retail segments by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) from the fair values calculated in step one. The fair value of net assets were significantly higher than the fair values in step one which resulted in the impairment of goodwill.

Critical Accounting Policies and Estimates

                Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 24 weeks ended June 16, 2012.

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

On April 3, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed the purchase from Bag ‘N Save Inc. of the inventory and equipment assets related to twelve stores which are located in Nebraska, primarily in the Greater Omaha market (“Business”).  The acquisition of the Business represents a material change in the Company’s internal control over financial reporting since management’s last assessment.  We are currently integrating policies, processes, people, technology and operations in relation to the Business.  Management will continue to evaluate our internal control over financial reporting as we execute integration activities and anticipates that it will complete an evaluation as to whether or not to include the Business as a part of management’s next assessment of the Company’s internal control over financial reporting.

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

NASH-FINCH COMPANY
Registrant

Date: July 19, 2012	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: July 19, 2012	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended June 16, 2012

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

