Form 10-Q
period 2012-10-06
NASH FINCH CO
filed 2012-11-15
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended October 6, 2012

or

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

As of November 2, 2012, 12,272,155 shares of Common Stock of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	16 Weeks Ended		40 Weeks Ended
	October 6,	October 8,	October 6,	October 8,
	2012	2011	2012	2011

Sales	$1,496,343	1,471,357	3,647,775	3,670,741
Cost of sales	1,368,698	1,357,669	3,350,613	3,377,487
Gross profit	127,645	113,688	297,162	293,254

Other costs and expenses:
Selling, general and administrative	84,692	79,199	205,904	202,017
Gain on acquisition of a business	-	-	(6,639)	-
Goodwill impairment	-	-	131,991	-
Depreciation and amortization	11,924	10,738	28,510	27,688
Interest expense	8,074	7,014	18,672	17,828
Total other costs and expenses	104,690	96,951	378,438	247,533

Earnings (loss) before income taxes	22,955	16,737	(81,276)	45,721

Income tax expense (benefit)	8,351	6,644	(16,366)	18,096
Net earnings (loss)	$14,604	10,093	(64,910)	27,625

Net earnings (loss) per share:
Basic	$1.13	0.78	(5.01)	2.16
Diluted	$1.12	0.77	(5.01)	2.12

Declared dividends per common share	$0.18	0.18	0.54	0.54

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,962	12,873	12,963	12,780
Diluted	13,040	13,105	12,963	13,056

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(In thousands, except per share amounts)

	16 Weeks			40 Weeks
	Ended			Ended
(In thousands)	October 6, 2012	October 8, 2011		October 6, 2012	October 8, 2011

Net earnings (loss)	$14,604	10,093		(64,910)	27,625
Change in fair value of derivatives, net of tax	-	107	(1)	-	258	(2)
Comprehensive income (loss)	$14,604	10,200		(64,910)	27,883

(1) Net of tax of $69.
(2) Net of tax of $165.

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
	October 6,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash	$1,196	773
Accounts and notes receivable, net	255,977	243,763
Inventories	403,127	308,621
Prepaid expenses and other	11,389	17,329
Deferred tax asset, net	7,240	6,896
Total current assets	678,929	577,382

Notes receivable, net	21,795	23,221
Property, plant and equipment:
Property, plant and equipment	732,925	686,794
Less accumulated depreciation and amortization	(428,822)	(413,695)
Net property, plant and equipment	304,103	273,099

Goodwill	57,516	170,941
Customer contracts and relationships, net	13,683	15,399
Investment in direct financing leases	2,436	2,677
Other assets	18,544	11,049
Total assets	$1,097,006	1,073,768

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$2,177	2,932
Accounts payable	288,627	234,722
Accrued expenses	48,257	61,459
Income taxes payable	266	-
Total current liabilities	339,327	299,113

Long-term debt	371,119	278,546
Capital lease obligations	15,584	15,905
Deferred tax liability, net	8,938	40,671
Other liabilities	32,329	34,910
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares;
issued 13,797 and 13,727 shares, respectively	22,995	22,878
Additional paid-in capital	114,651	118,222
Common stock held in trust	(1,285)	(1,254)
Deferred compensation obligations	1,285	1,254
Accumulated other comprehensive loss	(14,707)	(14,707)
Retained earnings	258,476	330,470
Common stock in treasury; 1,525 and 1,541 shares, respectively	(51,706)	(52,240)
Total stockholders' equity	329,709	404,623
Total liabilities and stockholders' equity	$1,097,006	1,073,768

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	40 Weeks Ended
	October 6, 2012	October 8, 2011
Operating activities:
Net earnings (loss)	$(64,910)	27,625
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on acquisition of a business	(6,639)	-
Depreciation and amortization	28,510	27,688
Amortization of deferred financing costs	962	1,409
Non-cash convertible debt interest	4,736	4,385
Rebateable loans	3,111	2,568
Provision for (recovery of) bad debts	(274)	683
Provision for (recovery of) lease reserves	(33)	631
Deferred income tax expense (benefit)	(32,783)	3,999
Loss (gain) on sale of property, plant and equipment	(1,506)	1,316
LIFO charge	2,040	9,717
Asset impairments	62	363
Impairments of goodwill	131,991	-
Share-based compensation expense (reversal of)	(1,295)	4,292
Deferred compensation	984	646
Other	(187)	(644)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(10,541)	(37,768)
Inventories	(70,609)	(20,973)
Prepaid expenses	(1,051)	(1,835)
Accounts payable	33,450	35,660
Accrued expenses	(14,182)	(2,637)
Income taxes payable	6,975	1,747
Other assets and liabilities	(3,542)	(3,968)
Net cash provided by operating activities	5,269	54,904
Investing activities:
Proceeds from sale of assets	8,690	3,863
Additions to property, plant and equipment	(23,736)	(47,340)
Businesses acquired, net of cash	(78,259)	(1,587)
Loans to customers	(8,715)	(7,285)
Payments from customers on loans	7,765	1,178
Corporate-owned life insurance, net	(837)	(520)
Other	(151)	-
Net cash used in investing activities	(95,243)	(51,691)
Financing activities:
Proceeds from (payments of) revolving debt	69,800	(6,000)
Dividends paid	(6,607)	(6,549)
Proceeds from long-term debt	18,702	-
Payments of long-term debt	(1,260)	(284)
Payments of capitalized lease obligations	(1,924)	(2,256)
Increase in outstanding checks	13,204	12,235
Payments of deferred financing costs	(211)	-
Tax benefit from share-based compensation	66	-
Other	(1,373)	(508)
Net cash provided by (used in) financing activities	90,397	(3,362)
Net increase (decrease) in cash	423	(149)
Cash at beginning of year	773	830
Cash at end of period	$1,196	681

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

October 6, 2012

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

                The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at October 6, 2012, and December 31, 2011, the results of operations for the 16 and 40 weeks ended October 6, 2012 (“third quarter 2012”), and October 8, 2011 (“third quarter 2011”), and cash flows for the 40 weeks ended October 6, 2012 and October 8, 2011.  Adjustments consist only of normal recurring items, except for any items discussed in the notes below.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 3 – Acquisition – No Frills

 On June 25, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed an asset purchase from NF Foods, LLC (“No Frills”) of its eighteen supermarkets, which are located in Nebraska and western Iowa.  The Company acquired the inventory, accounts receivable, equipment and certain other assets of all locations, while assuming obligations for accounts payable and certain other liabilities. The aggregate purchase price paid was $49.3 million in cash.

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

The following table summarizes the fair values of the assets acquired and liabilities of No Frills assumed at the acquisition date:

(in thousands)

Cash and cash equivalents	$441
Accounts receivable	1,893
Inventories	14,771
Prepaid expenses	209
Property, plant and equipment	8,981
Tradename	2,900
Leasehold interest	3,540
Other assets	327
Total identifiable assets acquired	33,062

Accounts payable	3,910
Accrued expenses	1,260
Other long-term liabilities	1,479
Total liabilities assumed	6,649

Net assets acquired	$26,413

          The purchase price of No Frills of $49.3 million exceeded the fair value of the identifiable assets acquired and liabilities assumed of $26.4 million.  As a result, the Company recognized goodwill of $22.9 million in the third quarter 2012 associated with the acquisition of No Frills.  Included in the amounts shown in the table above were $0.5 million in accounts receivable that were due to No Frills from the Company and $2.3 million in accounts payable that were due to the Company from No Frills.  The stated values of the acquired assets and liabilities are preliminary and subject to potential adjustments during our next fiscal quarter.

          The Company recognized $0.6 million of acquisition related costs that were expensed during year-to-date 2012 related to our purchase of certain assets and liabilities from No Frills. These costs are included in the Consolidated Statement of Income under selling, general and administrative expenses.

           The sales of No Frills are included in the Consolidated Statement of Income from the acquisition date to the third quarter ended October 6, 2012 and were $62.0 million.  This was offset by a corresponding $33.4 million decrease in Food Distribution segment sales since No Frills was formerly a Food Distribution customer and these sales are now being reported in the Retail segment.  Although the Company has made reasonable efforts to do so, synergies achieved through the integration of No Frills into the Company's Retail segment, unallocated interest expense and the allocation of shared overhead specific to No Frills cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact that the acquisition of No Frills will have on the Company's net earnings during fiscal 2012. However, please refer to "Note 13-Segment Reporting" of this Form 10-Q for a comparison of the Retail segment sales and profit for the third quarters of fiscal 2012 and 2011.

Note 4 – Acquisition – Bag ‘N Save

On April 3, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed an asset purchase from Bag ‘N Save Inc. of its twelve supermarkets which are located in Omaha and York, Nebraska (“BNS”). The Company acquired the inventory, equipment and certain other assets of all locations and also acquired the real estate associated with six of these locations. The aggregate purchase price paid was $29.7 million in cash.

In accordance with ASC Topic 805, the Company was required to recognize the fair value of the assets acquired and liabilities of BNS assumed.  The following table summarizes such fair values at the acquisition date:

(in thousands)

Inventories	$11,165
Property, plant and equipment	25,570
Other assets	630

Total identifiable assets acquired	37,365

Accrued expenses	1,026
Total liabilities assumed	1,026

Net assets acquired	$36,339

          The fair value of the identifiable assets acquired and liabilities assumed of $36.3 million exceeded the purchase price of BNS of $29.7 million. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a pre-tax gain of $6.6 million in the second quarter 2012 associated with the acquisition of BNS. The gain is included in the line item "Gain on acquisition of a business" in the Consolidated Statement of Income.

          The Company recognized $0.5 million of acquisition related costs that were expensed during year-to-date 2012 related to the acquisition of BNS. These costs are included in the Consolidated Statement of Income under selling, general and administrative expenses.

           The sales of BNS are included in the Consolidated Statement of Income from the acquisition date through the third quarter ended October 6, 2012.  These sales totaled $42.3 million during the third quarter of 2012 and $71.4 million for the entire post-acquisition period.  This was offset by a corresponding $23.7 million decrease in Food Distribution segment sales during the third quarter of 2012 and a $39.8 million decrease for the entire post-acquisition period since BNS was formerly a Food Distribution customer and these sales are now being reported in the Retail segment.  Although the Company has made reasonable efforts to do so, synergies achieved through the integration of BNS into the Company's Retail segment, unallocated interest expense and the allocation of shared overhead specific to BNS cannot be precisely determined. Accordingly, the Company has deemed it impracticable to calculate the precise impact that the acquisition of BNS will have on the Company's net earnings during fiscal 2012. However, please refer to "Note 13-Segment Reporting" of this Form 10-Q for a comparison of the Retail segment sales and profit for the third quarters of fiscal 2012 and 2011.

Note 5 – Inventories

                We use the LIFO method for valuation of a substantial portion of our inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $89.4 million higher on October 6, 2012 and $87.3 million higher on December 31, 2011.  We recorded a LIFO charge of $1.4 million during the third quarter 2012 as compared to a LIFO charge of $7.1 million during the third quarter 2011.  During year-to-date 2012, we recorded a LIFO charge of $2.0 million as compared to a LIFO charge of $9.7 million during year-to-date 2011.

Note 6 – Share-Based Compensation

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  We recognize share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income.  During the third quarter 2012, we recognized a $2.9 million net credit related to share-based compensation versus expense of $1.8 million during the third quarter 2011.  During year-to-date 2012 we recorded a $1.3 million net credit related to share-based compensation as compared to expense of $4.3 million during year-to-date 2011.  The net credit during 2012 related to share-based compensation is due to reductions in estimated payouts for unvested performance units outstanding under the Company’s Long-Term Incentive Plan (“LTIP”).

We have four equity compensation plans under which incentive stock options, non-qualified stock options and other forms of share-based compensation have been, or may be, granted primarily to key employees and non-employee members of the Board of Directors.  These plans include the Amended 2009 Incentive Award Plan (“2009 Plan”), the Amended 2000 Stock Incentive Plan (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan.  These plans are more fully described in Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 under the caption “Footnote 10 – Share-based Compensation Plans” and in our Definitive Proxy Statement on Schedule 14A filed on April 4, 2012.

Since 2005, awards have taken the form of performance units (including share units pursuant to our LTIP, restricted stock units (“RSUs”) and Stock Appreciation Rights (“SARs”)).

Performance units have been granted during each of fiscal years 2005 through 2012 pursuant to our LTIP.  These units vest at the end of a three-year performance period upon achievement of certain performance measures.  On December 31, 2011, the 90,670 units outstanding from the LTIP grants made during fiscal 2009 vested and were cancelled without conversion to shares of common stock because the Company did not achieve the performance metrics of the LTIP for the related performance period.

During year-to-date 2012, a total of 209,693 units were granted pursuant to our LTIP.  Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on a blend of  1) absolute return on net assets and 2) compound annual growth rate for return on net assets as compared to the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.   Compensation expense equal to the grant date fair value (for shares expected to vest) is recorded over the three-year performance period.

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

                As of December 31, 2011, 267,345 SARs with a weighted average base/exercise price per SAR of $38.44 were outstanding and unvested.  No SARs were granted or exercised during fiscal 2012; however, approximately 23,800 SARs were forfeited by a recipient due to termination of employment.  The SARs did not vest because the closing price per share of Nash Finch common stock was below the minimum of $55.00 required for 90 consecutive market days before January 31, 2012.  Therefore, the remaining 243,545 SARs never vested.  The Company wrote-off the related deferred tax asset of approximately $0.8 million with an offsetting entry to paid-in capital during the first quarter of fiscal 2012.

The following table summarizes activity in our share-based compensation plans during year-to-date 2012:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)

Outstanding at December 31, 2011	597.9	0.2	568.2	0.7
Granted	14.7		210.3
Forfeited/cancelled	-		(24.5)
Restrictions lapsed/ units settled	(132.6)		(26.7)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	29.3		7.4
Outstanding at October 6, 2012	509.3	0.1	734.7	0.9
Exercisable/unrestricted at December 31, 2011	468.4		319.9
Exercisable/unrestricted at October 6, 2012	459.6		300.6

(1)        “Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during year-to-date 2012 was $23.03 and $29.19, respectively.

Note 7 – Fair Value Measurements

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

As of October 6, 2012 and December 31, 2011, we are not a party to any financial instruments that would be subject to a fair value measurement.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at October 6, 2012 and December 31, 2011.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes the current maturities of long-term debt, at October 6, 2012, had a carrying value and fair value of $371.1 million and $369.8 million, respectively, and at December 31, 2011, had a carrying value and fair value of $279.1 million and $276.3 million, respectively. The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

For year-to-date 2012 and 2011, asset impairments were $132.1 million and $0.4 million, respectively.  We utilize a discounted cash flow model that incorporates unobservable level 3 inputs to test for long-lived asset impairment.

Note 8 – Long‑term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	October 6, 2012	December 31, 2011

Asset-backed credit agreement:
Revolving credit	$205,200	135,400
Senior subordinated convertible debt, 3.50% due in 2035	147,217	142,481
Notes payable and mortgage notes, variable rate due in various
installments through 2019	18,702	-
Industrial development bonds	-	1,260
Total debt	371,119	279,141
Less current maturities	-	(595)
Long-term debt	$371,119	278,546

Asset-backed Credit Agreement

On December 21, 2011, the Company and its subsidiaries entered into a credit agreement and related security and other agreements with Wells Fargo and the Lenders party thereto (the “Credit Agreement”), providing for a $520.0 million revolving asset-backed credit facility, which includes a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the “Revolving Credit Facility”).  We are required by the Credit Agreement to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve shall increase to $150.0 million on December 15, 2012.  Provided no default is existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 1.75% as of October 6, 2012, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  As of October 6, 2012, $201.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  The Revolving Credit Facility has a 5-year term and will be due and payable in full on December 21, 2016.

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

Senior Subordinated Convertible Debt

To finance a portion of the acquisition of two distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035.  The notes are our unsecured senior subordinated obligations and rank junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility.  See our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 31, 2011, for additional information regarding the notes.

Notes Payable and Mortgage Notes

                On May 18, 2012, the Company, as guarantor for U Save Foods, Inc., a Nebraska corporation and wholly-owned subsidiary of Nash Finch Company, entered into a seven year $16.9 million term loan facility (“the Agreement”) with First National Bank of Omaha.  The Agreement is secured by seven corporate-owned retail locations in Nebraska.

Note 9 – Guarantees

We have guaranteed lease obligations of certain food distribution customers.  In the event these retailers are unable to meet their lease payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their lease obligations ($1.5 million as of October 6, 2012, as compared to $7.9 million in debt and lease obligations as of December 31, 2011), which would be due in accordance with the underlying agreements.  The decrease in outstanding obligations during fiscal 2012 is primarily due to the Company’s acquisition of No Frills, which resulted in the elimination of a $4.6 million guarantee of that former customer’s lease obligations.

For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee.  The maximum undiscounted payments we would be required to make in the event of default under these guarantees is $1.5 million, which is referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under their respective agreements and that it is unlikely payments will be required or losses incurred under the guarantees.  A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.  The amount of this liability is no longer significant due to elimination of the $0.7 million liability associated with the guarantee of the lease obligations of No Frills.

We have also assigned various leases to other entities.  If the assignees become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $8.8 million as of October 6, 2012 as compared to $11.4 million as of December 31, 2011.

Note 10 – Income Taxes

For the third quarter of 2012 and 2011, our income tax expense was $8.4 million and $6.6 million, respectively.  For year-to-date 2012, our income tax benefit was $16.4 million as compared to income tax expense of $18.1 million for year-to-date 2011.

The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.  During the third quarter 2012, the Company filed reports with various taxing authorities which resulted in the refunds of tax payments.   Additionally, the third quarter 2012 and 2011 Company effective tax rate was impacted by the reversal of previously unrecognized tax benefits primarily due to statute of limitations expirations.  The effect of these discrete events in the third quarter 2012 and 2011 were each less than ($0.1) million.  The effective tax rate for fiscal 2012 was also impacted by a $14.4 million second quarter discrete event related to the goodwill impairment and the related non-deductible portion thereof.  For the third quarter of 2012, our effective tax rate was 36.4% as compared to 39.7% for the third quarter of 2011.  For year-to-date 2012, our effective tax rate was 20.1% as compared to 39.6% for year-to-date 2011.

The total amount of unrecognized tax benefits as of the end of the third quarter of 2012 was $2.2 million.  There was no net change in unrecognized tax benefits since June 16, 2012.  The total amount of tax benefits that if recognized would impact the effective tax rate was $0.4 million at the end of the third quarter of 2012.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the third quarter of 2012, we had approximately $0.1 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2008 and prior.

Note 11 – Pension and Other Postretirement Benefits

                The following tables present the components of our pension and postretirement net periodic benefit cost:

16 Weeks Ended October 6, 2012 and October 8, 2011:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011

Interest cost	$629	653	9	11
Expected return on plan assets	(620)	(577)	-	-
Amortization of prior service cost	-	-	-	(7)
Recognized actuarial loss (gain)	262	484	(7)	(5)
Net periodic benefit cost	$271	560	2	(1)

40 Weeks Ended October 6, 2012, and October 8, 2011:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011

Interest cost	$1,571	1,632	22	27
Expected return on plan assets	(1,549)	(1,444)	-	-
Amortization of prior service cost	-	-	-	(16)
Recognized actuarial loss (gain)	655	1,212	(17)	(12)
Net periodic benefit cost	$677	1,400	5	(1)

 Weighted-average assumptions used to determine net periodic benefit cost for the third quarter and year-to-date periods of 2012 and 2011 are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Weighted-average assumptions:
Discount rate	4.35%	5.10%	4.35%	5.10%
Expected return on plan assets	6.00%	6.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

 Total contributions to our pension plan in fiscal 2012 are expected to be $3.1 million.

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

Note 12 – Earnings (Loss) Per Share

            The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Third Quarter Ended		Year-to-Date Ended
(In thousands, except per share amounts)	October 6, 2012	October 8, 2011	October 6, 2012	October 8, 2011

Net earnings (loss)	$14,604	10,093	(64,910)	27,625

Net earnings (loss) per share-basic:
Weighted-average shares outstanding	12,962	12,873	12,963	12,780

Net earnings (loss) per share-basic	$1.13	0.78	(5.01)	2.16

Net earnings (loss) per share-diluted:
Weighted-average shares outstanding	12,962	12,873	12,963	12,780
Shares contingently issuable	78	232	-	276
Weighted-average shares and potential dilutive shares outstanding	13,040	13,105	12,963	13,056

Net earnings (loss) per share-diluted	$1.12	0.77	(5.01)	2.12

                In 2011, SARs were excluded from the calculation of diluted net earnings per share because the exercise price was greater than the market price of the stock and would have been anti-dilutive under the treasury stock method.

The senior subordinated convertible notes due in 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.7224 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of notes (equal to an adjusted conversion price of approximately $47.94 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option.  The notes are only dilutive above their accreted value and for all periods presented the weighted average market price of the Company’s stock did not exceed the accreted value.  Therefore, the notes are not dilutive to earnings per share for any of the periods presented.

                Vested shares deferred by executives and board members are included in the calculation of basic earnings per share.  Other performance units and RSUs granted between 2007 and 2012 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock.  Unvested RSUs are not included in basic earnings per share until vested.

Due to the net loss for the year-to-date period of 2012, the calculation of diluted earnings per share is the same as the calculation of basic earnings per share.  When a separate calculation of diluted earnings per share is made, as it was for the third quarters of 2012 and 2011 and year-to-date period of 2011, all shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable.  Therefore, the performance units were included in diluted earnings per share for the third quarters of 2012 and 2011 and year-to-date period of 2011 at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  For the third quarter of 2012, approximately 31,000 shares related to the LTIP and 47,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 74,000 shares related to the LTIP and 154,000 shares related to RSUs during the third quarter of 2011.  For year-to-date 2011, approximately 60,000 shares related to the LTIP and 214,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS.

Note 13 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The Military segment consists of eight distribution centers that distribute products to military commissaries and exchanges.  Included in the Military distribution center total is our facility in Oklahoma City, Oklahoma, which was purchased during 2010 and became operational during the first quarter of fiscal 2012.  During the third quarter of 2012, we transferred the operations of our Military distribution center in Jessup, Maryland to a larger facility in Landover, Maryland.  Our Food Distribution segment consists of 14 distribution centers that sell to independently operated retail grocery stores, our corporate owned stores and other customers.  As of October 6, 2012, the Retail segment consists of 74 corporate-owned stores that sell directly to the consumer.

A summary of the major segments of the business is as follows:

	Third Quarter Ended
	October 6, 2012			October 8, 2011
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$708,059	-	10,322	709,720	-	14,666
Food Distribution	546,095	126,050	11,191	620,118	72,358	6,177
Retail	242,189	-	7,725	141,519	-	1,790
Eliminations	-	(126,050)	-	-	(72,358)	-
Total	$1,496,343	-	29,238	1,471,357	-	22,633

	Year-to-Date Ended
	October 6, 2012			October 8, 2011
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$1,762,567	-	29,366	1,776,301	-	38,098
Food Distribution	1,403,807	249,713	19,046	1,529,890	182,593	19,731
Retail	481,401	-	10,776	364,550	-	2,934
Eliminations	-	(249,713)	-	-	(182,593)	-
Total	$3,647,775	-	59,188	3,670,741	-	60,763

Reconciliation to Consolidated Statements of Income:

	Third Quarter Ended		Year-to-Date Ended
	October 6,	October 8,	October 6,	October 8,
(In thousands)	2012	2011	2012	2011

Total segment profit	$29,238	22,633	59,188	60,763
Unallocated amounts:
Gain on acquisition of a business	-	-	6,639	-
Goodwill impairment	-	-	(131,991)	-
Interest	(6,283)	(5,896)	(15,112)	(15,042)
Earnings (loss) before income taxes	$22,955	16,737	(81,276)	45,721

Note 14 – Legal Proceedings

                We are engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

Note 15 – Subsequent Event

                On November 1, 2012, the Company announced the decision to close our distribution center in Cedar Rapids, Iowa, effective December 31, 2012.  This distribution center is part of our Food Distribution segment and primarily services independent retailers in the upper Midwest region of the United States.  During the fourth quarter of 2012, we will transition these customers to be serviced out of our Omaha, Nebraska and St. Cloud, Minnesota distribution centers.  Severance and related transition costs will be recorded during the fourth quarter of 2012.

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

Overview

In terms of revenue, we are the largest food distributor serving military commissaries and exchanges in the United States.  Our core businesses include distributing food to military commissaries and independent grocery retailers.  Our business consists of three primary operating segments: Military Food Distribution (“Military”), Food Distribution and Retail.

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

•         Implement cost reduction and profit improvement initiatives; and

•         Identify and integrate acquisitions that support our strategic plan.

Our Military segment contracts with manufacturers to distribute a wide variety of food products to military commissaries and exchanges located in the United States and the District of Columbia, and in Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain.  We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.  During the third quarter of fiscal 2010, we purchased a facility in Oklahoma City, Oklahoma for expansion of our Military business.  This facility became operational during the first quarter of fiscal 2012.  During the third quarter of 2012, we transferred the operations of our Military distribution center in Jessup, Maryland to a larger facility in Landover, Maryland.  The new facility in Landover is approximately 367,000 square feet and is a leased facility.

Our Food Distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 14 distribution centers to corporate-owned retail locations and approximately 1,400 independent retail locations located in 29 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States.

Our Retail segment operated 74 corporate-owned grocery stores primarily in the Upper Midwest as of October 6, 2012.  During the third quarter of 2012, we acquired eighteen No Frills® supermarkets located in Nebraska and western Iowa.  During the second quarter of 2012, we acquired twelve Bag ‘N Save® supermarkets located in Omaha and York, Nebraska. This expansion of the Retail segment was offset by the sale of two stores since the end of the second quarter of 2011. We are implementing initiatives of varying scope and duration with a view toward improving our financial performance. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance. During the third quarter of 2012, we converted two of our existing retail stores to our Family Fresh Market® format. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets associated with our Retail segment, and may incur restructuring or other charges in connection with closure or sales activities. The Retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our Food Distribution and Military segments. Thus, changes in sales of the Retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our Food Distribution and Military segments.

Results of Operations

Sales

The following tables summarize our sales activity for the 16 weeks ended October 6, 2012 (“third quarter 2012”) compared to the 16 weeks ended October 8, 2011 (“third quarter 2011”) and the 40 weeks ended October 6, 2012 (“year-to-date 2012”) compared to the 40 weeks ended October 8, 2011 (“year-to-date 2011”):

	Third quarter 2012		Third quarter 2011		Increase/ (Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$708,059	47.3%	709,720	48.2%	(1,661)	(0.2%)
Food Distribution	546,095	36.5%	620,118	42.1%	(74,023)	(11.9%)
Retail	242,189	16.2%	141,519	9.6%	100,670	71.1%
Total Sales	$1,496,343	100.0%	1,471,357	100.0%	24,986	1.7%

	Year-to-date 2012		Year-to-date 2011		Increase/ (Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$1,762,567	48.3%	1,776,301	48.4%	(13,734)	(0.8%)
Food Distribution	1,403,807	38.5%	1,529,890	41.7%	(126,083)	(8.2%)
Retail	481,401	13.2%	364,550	9.9%	116,851	32.1%
Total Sales	$3,647,775	100.0%	3,670,741	100.0%	(22,966)	(0.6%)

Total Company sales increased 1.7% during the third quarter of 2012 as compared to the prior year quarter.  The acquisition of eighteen No Frills® supermarkets during the third quarter of 2012 and the acquisition of twelve Bag ‘N Save® supermarkets during the second quarter of 2012 resulted in a $104.3 million increase in Retail segment sales, partially offset by a $57.1 million decrease in Food Distribution segment sales due to the sales to those former Food Distribution customers now being reported in the Retail segment. After adjusting for the effect of these acquisitions and other factors impacting comparability of sales, total Company comparable sales declined 1.4% during the third quarter of 2012.

Total Company sales declined 0.6% during year-to-date 2012 as compared to the prior year period.  The No Frills® and Bag ‘N Save® acquisitions resulted in a $133.4 million increase in Retail segment sales, partially offset by a $73.2 million decrease in Food Distribution segment sales. Adjusted for the effect of these acquisitions and other factors impacting comparability of sales, primarily the sale and closing of retail stores, total Company comparable sales declined 1.9% during year-to-date 2012.

Military segment sales decreased 0.2% during the third quarter of 2012 as compared to the prior year quarter.  During the third quarter of 2012, a larger portion of Military sales were made on a consignment basis, which are included in our reported sales on a net basis.  The year-over-year increase in consignment sales was $5.6 million in the third quarter of 2012.  Including the impact of consignment sales, comparable Military sales increased 0.5% in the third quarter of 2012 as compared to the prior year quarter.  Overseas sales increased by 6.9%, while domestic sales decreased by 1.8% as compared to the prior year quarter.

Military segment sales decreased 0.8% during year-to-date 2012 as compared to the prior year period.  During year-to-date 2012, a larger portion of Military sales were made on a consignment basis, which are included in our reported sales on a net basis.  The year-over-year increase in consignment sales was $8.2 million during year-to-date 2012.  Including the impact of consignment sales, comparable Military sales decreased 0.3% during year-to-date 2012 as compared to the prior year period.  Overseas sales decreased by 0.6%, while domestic sales decreased by 0.8% as compared to the prior year period.

Domestic and overseas sales represented the following percentages of Military segment sales:

	Third Quarter		Year-to-date
	2012	2011	2012	2011
Domestic	80.8%	82.1%	82.3%	82.3%
Overseas	19.2%	17.9%	17.7%	17.7%

Food Distribution sales decreased 11.9% during the third quarter of 2012 as compared to the prior year quarter.  This was primarily due to the effect of our recent acquisitions, which resulted in a $57.1 million decrease in Food Distribution segment sales, since sales to those former Food Distribution customers are now reported in the Retail segment sales.  Excluding the impact of these acquisitions, Food Distribution sales decreased 2.7% compared to the prior year quarter.  This decrease was attributable to a reduction in sales to existing customers, as well as prior year sales to lost customers exceeding new account gains reflected in current year sales.

Food Distribution sales decreased 8.2% during year-to-date 2012 as compared to the prior year period.  Our recent acquisitions were responsible for $73.2 million of the year-over-year decrease in sales.  Excluding the impact of these acquisitions, Food Distribution sales decreased 3.5% compared to the prior year period.  This decrease was attributable to a reduction in sales to existing customers, as well as prior year sales to lost customers exceeding new account gains reflected in current year sales.

Retail sales increased 71.1% during the third quarter of 2012 as compared to the prior year quarter.  The increase in Retail sales is primarily attributable to our recent acquisitions, which were responsible for a $104.3 million increase in sales as compared to the prior year quarter.  Same store sales decreased 1.3% during the third quarter of 2012.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.

                Retail sales increased 32.1% during year-to-date 2012 as compared to the prior year period.  The increase in Retail sales is primarily attributable to our recent acquisitions, which were responsible for a $133.4 million increase in sales as compared to the prior year period.  This was partially offset by the effect of the sale and closing of retail stores since the beginning of the first fiscal quarter of 2011.  Same store sales decreased 1.0% during year-to-date 2012.

During the third quarters of 2012 and 2011, our corporate store count changed as follows:

	Third quarter 2012	Third quarter 2011
Number of stores at beginning of period	56	46
Acquired stores	18	-
Sold stores	-	-
Closed stores	-	-
Number of stores at end of period	74	46

During year-to-date 2012 and 2011, our corporate store count changed as follows:

	Year-to-date 2012	Year-to-date 2011
Number of stores at beginning of period	46	52
Acquired stores	30	-
Sold stores	(2)	(4)
Closed stores	-	(2)
Number of stores at end of period	74	46

Consolidated Gross Profit

Consolidated gross profit was 8.5% of sales for the third quarter of 2012 as compared to 7.7% of sales for the third quarter of 2011.  Our gross margins were favorably impacted by 1.3% of sales in the third quarter due to a sales mix shift between our business segments between the years.  This was primarily due to our recent acquisitions, which were responsible for a significant increase in Retail segment sales during the third quarter of 2012.  The Retail segment has a higher gross profit margin than the Food Distribution and Military segments.  Partially offsetting this was a negative impact from higher inflation in the prior year quarter, which resulted in a higher than normal prior year gross margin performance.

Consolidated gross profit was 8.1% of sales for year-to-date 2012 as compared to 8.0% of sales for year-to-date 2011.  Our gross margins were favorably impacted by 0.6% of sales during year-to-date 2012 due to a sales mix shift between our business segments between the years.  This was primarily due to our recent acquisitions, which were responsible for a significant increase in Retail segment sales during year-to-date 2012.  Partially offsetting this was a negative impact from higher inflation in the prior year period, which resulted in a higher than normal prior year gross margin performance.  In addition, declines in perishable commodity prices in the current year have also temporarily impacted gross margin performance.

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

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A was 5.7% of sales for the third quarter of 2012 as compared to 5.4% of sales for the third quarter of 2011.  Our SG&A margin was negatively impacted by 1.2% of sales in comparison to the prior year quarter due to a sales mix shift between our business segments between the years.  This was primarily due to our recent acquisitions, which were responsible for a significant increase in Retail segment sales during the third quarter of 2012.  The Retail segment has higher SG&A expenses as a percent of sales compared to our other business segments.  Partially offsetting this, our SG&A margin was positively impacted in comparison to the prior year period due to lower incentive plan expenses.

Consolidated SG&A was 5.6% of sales for year-to-date 2012 as compared to 5.5% of sales for year-to-date 2011.  Our SG&A margin was negatively impacted by 0.6% of sales in comparison to the prior year period due to a sales mix shift between our business segments between the years.  This was primarily due to our recent acquisitions, which were responsible for a significant increase in Retail segment sales during year-to-date 2012.  Partially offsetting this, our SG&A margin was positively impacted in comparison to the prior year period due to lower incentive plan expenses and a $2.0 million non-cash write-down of long-lived assets that occurred in the first quarter of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was $11.9 million for the third quarter of 2012 as compared to $10.7 million for the third quarter of 2011.  Depreciation and amortization expense during the third quarter of 2012 for our Retail segment increased by $1.2 million as compared to the prior year, which was primarily the result of our recent acquisitions in 2012.  Depreciation and amortization expense for our Military segment increased by $0.7 during the third quarter of 2012 as compared to the prior year, primarily due to our facility in Oklahoma City becoming operational in the first quarter of 2012.  This was partially offset by a $0.8 million decrease for our Food Distribution segment as compared to the prior year.

Depreciation and amortization expense was $28.5 million for year-to-date 2012 as compared to $27.7 million for year-to-date 2011.  Depreciation and amortization expense during year-to-date 2012 for our Military segment increased by $1.7 million, primarily due to our facility in Oklahoma City becoming operational in the first quarter of 2012.  Depreciation and amortization expense during year-to-date 2012 for our Retail segment increased by $0.8 million as compared to the prior year, which was primarily the result of our recent acquisitions in 2012.  This was partially offset by a $1.7 million decrease for our Food Distribution segment as compared to the prior year.

Interest Expense

Interest expense was $8.1 million for the third quarter of 2012 as compared to $7.0 million for the third quarter of 2011.  Average borrowing levels increased to $399.9 million during the third quarter of 2012 from $321.4 million during the third quarter of 2011, primarily due to our recent acquisitions.  The effective interest rate was 3.6% for the third quarter of 2012 as compared to 4.3% for the third quarter of 2011.

Interest expense was $18.7 million for year-to-date 2012 as compared to $17.8 million for year-to-date 2011.  Average borrowing levels increased to $365.7 million during year-to-date 2012 from $342.5 million during year-to-date 2011, primarily due to our recent acquisitions.  The effective interest rate was 3.8% for year-to-date 2012 as compared to 4.2% for year-to-date 2011.  Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes.  Non-cash interest expense recognized was $1.9 million and $1.8 million for the third quarters of 2012 and 2011, respectively.  Non-cash interest expense recognized was $4.7 million and $4.4 million for the year-to-date periods of 2012 and 2011, respectively.  Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we are required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations.  The effective income tax rate was 36.4% and 39.7% for the third quarters of 2012 and 2011, respectively.  The effective income tax rate was 20.1% and 39.6% for year-to-date 2012 and 2011, respectively.

During the third quarter of 2012, the Company filed claims with and received refunds from various tax authorities.  Accordingly, the Company reported the effect of these discrete events in the third quarter of 2012.  The effective tax rate for the third quarter 2012 is reflective of the results from these refunds of less than ($0.1) million.  The effective rate for the third quarter differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.  We estimate the full year effective tax rate for 2012 will be approximately 17.6%, which excludes the potential impact of any additional discrete events.

Net Earnings (Loss)

During the third quarter of 2012, we recorded net earnings of $14.6 million or $1.12 per diluted share as compared to net earnings of $10.1 million, or $0.77 per diluted share, during the third quarter of 2011.  During year-to-date 2012, we recorded a net loss of $64.9 million or $5.01 per diluted share as compared to net earnings of $27.6 million, or $2.12 per diluted share, during year-to-date 2011.  Net earnings in the periods presented in this report were affected by the items included in the discussion above.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	40 Weeks Ended
( In thousands )	October 6, 2012	October 8, 2011	Increase/(Decrease)
Net cash provided by operating activities	$5,269	54,904	(49,635)
Net cash used in investing activities	(95,243)	(51,691)	(43,552)
Net cash provided by (used in) financing activities	90,397	(3,362)	93,759
Net change in cash	$423	(149)	572

Cash provided by operating activities decreased by $49.6 million during year-to-date 2012 as compared to the prior year.  Inventories increased $70.6 million during year-to-date 2012, as compared to an increase in inventory of $21.0 million in the prior year period, which contributed $49.6 million to the year-over-year decrease in cash provided by operating activities.  Also contributing to this decrease was a $19.9 million year-over-year decrease in net cash earnings and a $11.5 million year-over-year decrease in accrued expenses.  This was partially offset by a $27.2 million year-over-year reduction in cash used related to our accounts and notes receivable.

Net cash used in investing activities increased by $43.6 million during year-to-date 2012 as compared to the prior year.  Net cash used in investing activities during year-to-date 2012 consisted primarily of $49.3 million to purchase the eighteen No Frills® supermarkets, $29.7 million to purchase the twelve Bag ‘N Save® supermarkets and $23.7 million in other additions to property, plant and equipment. Net cash used in investing activities during year-to-date 2011 consisted primarily of $47.3 million in additions to property, plant and equipment, of which $27.6 million was related to the purchase of the real estate associated with our military distribution facility in Norfolk, Virginia, which was previously a leased location, and $10.3 million was related to construction costs for the Oklahoma City military distribution center which became operational during 2012..

Cash provided by financing activities increased by $93.8 million during year-to-date 2012 as compared to the prior year.  During year-to-date 2012, cash provided by financing activities consisted primarily of proceeds of revolving debt of $69.8 million, proceeds of $18.7 million from mortgage financing related to the financing of eight retail locations, and increased outstanding checks of $13.2 million partially offset by dividend payments of $6.6 million.  Cash used in financing activities during year-to-date 2011 included dividend payments of $6.5 million and payments of revolving debt of $6.0 million partially offset by an increase in outstanding checks of $12.2 million.

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

Asset-backed Credit Agreement

                On December 21, 2011, the Company and its subsidiaries entered into a credit agreement and related security and other agreements with Wells Fargo and the Lenders party thereto (the “Credit Agreement”), providing for a $520.0 million revolving asset-backed credit facility, which includes a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the “Revolving Credit Facility”).  We are required by the Credit Agreement to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve shall increase to $150.0 million on December 15, 2012.  Provided no default is existing or would arise, we may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.

                The Revolving Credit Facility has a 5-year term and will be due and payable in full on December 21, 2016. We can elect, at the time of borrowing, for loans to bear interest at a rate equal to the base rate, as defined in the credit agreement, or LIBOR plus a margin. The LIBOR interest rate margin was 1.75% as of October 6, 2012, and can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00% based on the excess availability, which is defined in the credit agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.

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

                As of October 6, 2012, $201.2 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.6 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  We are currently in compliance with all covenants contained within the Credit Agreement.

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

Notes Payable and Mortgage Notes

                On May 18, 2012, the Company, as guarantor for U Save Foods, Inc., a Nebraska corporation and wholly-owned subsidiary of Nash Finch Company, entered into a seven year $16.9 million term loan facility (‘the Agreement”) with First National Bank of Omaha.  The Agreement is secured by seven owned retail locations in Nebraska.

Consolidated EBITDA (Non-GAAP Measurement)

The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the third quarters and year-to-date periods of 2012 and 2011 (amounts in thousands):

	2012	2011	2012	2011
	Third quarter	Third quarter	Year-to-Date	Year-to-Date
Net earnings (loss)	$ 14,604	10,093	$ (64,910)	27,625
Income tax expense (benefit)	8,351	6,644	(16,366)	18,096
Interest expense	8,074	7,014	18,672	17,828
Depreciation and amortization	11,924	10,738	28,510	27,688
EBITDA	42,953	34,489	(34,094)	91,237
LIFO charge	1,438	7,085	2,040	9,717
Gain on acquisition of a business	-	-	(6,639)	-
Goodwill impairment	-	-	131,991	-
Provision for (recovery of) lease reserves	-	24	(33)	631
Asset impairments	-	13	62	362
Net loss (gain) on sale of real estate and other assets	(1,119)	(106)	(1,506)	1,299
Share-based compensation expense (reversal of)	(2,935)	1,761	(1,295)	4,292
Subsequent cash payments on non-cash charges	(616)	(650)	(1,788)	(1,726)
Consolidated EBITDA	$ 39,721	42,616	$ 88,738	105,812

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

Critical Accounting Policies and Estimates

                Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 40 weeks ended October 6, 2012.

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

ITEM 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Except as set forth below, there was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 3, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed the purchase from BNS of the inventory and equipment assets related to twelve stores which are located in Nebraska, primarily in the Greater Omaha market.  In addition to this acquisition, on June 25, 2012, U Save Foods, Inc. completed an asset purchase from No Frills of its eighteen supermarkets which are located in Nebraska and western Iowa.  The acquisition of these businesses represents a material change in the Company’s internal control over financial reporting since management’s last assessment.  We are currently integrating policies, processes, people, technology and operations in relation to these businesses.  Management believes that financial information related to the acquired businesses is fairly presented in all material respects, however, for fiscal 2012, the acquired businesses are being excluded from the Company’s internal control assessment.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        None

ITEM 3.  Defaults Upon Senior Securities

                None

ITEM 4.  Mine Safety Disclosures

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

31.3	Rule 13a-14(a) Certification of the Chief Accounting Officer/Controller

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension calculation

101.DEF	XBRL Extension Definitions

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: November 15, 2012	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

Date: November 15, 2012	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President and Chief Financial Officer

Date: November 15, 2012	by /s/ Peter J. O’Donnell
Peter J. O’Donnell
Chief Accounting Officer/Controller

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended October 6, 2012

Exhibit No.	Item	Method of Filing

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

31.3	Rule 13a-14(a) Certification of the Chief Accounting Officer/Controller	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension calculation	Filed herewith
101.DEF	XBRL Extension Definitions	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith