Form 10-K
period 2012-12-29
NASH FINCH CO
filed 2013-02-28
CIK 69671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

           Washington, D.C. 20549

  FORM 10‑K

X                            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 29, 2012

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

Yes [   ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 16, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $245,860,436, based on the last reported sale price of $20.11 on that date on NASDAQ.

As of February 13, 2013, 12,273,802 shares of Common Stock of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on April 24, 2013 (the “2013 Proxy Statement”) are incorporated by reference into Part III of this report, as specifically set forth in Part III.

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

Forward-Looking Information

 This report, including the information that is or will be incorporated by reference into this report, contains forward-looking statements that relate to trends and events that may affect our future financial position and operating results.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The statements in this report that are not historical in nature, particularly those that use terms such as "may," "will," "should," "likely," "expect," "anticipate," "estimate," "believe" or "plan," or comparable terminology, are forward‑looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward‑looking statements.  Important factors known to us that could cause material differences include the following:

•   the effect of traditional and alternative format competition on our food distribution, military and retail businesses;

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

•   changes in consumer buying and spending patterns including a shift to non-traditional retail channels;

•   our ability to identify and execute plans to expand our food distribution, military and retail operations;

•   possible changes in the military commissary system, including those stemming from the redeployment of forces, congressional action, changes in funding levels, or the effects of mandated reductions in or sequestration of government expenditures;

•   our ability to identify and execute plans to maintain the competitive position of our retail operations;

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

•   limitations on financial and operating flexibility due to debt levels and debt instrument covenants and ability to access capital to support capital spending and growth opportunities;

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

ITEM 1.                BUSINESS

Overview

                Originally established in 1885 and incorporated in 1921, we are the largest food distributor serving military commissaries and exchanges in the United States, in terms of revenue. Our core businesses include distributing food to military commissaries and independent grocery retailers, and distributing to and operating our corporate-owned retail stores.  Our sales in fiscal 2012 were approximately $4.8 billion. Our business currently consists of three primary operating segments: Military Food Distribution (“Military”), Food Distribution and Retail. Financial information about our business segments for the three most recent fiscal years is contained in Part II, Item 8 of this report under Note (18) – “Segment Information” in the Notes to Consolidated Financial Statements.

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

  Supply chain services focused on supporting our business segments with warehouse management, inbound and outbound transportation management and customized solutions for each business segment;
  Growing the Military segment through acquisition and expansion of our distribution network, as well as creating warehousing and transportation cost efficiencies;
  Providing our independent retail customers with a high level of order fulfillment, broad product selection including leveraging the Our Family® and Nash Brothers Trading Company™ brands, support services emphasizing best-in-class offerings in marketing, advertising,merchandising, store design and construction, market research, retail store support, retail pricing and license agreement opportunities; and
  Retail formats designed to appeal to the needs of today’s consumers.

                During fiscal 2012, we continued expansion activities associated with our Military business, including the integration of our new facility in Oklahoma City, Oklahoma into our distribution network during the first quarter of 2012, as well as transferring the operations of our Military distribution center in Jessup, Maryland to a larger facility in Landover, Maryland during the third quarter of 2012.  We also expanded our Retail segment, with the acquisition of twelve Bag ‘N Save® supermarkets located in Omaha and York, Nebraska during the second quarter of 2012, and the acquisition of eighteen No Frills® supermarkets located in Nebraska and western Iowa during the third quarter of 2012.

                Additional description of our business is found in Part II, Item 7 of this report.

Military Segment

Our Military segment sells and distributes grocery products primarily to U.S. military commissaries and exchanges.  We are the largest distributor, by revenue, in this market.  On December 1, 2009, we purchased a facility in Columbus, Georgia, which began servicing military commissaries and exchanges in the third quarter of fiscal 2010.  During the third quarter of fiscal 2010, we purchased a facility in Bloomington, Indiana and two adjacent facilities in Oklahoma City, Oklahoma for expansion of our Military business.  The Bloomington, Indiana facility became operational during the fourth quarter of fiscal 2010, while the renovated Oklahoma City, Oklahoma facility became operational during the first quarter of fiscal 2012.  During the third quarter of fiscal 2012, we transferred the operations of our Military distribution center in Jessup, Maryland to a larger facility in Landover, Maryland.

The products we distribute are delivered to 174 military commissaries and over 400 exchanges located in 37 states across the United States and the District of Columbia, Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain.  Our distribution centers are strategically located among the largest concentration of military bases in the areas we serve and near Atlantic ports used to ship grocery products to overseas commissaries and exchanges. Our Military segment has an outstanding reputation as a distributor focused on U.S. military commissaries and exchanges, based in large measure on our excellent service metrics, which include fill rate, on-time delivery and shipping accuracy.

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

We have approximately 600 distribution contracts with manufacturers that supply products to the DeCA commissary system and various exchange systems.  These contracts generally have an indefinite term, but may be terminated by either party without cause upon 30 days prior written notice to the other party.  The contracts typically specify the commissaries and exchanges we are to supply on behalf of the manufacturer, the manufacturer’s products to be supplied, service and delivery requirements and pricing and payment terms.  Our ten largest manufacturer customers represented approximately 39% of the Military segment’s fiscal 2012 sales.

                As commissaries need to be restocked, DeCA identifies each manufacturer with which an order is to be placed for additional products, determines which distributor is the manufacturer’s official representative for a particular commissary or exchange location, and places a product order with that distributor under the auspices of DeCA’s master contract with the applicable manufacturer.  The distributor selects that product from its existing inventory, delivers it to the commissary or commissaries designated by DeCA, and bills the manufacturer for the product shipped.  The manufacturer then bills DeCA under the terms of its master contract.  Overseas commissaries are serviced in a similar fashion, except that a distributor’s responsibility is to deliver products as and when needed to the port designated by DeCA, which in turn bears the responsibility for shipping the product to the applicable commissary or overseas warehouse.

                After we ship a particular manufacturer’s products to commissaries in response to an order from DeCA, we invoice the manufacturer for the product price plus a service and or drayage fee that is typically based on a percentage of the purchase price, but may in some cases be based on a dollar amount per case or pound of product sold.  Our order handling and invoicing activities are facilitated by a procurement and billing system developed specifically for the military business, which addresses the unique aspects of its business, and provides our manufacturer customers with a web-based, interactive means of accessing critical order, inventory and delivery information.

Food Distribution Segment

                Our Food Distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 13 distribution centers to approximately 1,500 independent retail locations and corporate-owned retail stores located in 31 states across the United States.  Our customers are relatively diverse with the largest customer, excluding our corporate-owned stores, consisting of a consortium of stores representing 6.4%, and the next largest customer representing 5.0% of our fiscal 2012 food distribution sales.  No other customer represents greater than 5.0% of our food distribution business.  Our ten largest independent customers represented approximately 37% of the Food Distribution segment’s fiscal 2012 sales.

                Our distribution centers are strategically located to efficiently serve our independent customers and our corporate-owned stores.  The distribution centers are equipped with modern materials handling equipment for receiving, storing and shipping merchandise and are designed for high volume operations at low unit costs.  We continue to implement operating initiatives to enhance productivity and expand profitability while providing a higher level of service to our distribution customers.  Our distribution centers have varying levels of available capacity giving us enough flexibility to service additional customers by leveraging our existing fixed cost base, which can enhance our profitability.

                Depending upon the size of the distribution center and the profile of the customers served, our distribution centers typically carry a full line of national brand and private label grocery products and perishable food products.Non-food items and specialty grocery products are distributed from two of our distribution centers located in Bellefontaine, Ohio and Sioux Falls, South Dakota.  We currently operate a fleet of tractors and semi-trailers that deliver the majority of our products to our customers.

                Our retailers order their inventory at regular intervals through direct linkage with our information systems. Our Food Distribution sales are made on a market price plus fee and freight basis,with the fee based on the type of commodity and quantity purchased. We adjust our selling prices based on the latest market information, and our freight policy contains a fuel surcharge clause that allows us to mitigate the impact of rising fuel costs.

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

As of the end of fiscal 2012 and 2011, 62% and 60% of Food Distribution revenues, respectively, were from customers with whom we had entered into long-term supply agreements or from our corporate-owned retail stores. The length of our long-term supply agreements typically ranges from 5 to 7 years. These agreements also may contain provisions that give us the opportunity to purchase customers’ independent retail businesses before being offered to any third party.

We also provide financial assistance to our food distribution customers, primarily in connection with new store development or the upgrading and expansion of existing stores.  As of December 29, 2012, we had loans, net of reserves, of $28.3 million outstanding to 42 of our food distribution customers, and had guaranteed outstanding lease obligations of certain food distribution customers in the amount of $1.4 million.  We also, in the normal course of business, sublease retail properties and assign retail property leases to third parties.  As of December 29, 2012, the present value of our maximum contingent liability exposure, with respect to the subleases and assigned leases was $15.1 million and $8.3 million, respectively.

                We distribute products to independent stores that carry the IGA® 1 banner and our proprietary Food Pride® banner.  We encourage our independent customers to join one of these banner groups to receive many of the same marketing programs and procurement efficiencies available to grocery store chains while allowing them to maintain their flexibility and autonomy as independents.  To use either of these banners, these independents must comply with applicable program standards.  As of December 29, 2012, we served 95 retail stores under the IGA  banner and 42 retail stores under our Food Pride banner.

Retail Segment

                Our Retail segment is made up of 75 corporate-owned grocery stores, located primarily in the Upper Midwest, in the states of Colorado, Iowa, Minnesota, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.  Our corporate-owned stores principally operate under the Family Fresh Market®, Sun Mart®, Econofoods®, Bag ‘N Save®, No Frills®,  AVANZA®, Family Thrift Center®, Pick ‘n Save®, Prairie Market™, Wholesale Food Outlet™, and Germantown Fresh Market™  banners. Our stores are typically located close to our distribution centers in order to create certain operating and logistical efficiencies.  During the second quarter of 2012, we acquired twelve Bag ‘N Save® supermarkets located in Omaha and York, Nebraska.  During the third quarter of 2012, we acquired eighteen No Frills® supermarkets located in Nebraska and western Iowa.  This expansion of the Retail segment, including the addition of one store in the fourth quarter of 2012, was offset by the sale of two stores since the end of fiscal 2011.

                Our grocery stores offer a wide variety of high quality grocery products and services.  Many have specialty departments such as fresh meat counters, delicatessens, bakeries, pharmacies, banking services and floral departments. The stores also provide services such as check cashing, fax services and money transfers. We emphasize outstanding customer service and have created our G.R.E.A.T. (Greet, React, Escort, Anticipate and Thank) Customer Service Program to train every associate (employee) on the core elements of providing exceptional customer service.  “The  Fresh Place®” concept within our grocery stores is an umbrella banner that emphasizes our high quality perishable products, such as fresh produce, deli, meats, seafood, baked goods and takeout foods for today’s busy consumer.

Competition

Military Segment

                We are one of five distributors with annual sales into the DeCA commissary system in excess of $100 million that distributes products via the frequent delivery system.  The remaining distributors that supply DeCA tend to be smaller, regional and local providers.  In addition, manufacturers contract with others to deliver certain products, such as baking supplies, produce, deli items, soft drinks and snack items, directly to DeCA commissaries and service exchanges.  Because of the narrow margins in this industry, it is of critical importance for distributors to achieve economies of scale, which is typically a function of the density or concentration of military bases within the geographic market(s) a distributor serves, and the distributor’s share of that market.  As a result, no single distributor in this industry, by itself, has a nationwide presence.  Rather, distributors tend to concentrate on specific regions, or areas within specific regions, where they can achieve critical mass and utilize warehouse and distribution facilities efficiently.  In addition, distributors that operate larger non-military specific distribution businesses tend to compete for DeCA commissary business in areas where such business would enable them to more efficiently utilize the capacity of their existing distribution centers.  We believe the principal competitive factors among distributors within this industry are customer service, price, operating efficiencies, reputation with DeCA and location of distribution centers.  We believe our competitive position is very strong with respect to all these factors within the geographic areas where we compete.

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

1 IGA®is a registered trademark of IGA, Inc.

Continuing our quality service by focusing on key metrics such as our on-time delivery rate, fill rate, order accuracy and customer service is essential in maintaining our competitive advantage.  During fiscal 2012, our distribution centers had an on-time delivery rate, defined as being within ½ hour of our committed delivery time, of 97.6%; and a fill rate, defined as the percentage of cases shipped relative to the number of cases ordered, of 96.6%.  We believe we are an industry leader with respect to these key metrics.

                Retail Segment

                Our Retail segment is highly competitive.  We compete with many organizations of various sizes, ranging from national and regional chains that operate a variety of formats (such as supercenters, supermarkets, extreme value food stores and membership warehouse club stores) to local grocery store chains and privately owned unaffiliated grocery stores.  Although our target geographic markets have a relatively low presence of national and multi-regional grocery store chains, we face competition from supercenters and regional chains in most of these markets. Depending upon the market, we compete based on price, quality and assortment, store appeal (including store location and format), sales promotions, advertising, service and convenience.  We believe our ability to provide convenience, outstanding perishable execution and exceptional customer service are particularly important factors in achieving competitive success.

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

Trademarks and Servicemarks

                We own or license a number of trademarks, tradenames and servicemarks that relate to our products and services, including those mentioned in this report. We consider our trademarks, tradenames and servicemarks to be of material value to the business conducted by our Food Distribution and Retail segments. These marks include, but are not limited to, Our Family, Nash Brothers Trading Company, Family Fresh Market, No Frills, Bag ‘N Save, Econofoods, and Economart. We actively defend and enforce our trademarks, tradenames and servicemarks.

Employees

                As of December 29, 2012, we employed 8,134 persons, of whom 4,685 were employed on a full-time basis and 3,449 employed on a part-time basis.  Of our total number of employees, 463 were represented by unions under collective bargaining agreements (5.7% of all employees) and consisted primarily of warehouse personnel and drivers in our Ohio and Indiana distribution centers. We have 286 employees (3.5% of all employees) who are covered by a collective bargaining agreement that will expire within one year.  We consider our employee relations to be good.

Available Information

                Our internet website is www.nashfinch.com.  The references to our website in this report are inactive references only, and the information on our website is not incorporated by reference in this report.  Through the Investor Relations portion of our website and a link to a third-party content provider (under the tab “SEC Filings”), you may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We have also posted on the Investor Relations portion of our website, under the caption “Corporate Governance,” our Code of Business Conduct that is applicable to all our directors and employees, as well as our Code of Ethics for Senior Financial Management that is applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer/Controller.  Any amendment to or waiver from the provisions of either of these Codes that is applicable to any of these three officers will be disclosed on the Investor Relations portion of our website under the “Corporate Governance” caption.

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

Our businesses are highly competitive and are characterized by high inventory turnover, narrow profit margins and increasing consolidation.  Our Food Distribution and Military businesses compete not only with local, regional and national food distributors, but also with vertically integrated national and regional chains that employ a variety of formats, including supercenters, supermarkets and warehouse clubs. Our Retail business, focused in the Upper Midwest, has historically competed with traditional grocery stores and is increasingly competing with alternative store formats such as supercenters, warehouse clubs, dollar stores and extreme value food stores, as well as non-traditional retailers such as discount stores, pharmacies, and convenience stores.

                Some of our Food Distribution and Retail competitors are substantially larger and may have greater financial resources and geographic scope, lower merchandise acquisition costs and lower operating expenses than we do, thereby intensifying price competition at the wholesale and retail levels.  Industry consolidation and the expansion of alternative store formats, which have gained and continue to gain market share at the expense of traditional grocery stores, tend to produce even stronger competition for our Retail business and for the independent customers of our Food Distribution business.  To the extent our independent customers are acquired by our competitors or are not successful in competing with other retail chains and non-traditional competitors, sales by our Food Distribution business will also be affected.  If we fail to effectively implement strategies to respond to these competitive pressures, our operating results could be adversely affected by price reductions, decreased sales or margins, or loss of market share.

                The Military segment faces competition from large national and regional food distributors as well as smaller food distributors.  Due to the narrow margins in the military food distribution industry, it is of critical importance for distributors to achieve economies of scale, which are typically a function of the density or concentration of military bases in the geographic markets a distributor serves and a distributor's share of that market.  As a result, no single distributor in this industry, by itself, has a nationwide presence.

Our businesses are sensitive to economic conditions that impact consumer spending.

Our businesses are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and buying habits.  Economic downturns or uncertainty have adversely affected overall demand and intensified price competition, but also have caused consumers to "trade down" by purchasing lower margin items and to make fewer purchases in traditional supermarket channels.  Continued negative economic conditions affecting disposable consumer income such as employment levels, business conditions, changes in housing market conditions, the availability of credit, interest rates, volatility in fuel and energy costs, food price inflation or deflation, employment trends in our markets affecting wage and income levels, the impact of natural disasters or acts of terrorism, and other matters affecting consumer spending could cause consumers to shift even more of their spending to lower-priced competitors.  General reductions in the level of discretionary spending or continued shifts in consumer discretionary spending to our competitors could adversely affect our growth and profitability.

Disruptions to worldwide financial and credit markets could potentially reduce the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. A shortage of liquidity and credit in certain markets has the potential to lead to worldwide economic difficulties that could be prolonged. A general slowdown in economic activity caused by an extended period of economic uncertainty could adversely affect our businesses. Difficult financial and economic conditions could also adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

Macroeconomic and geopolitical events may adversely affect our customers, access to products, or lead to general cost increases which could negatively impact our results of operations and financial condition.

The impact of events in foreign countries which could result in increased political instability and social unrest and the economic ramifications of significant budget deficits in the United States and changes in policy attributable to them at both the federal and state levels could adversely affect our businesses and customers. Adverse economic or geopolitical events could potentially reduce our access to or increase prices associated with products sourced abroad. Such adverse events could lead to significant increases in the price of the products we procure, fuel and other supplies used in our business, utilities, or taxes that cannot be fully recovered through price increases. In addition, disposable consumer income could be affected by these events, which could have a negative impact on our results of operations and financial condition.

Our businesses could be negatively affected if we fail to retain existing customers or attract significant numbers of new customers.

                Growing and increasing the profitability of our distribution businesses is dependent in large measure upon our ability to retain existing customers and capture additional distribution customers through our existing network of distribution centers, enabling us to more effectively utilize the fixed assets in those businesses.  Our ability to achieve these goals is dependent, in part, upon our ability to continue to provide a high level of customer service, offer competitive products at low prices, maintain high levels of productivity and efficiency, particularly in the process of integrating new customers into our distribution system, and offer marketing, merchandising and ancillary services that provide value to our independent customers.  If we are unable to execute these tasks effectively, we may not be able to attract significant numbers of new customers, and attrition among our existing customer base could increase, either or both of which could have an adverse impact on our revenue and profitability.

                Growing and increasing the profitability of our retail business is dependent upon increasing our market share in the communities where our retail stores are located. We plan to invest in redesigning some of our retail stores into other formats in order to attract new customers and increase our market share.  Our results of operations may be adversely impacted if we are unable to attract significant numbers of new retail customers.

Our Military segment operations are dependent upon domestic and international military distribution, and a change in the military commissary system, or level of governmental funding, could negatively impact our results of operations and financial condition.

Because our Military segment sells and distributes grocery products to military commissaries and exchanges in the U.S. and overseas, any material changes in the commissary system, the level of governmental funding to DeCA, military staffing levels, or the locations of bases may have a corresponding impact on the sales and operating performance of this segment.  These changes could include privatization of some or all of the military commissary system, relocation or consolidation of commissaries and exchanges, base closings, troop redeployments or consolidations in the geographic areas containing commissaries and exchanges served by us, or a reduction in the number of persons having access to the commissaries and exchanges.  Mandated reductions in government expenditures, including those imposed as a result of sequestration, may impact the level of funding to DeCA and could have a material impact on our operations.

Our results of operations and financial condition could be adversely affected if we are unable to maintain the competitive position of our retail operations.

                Our Retail segment faces competition from regional and national chains operating under a variety of formats that devote square footage to selling food (i.e., supercenters, supermarkets, extreme value stores, membership warehouse clubs, dollar stores, drug stores, convenience stores, various formats selling prepared foods, and other specialty and discount retailers), as well as from independent food store operators in the markets where we have retail operations.  Our strategic initiatives for the Retail segment are designed to create value within our organization.  These initiatives include designing and reformatting our retail stores to increase overall retail sales performance. In connection with these efforts, there are numerous risks and uncertainties, including our ability to successfully identify which course of action will be most financially advantageous for each retail store, our ability to identify those initiatives that will be the most effective in improving the competitive position of our retail stores in the markets they operate in, our ability to implement these initiatives efficiently and in a timely manner, and the response of competitors to these initiatives.  If we are unable to improve the overall competitive position of our retail stores, the operating performance of that segment may decline, and we may need to recognize additional impairments of our long-lived assets and goodwill, close or sell underperforming stores, and incur restructuring or other charges to our earnings associated with such closure and disposition activities.  In addition, we cannot make assurances that we will be able to replace any of the revenue our Food Distribution operations derive from stores that are closed or sold.

We may not be able to achieve the expected benefits from the implementation of new strategic initiatives.

                We are continuously evaluating the changing business environment of our industry and seeking out opportunities to improve our competitive performance through the implementation of selected strategic initiatives. The goal of these efforts is to develop and implement a comprehensive and competitive business strategy which addresses the continuing changes in the food distribution industry environment and our position within the industry, and ultimately creates increased shareholder value.

                We may not be able to successfully execute our strategic initiatives and realize the intended synergies, business opportunities and growth prospects.  Many of the other risk factors mentioned may limit our ability to capitalize on business opportunities and expand our business.  Our efforts to capitalize on business opportunities may not bring the intended results. Assumptions underlying estimates of expected revenue growth or overall cost savings may not be met or economic conditions may deteriorate.  Customer acceptance of new retail formats we develop may not be as anticipated, hampering our ability to attract new retail customers or maintain our existing retail customer base.  Additionally, our management may have its attention diverted from other important activities while trying to execute new strategic initiatives.  If these or other factors limit our ability to execute our strategic initiatives, our expectations of future results of operations, including expected revenue growth and cost savings, may not be met.

Our ability to operate effectively could be impaired by the risks and costs associated with the current and future efforts to grow our business through acquisitions.

                Efforts to grow our business may include acquisitions.  The successful integration of newly acquired businesses is dependent on our ability to identify suitable candidates for acquisition, effect acquisitions at acceptable rates of return, obtain adequate financing, and negotiate acceptable terms and conditions.  Our success also depends in a large part on our ability to successfully integrate such operations and personnel in a timely and efficient manner while retaining the customer base of the acquired operations.  If we cannot identify suitable acquisition candidates, successfully integrate these operations and retain the customer base, we may experience material adverse consequences to our results of operations and financial condition.  The integration of separately managed businesses operating in different markets involves a number of risks, including the following:

• demands on management related to the significant increase in our size after the acquisition of operations;

• difficulties in the assimilation of different corporate cultures and business practices, such as those involving vendor promotions, and of geographically dispersed personnel and operations;

• difficulties in the integration of departments, information technology systems, operating methods,  technologies, books, records, and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies; and

• expenses of any undisclosed liabilities, such as those involving environmental or legal matters.

                Successful integration of newly acquired operations, including our purchases of twelve Bag ‘N Save® supermarkets during the second quarter of fiscal 2012 and eighteen No Frills® supermarkets during the third quarter of fiscal 2012 will depend on our ability to manage those operations, fully assimilate the operations into our Retail business segment, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage, maintain the customer base and eliminate redundant and excess costs.  We may not realize the anticipated benefits or savings from these new operations in the time frame anticipated, if at all, or such benefits and savings may include higher costs than anticipated.

Substantial operating losses may occur if the customers to whom we extend credit or for whom we guarantee loan or lease obligations fail to repay us.

                In the ordinary course of business, we extend credit, including loans, to our food distribution customers, and provide financial assistance to some customers by guaranteeing their loan or lease obligations.  We also lease store sites for sublease to independent retailers.  Generally, our loans and other financial accommodations are extended to small businesses that are unrated and may have limited access to conventional financing.  As of December 29, 2012, we had loans, net of reserves, of $28.3 million outstanding to 42  of our food distribution customers and had guaranteed outstanding lease obligations of food distribution customers totaling $1.4 million.  In the normal course of business, we also sublease retail properties and assign retail property leases to third parties.  As of December 29, 2012, the present value of our maximum contingent liability exposure, with respect to subleases and assigned leases was $15.1 million and $8.3 million, respectively.  While we seek to obtain security interests and other credit support in connection with the financial accommodations we extend, such collateral may not be sufficient to cover our exposure.  Greater than expected losses from existing or future credit extensions, loans, guarantee commitments or sublease arrangements could negatively and potentially materially impact our operating results and financial condition.

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

The Company participates in the Central States Southeast and Southwest Areas Pension Funds (“CSS” or “the plan”), a multi-employer pension plan, for certain unionized employees.  The Company’s contributions to the plan may escalate in future years should we withdraw from the plan or due to factors outside the Company’s control, including the bankruptcy or insolvency of other participating employers, actions taken by trustees who manage the plan, government regulations, or a funding deficiency in the plan.  Escalating costs associated with the plan may have a material adverse effect on the Company’s financial condition and results of operations.

CSS adopted a rehabilitation plan as a result of its actuarial certification for the plan year beginning January 1, 2008 which placed the plan in critical status.  The Actuarial Certification of Plan Status as of January 1, 2011 certified that the Central States Pension Fund remains in critical status with a funded percentage of 58.9%.  The plan adopted an updated rehabilitation plan effective December 31, 2010 which implements additional measures to improve the plan’s funded level, including establishing an increased minimum retirement age and actuarially adjusting certain pre-age 65 benefits for participants who retire after July 1, 2011.  Despite these changes, we can make no assurances of the extent to which the updated rehabilitation plan will improve the funded status of the plan.

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

The underfunding of the plan is not a direct obligation or liability of the Company, however, it is possible that the Company’s contributions to the plan may increase in future years as a result of the plan’s funding status. The amount of any potential increase in contributions would depend upon several factors, including the number of employers contributing to the plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the plan, actions taken by the trustees of the plan, and actions that the Federal government may take.  Moreover, if the Company were to exit certain markets or otherwise cease making contributions to the plan, the Company could trigger a substantial withdrawal liability.  We are currently unable to reasonably estimate such liability.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

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

                Our success depends on the value and strength of our corporate name and reputation.  Our name, reputation and image are integral to our business as well as to the implementation of our strategies for expanding our business.  Our business prospects, financial condition and results of operations could be adversely affected if our public image or reputation were to be tarnished by negative publicity including dissemination via print, broadcast or social media, or other forms of Internet-based communications.  Adverse publicity about regulatory or legal action against us could damage our reputation and image, undermine our customers’ confidence and reduce long-term demand for our products and services, even if the regulatory or legal action is unfounded or not material to our operations.  Any of these events could have a negative impact on our results of operations and financial condition.

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

Military Segment

                The table below lists the locations and sizes of our facilities used in our Military segment as of December 29, 2012.  Unless otherwise indicated, we own each of these distribution centers.  The lease expiration dates range from November 2013 to November 2029.  The lease that expires in November 2013 is for additional freezer space at our Norfolk, Virginia facility.  This lease has multiple one-year renewal options remaining.

Location	Approx. Size (Square Feet)
Norfolk, Virginia (1)	818,100
Landover, Maryland (2)	367,700
Columbus, Georgia (3)	531,900
Pensacola, Florida	355,900
Bloomington, Indiana (4)	452,600
Junction City, Kansas	132,000
Oklahoma City, Oklahoma	608,500
San Antonio, Texas	486,800
Total Square Footage	3,753,500

(1)           Includes 273,000 square feet that we lease.

(2)           Leased facility.

(3)           Leased location requiring periodic lease payments to the holder of the outstanding industrial revenue bond.  As of December 29, 2012, the outstanding industrial revenue bond associated with this location was held by the Company, and upon expiration of the lease terms, the Company will take title to the property upon redemption of the outstanding bond.

(4)           Includes 150,000 square feet that we lease.

Food Distribution Segment

                The table below lists, as of December 29, 2012, the locations and sizes of our distribution centers primarily used in our food distribution operations.Unless otherwise indicated, we own each of these distribution centers. The lease expirations range from February 2015 to July 2016. The leases have additional renewal option periods available.

Location	Approx. Size (Square Feet)
Midwest North Region:
St. Cloud, Minnesota	329,000
Fargo, North Dakota	288,800
Minot, North Dakota	185,200

Midwest South Region:
Omaha, Nebraska	686,800
Sioux Falls, South Dakota (1)	275,400
Rapid City, South Dakota (2)	193,500

Southeast Region:
Lumberton, North Carolina (3)	336,500
Statesboro, Georgia (3)	230,500
Bluefield, Virginia	187,500

Great Lakes Region:
Bellefontaine, Ohio	666,000
Lima, Ohio (4)	523,000
Westville, Indiana	631,900
Cincinnati, Ohio	403,300

Total Square Footage	4,937,400

 (1)          Includes 79,300 square feet that we lease.

 (2)          Includes 6,400 square feet that we lease.

 (3)          Leased facility.

 (4)          Includes 5,500 square feet that we lease.

Retail Segment

                The table below contains selected information regarding our 75 corporate-owned stores as of December 29, 2012.  We own the facilities of 29 of these stores and lease the facilities of 46 of these stores.

Grocery Store Banners	Number of Stores	Areas of Operation	Average Square Feet
Sun Mart®	20	CO, MN, ND, NE	33,800
No Frills®	18	IA, NE	51,565
Bag 'N Save®	12	NE	59,831
Econofoods®	11	MN, WI	31,529
Family Fresh Market®	4	MN, WI	46,344
Family Thrift Center®	4	SD	46,827
Pick 'n Save®	2	OH	49,043
AVANZA®	1	NE	23,211
Germantown Fresh Market™	1	OH	31,764
Prairie Market™	1	SD	28,606
Wholesale Food Outlet™	1	IA	19,620
Total	75

                As of December 29, 2012, the aggregate square footage of our 75 retail grocery stores totaled 3,242,924 square feet.

ITEM 3.      LEGAL PROCEEDINGS

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

                Our common stock is quoted on the NASDAQ Global Select Market and currently trades under the symbol NAFC.  The following table sets forth, for each of the calendar periods indicated, the range of high and low closing sales prices for our common stock as reported by the NASDAQ Global Select Market, and the quarterly cash dividends paid per share of common stock.   As of February 13, 2013, there were 1,696 stockholders of record.

					Dividends
	2012		2011		Per Share
	High	Low	High	Low	2012	2011
First Quarter	$30.18	$26.81	$43.20	$36.27	$0.18	$0.18
Second Quarter	28.96	19.75	38.29	33.67	$0.18	$0.18
Third Quarter	22.46	18.90	38.00	25.49	$0.18	$0.18
Fourth Quarter	21.98	18.79	29.80	25.06	$0.18	$0.18

                On February 26, 2013, the Nash Finch Board of Directors declared a cash dividend of $0.18 per common share, payable on March 22, 2013, to stockholders of record as of March 8, 2013.

Total Shareholder Return Graph

The line graph below compares the cumulative total shareholder return on the Company’s common stock for the last five fiscal years with cumulative total return on the S&P SmallCap 600 Index and the peer group index described below.  This graph assumes a $100 investment in each of Nash Finch Company, the S&P SmallCap 600 Index and the peer group index at the close of trading on December 29, 2007, and also assumes the reinvestment of all dividends.  The stock price performance shown below is not necessarily indicative of future performance.

18

	2007	2008	2009	2010	2011	2012

Nash Finch Co.	100.00	130.44	107.36	125.13	88.31	66.41
S&P Smallcap 600 Index	100.00	69.33	85.93	108.53	109.63	125.08
Peer Group	100.00	57.81	56.77	62.31	64.87	60.35

* Cumulative total return assumes dividend reinvestment
Source: Zacks Investment Research, Inc.

The peer group represented in the line graph above includes the following eight publicly traded companies: SuperValu Inc.; Arden Group, Inc.; Ingles Markets, Incorporated; Harris Teeter Supermarkets, Inc. (formerly Ruddick Corporation); Spartan Stores, Inc.; United Natural Foods, Inc.; Weis Markets, Inc. and Core-Mark Holding Company, Inc.  The peer group cumulative return is weighted by market capitalization of each peer company as of the beginning of the five-year performance period.

From time-to-time, the peer group companies have changed due to merger and acquisition activity, bankruptcy filings, company delistings and other similar occurrences.  During fiscal 2012, we removed The Great Atlantic & Pacific Tea Company, Inc. from our peer group, since they are now a private company after emerging from bankruptcy in 2012.

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

ITEM 6.                SELECTED FINANCIAL DATA

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Summary of Operations

Five years ended December 29, 2012 (not covered by Independent Auditors’ Report)

(Dollar amounts in thousands except per share amounts)

	2012	2011	2010	2009 (1)	2008
	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(53 Weeks)
Results of Operations
Sales (2)	$ 4,820,797	$ 4,855,459	$ 5,034,926	$ 5,253,610	$ 4,683,240
Cost of sales (2)	4,429,329	4,475,433	4,634,138	4,834,922	4,276,291
Gross profit	391,468	380,026	400,788	418,688	406,949
Selling, general and administrative	290,393	261,000	269,140	287,328	288,263
Special charges	-	-	-	6,020	-
Gain on acquisition of a business	(6,639)	-	-	(6,682)	-
Gain on litigation settlement	-	-	-	(7,630)	-
Goodwill impairment	166,630	-	-	50,927	-
Depreciation and amortization	37,834	35,704	36,119	40,603	38,429
Interest expense	24,944	24,894	23,403	24,372	26,466
Income tax expense (benefit)	(27,822)	22,623	21,185	20,972	20,646
Net earnings (loss)	$ (93,872)	$ 35,805	$ 50,941	$ 2,778	$ 33,145

Basic earnings (loss) per share	$ (7.24)	$ 2.80	$ 3.97	$ 0.21	$ 2.57
Diluted earnings (loss) per share	$ (7.24)	$ 2.74	$ 3.86	$ 0.21	$ 2.52
Cash dividends declared per common share	$ 0.72	$ 0.72	$ 0.72	$ 0.72	$ 0.72

Selected Data
Pretax earnings (loss) as a percent of sales	(2.52%)	1.21%	1.44%	0.45%	1.15%
Net earnings (loss) as a percent of sales	(1.95%)	0.74%	1.01%	0.05%	0.71%
Effective income tax rate	22.9%	38.7%	29.4%	88.3%	38.4%
Current assets	$ 626,035	$ 577,382	$ 591,510	$ 557,816	$ 467,951
Current liabilities	$ 302,412	$ 299,113	$ 293,242	$ 308,509	$ 297,729
Net working capital	$ 323,623	$ 278,269	$ 298,268	$ 249,307	$ 170,222
Ratio of current assets to current liabilities	2.07	1.93	2.02	1.81	1.57
Total assets	$ 1,003,617	$ 1,073,768	$ 1,050,675	$ 999,536	$ 952,546
Capital expenditures	$ 39,499	$ 68,600	$ 59,295	$ 30,402	$ 31,955
Long-term obligations (long-term debt and capitalized lease obligations)	$ 371,058	$ 294,451	$ 311,186	$ 279,032	$ 248,026
Stockholders' equity	$ 296,389	$ 404,623	$ 377,004	$ 350,559	$ 349,019
Stockholders' equity per share (3)	$ 24.15	$ 33.20	$ 31.14	$ 27.36	$ 27.23
Return on stockholders' equity (4)	(31.67%)	8.85%	13.51%	0.79%	9.50%
Common stock high price (5)	$ 30.18	$ 43.20	$ 43.78	$ 45.70	$ 46.33
Common stock low price (5)	$ 18.79	$ 25.06	$ 32.87	$ 26.28	$ 30.97

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

(2)     Prior year amounts have been reclassified to present fees received for shipping, handling, and the performance of certain other services in accordance with ASC Topic 605.  Please refer to Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion.

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

Our Military segment contracts with manufacturers to distribute a wide variety of grocery products to military commissaries and exchanges located in the United States, the District of Columbia, Europe, Puerto Rico, Cuba, the Azores, Egypt and Bahrain.  We have over 30 years of experience acting as a distributor to U.S. military commissaries and exchanges.  On December 1, 2009, we purchased a facility in Columbus, Georgia which began servicing military commissaries and exchanges in the third quarter of fiscal 2010.  During the third quarter of fiscal 2010, we purchased facilities in Bloomington, Indiana and Oklahoma City, Oklahoma for expansion of our military food distribution business.  The Bloomington, Indiana facility became operational during the fourth quarter of fiscal 2010, while the renovated Oklahoma City, Oklahoma facility became operational during the first quarter of fiscal 2012.  During the third quarter of fiscal 2012, we transferred the operations of our Military distribution center in Jessup, Maryland to a larger facility in Landover, Maryland.  In addition, we purchased the real estate associated with our Pensacola, Florida facility and a Norfolk, Virginia facility, which had previously been leased, during the third quarter of fiscal 2010 and the first quarter of fiscal 2011, respectively.

Our Food Distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 13 distribution centers to approximately 1,500 independent retail locations and corporate-owned retail stores located in 31 states, primarily in the Midwest, Great Lakes, and Southeast regions of the United States.

                Our Retail segment operated 75 corporate-owned stores primarily in the Upper Midwest as of December 29, 2012.  During the second quarter of 2012, we acquired twelve Bag ‘N Save® supermarkets located in Omaha and York, Nebraska.  During the third quarter of 2012, we acquired eighteen No Frills® supermarkets located in Nebraska and western Iowa.  This expansion of the Retail segment, including the addition of one store in the fourth quarter of 2012, was offset by the sale of two stores since the end of fiscal 2011.  Primarily due to highly competitive conditions in which supercenters and other alternative formats compete for price conscious customers, we also closed or sold two retail stores in 2010 and six retail stores in 2011. We are implementing initiatives of varying scope and duration with a view toward improving our financial performance under these highly competitive conditions.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  During the third quarter of 2012, we converted two of our existing retail stores to our Family Fresh Market® format.  As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize impairments of long-lived assets and goodwill associated with our Retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The Retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our Food Distribution and Military segments.  Thus, changes in sales of the Retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our Food Distribution and Military segments.

Results of Operations

The following discussion summarizes our operating results for fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010.

Sales

The following tables summarize our sales activity for fiscal 2012, 2011 and 2010.

	2012			2011			2010
(in millions)	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales	Percent Change	Sales	Percent of Sales
Segment Sales:
Military	$2,309.5	47.9%	(1.8%)	$2,352.9	48.5%	2.3%	$2,299.0	45.7%
Food Distribution	1,844.9	38.3%	(9.2%)	2,032.6	41.9%	(8.3%)	2,217.6	44.0%
Retail	666.4	13.8%	41.8%	470.0	9.7%	(9.3%)	518.3	10.3%
Total Sales	$4,820.8	100.0%	(0.7%)	$4,855.5	100.0%	(3.6%)	$5,034.9	100.0%

                Total Company sales declined 0.7% during fiscal 2012 as compared to the prior year.  The No Frills® and Bag ‘N Save® acquisitions resulted in a $215.2 million increase in Retail segment sales, partially offset by a $119.7 million decrease in Food Distribution segment sales due to the sales to those former Food Distribution customers now being reported in the Retail segment.  Adjusted for the effect of these acquisitions and other factors impacting comparability of sales, primarily the sale and closing of retail stores, total Company comparable sales declined 2.4% during fiscal 2012.  The decline in total Company comparable sales was due to the items specifically outlined in our discussion of the sales of our reporting segments below, as well as market conditions impacting our industry, such as competition from supercenters and warehouse clubs, changes in consumer buying habits, and changes impacting sales to commissaries, including changes in purchasing patterns by DeCA for certain geographical regions, among other factors.

Total Company sales declined 3.6% during fiscal 2011 as compared to the prior year.  However, excluding the impact of the sales decrease of $53.2 million attributable to the previously announced transition of a portion of a Food Distribution customer buying group to another supplier during 2010, and the sales decrease of $39.1 million due to the sale or closing of six retail stores, total Company fiscal 2011 comparable sales decreased 1.8% relative to the prior year.  The decline in total Company comparable sales was due to the items specifically outlined in our discussion of the sales of our reporting segments below, as well as market conditions impacting our industry, such as competition from supercenters and warehouse clubs, changes in consumer buying habits, and changes impacting sales to commissaries, including changes in purchasing patterns by DeCA for certain geographical regions, among other factors.

Fiscal 2012 Military sales decreased 1.8% in comparison to fiscal 2011.  During fiscal 2012, a larger portion of Military sales were made on a consignment basis, which are included in our reported sales on a net basis.  The year-over-year increase in consignment sales was approximately $8.7 million in fiscal 2012.  Including the impact of consignment sales, comparable Military sales decreased 1.4% during fiscal 2012.  The comparable decrease in fiscal 2012 Military sales is due to a 6.5% decrease in sales overseas and a 0.9% decrease in domestic sales. Overseas sales were negatively impacted by troop reductions in Europe and the closure or remodeling of certain overseas commissaries.  Domestic sales were negatively impacted by competitive pressures in one of our core geographical markets.

Fiscal 2011 Military sales increased 2.3% in comparison to fiscal 2010.  During fiscal 2011, a larger portion of Military sales were made on a consignment basis, which are included in our reported sales on a net basis.  The year-over-year increase in consignment sales was approximately $15.0 million in fiscal 2011.  Including the impact of consignment sales, comparable Military sales increased 2.9% in fiscal 2011 compared to the prior year.  The comparable increase in fiscal 2011 Military sales is due to a 6.7% increase in sales overseas and a 1.5% increase in domestic sales. Overseas sales were positively impacted by strong sales in European commissaries and increased purchases by DeCA to build up inventory levels.  Domestic sales were positively impacted by the opening of our Bloomington, Indiana facility in late 2010, which resulted in additional distribution contracts and sales in fiscal 2011.

Domestic and overseas sales represented the following percentages of Military segment sales:

	2012	2011	2010
Domestic	83.3%	82.5%	83.2%
Overseas	16.7%	17.5%	16.8%

Fiscal 2012 Food Distribution sales decreased 9.2% in comparison to fiscal 2011.  Our recent acquisitions were responsible for $119.7 million of the year-over-year decrease in sales.  Excluding the impact of these acquisitions, Food Distribution sales decreased 3.3% compared to the prior year.  This decrease was attributable to a reduction in sales to existing customers, as well as prior year sales to lost customers exceeding new account gains reflected in current year sales.

Fiscal 2011 Food Distribution sales decreased 8.3% in comparison to fiscal 2010.  However, excluding the impact of the sales decrease of $53.2 million attributable to the previously announced transition of a portion of a Food Distribution customer buying group to another supplier during the second quarter 2010, Food Distribution sales declined 6.1%.  This decrease was primarily due to account losses exceeding new account gains.

                Retail sales for fiscal 2012 increased 41.8% in comparison to fiscal 2011.  The increase in Retail sales is primarily attributable to our recent acquisitions, which were responsible for a $215.2 million increase in sales as compared to the prior year.  This was partially offset by the effect of the sale and closing of retail stores since the beginning of the first fiscal quarter of 2011.  Retail same store sales, which are defined as retail sales for stores in operation for the same number of weeks in the comparative periods, decreased by 1.1% in fiscal 2012.  The decrease in our same store sales was primarily due to new competition from supercenters in one of our core markets.

Retail sales for fiscal 2011 decreased 9.3% in comparison to fiscal 2010.  The decrease in Retail sales for fiscal 2011 was primarily attributable to the sale or closing of six retail stores since the beginning of the first fiscal quarter of 2011. Retail same store sales decreased by 2.1% in fiscal 2011. The decrease in our same store sales was primarily due to new competition from supercenters as well as efforts by our competitors to improve their market share in our core markets through remodels and store conversions.

During fiscal 2012, 2011 and 2010, our corporate store count changed as follows:

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
Number of stores at beginning of year	46	51	53
New stores	1	-	-
Acquired stores	30	1	-
Closed or sold stores	(2)	(6)	(2)
Number of stores at end of year	75	46	51

The table excludes corporate-owned stand-alone pharmacies and convenience stores.

Gross Profit

Consolidated gross profit for fiscal 2012 was 8.1% of sales compared to 7.8% for fiscal 2011 and 8.0% for fiscal 2010.

                Our fiscal 2012 gross profit margin was favorably impacted by 0.9% of sales in comparison to fiscal 2011 due to changes in the sales mix between our business segments between the years.  This was primarily due to our recent acquisitions, which were responsible for a significant increase in Retail segment sales during fiscal 2012.  The Retail segment has a higher gross profit margin than the Food Distribution and Military segments.  Partially offsetting this was a negative impact from higher inflation in the prior year period, which resulted in a higher than normal prior year gross margin performance.  In addition, declines in perishable commodity prices in the current year temporarily impacted gross margin performance.

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

Selling, General and Administrative Expense

                Consolidated SG&A for fiscal 2012 was 6.0% in comparison to 5.4% for the prior year.  Our SG&A margin was negatively impacted by 0.8% of sales in comparison to the prior year due to a sales mix shift between our business segments between the years.  This was primarily due to our recent acquisitions, which were responsible for a significant increase in Retail segment sales during fiscal 2012.  In addition, during fiscal 2012 we recorded impairment charges on long-lived assets of $13.1 million related to our Food Distribution facility in Westville, Indiana and our Military distribution center in Junction City, Kansas, as referenced in Part II, Item 8 of this report under Note (5) – “Long-Lived Asset Impairment Charges”.  This negatively impacted our SG&A margin by 0.3%.  Partially offsetting this, our SG&A margin was positively impacted in comparison to the prior year period due in part to lower incentive plan expenses.

                Consolidated SG&A for fiscal 2011 was 5.4% in comparison to 5.3% for  the prior year.  Since our Military segment has lower SG&A expenses as a percent of sales compared to our other business segments, our SG&A margin benefited by 0.2% of sales in fiscal 2011 from the sales mix shift between our business segments due to the higher level of Military sales relative to the other business segments in 2011.  However, we experienced unusual professional fees of $2.5 million primarily for costs related to a merger and acquisition transaction that was not completed, a loss on the write-down of long-lived assets of $2.1 million which was in connection with the sale of four retail stores completed in the second quarter, and restructuring costs related to Food Distribution overhead centralization of $1.6 million that negatively impacted our SG&A margin during fiscal 2011.  Transactions of the types noted above are infrequent in nature; however, the pursuit of future acquisition opportunities, testing the value of long-lived assets, as well as the potential for restructuring of certain operations or divestment of certain locations, may result in the recognition of similar charges in the future.

Gain on Acquisition of a Business

                A pre-tax gain on the acquisition of a business of $6.6 million was recognized during the second quarter 2012 related to the acquisition of twelve Bag ’N Save® supermarkets located in Omaha and York, Nebraska.  The fair value of the identifiable assets acquired, net of liabilities assumed, of $36.3 million exceeded the purchase price paid for the business of $29.7 million.  Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate.  As a result, the Company recognized a pre-tax gain of $6.6 million in the second quarter 2012 associated with this acquisition.  The gain is included in the line item “Gain on acquisition of a business” in the Consolidated Statements of Income (Loss).

Goodwill Impairment

                During the second quarter of 2012, we performed an impairment test of goodwill due to market conditions as of the end of our fifth fiscal period.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2011 resulting in a market value significantly lower than the fair value of the business segments.  We recorded a goodwill impairment charge of $132.0 million in the second quarter of fiscal 2012, of which $113.0 million related to our Food Distribution segment and $19.0 million related to our Retail segment.

Annually, we perform an impairment test of goodwill during the fourth quarter based on conditions as of the end of our third fiscal quarter in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 (“ASC 350”).  As a result of this annual impairment test, we recorded a goodwill impairment charge of $34.6 million in the fourth quarter of fiscal 2012 that related to our Military segment.  Including the goodwill impairment charge recorded in the second quarter of fiscal 2012, which is referenced above, total goodwill impairment charges recorded during fiscal 2012 were $166.6 million.  No goodwill impairment charges were recorded during fiscal 2011 or fiscal 2010. At the end of fiscal year 2012 there is $22.9 million of goodwill associated with the Retail segment.  We will test goodwill for impairment annually or more frequently if we believe indicators of impairment exist.  Such indicators include a decline in expected future cash flows, unanticipated competition, slower growth rates, increase in discount rates,  or a sustained significant decline in our share price and market capitalization, among others.  Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements. Please refer to Part II, Item 8 in this report under Note (1) – “Summary of Significant Accounting Policies” under the caption “Goodwill and Intangible Assets” of this Form 10-K for additional information pertaining to our annual goodwill impairment analysis and the impairment charges recorded during fiscal 2012.

Depreciation and Amortization Expense

                Depreciation and amortization expense for fiscal 2012, 2011 and 2010 was $37.8 million, $35.7 million and $36.1 million, respectively.  The increase in depreciation and amortization expense for fiscal 2012 in comparison to fiscal 2011 was primarily attributable to the acquisitions of retail stores in 2012, as well as the impact of our Military distribution facility in Oklahoma City becoming operational in the first quarter of 2012.  The decrease in depreciation and amortization expense for fiscal 2011 in comparison to fiscal 2010 was attributable to lower depreciation and amortization expense in our Food Distribution and Retail segments, partially offset by increased depreciation and amortization expense in our Military segment.

Interest Expense

                Interest expense remained flat at $24.9 million in comparison to the prior year.  Average borrowing levels increased by $36.6 million to $377.0 million during fiscal 2012 from $340.4 million during fiscal 2011, primarily due to our acquisitions of retail stores in 2012.  The effective interest rate was 3.8% for fiscal 2012 as compared to 4.7% for fiscal 2011.  The decrease in the average effective interest rate in fiscal 2012 was due to a lower effective interest rate on our revolving credit facility in 2012, as well as the impact of the write off of deferred financing costs in 2011, which increased the effective interest rate for the prior year.

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

The calculation of our effective interest rates excludes non-cash interest required to be recognized on our senior subordinated convertible notes.  Non-cash interest expense recognized was $6.2 million, $5.8 million and $5.3 million during fiscal 2012, 2011 and 2010, respectively.  Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, which we are required to pay semi-annual cash interest on at a rate of 3.50% until March 15, 2013.

Income Tax Expense

The effective tax rate for income from continuing operations was 22.9%, 38.7% and 29.4% for fiscal 2012, 2011 and 2010, respectively.  Income tax expense from continuing operations differed from amounts computed by applying the federal income tax rate to pre‑tax income as a result of the following:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.4%	3.5%	3.7%
Non-deductible goodwill	(13.3%)	0.2%	-
Change in tax contingencies	0.2%	-	(8.0%)
Other, net	(0.4%)	-	(1.3%)
Effective tax rate	22.9%	38.7%	29.4%

The effective tax rate for fiscal 2012 was primarily affected by the tax effect of the non-deductible portion of the goodwill impairment charge of $16.2 million.  The effective tax rate for fiscal 2012 was also impacted by the reversal of previously unrecognized tax benefits of $0.3 million primarily due to statute of limitation closures and audit resolutions and an increase in reserves of $0.1 million.  The effective tax rate for fiscal 2011 was impacted by the reversal of previously unrecognized tax benefits of $0.1 million primarily due to statute of limitation closures and audit resolutions, an increase in reserves of $0.1 million and non-deductible goodwill charges of $0.1 million.  The effective tax rate for fiscal 2010 was impacted by the increase in tax reserves of $3.4 million and the realization of previously unrecognized tax benefits of $13.6 million primarily due to statute of limitation expirations and audit resolutions.

Net Earnings (Loss)

During fiscal 2012, we recorded a net loss of $93.9 million, or $7.24 per diluted share, compared to net earnings of $35.8 million, or $2.74 per diluted share, for fiscal 2011, and net earnings of $50.9 million, or $3.86 per diluted share, for fiscal 2010.  Net earnings in each of the three years were affected by a number of events included in the discussion above that affected the comparability of results.

Liquidity and Capital Resources

Historically, we have financed our capital needs through a combination of internal and external sources.  We expect that cash flow from operations will be sufficient to meet our working capital needs, with temporary draws on our revolving credit line during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations.  There can be no assurance, however, that we will continue to generate cash flows at current levels as our business is sensitive to trends in consumer spending at our customer locations and our owned retail food stores, as well as certain factors outside of our control, including, but not limited to, the current and future state of the U.S. and global economy, competition, recent and potential future disruptions to the credit and financial markets in the U.S. and worldwide and continued volatility in food and energy commodities.  Please see Part I, Item 1A “Risk Factors” of this Form 10-K for a more detailed discussion of potential factors that may have an impact on our liquidity and capital resources.

The following table summarizes our cash flow activity for fiscal 2012, 2011 and 2010 and should be read in conjunction with the consolidated statements of cash flows:

(In thousands)	2012	2011	2010
Net cash provided by operating activities	$50,709	$121,147	$66,116
Net cash used in investing activities	(111,356)	(83,609)	(57,938)
Net cash provided by (used in) financing activities	61,165	(37,595)	(8,178)
Net change in cash and cash equivalents	$518	$(57)	$-

Operating cash flows were $50.7 million for fiscal 2012, a decrease of $70.4 million from $121.1 million in fiscal 2011.  An increase in our investment in our inventories of $31.3 million during fiscal 2012 as compared to a decrease in our inventories of $11.7 million during fiscal 2011 was responsible for a significant portion of the decrease in operating cash flows during fiscal 2012.  The increase in our inventories in fiscal 2012 was primarily driven by expansion opportunities associated with our Military business, specifically, the opening of our distribution center in Oklahoma City and the transfer of our Jessup, Maryland operations to a larger facility in Landover, Maryland.  The other significant factor impacting our operating cash flows in fiscal 2012 was our net earnings, which after adjusting for reconciling items to convert them to net cash provided, were $25.4 million lower than in fiscal 2011.

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

Cash used for investing activities was $111.4 million in fiscal 2012, which consisted primarily of $78.3 million for the acquisition of retail stores from No Frills and Bag ‘N Save and $39.5 million for additions to property, plant and equipment.  The additions to property, plant and equipment in fiscal 2012 consisted of investments in our retail stores, including remodeling activities, and investments in the new Military segment facility in Landover, Maryland, among other investments.  Cash used for investing activities was $83.6 million in fiscal 2011, which consisted primarily of additions to property, plant and equipment of $68.6 million, loans to customers of $11.0 million and the acquisition of Retail segment properties totaling $8.8 million.  The additions to property, plant and equipment during fiscal 2011 consisted primarily of our purchase of our Norfolk, Virginia property during the first quarter of fiscal 2011, which had previously been a leased location, and expansion activities associated with our Military segment, primarily construction costs related to our Oklahoma City, Oklahoma facility.  Cash used for investing activities was $57.9 million in fiscal 2010, which consisted primarily of additions to property, plant and equipment of $59.3 million.  The additions to property, plant and equipment during fiscal 2010 consisted primarily of expansion activities associated with our Military segment, including the purchase of new facilities in Bloomington, Indiana and Oklahoma City, Oklahoma, the addition of fixtures and equipment and conversion activities associated with our Columbus, Georgia facility, and our purchase of our Pensacola, Florida property, which had previously been a leased location.

Cash provided by financing activities was $61.2 million for fiscal 2012, which consisted primarily of $72.6 million in proceeds from long-term debt, partially offset by $8.8 million in dividend payments.  The proceeds from long-term debt were primarily used to finance the acquisition of retail stores from No Frills and Bag ‘N Save.  Cash used by financing activities was $37.6 million for fiscal 2011, which consisted primarily of $19.6 million in net payments of long-term debt, $8.7 million used to pay dividends on our common stock and $3.8 million in deferred financing costs related to the refinancing of the Company’s asset-backed revolving credit facility.  Cash used by financing activities was $8.2 million for fiscal 2010 which consisted primarily of $22.0 million used to repurchase shares of our common stock and $8.9 million in dividend payments, which were partially offset by net proceeds of long-term debt of $29.4 million.

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

The average price per share referenced above includes commissions.

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual cash obligations as of December 29, 2012, and the expected timing of cash payments related to such obligations in future periods:

	Amount Committed By Period
(in thousands)	Total Amount Committed	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	Thereafter
Contractual Cash Obligations:
Long-Term Debt (1)	$356,251	$-	$1,122	$190,321	$164,808
Interest on Long-Term Debt (2)	199,295	10,312	21,110	21,796	146,077
Capital Lease Obligations (3) (4)	25,689	3,700	6,852	6,248	8,889
Operating Leases (3)	142,172	25,195	38,627	21,897	56,453
Benefit Obligations (5)	33,626	3,491	6,851	6,730	16,554
Purchase Obligations (6)	11,277	5,027	3,184	1,935	1,131
Total (7)	$768,310	$47,725	$77,746	$248,927	$393,912

(1)  Refer to Part II, Item 8 in this report under Note (7) – “Long-term Debt and Bank Credit Facilities” for additional information regarding long-term debt.

(2)  The interest on long-term debt for periods subsequent to fiscal 2017 reflects our Senior Subordinated Convertible Debt accreted interest for fiscal 2018 through 2035, should the convertible debt remain outstanding until maturity.  Interest payments assume debt is held to maturity.  For variable rate debt, the current interest rates applicable as of December 29, 2012, were assumed for the remainder of the term.

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

We have also made certain commercial commitments that extend beyond 2012.  These commitments include standby letters of credit and guarantees of certain Food Distribution customer lease obligations.  The following summarizes these commitments as of December 29, 2012:

		Commitment Expiration Per Period
Other Commercial Commitments (in thousands)	Total Amount Committed	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	Thereafter
Standby Letters of Credit (1)	$12,708	$10,999	$1,709	$-	$-
Guarantees (2)	11,642	3,370	5,290	2,049	933
Total Other Commercial Commitments	$24,350	$14,369	$6,999	$2,049	$933

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

Asset-backed Credit Agreement

                On December 21, 2011, the Company and its subsidiaries entered into a credit agreement and related security and other agreements with Wells Fargo and the Lenders party thereto (the "Credit Agreement"), providing for a $520.0 million revolving asset-backed credit facility, which included a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the "Revolving Credit Facility").  At the inception of the agreement, we were required to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve has now increased to $150.0 million commencing on December 15, 2012.  Provided no event of default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.  On December 21, 2011, the Company (a) borrowed $151.7 million under the Revolving Credit Facility to pay-off outstanding principal and interest due pursuant to the credit agreement among the Company, various Lenders, Bank of America, N.A , as Administrative Agent, et al, dated as of April 11, 2008 (the "B of A Credit Agreement"), to pay closing costs and for other general corporate purposes and (b) rolled forward its existing letters of credit totaling $11.0 million into the new Credit Agreement.  The Credit Agreement is collateralized by a first priority perfected security interest on all real and personal property of the Company and its subsidiaries, including (i) a perfected pledge of all of the equity interests held by the Company and its subsidiaries and (ii) mortgages encumbering certain real estate owned by the Company, subject to certain exceptions.  The obligations of the Company and its subsidiaries under the Credit Agreement are unconditionally cross-guaranteed by the Company and its subsidiaries.

                The syndicate of lenders for the original Credit Agreement included: Wells Fargo Capital Finance, LLC, as Administrative Agent, Collateral Agent, Swing Line Lender; Wells Fargo Bank, N.A. and Bank of America, N.A. as L/C Issuers; JPMorgan Chase Bank, N.A. and BMO Harris Bank, N.A. as Syndication Agents; Bank of America, N.A. and Barclays Bank PLC as Documentation Agents; and Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, BMO Capital Markets and Merrill Lynch, Pierce, Fenner and Smith Incorporated as Joint Lead Arrangers and Joint Book Managers.

On November 27, 2012, the Company and its subsidiaries entered into Amendment No. 1 (the “Amendment”) to its Credit Agreement dated as of December 21, 2011.

Among other things, the Amendment (i) increased the commitments under the Credit Agreement by $70.0 million to $590.0 million, including within the increase a first-in last-out tranche (“FILO Tranche Loans”) of $30.0 million which amortizes by $2.5 million on the first day of each fiscal quarter beginning March 24, 2013, (ii) extended the maturity of the Credit Agreement by one year to December 21, 2017, and (iii) provided for increases to advance rates of certain components of the borrowing base as well as permitting the inclusion of asset classes in the borrowing base that were previously excluded.

                The principal amount outstanding under the amended Revolving Credit Facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity on December 21, 2017.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either the base rate or LIBOR plus a margin.  The LIBOR interest rate margin can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00%, except for FILO Tranche Loans which bear interest at a rate equal to LIBOR plus 2.75%.  The pricing levels for the non-FILO Tranche Loans are based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  The LIBOR interest rate margin was 1.75% as of December 29, 2012.

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

                At December 29, 2012, $238.5 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.7 million of outstanding letters of credit primarily supporting workers’ compensation obligations.  We are currently in compliance with all covenants contained within the Credit Agreement.

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

Debt Obligations

For debt obligations, the following table presents principal cash flows, related weighted average interest rates by expected maturity dates and fair value as of December 29, 2012:

	Fixed Rate			Variable Rate
(in thousands)	Fair Value	Amount	Rate	Fair Value	Amount	Rate
2013		$480	2.0%		$-	-
2014		-	-		374	2.4%
2015		-	-		748	2.4%
2016		-	-		748	2.4%
2017		-	-		189,573	2.2%
Thereafter		148,724	3.5%		16,084	2.4%
	$149,191	$149,204		$207,527	$207,527

                Consolidated EBITDA (Non-GAAP Measurement)

The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for fiscal 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Net earnings (loss)	$(93,872)	$35,805	$50,941
Income tax expense (benefit)	(27,822)	22,623	21,185
Interest expense	24,944	24,894	23,403
Depreciation and amortization	37,834	35,704	36,119
EBITDA	(58,916)	119,026	131,648
LIFO charge	3,325	14,220	53
Lease reserves	160	755	320
Goodwill impairment	166,630	-	-
Asset impairments	13,128	553	937
Net loss (gain) on sale of real estate and other assets	(1,522)	1,340	-
Gain on acquisition of a business	(6,639)	-	-
Share-based compensation expense (reversal of)	(2,446)	5,429	7,871
Settlement of pre-acquisition contingency	-	-	(310)
Subsequent cash payments on non-cash charges	(2,398)	(2,095)	(3,055)
Total Consolidated EBITDA	$111,322	$139,228	$137,464

EBITDA and Consolidated EBITDA are measures used by management to measure operating performance.  EBITDA is defined as net earnings before interest, taxes, depreciation, and amortization.  Consolidated EBITDA excludes certain non-cash charges and other items that management does not utilize in assessing operating performance and is a metric used to determine payout of performance units pursuant to our Short-Term and Long-Term Incentive Plans.  The above table reconciles net earnings (loss) to EBITDA and Consolidated EBITDA.  Not all companies utilize identical calculations; therefore, the presentation of EBITDA and Consolidated EBITDA may not be comparable to other identically titled measures of other companies.  Neither EBITDA or Consolidated EBITDA are recognized terms under GAAP and do not purport to be an alternative to net earnings as an indicator of operating performance or any other GAAP measure.  In addition, EBITDA and Consolidated EBITDA are not intended to be measures of free cash flow for management’s discretionary use since they do not consider certain cash requirements, such as interest payments, tax payments and capital expenditures.

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

As of December 29, 2012, there were no interest rate swap agreements in existence.

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

As of December 29, 2012, we have recorded an allowance for doubtful accounts reserve for our accounts and notes receivables of $5.0 million as compared to $6.7 million as of December 31, 2011.  During fiscal 2012, we reduced our allowance for doubtful account reserves by $1.0 million in addition to experiencing write-offs of $0.7 million.

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

As of December 29, 2012, we have recorded a provision for losses related to leases on closed locations of $4.6 million as compared to $5.5 million as of December 31, 2011.  During fiscal 2012, we made payments of $2.1 million related to leases on closed locations, which was partially offset by the recording of $1.2 million in additional provisions for losses.

Guarantees of Debt and Lease Obligations of Others.  We have guaranteed the debt and lease obligations of certain Food Distribution customers.  In the event these retailers are unable to meet their debt service payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their debt and lease obligations ($1.4 million as of December 29, 2012 as compared to $7.9 million as of December 31, 2011), which would be due in accordance with the underlying agreements.  The decrease in outstanding obligations during fiscal 2012 is primarily due to the Company’s acquisition of No Frills, which resulted in the elimination of a $4.6 million guarantee of that former customer’s lease obligations.

We have entered into loan and lease guarantees on behalf of certain Food Distribution customers that are accounted for under ASC Topic 460.  ASC Topic 460 provides that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee.  The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $1.4 million, which is referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees.  As required by ASC Topic 460, a liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.  The amount of this liability is no longer significant due to elimination of the $0.7 million liability associated with the guarantee of the lease obligations of No Frills.  All of the other guarantees were issued prior to December 31, 2002 and therefore are not subject to the recognition and measurement provisions of ASC Topic 460.

We have also assigned various leases to certain Food Distribution customers and other third parties.  If the assignees were to become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases, net of reserves, to be approximately $8.3 million as of December 29, 2012 as compared to $11.4 million as of December 31, 2011.  In circumstances when we become aware of factors that indicate deterioration in a customer’s ability to meet its financial obligations guaranteed or assigned by us, we record a specific reserve in the amount we reasonably believe we will be obligated to pay on the customer’s behalf, net of any anticipated recoveries from the customer.  In determining the adequacy of these reserves, we analyze factors such as those described above in “Allowance for Doubtful Accounts – Methodology” and “Lease Commitments.”  It is possible that the accuracy of the estimation process could be materially affected by different judgments as to the obligations based on information considered and further deterioration of accounts, with the potential for a corresponding adverse effect on operating results and cash flows.  Triggering these guarantees or obligations under assigned leases would not, however, result in cross default of our debt, but could restrict resources available for general business initiatives.  Refer to Part II, Item 8 of this report under Note (13) – “Concentration of Credit Risk” in the Notes to Consolidated Financial Statements for more information regarding customer exposure and credit risk.

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

Goodwill

We maintain three reporting units for purposes of our goodwill impairment testing, which are the same as our reporting segments disclosed in Part II, Item 8 of this report under Note (18) – “Segment Information”.  Goodwill for each of our reporting units is tested for impairment annually and/or when factors indicating impairment are present, which requires a significant amount of management’s judgment.  Such indicators may include a decline in our expected future cash flows, unanticipated competition, the loss of a major customer, slower growth rates or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

We apply, to the extent possible, observable market inputs to arrive at the fair values of our reporting units, in accordance with ASC Topic 820.

Our fair value for each reporting unit is determined based on an income approach which incorporates a discounted cash flow analysis and a market approach that utilizes current earnings multiples for comparable publicly-traded companies.  Our income approach is based on an estimate of future cash flows and a terminal value that factors in estimated long-term growth.  The estimate of future cash flows is dependent on our knowledge and experience of past and current events and assumptions about conditions we expect to exist, including operating performance, economic conditions, long-term growth rates, capital expenditures, changes in working capital and effective tax rates.  The discount rates applied to the income approach reflect a weighted average cost of capital for comparable publicly-traded companies which are adjusted for equity and size risk premiums based on market capitalization.

We have weighted the valuation of our reporting units at 75% based on the income approach and 25% based on the market approach. We believe that this weighting is appropriate since it is often difficult to find other appropriate publicly-traded companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

Our estimates could be materially impacted by factors such as competitive forces, customer behaviors, and changes in growth trends and specific industry conditions, with the potential for a corresponding adverse effect on financial condition and operating results potentially resulting in impairment of the goodwill.  None of the reporting units are more susceptible to economic conditions than others.  The income approach and market approach used to determine fair value are sensitive to changes in discount rates and market trading multiples.

During the second quarter of fiscal 2012, we performed an impairment test of goodwill due to market conditions as of the end of our fifth fiscal period.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2011 resulting in an enterprise value significantly lower than the carrying value of the business segments.  We recorded a goodwill impairment charge of $132.0 million in the second quarter of fiscal 2012, of which $113.0 million related to our Food Distribution segment and $19.0 million related to our Retail segment.

We performed our fiscal 2012 annual impairment test of goodwill during the fourth quarter of fiscal 2012 based on conditions as of the end of the third quarter of fiscal 2012 and determined in the first step of our analysis that an indication of impairment existed in our Military reporting segment.  This required us to calculate our Military segment’s implied fair value in the second step of the impairment analysis.  Compared to the analysis performed during the second quarter of 2012, management’s financial forecast for the Military business segment at this time reflected lower gross margins and the impact of other competitive factors, which resulted in lower projected cash flows for the Military segment.  For the second step of the analysis, we utilized recent appraisals of land and buildings belonging to our Military segment to determine the fair value of these assets.  The carrying values of certain assets and liabilities, such as accounts receivable and accounts payable, approximated fair value due to their short maturities.  Also, in order to determine the fair value of the Military segment’s inventory, the LIFO reserve related to that inventory was eliminated from its carrying value.  These adjustments to the carrying value of the Military segment resulted in an implied fair value for the segment that was significantly lower than the segment’s carrying value.  As a result of this analysis, we recorded a goodwill impairment charge of $34.6 million in the fourth quarter of fiscal 2012 to fully impair the goodwill associated with the Military reporting segment.  The carrying value of the Food Distribution segment exceeded its fair value as determined in the first step of our analysis, however, due to the impairment charge recorded in the second quarter of fiscal 2012, there is no longer any goodwill associated with that reporting segment.  The fair value of the Retail segment was approximately 14% higher than its carrying value.

Discount rates applied in our income approach during fiscal 2012 ranged from 9.0% to 12.0% and were reflective of the weighted average cost of capital of comparable publicly-traded companies with an adjustment for equity and size premiums based on market capitalization.  Growth rates ranged from zero to 2.0%.  For the Retail segment to have an indication of impairment, the discount rate applied would need to increase by over 1.5% or the assumed long-term growth rate would need to decrease by over 1.5% with a corresponding increase in the discount rate of 1.5%.

While we believe our estimates of the fair value of our reporting units are reasonable, there can be no assurance that deterioration in economic conditions, customer relationships or adverse changes to expectations of future performance will not occur, resulting in a goodwill impairment loss.  Please refer to Part II, Item 8 in this report under Note (1) – “Summary of Significant Accounting Policies” under the caption “Goodwill and Intangible Assets” of this Form 10-K for additional information pertaining to our annual goodwill impairment analysis.

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

We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions could be challenged and we may ultimately not prevail in defending our positions.  These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related penalties and interest.  These reserves relate to various tax years subject to audit by taxing authorities.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  We recognize potential accrued interest and penalties related to the unrecognized tax benefits in income tax expense.

Reserves for Self Insurance

                We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs.  It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported.  Workers’ compensation, general and automobile liabilities are actuarially determined on a discounted basis.  We have purchased stop-loss coverage to limit our exposure to any significant exposure on a per claim basis.  On a per claim basis as of December 29, 2012, our exposure for workers’ compensation is $0.6 million, for auto liability and general liability is $0.5 million and for health insurance our exposure is $0.4 million.  Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.  Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities.  A 100 basis point change in discount rates would increase our liability by approximately $0.2 million.

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

Share-based Compensation

The Company is required to estimate the fair value of share-based payment awards on the date of grant.  The Company uses the grant date market value per share of our common stock to estimate the fair value of Restricted Stock Units (RSUs) and performance units granted pursuant to its long-term incentive plan (LTIP).  The Company used a lattice model to estimate the fair value of stock appreciation rights (SARs) which contain market conditions.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period which is derived from the data in the lattice valuation model.  Share-based compensation is based on awards ultimately expected to vest, and is reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.  Significant judgment is required in selecting the assumptions used for estimating fair value of share-based compensation as well as estimating forfeiture rates.  Further, any awards with performance conditions that can affect vesting also add additional judgment in determining the amount expected to vest.  There can be significant volatility in many of our assumptions and therefore our estimates of fair value, forfeitures, etc. are sensitive to changes in these assumptions.

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time to time to manage our exposure to changes in interest rates.  We do not use financial instruments or derivatives for any trading or other speculative purposes.

We carry notes receivable because, in the normal course of business, we make long-term loans to certain retail customers.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.  As a result, the carrying value of notes receivable, which includes a reserve for estimated uncollectible amounts, approximates market value.  Refer to Part II, Item 8 of this report under Note (6) – “Accounts and Notes Receivable” in the Notes to Consolidated Financial Statements for more information.

The table below provides information about our debt obligations that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	December 29, 2012
(in millions, except rates)	Fair Value	Total	2013	2014	2015	2016	2017	Thereafter
Debt with variable interest rate:
Principal payable	$207.5	$207.5	$-	$0.4	$0.7	$0.7	$189.6	$16.1
Average variable rate payable		2.2%		2.4%	2.4%	2.4%	2.2%	2.4%

Debt with fixed interest rates:
Principal payable	$149.2	$149.2	$0.5	$-	$-	$-	$-	$148.7
Average fixed rate payable		3.5%	2.0%					3.5%

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nash-Finch Company

We have audited the accompanying consolidated balance sheets of Nash-Finch Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nash-Finch Company and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013, expressed unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

February 28, 2013

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

Fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	2012	2011	2010

Sales	$4,820,797	$4,855,459	$5,034,926
Cost of sales	4,429,329	4,475,433	4,634,138
Gross profit	391,468	380,026	400,788

Other costs and expenses:
Selling, general and administrative	290,393	261,000	269,140
Gain on acquisition of a business	(6,639)	-	-
Goodwill impairment	166,630	-	-
Depreciation and amortization	37,834	35,704	36,119
Interest expense	24,944	24,894	23,403
Total other costs and expenses	513,162	321,598	328,662

Earnings (loss) before income taxes	(121,694)	58,428	72,126

Income tax expense (benefit)	(27,822)	22,623	21,185

Net earnings (loss)	$(93,872)	$35,805	$50,941

Net earnings (loss) per share:
Basic	$(7.24)	$2.80	$3.97
Diluted	(7.24)	2.74	3.86

Declared dividends per common share	$0.72	$0.72	$0.72

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,970	12,808	12,819
Diluted	12,970	13,068	13,186

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

Fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	2012		2011		2010

Net earnings (loss)	$(93,872)		$35,805		$50,941
Change in fair value of derivatives, net of tax	-		264	(1)	426	(1)
Minimum pension liability adjustment, net of tax	(1,066)	(2)	(4,006)	(2)	(679)	(2)
Minimum other post-retirement liability adjustment, net of tax	68	(3)	19	(3)	25	(3)
Comprehensive income (loss)	$(94,870)		$32,082		$50,713

(1) Net of tax of $169 and $272, respectively.
(2) Net of tax of ($682), ($2,561), and ($434), respectively.
(3) Net of tax of $44, $12, and $16, respectively.

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

Assets	December 29, 2012	December 31, 2011
Current assets:
Cash	$1,291	$773
Accounts and notes receivable, net	239,925	243,763
Inventories	362,526	308,621
Prepaid expenses and other	18,569	17,329
Deferred tax assets, net	3,724	6,896
Total current assets	626,035	577,382

Notes receivable, net	21,360	23,221

Property, plant and equipment:
Property, plant and equipment	738,857	686,794
Less accumulated depreciation and amortization	(436,572)	(413,695)
Net property, plant and equipment	302,285	273,099

Goodwill	22,877	170,941
Customer contracts & relationships, net	6,649	15,399
Investment in direct financing leases	1,923	2,677
Deferred tax assets, net	2,780	-
Other assets	19,708	11,049
Total assets	$1,003,617	$1,073,768

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capitalized lease obligations	$2,265	$2,932
Accounts payable	247,392	234,722
Accrued expenses	52,326	61,459
Income taxes payable	429	-
Total current liabilities	302,412	299,113

Long-term debt	356,251	278,546
Capital lease obligations	14,807	15,905
Deferred tax liabilities, net	-	40,671
Other liabilities	33,758	34,910
Commitments and contingencies	-	-
Stockholders' equity:
Preferred stock -- no par value
Authorized 500 shares; none issued	-	-
Common stock of $1.66 2/3 par value
Authorized 50,000 shares, issued 13,799 and 13,727 shares, respectively	22,998	22,878
Additional paid-in capital	113,641	118,222
Common stock held in trust	(1,295)	(1,254)
Deferred compensation obligations	1,295	1,254
Accumulated other comprehensive loss	(15,705)	(14,707)
Retained earnings	227,161	330,470
Common stock in treasury, 1,525 and 1,541 shares, respectively	(51,706)	(52,240)
Total stockholders' equity	296,389	404,623
Total liabilities and stockholders' equity	$1,003,617	$1,073,768

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

Fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	2012	2011	2010
Operating activities:
Net earnings (loss)	$(93,872)	$35,805	$50,941
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on acquisition of a business	(6,639)	-	-
Depreciation and amortization	37,834	35,704	36,119
Amortization of deferred financing costs	1,267	3,597	1,834
Non-cash convertible debt interest	6,243	5,771	5,346
Rebateable loans	4,521	3,471	4,096
Provision for (recovery of) bad debts	(613)	811	808
Provision for lease reserves	160	755	320
Deferred income tax expense (benefit)	(40,986)	5,712	12,211
Loss (gain) on sale of property, plant and equipment	(1,522)	1,357	(503)
LIFO charge	3,325	14,220	53
Asset impairments	13,128	553	937
Impairments of goodwill	166,630	-	-
Share-based compensation expense (reversal of)	(2,446)	5,429	7,871
Deferred compensation	1,196	883	1,075
Other	(243)	(689)	(753)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	6,117	(6,758)	14,659
Inventories	(31,293)	11,670	(47,756)
Prepaid expenses	(318)	(1,122)	1,913
Accounts payable	2,377	4,083	(9,963)
Accrued expenses	(11,108)	(2,283)	809
Income taxes payable	(775)	(389)	(9,384)
Other assets and liabilities	(2,274)	2,567	(4,517)
Net cash provided by operating activities	50,709	121,147	66,116

Investing activities:
Proceeds from sale of assets	9,756	3,949	783
Additions to property, plant and equipment	(39,499)	(68,600)	(59,295)
Businesses acquired, net of cash	(78,344)	(8,818)	-
Loans to customers	(10,941)	(11,008)	(1,368)
Payments from customers on loans	8,609	1,521	2,366
Corporate-owned life insurance, net	(786)	(653)	(427)
Other	(151)	-	3
Net cash used in investing activities	(111,356)	(83,609)	(57,938)

Financing activities:
Proceeds from (payments of) revolving debt	53,425	(18,700)	30,000
Dividends paid	(8,816)	(8,739)	(8,930)
Repurchase of common stock	-	-	(21,970)
Proceeds from long-term debt	19,182	151,500	-
Payments of long-term debt	(1,260)	(152,366)	(628)
Payments of capitalized lease obligations	(2,429)	(2,765)	(3,529)
Increase (decrease) in outstanding checks	4,194	(1,593)	(3,083)
Payments of deferred financing costs	(1,821)	(3,781)	-
Tax benefit (shortfall) from share-based compensation	66	(41)	(38)
Other	(1,376)	(1,110)	-
Net cash provided by (used in) financing activities	61,165	(37,595)	(8,178)
Net increase (decrease) in cash	518	(57)	-
Cash at beginning of year	773	830	830
Cash at end of year	$1,291	$773	$830

See accompanying notes to consolidated financial statements.

NASH FINCH COMPANY

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share amounts)

Fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011	Common stock (shares outstanding)	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders' equity
Balance at January 2, 2010	12,812	$ 22,792	$ 106,705	$ 261,821	$ (10,756)	$ (30,003)	$ 350,559
Net earnings	-	-	-	50,941	-	-	50,941
Other comprehensive income:
Deferred loss on hedging activities, net of tax of $272	-	-	-	-	426	-	426
Minimum pension liability adjustment, net of tax of ($434)	-	-	-	-	(679)	-	(679)
Minimum other post-retirement liability adjustment, net of tax of $16	-	-	-	-	25	-	25
Dividends declared of $.72 per share	-	-	-	(8,930)	-	-	(8,930)
Share-based compensation	24	-	7,566	(248)	-	793	8,111
Stock appreciation rights	-	-	570	-	-	-	570
Common stock issued for performance units	-	4	(4)	-	-	-	-
Common stock transferred from rabbi trust	(85)	-	-	-	-	(1,200)	(1,200)
Repurchase of shares	(643)	-	-	-	-	(22,781)	(22,781)
Tax shortfall associated with compensation plans	-	-	(38)	-	-	-	(38)

Balance at January 1, 2011	12,108	$ 22,796	$ 114,799	$ 303,584	$ (10,984)	$ (53,191)	$ 377,004
Net earnings	-	-	-	35,805	-	-	35,805
Other comprehensive income:
Deferred loss on hedging activities, net of tax of $169	-	-	-	-	264	-	264
Minimum pension liability adjustment, net of tax of ($2,561)	-	-	-	-	(4,006)	-	(4,006)
Minimum other post-retirement liability adjustment, net of tax of $12	-	-	-	-	19	-	19
Dividends declared of $.72 per share	-	-	-	(8,739)	-	-	(8,739)
Share-based compensation	28	-	2,976	(180)	-	951	3,747
Stock appreciation rights	-	-	570	-	-	-	570
Common stock issued for performance units	50	82	(82)	-	-	-	-
Tax shortfall associated with compensation plans	-	-	(41)	-	-	-	(41)

Balance at December 31, 2011	12,186	$ 22,878	$ 118,222	$ 330,470	$ (14,707)	$ (52,240)	$ 404,623
Net earnings (loss)	-	-	-	(93,872)	-	-	(93,872)
Other comprehensive income:
Minimum pension liability adjustment, net of tax of ($682)	-	-	-	-	(1,066)	-	(1,066)
Minimum other post-retirement liability adjustment, net of tax of $44	-	-	-	-	68	-	68
Dividends declared of $.72 per share	-	-	-	(8,816)	-	-	(8,816)
Share-based compensation	16	-	(4,042)	(621)	-	534	(4,129)
Stock appreciation rights	-	-	(485)	-	-	-	(485)
Common stock issued for performance units	72	120	(120)	-	-	-	-
Tax benefit associated with compensation plans	-	-	66	-	-	-	66

Balance at December 29, 2012	12,274	$ 22,998	$ 113,641	$ 227,161	$ (15,705)	$ (51,706)	$ 296,389

See accompanying notes to consolidated financial statements.

(1)         Summary of Significant Accounting Policies

Fiscal Year

The fiscal year of Nash-Finch Company (“Nash Finch”) ends on the Saturday nearest to December 31. Fiscal years 2012, 2011 and 2010 each consisted of 52 weeks.  Our interim quarters consist of 12 weeks except for the third quarter which consists of 16 weeks.

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

                In fiscal 2012, the Company revised its presentation of fees received from customers for shipping, handling, and the performance of certain other services, which primarily impacted our Food Distribution and Military business segments.  The Company historically presented these items, such as freight fees, fuel surcharges, and fees for advertising services as a reduction to cost of sales.  In accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 605, the Company has revised its presentation to classify amounts billed to a customer related to shipping and handling in a sale transaction as revenue.  The Company has also revised its presentation to classify fees received for the performance of certain other services as revenue.  The revisions had the effect of increasing both sales and cost of sales, but did not have an impact on gross profit, earnings before income taxes, net earnings, cash flows, or financial position for any period, or their respective trends.  Management has determined that the change in presentation is not material to any period.  Prior year amounts shown below have been revised to conform to the current year presentation.

	52 Weeks Ended
	December 31, 2011			52 Weeks Ended
	As Originally			December 31, 2011
(in 000's)	Reported	% of Sales	Adjustments	As Revised	% of Sales
Sales	$4,807,215	100.0%	48,244	$4,855,459	100.0%
Cost of Sales	4,427,189	92.1%	48,244	4,475,433	92.2%
Gross Profit	$380,026	7.9%	-	$380,026	7.8%

	52 Weeks Ended
	January 1, 2011			52 Weeks Ended
	As Originally			January 1, 2011
(in 000's)	Reported	% of Sales	Adjustments	As Revised	% of Sales
Sales	$4,991,979	100.0%	42,947	$5,034,926	100.0%
Cost of Sales	4,591,191	92.0%	42,947	4,634,138	92.0%
Gross Profit	$400,788	8.0%	-	$400,788	8.0%

Cost of sales

Cost of sales includes the cost of inventory sold during the period, including distribution costs, shipping and handling fees, and vendor allowances and credits (see below).  Advertising costs, included in cost of goods sold, are expensed as incurred and were $65.6 million, $56.7 million and $61.1 million for fiscal 2012, 2011 and 2010, respectively.  Amounts billed that offset the cost of the advertising in cost of goods sold, were approximately $61.8 million, $55.5 million and $60.1 million for fiscal 2012, 2011 and 2010, respectively.

Vendor Allowances and Credits

                We reflect vendor allowances and credits, which include allowances and incentives similar to discounts, as a reduction of cost of sales when the related inventory has been sold, based on the underlying arrangement with the vendor.  These allowances primarily consist of promotional allowances, quantity discounts and payments under merchandising arrangements.  Amounts received under promotional or merchandising arrangements that require specific performance are recognized in the Consolidated Statements of Income (Loss) when the performance is satisfied and the related inventory has been sold.  Discounts based on the quantity of purchases from our vendors or sales to customers are recognized in the Consolidated Statements of Income (Loss) as the product is sold.  When payment is received prior to fulfillment of the terms, the amounts are deferred and recognized according to the terms of the arrangement.

Inventories

Inventories are stated at the lower of cost or market.  Approximately 79% of our inventories were valued on the last‑in, first‑out (LIFO) method at December 29, 2012 as compared to approximately 84% at December 31, 2011.  We recorded LIFO charges of $3.3 million, $14.2 million, and $0.1 million for fiscal 2012, 2011 and 2010, respectively.  The remaining inventories are valued on the first‑in, first‑out (FIFO) method.  If the FIFO method of accounting for inventories had been applied to all inventories, inventories would have been higher by $90.7 million and $87.3 million at December 29, 2012 and December 31, 2011, respectively.

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

Net property, plant and equipment consisted of the following (in thousands):

	December 29, 2012	December 31, 2011
Land	$45,745	$30,129
Buildings and improvements	307,899	292,538
Furniture, fixtures and equipment	313,815	286,780
Leasehold improvements	47,679	42,500
Construction in progress	276	3,571
Assets under capitalized leases	23,443	31,276
	738,857	686,794
Accumulated depreciation and amortization	(436,572)	(413,695)
Net property, plant and equipment	$302,285	$273,099

 Impairment of Long-Lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable.  Assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  We have generally identified this lowest level to be individual stores or distribution centers; however, there are limited circumstances where, for evaluation purposes, stores could be considered with the distribution center they support.  We allocate the portion of the profit retained at the servicing distribution center to the individual store when performing the impairment analysis in order to determine the store’s total contribution to us.  We consider historical performance and future estimated results in the impairment evaluation.  If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of the impairment by comparing the carrying amount of the asset to its fair value as determined using an income approach.  The inputs used in the income approach use significant unobservable inputs, or level 3 inputs, in the fair value hierarchy.  We recorded impairment charges of $13.1 million, $0.6 million and $0.9 million in fiscal 2012, 2011 and 2010, respectively.

Reserves for Self-Insurance

We are primarily self-insured for workers’ compensation, general and automobile liability and health insurance costs.  It is our policy to record our self-insurance liabilities based on claims filed and an estimate of claims incurred but not yet reported.  Workers’ compensation, general and automobile liabilities are actuarially determined on a discounted basis.  We have purchased stop-loss coverage to limit our exposure on a per claim basis.  On a per claim basis as of December 29, 2012, our exposure for workers’ compensation is $0.6 million, for auto liability and general liability is $0.5 million and for health insurance our exposure is $0.4 million.  Any projection of losses concerning workers’ compensation, general and automobile and health insurance liability is subject to a considerable degree of variability.  Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.  Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, such changes could have a material impact on future claim costs and currently recorded liabilities.

Goodwill and Intangible Assets

Intangible assets, consisting primarily of goodwill and customer contracts resulting from business acquisitions, are carried at cost unless a determination has been made that their value is impaired.  Goodwill is not amortized and customer contracts and other intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.  We test goodwill for impairment on an annual basis in the fourth quarter based on conditions as of the end of our third quarter or more frequently if we believe indicators of impairment exist.  Such indicators may include a decline in our expected future cash flows, unanticipated competition, slower growth rates, increase in discount rates, or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

The goodwill impairment test involves a two-step process.  The first step of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Our fair value for each reporting unit is determined based on an income approach which incorporates a discounted cash flow analysis which uses significant unobservable inputs, or level 3 inputs, as defined by the fair value hierarchy, and a market approach that utilizes current earnings multiples of comparable publicly-traded companies.  We have weighted the valuation of our reporting units at 75% based on the income approach and 25% based on the market approach.  We believe that this weighting is appropriate since it is often difficult to find other comparable publicly-traded companies that are similar to our reporting units and it is our view that future discounted cash flows are more reflective of the value of the reporting units.

During the second quarter of fiscal 2012, we performed an impairment test of goodwill due to market conditions as of the end of our fifth fiscal period.  The Company’s market capitalization as calculated, using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2011 resulting in a market value significantly lower than the fair value of the business segments. We determined this was an indication of impairment, and we performed the second step of the analysis utilizing the assistance of a third-party valuation firm.  The analysis included determining the fair value of inventory and other current assets and liabilities, as well as fair values of real estate, buildings and fixtures based on recent appraisals. We recorded a goodwill impairment charge of $132.0 million in the second quarter of fiscal 2012, of which $113.0 million related to our Food Distribution segment and $19.0 million related to our Retail segment. The fair value of the Military  segment exceeded the carrying value by approximately $15.7 million, or 4%.  Key assumptions used in the impairment test were; discount rates applied ranged from 12.0% to 15.0% and growth rates ranged from -1.0% to 2.0%.  For the Military segment to have an indication of impairment, the discount rate applied would have needed to increase by over 1.0% or the assumed long-term growth rate would have needed to decrease by over 2.0% with a corresponding increase in the discount rate of 0.5%.

We performed our fiscal 2012 annual impairment test of goodwill during the fourth quarter of fiscal 2012 based on conditions as of the end of the third quarter of fiscal 2012 and determined in the first step of our analysis that an indication of impairment existed in our Military reporting segment.  This required us to calculate our Military segment’s implied fair value in the second step of the impairment analysis.  Compared to the analysis performed during the second quarter of 2012, management’s financial forecast for the Military business segment at this time reflected lower gross margins and the impact of other competitive factors, which resulted in lower projected cash flows for the Military segment.  For the second step of the analysis, we utilized recent appraisals of land and buildings belonging to our Military segment to determine the fair value of these assets.  The carrying values of certain assets and liabilities, such as accounts receivable and accounts payable, approximated fair value due to their short maturities.  Also, in order to determine the fair value of the Military segment’s inventory, the LIFO reserve related to that inventory was eliminated from its carrying value.  These adjustments to the carrying value of the Military segment resulted in an implied fair value for the segment that was significantly lower than the segment’s carrying value.  As a result of this analysis, we recorded a goodwill impairment charge of $34.6 million in the fourth quarter of fiscal 2012 to fully impair the goodwill associated with the Military reporting segment.  The carrying value of the Food Distribution segment exceeded its fair value as determined in the first step of our analysis, however, due to the impairment charge recorded in the second quarter of fiscal 2012, there is no longer any goodwill associated with that reporting segment.  The fair value of the Retail segment was approximately 14% higher than its carrying value.

Discount rates applied in our income approach during fiscal 2012 ranged from 9.0% to 12.0% and were reflective of the weighted average cost of capital of comparable publicly-traded companies with an adjustment for equity and size premiums based on market capitalization.  Growth rates ranged from zero to 2.0%.  For the Retail segment to have an indication of impairment, the discount rate applied would need to increase by over 1.5% or the assumed long-term growth rate would need to decrease by over 1.5% with a corresponding increase in the discount rate of 1.5%.

The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company's stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole.  Additional value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity.  Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of that entity's individual common stock.  In most industries, including ours, an acquiring entity typically is willing to pay more for equity securities that give it a controlling interest than an investor would pay for a number of equity securities representing less than a controlling interest.  We have taken into consideration the current trends in our market capitalization and the current book value of our equity in relation to fair values arrived at in our fiscal 2012 goodwill impairment analysis, including the implied control premium, and have deemed the result to be reasonable.

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

During the first quarter of fiscal 2012, completion of the purchase accounting for a retail store purchased in the fourth quarter of 2011 led us to recognize an additional $0.2 million in goodwill related to that acquisition.  The subsequent sale of this store and the sale of an additional retail store resulted in a $4.5 million reduction to Retail segment goodwill, which was recorded in the second quarter of 2012.  As referenced above, in the second quarter of 2012, a goodwill impairment charge of $132.0 million was recorded, of which $113.0 million related to our Food Distribution segment and $19.0 million related to our Retail segment.  During the third quarter of fiscal 2012, the Retail segment recorded $22.9 million in goodwill related to the acquisition of eighteen No Frills supermarkets located in Nebraska and western Iowa.  Also, as referenced above, our annual goodwill impairment test resulted in an additional impairment charge of $34.6 million related to our Military segment goodwill during the fourth quarter of 2012.

Changes in the net carrying amount of goodwill were as follows:

(in thousands)	Military	Food Distribution	Retail	Total
Goodwill as of January 1 , 2011	$34,639	$112,978	$19,549	$167,166
Retail store acquisition	-	-	4,085	4,085
Retail store sales/closures	-	-	(310)	(310)
Goodwill as of December 31, 2011	34,639	112,978	23,324	170,941
Retail store acquisitions	-	-	23,028	23,028
Retail store sales/closures	-	-	(4,462)	(4,462)
Goodwill impairment	(34,639)	(112,978)	(19,013)	(166,630)

Goodwill as of December 29, 2012	$-	$-	$22,877	$22,877

                        During the fourth quarter of fiscal 2012, we tested the customer relationships associated with the purchase of our Westville and Lima Food Distribution facilities in 2005 for impairment.In the first step of our analysis, the undiscounted cash flows generated by the related asset groups (the Westville and Lima distribution centers, individually, inclusive of the value of the customer relationships allocated to each distribution center) were compared to the book value of the asset groups.  In the case of the Westville asset group, the cash flows did not exceed the book value, necessitating the second step of the recoverability test.

In the second step of the recoverability test, the discounted cash flows attributable to the asset group were compared to the fair value of the other assets in the Westville asset group in order to determine the implied fair value of the intangible assets in the group. We utilized a recent appraisal of the value of the Westville distribution center’s land and building to determine the fair value of the other assets in the asset group. The discounted cash flow analysis determined that there was not enough value in the asset group to recognize any  value in the customer relationships related to the Westville facility. This resulted in a $6.5 million impairment charge in the fourth quarter of fiscal 2012 related to the customer relationships associated with the Westville  facility.This impairment charge is included in the Consolidated Statements of Income (Loss) under selling, general and administrative expenses.

Customer contracts and relationships intangibles were as follows (in thousands):

December 29, 2012
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Estimated Life (years)
Customer contracts and relationships	$ 28,569	$ (21,920)	$ 6,649	10-20

December 31, 2011
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Estimated Life (years)
Customer contracts and relationships	$ 42,218	$ (26,819)	$ 15,399	10-20

Other intangible assets included in other assets on the consolidated balance sheets were as follows (in thousands):

	December 29, 2012
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Estimated Life (years)
Franchise agreements	$ 2,694	$ (1,718)	$ 976	17-25
Non-compete agreements	520	(251)	269	5
Pharmacy scripts	2,477	(1,413)	1,064	5
License agreements	53	(47)	6	5
Tradenames	2,900	(100)	2,800	15
Leasehold interests	4,170	(203)	3,967	5-25

	December 31, 2011
	Gross Carrying Value	Accum. Amort.	Net Carrying Amount	Estimated Life (years)
Franchise agreements	$ 2,694	$ (1,609)	$ 1,085	17-25
Non-compete agreements	366	(225)	141	4-10
Pharmacy scripts	2,034	(940)	1,094	5
License agreements	53	(38)	15	5
Tradenames	209	-	209	Indefinite

Aggregate amortization expense recognized for fiscal 2012, 2011 and 2010 was $3.2 million, $3.2 million and $3.4 million, respectively.  The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $2.2 million, $2.0 million, $1.9 million, $1.7 million and $1.2 million for fiscal years 2013 through 2017, respectively.

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

We establish reserves when, despite our belief that the tax return positions are fully supportable, certain positions could be challenged and we may ultimately not prevail in defending our positions.  These reserves are adjusted in light of changing facts and circumstances, such as the closing of a tax audit or the expiration of statutes of limitations.  The effective tax rate includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as related penalties and interest.  These reserves relate to various tax years subject to audit by taxing authorities.

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

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities.  Our objective in managing our exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows.  To achieve these objectives, from time-to-time we use derivative instruments, primarily interest rate swap agreements, to manage risk exposures when appropriate, based on market conditions.  We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

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

Comprehensive Income (Loss)

We report comprehensive income (loss) that includes our net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net earnings such as minimum pension and other post retirement liabilities adjustments and unrealized gains or losses on hedging instruments, but rather are recorded directly in the Consolidated Statements of Stockholders’ Equity.  These amounts are also presented in our Consolidated Statements of Comprehensive Income (Loss).

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

(2)           Acquisition – Bag ‘N Save

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

                We accounted for this transaction in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 805, "Business Combinations", which defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC Topic 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  ASC Topic 805 also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date.

                The following table summarizes the fair values of the assets acquired and liabilities of BNS assumed at the acquisition date:

(in thousands)

Inventories	$11,165
Property, plant and equipment	25,570
Other assets	630

Total identifiable assets acquired	37,365

Accrued expenses	1,026
Total liabilities assumed	1,026

Net assets acquired	$36,339

                The fair value of the identifiable assets acquired and liabilities assumed of $36.3 million exceeded the purchase price of BNS of $29.7 million.  Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate.As a result, the Company recognized a pre-tax gain of $6.6 million in the second quarter 2012 associated with the acquisition of BNS. The gain is included in the line item "Gain on acquisition of a business" in the Consolidated Statements of Income (Loss).

                The Company recognized $0.5 million of acquisition related costs that were expensed during fiscal 2012 related to the acquisition of BNS.  These costs are included in the Consolidated Statements of Income (Loss) under selling, general and administrative expenses.

                The sales of BNS are included in the Consolidated Statements of Income (Loss) from the acquisition date through the end of fiscal 2012 and were $103.5 million.  This was offset by a corresponding $58.3 million decrease in Food Distribution segment sales since BNS was formerly a Food Distribution customer and these sales are now being reported in the Retail segment.  Although the Company has made reasonable efforts to do so, synergies achieved through the integration of BNS into the Company's Retail segment, unallocated interest expense and the allocation of shared overhead specific to BNS cannot be precisely determined.  Accordingly, the Company has deemed it impracticable to calculate the precise impact that the acquisition of BNS had on the Company's net earnings during fiscal 2012.  However, please refer to "Note (18) - Segment Information" of this Form 10-K for a comparison of the Retail segment sales and profit for fiscal 2012 and 2011.

(3)           Acquisition – No Frills

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

                In accordance with ASC Topic 805, the Company was required to recognize the fair value of the assets acquired and liabilities of No Frills assumed.  The following table summarizes such fair values at the acquisition date:

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

                The Company recognized $0.6 million of acquisition related costs that were expensed during fiscal 2012 related to our purchase of certain assets and liabilities from No Frills. These costs are included in the Consolidated Statements of Income (Loss) under selling, general and administrative expenses.

The sales of No Frills are included in the Consolidated Statements of Income (Loss) from the acquisition date through the end of fiscal 2012 and were $111.7 million.  This was offset by a corresponding $61.4 million decrease in Food Distribution segment sales since No Frills was formerly a Food Distribution customer and these sales are now being reported in the Retail segment.  Although the Company has made reasonable efforts to do so, synergies achieved through the integration of No Frills into the Company's Retail segment, unallocated interest expense and the allocation of shared overhead specific to No Frills cannot be precisely determined.  Accordingly, the Company has deemed it impracticable to calculate the precise impact that the acquisition of No Frills had on the Company's net earnings during fiscal 2012.  However, please refer to "Note (18) - Segment Information" of this Form 10-K for a comparison of the Retail segment sales and profit for fiscal 2012 and 2011.

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

(5)           Long-Lived Asset Impairment Charges

                Impairment charges of $13.1 million, $0.6 million and $0.9 million were recorded on long-lived assets in fiscal 2012, 2011 and 2010, respectively.  The impairment charges in 2012 primarily related to our Food Distribution facility in Westville, Indiana and our Military distribution center in Junction City, Kansas.  A  significant portion of the impairment charge for the Westville, Indiana facility related to the value assigned to customer relationships when this facility was acquired in 2005.

                The impairment charges in fiscal 2012 related to the Westville and Junction City distribution centers were recorded as a result of annual testing of long-lived and intangible assets for impairment.  In the first step of our analysis, the undiscounted cash flows generated by the related asset groups (the Westville and Junction City distribution centers, individually, inclusive of the value of intangible assets allocated to the Westville distribution center) were compared to the book value of the asset groups.  In the case of both asset groups, the cash flows did not exceed the book value, necessitating the second step of the recoverability test.

                In the second step of the recoverability test, the discounted cash flows attributable to each asset group were compared to the book value of the respective asset group.  In both cases, the discounted cash flows did not exceed the book value of the asset group.  We utilized recent appraisals of the land and buildings at the Westville and Junction City distribution centers to determine the fair value of the asset groups.  As a result of our analysis, we recorded impairment charges of $11.3 million and $1.8 million to write down the value of long-lived and intangible assets belonging to the Westville and Junction City facilities, respectively.  These impairment charges are included in the Consolidated Statements of Income (Loss) under selling, general and administrative expenses.

                The impairment charges in prior years related to three retail stores in 2011 and four retail stores in 2010 that were impaired as a result of increased competition within the respective market areas.  The estimated undiscounted cash flows related to these facilities indicated that the carrying value of the assets may not be recoverable based on current expectations, therefore these assets were written down.

(6)             Accounts and Notes Receivable

Accounts and notes receivable at the end of fiscal 2012 and 2011 are comprised of the following components:

(in thousands)	2012	2011
Customer notes receivable, current	$7,926	$8,915
Customer accounts receivable	221,878	226,926
Other receivables	14,099	13,627
Allowance for doubtful accounts	(3,978)	(5,705)
Net current accounts and notes receivable	$239,925	$243,763

Long-term customer notes receivable	$22,408	$24,239
Allowance for doubtful accounts	(1,048)	(1,018)
Net long-term notes receivable	$21,360	$23,221

Operating results include income of $0.6 million from the reversal of bad debt reserves in fiscal 2012 and bad debt expense of $0.8 million in both fiscal 2011 and fiscal 2010.

(7)           Long-term Debt and Bank Credit Facilities

Long-term debt as of the end of fiscal 2012 and 2011 is summarized as follows:

(In thousands)	2012	2011

Asset-backed credit agreement:
Revolving credit	$188,825	$135,400
Senior subordinated convertible debt, 3.50% due in 2035	148,724	142,481
Industrial development bonds, 5.60% to 6.00% due in various installments through 2014	-	1,260
Notes payable and mortgage notes, variable rate due in various installments through 2019	18,702	-
Total debt	356,251	279,141
Less current maturities	-	(595)
Long-term debt	$356,251	$278,546

Asset-backed Credit Agreement

                On December 21, 2011, the Company and its subsidiaries entered into a credit agreement and related security and other agreements with Wells Fargo and the Lenders party thereto (the "Credit Agreement"), providing for a $520.0 million revolving asset-backed credit facility, which included a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the "Revolving Credit Facility").  At the inception of the agreement, we were required to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve has now increased to $150.0 million commencing on December 15, 2012.  Provided no event of default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.  On December 21, 2011, the Company (a) borrowed $151.7 million under the Revolving Credit Facility to pay-off outstanding principal and interest due pursuant to the credit agreement among the Company, various Lenders, Bank of America, N.A , as Administrative Agent, et al, dated as of April 11, 2008 (the "B of A Credit Agreement"), to pay closing costs and for other general corporate purposes and (b) rolled forward its existing letters of credit totaling $11.0 million into the new Credit Agreement.  The Credit Agreement is collateralized by a first priority perfected security interest on all real and personal property of the Company and its subsidiaries, including (i) a perfected pledge of all of the equity interests held by the Company and its subsidiaries and (ii) mortgages encumbering certain real estate owned by the Company, subject to certain exceptions.  The obligations of the Company and its subsidiaries under the Credit Agreement are unconditionally cross-guaranteed by the Company and its subsidiaries.

                The syndicate of lenders for the original Credit Agreement included: Wells Fargo Capital Finance, LLC, as Administrative Agent, Collateral Agent, Swing Line Lender; Wells Fargo Bank, N.A. and Bank of America, N.A. as L/C Issuers; JPMorgan Chase Bank, N.A. and BMO Harris Bank, N.A. as Syndication Agents; Bank of America, N.A. and Barclays Bank PLC as Documentation Agents; and Wells Fargo Capital Finance, LLC, J.P. Morgan Securities LLC, BMO Capital Markets and Merrill Lynch, Pierce, Fenner and Smith Incorporated as Joint Lead Arrangers and Joint Book Managers.

On November 27, 2012, the Company and its subsidiaries entered into Amendment No. 1 (the “Amendment”) to its Credit Agreement dated as of December 21, 2011.

Among other things, the Amendment (i) increased the commitments under the Credit Agreement by $70.0 million to $590.0 million, including within the increase a first-in last-out tranche (“FILO Tranche Loans”) of $30.0 million which amortizes by $2.5 million on the first day of each fiscal quarter beginning March 24, 2013, (ii) extended the maturity of the Credit Agreement by one year to December 21, 2017, and (iii) provided for increases to advance rates of certain components of the borrowing base as well as permitting the inclusion of asset classes in the borrowing base that were previously excluded.

              The principal amount outstanding under the amended Revolving Credit Facility, plus interest accrued and unpaid thereon, will be due and payable in full at maturity on December 21, 2017.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either the base rate or LIBOR plus a margin.  The LIBOR interest rate margin can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00%, except for FILO Tranche Loans which bear interest at a rate equal to LIBOR plus 2.75%.  The pricing levels for the non-FILO Tranche Loans are based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  The LIBOR interest rate margin was 1.75% as of December 29, 2012.

At December 29, 2012, $238.5 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $12.7 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

The notes will be convertible at the option of the holder only upon the occurrence of certain events summarized as follows:

(1)     if the closing price of our stock reaches a specified threshold (currently $62.32) for a specified period of time,

(2)     if the notes are called for redemption,

(3)     if specified corporate transactions or distributions to the holders of our common stock occur,

(4)     if a change in control occurs or,

(5)     during the ten trading days prior to, but not on, the maturity date.

Upon conversion by the holder, the notes convert at an adjusted conversion rate of 9.7224 shares (initially 9.3120 shares) of our common stock per $1,000 Note (equal to an adjusted conversion price of approximately $47.94 per share).  Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value (or residual value shares), if any, in cash, stock or both, at our option.  The conversion rate is adjusted upon certain dilutive events as described in the indenture, but in no event shall the conversion rate exceed 12.7109 shares per $1,000 Note.  The number of residual value shares cannot exceed 7.1469 shares per $1,000 Note.

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

                Notes Payable and Mortgage Notes

                On May 18, 2012, the Company, as guarantor for U Save Foods, Inc., a Nebraska corporation and wholly-owned subsidiary of Nash Finch Company, entered into a seven year $16.9 million term loan facility (“the Agreement”) with First National Bank of Omaha.  The Agreement is secured by seven corporate-owned retail locations in Nebraska.  At December 29, 2012, land in the amount of approximately $14.9 million and buildings and other assets with a depreciated cost of approximately $7.8 million are pledged to secure obligations under this term loan facility.

Maturities of Long-term Debt

Aggregate annual maturities of long‑term debt for the five fiscal years after December 29, 2012, are as follows (in thousands):

2013	$-
2014	374
2015	748
2016	748
2017	189,573
Thereafter	164,808
Total	$356,251

Interest paid was $18.2 million, $15.8 million and $16.6 million during fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

(8)        Derivative Instruments

We have market risk exposure to changing interest rates primarily as a result of our borrowing activities.  Our objective in managing our exposure to changes in interest rates is to reduce fluctuations in earnings and cash flows.  To achieve these objectives, from time-to-time we use derivative instruments, primarily interest rate swap agreements, to manage risk exposures when appropriate, based on market conditions.  We do not enter into derivative agreements for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument.

The interest rate swap agreements are designated as cash flow hedges and are reflected at fair value in our Consolidated Balance Sheet and the related gains or losses on these contracts are deferred in stockholders’ equity as a component of other comprehensive income.  As of both December 29, 2012 and December 31, 2011, we had no outstanding interest rate swap agreements.  Deferred gains and losses are amortized as an adjustment to interest expense over the same period in which the related items being hedged are recognized in income.  However, to the extent that any of these contracts are not considered to be effective in offsetting the change in the value of the items being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.  Our interest rate swap agreements resulted in recognizing interest expense of $0.4 million and $1.0 million in fiscal 2011 and fiscal 2010, respectively.

(9)      Income Taxes

Income tax expense (benefit) is made up of the following components:

(in thousands)	2012	2011	2010
Current:
Federal	$11,278	$12,293	$6,268
State	1,336	1,480	783
Tax credits	(139)	(384)	(400)
Deferred:
Federal	(36,186)	8,408	13,154
State	(4,111)	826	1,380
Total	$(27,822)	$22,623	$21,185

Income tax expense (benefit) differed from amounts computed by applying the federal income tax rate to pre‑tax income as a result of the following:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income tax benefit	1.4%	3.5%	3.7%
Non-deductible goodwill	(13.3%)	0.2%	-
Change in tax contingencies	0.2%	-	(8.0%)
Other, net	(0.4%)	-	(1.3%)
Effective tax rate	22.9%	38.7%	29.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	December 29, 2012	December 31, 2011
Deferred tax assets:
Compensation related accruals	$18,918	$20,869
Reserve for bad debts	2,021	2,646
Reserve for store shutdown and special charges	428	976
Workers compensation accruals	2,734	2,763
Pension accruals	10,233	9,504
Reserve for future rents	1,797	2,161
Intangible assets	23,229	-
Other	4,465	4,201
Total deferred tax assets	63,825	43,120

Deferred tax liabilities:
Property, plant and equipment	14,231	14,140
Intangible assets	-	23,270
Inventories	14,894	13,265
Convertible debt interest	26,948	24,905
Other	1,247	1,315
Total deferred tax liabilities	57,320	76,895
Net deferred tax asset (liability)	$6,505	$(33,775)

Our income tax benefit was $27.8 million for fiscal 2012 as compared to income tax expense of $22.6 million and $21.2 million for fiscal years 2011 and 2010, respectively.  The income tax rate for fiscal 2012 was 22.9% compared to 38.7% for fiscal 2011 and 29.4% for fiscal 2010.  The effective income tax rate for fiscal 2012, 2011 and 2010 represented income tax expense incurred on pre-tax income from continuing operations.  The effective tax rate for fiscal 2012 was impacted by the reversal of previously unrecognized tax benefits of $0.3 million primarily due to statute of limitation closures and audit resolutions, an increase in reserves of $0.1 million, and the tax effect of the non-deductible portion of the goodwill impairment charges of $16.2 million.

                Net income taxes paid were $13.3 million, $14.5 million, and $23.9 million during fiscal 2012, 2011 and 2010, respectively. During fiscal 2012, the Company recognized directly through equity the write-off of the $0.8 million deferred tax asset less current year charges of $0.3 million associated with the SARs that did not vest.

At  December 29, 2012, the total amount of unrecognized tax benefits was $2.0 million compared to $2.1 million at December 31, 2011.  The net decrease in unrecognized tax benefits of $0.1 million since December 31, 2011 was comprised of the following: $0.2 million due to a decrease in the unrecognized tax benefits relating to the expiration of the applicable statutes of limitation offset by $0.1 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period. The net increase in unrecognized tax benefits of $0.4 million during the year ended December 31, 2011 was comprised of the following: $0.1 million due to a decrease in the unrecognized tax benefits relating to the expiration of the applicable statutes of limitation offset by $0.5 million due to the increase in unrecognized tax benefits as a result of tax positions taken in the current period.

The following table summarizes the activity related to our unrecognized tax benefits:

($ in thousands)
Unrecognized tax benefits - opening balance at 1/01/12	$2,129
Increases related to current year tax period	78
Lapse of statute of limitations	(248)
Unrecognized tax benefits - ending balance 12/29/12	$1,959

($ in thousands)
Unrecognized tax benefits - opening balance at 1/02/11	$1,747
Increases related to current year tax period	511
Lapse of statute of limitations	(129)
Unrecognized tax benefits - ending balance 12/31/11	$2,129

The total amount of tax benefits that if recognized would impact the effective tax rate was $0.3 million at December 29, 2012 and $0.5 million at December 31, 2011.  The accrual for potential penalties and interest related to unrecognized tax benefits did not materially change in 2012, and in total, as of December 29, 2012, is $0.1 million.  The accrual for potential penalties and interest related to unrecognized tax benefits also did not materially change in fiscal 2011.

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

(10) Share-based Compensation Plans

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  Compensation expense for the share-based payment awards was based on the estimated grant date fair value.  Share-based compensation expense recognized in the Consolidated Statements of Income (Loss) for years ended December 29, 2012, December 31, 2011, and January 1, 2011 was based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures.

Share-based compensation recognized for the year ended December 29, 2012 was a net credit of $2.4 million, as compared to expense of $5.4 million for fiscal 2011 and $7.9 million for fiscal 2010. During fiscal 2012, the Company reversed $3.7 million of previously recorded expense related to unvested units outstanding under the Company’s Long-Term Incentive Plan which it no longer expects to vest above the zero percent payout threshold, and recorded charges of $1.3 million related to other share-based awards. Share-based compensation amounts are included in the selling, general & administrative expense line of our Consolidated Statements of Income (Loss).

We have four equity compensation plans under which incentive performance units, stock appreciation rights, and other forms of share-based compensation have been or may be granted, primarily to key employees and non-employee members of the Board of Directors.  These plans include the 2009 Incentive Award Plan (as Amended and Restated as of March 2, 2010) (“2009 Plan”), the 2000 Stock Incentive Plan (as amended and restated on July 14, 2008) (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan. No additional awards can be granted under the 2000 stock incentive program effective May 20, 2009, the date our Shareholder’s approved the 2009 plan.

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

During fiscal years 2012, 2011, and 2010, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)) and RSUs.

Performance units pursuant to our LTIP were granted during fiscal years 2010, 2011, and 2012 under the 2009 Plan.  These units vest at the end of a three-year performance period.

During 2010, a total of 123,128 units were granted pursuant to our LTIP.  Under this plan, depending on a comparison of the Company’s cumulative three-year actual Consolidated EBITDA results to the cumulative three-year strategic plan Consolidated EBITDA targets and the Company’s ranking on a blend of absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.   Compensation expense equal to the grant date fair value (for shares expected to vest)  is recorded through equity over the three-year performance period as the units can only be settled in stock.

During 2011, a total of 113,044 units were granted pursuant to our LTIP.  Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on a blend of absolute return on net assets and compound annual growth rate for return on net assets among the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.  Compensation expense equal to the grant date fair value (for shares expected to vest) is recorded through equity over the three-year performance period as the units can only be settled in stock.

                During 2012, a total of 231,559 units were granted pursuant to our LTIP.  Depending on a comparison of the Company’s three-year compound annual growth rate of Consolidated EBITDA results to the Company’s peer group and the Company’s ranking on a blend of 1) absolute return on net assets and 2) compound annual growth rate for return on net assets as compared to the companies in the peer group, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.  Compensation expense equal to the grant date fair value (for shares expected to vest) is recorded through equity over the three-year performance period as the units can only be settled in stock.

On December 31, 2011, 90,670 units outstanding from the LTIP grants made during fiscal 2009 vested and were cancelled without conversion to shares of common stock because the Company did not achieve the performance metrics of the LTIP for the related performance period.

On December 29, 2012, 101,739 units outstanding from the LTIP grants made during fiscal 2010 vested and were cancelled without conversion to shares of common stock because the Company did not achieve the minimum performance metrics of the LTIP for the related performance period required for a payout of common shares.

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

On December 17, 2008, in connection with the Company’s announcement of its planned acquisition of certain military distribution assets of GSC Enterprises, Inc. (GSC), eight executives of the Company were granted a total of 267,345 SARs with a per share price of $38.44.  The SARs were eligible to become vested during the 36 month period commencing on closing of the acquisition of the GSC assets which was January 31, 2009.  The SARs were to vest on the first business day during the vesting period that followed the date on which the closing prices on NASDAQ for a share of Nash Finch common stock for the previous 90 market days was at least $55.00 or a change in control occurred following the six month anniversary of the grant date, or termination of the executive’s employment due to death or disability.  Upon vesting and exercise, the Company would award the executive a number of shares of restricted stock equal to (a) the product of (i) the number of shares with respect to which the SAR is exercised and (ii) the excess, if any, of (x) the fair market value per share of common stock on the date of exercise over (y) the base price per share relating to such SAR, divided by (b) the fair market value of a share of common stock on the date such SAR is exercised.  The restricted stock would vest on the first anniversary of the date of exercise so long as the executive remained continuously employed with the Company.

                The fair value of the SARs was estimated on the date of grant using a modified binomial lattice model which factors in the market and service vesting conditions.  The modified binomial lattice model used by the Company incorporates a risk-free interest rate based on the 5-year treasury rate on the date of the grant.  The model used an expected volatility calculated as the daily price variance over 60, 200 and 400 days prior to grant date using the Fair Market Value (average of daily high and low market price of Nash Finch common stock) on each day.  Dividend yield utilized in the model was calculated by the Company as the average of the daily yield (as a percent of the Fair Market Value) over 60, 200 and 400 days prior to the grant date.  The modified binomial lattice model calculated a fair value of $8.44 per SAR which was to be recorded over a derived service period of 3.55 years.  However, as a result of the expiration of the vesting period of the grant on January 31, 2012, all remaining compensation expense to be recorded for this grant was expensed in the first quarter of fiscal 2012.

The following assumptions were used to determine the fair value of SARs during fiscal 2008:

Assumptions - SARs Valuation	2008

Weighted-average risk-free interest rate	1.37%
Expected dividend yield	1.86%
Expected volatility	35%
Exercise price	$38.44
Market vesting price (90 consecutive market days at or above this price)	$55.00
Contractual term	5.1 years

As of December 31, 2011, 267,345 SARs with a weighted average base/exercise price per SAR of $38.44 were outstanding and unvested.  No SARs were granted or exercised during fiscal 2012; however, approximately 23,800 shares were forfeited by a recipient due to termination of employment.  The remaining 243,545 SARs did not vest because the closing price per share of Nash Finch common stock was below the minimum of $55.00 required for 90 consecutive market days before January 31, 2012. During fiscal 2012, the Company recognized directly through equity the write-off of the $0.8 million deferred tax asset less current year charges of $0.3 million related to the SARs that did not vest.

The following tables summarize activity in our share-based compensation plans during the fiscal year ended December 29, 2012:

(in thousands, except per share amounts)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period

Outstanding at December 31, 2011	597.9	0.2	568.2	0.7
Granted	16.1		232.3
Forfeited/cancelled	-		(142.0)
Exercised/units settled	(147.8)		(26.7)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares*	46.0		9.9
Outstanding at December 29, 2012	512.2	0.1	641.7	0.9

Unvested shares expected to vest as of December 29, 2012**	36.8	1.9	294.6	1.6
Exercisable/unrestricted at December 31, 2011	468.4		319.9
Exercisable/unrestricted at December 29, 2012	475.4		303.1

* “Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

**The “shares expected to vest” in the above tables represent the following:  For all grants, gross unvested units outstanding less management’s estimate of forfeitures due to termination of employment prior to vesting.  For RSUs under “Performance Based Grants” that include a performance vesting condition based on a Nash Finch specific internal target, the number of shares expected to be paid based on management’s current expectation of achieving the target. For LTIP awards, the base amount of shares that could be earned without consideration of increases or decreases that may result based on plan performance metrics versus its peer group.

The weighted-average grant-date fair value of equity based restricted stock/performance units granted was $27.97, $38.84, and $35.83 during fiscal years 2012, 2011, and 2010, respectively.  The weighted-average grant-date fair value of equity based SARs granted during 2008 was $8.44 per SAR.

The following tables present the non-vested equity awards, including options, restricted stock and performance units including LTIP.

(in thousands, except per share amounts)	Service Based Grants (Board Units and RSUs)	Weighted Average Fair Value at Date of Grant	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Fair Value at Date of Grant

Non-vested at December 31, 2011	129.4	$36.27	248.3	$37.72
Granted	16.1		232.3
Vested/restrictions lapsed	(108.7)		-
Forfeited/cancelled	-		(142.0)
Non-vested at December 29, 2012	36.8	$35.93	338.6	$32.10

No stock options were outstanding for any of fiscal 2012, 2011, or 2010.  The total grant date fair value for all other share-based awards that vested during the year was $3.7 million, $9.3 million, and $5.5 million for fiscal 2012, 2011, and 2010, respectively. As of December 29, 2012, the total unrecognized compensation costs related to non-vested share-based compensation arrangements under our stock-based compensation plans was $0.4 million for service based awards and $0.1 million for performance based awards.  The costs are expected to be recognized over a weighted-average period of 1.9 years for the service based awards and 0.8 years for the performance based awards.

(11)       Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except per share amounts)	2012	2011	2010
Numerator:
Net earnings (loss)	$(93,872)	$35,805	$50,941
Denominator:
Denominator for basic earnings per share (weighted-average shares)	12,970	12,808	12,819
Effect of dilutive options and awards	-	260	367
Denominator for diluted earnings per share (adjusted weighted-average shares)	12,970	13,068	13,186

Basic earnings (loss) per share	$(7.24)	$2.80	$3.97

Diluted earnings (loss) per share	$(7.24)	$2.74	$3.86

The senior subordinated convertible notes due in 2035 will be convertible at the option of the holder, only upon the occurrence of certain events, at an adjusted conversion rate of 9.7224 shares (initially 9.3120) of our common stock per $1,000 principal amount at maturity of the notes (equal to an adjusted conversion price of approximately $47.94 per share). Upon conversion, we will pay the holder the conversion value in cash up to the accreted principal amount of the note and the excess conversion value, if any, in cash, stock or both, at our option.  Therefore, the notes are not currently dilutive to earnings per share as they are only dilutive above the accreted value.

Vested shares deferred by executives and board members are included in the calculation of basic earnings per share.  These shares consist of performance units and restricted stock units earned by executives and board members as well as vested shares awarded under our LTIP.  During fiscal 2011 and 2010, performance units granted under the 2008 LTIP Plan and 2007 LTIP Plan, respectively, were settled in shares of common stock, some of which were deferred by executives as required by the plans.  Other performance units and RSUs granted between 2008 and 2012 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock.  Unvested RSUs are not included in basic earnings per share until vested.  All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable under ASC Topic 260.  Therefore, the performance units are included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  Shares related to the LTIP and shares related to RSUs that are included under “effect of dilutive options and awards” in the calculation of diluted earnings per share are as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
(in thousands)

LTIP	-	67	150
RSUs	-	193	217

(12)       Leases

                A substantial portion of our store and warehouse properties are leased.  The following table summarizes assets under capitalized leases:

(in thousands)	2012	2011
Building and improvements	$23,349	$31,276
Less accumulated amortization	(12,606)	(13,146)
Net assets under capitalized leases	$10,743	$18,130

Total future minimum sublease rents receivable related to operating and capital lease obligations as of December 29, 2012, are $14.8 million and $4.8 million, respectively.  Future minimum payments for operating and capital leases have not been reduced by minimum sublease rentals receivable under non‑cancelable subleases.  At December 29, 2012, our future minimum rental payments under non‑cancelable leases (including properties that have been subleased) are as follows:

(in thousands)	Operating Leases	Capital Leases
2013	$25,195	$3,700
2014	21,723	3,519
2015	16,904	3,333
2016	13,028	3,224
2017	8,869	3,024
Thereafter	56,453	8,889
Total minimum lease payments	$142,172	$25,689

Less imputed interest (rates ranging from 7.7% to 24.6%)		9,097
Present value of net minimum lease payments		16,592
Less current maturities		(1,785)
Capitalized lease obligations		$14,807

Total rental expense under operating leases for fiscal 2012, 2011, and 2010 was as follows:

(in thousands)	2012	2011	2010
Total rentals	$39,215	$34,518	$38,859
Less: real estate taxes, insurance and other occupancy costs	(3,408)	(2,352)	(2,716)
Minimum rentals	35,807	32,166	36,143
Contingent rentals	240	(40)	(78)
Sublease rentals	(6,450)	(6,195)	(6,881)
	$29,597	$25,931	$29,184

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

As of December 29, 2012, we have guaranteed outstanding lease obligations of a number of Food Distribution customers in the amount of $1.4 million.  In the normal course of business, we also sublease and assign to third parties various leases.  As of December 29, 2012, we estimate the present value of our maximum potential obligation, with respect to the subleases to be approximately $15.1 million and assigned leases to be approximately $8.3 million.

                For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee.  The maximum undiscounted payments we would be required to make in the event of default under the guarantees is $1.4 million, which is referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees.  A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.  The amount of this liability is no longer significant due to elimination of the $0.7 million liability associated with the guarantee of the lease obligations of No Frills.

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

As of December 29, 2012, we are not a party to any financial instruments that would be subject to a fair value measurement.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks.  The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value at December 29, 2012 and December 31, 2011.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

The estimated fair value of our long-term debt, including current maturities, was $356.3 million and $276.3 million at December 29, 2012 and December 31, 2011, respectively, utilizing discounted cash flows.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Non-Financial Assets

During fiscal 2012 we recognized goodwill impairments totaling $166.6 million.  In addition to these impairments of goodwill, we recorded impairment charges of $13.1 million, $0.6 million and $0.9 million in fiscal 2012, 2011 and 2010, respectively.  We utilize a discounted cash flow model and market approach that incorporates unobservable level 3 inputs to test for goodwill and long-lived asset impairments.

(15)     Commitments and Contingencies

                We are engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

(16)      Long-Term Compensation Plans

We have a profit sharing plan which includes a 401(k) feature, covering substantially all employees meeting specified requirements.  Profit sharing contributions consist of an annual matching contribution to each participant’s plan account, which became discretionary based on Company profitability during fiscal 2010.  For fiscal 2010 through 2012, the annual matching contribution provided that upon meeting the annual profitability target, we would match 100% of the participant’s contributions up to 3% of the participant’s eligible compensation for the year.  In the event the participant’s contributions exceeded 3% of their eligible compensation for the year, we would match 50% of the next 2% of the participant’s eligible compensation for the year.  The total expense recognized related to these matching contributions was zero, $3.8 million and $2.5 million for fiscal 2012, 2011 and 2010, respectively.

On January 1, 2000, we adopted a Supplemental Executive Retirement Plan (“SERP”) for key employees and executive officers.  On the last day of the calendar year, each participant’s SERP account is credited with an amount equal to 20% of the participant’s base salary for the year.  Benefits payable under the SERP typically vest based on years of participation in the SERP, ranging from 0% vested for less than five years of participation to 100% vested at 10 years’ participation (or age 65 if that occurs sooner).  Amounts credited to a SERP account, plus earnings, are distributed following the executive’s termination of employment.  Earnings are based on the quarterly equivalent of the average of the annual yield set forth for each month during the quarter in the Moody’s Corporate Bond Yield Averages.  Compensation expense related to the plan was $0.9 million in fiscal 2012, $0.9 million in fiscal 2011 and $0.9 million in fiscal 2010.

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

(17)     Pension and Other Post‑retirement Benefits

One of our subsidiaries has a qualified non‑contributory retirement plan to provide retirement income for certain eligible full-time employees who are not covered by a union retirement plan.  Pension benefits under the plan are based on length of service and compensation.  Our subsidiary contributes amounts necessary to meet minimum funding requirements.  This plan has been curtailed and no new employees can enter the plan.  This plan is also frozen for additional service credit.

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

Accumulated other comprehensive income consists of the following amounts that have not yet been recognized in net periodic benefit cost:

	December 29, 2012
(in thousands)	Pension	Other Post- retirement Benefits	Total

Unrecognized prior service credits	$-	$-	$-
Unrecognized actuarial losses (gains)	26,116	(369)	25,747
Unrecognized net periodic cost (benefit)	26,116	(369)	25,747
Less deferred taxes (benefit)	(10,186)	144	(10,042)
Total	$15,930	$(225)	$15,705

	December 31, 2011
(in thousands)	Pension	Other Post- retirement Benefits	Total

Unrecognized prior service credits	$-	$-	$-
Unrecognized actuarial losses (gains)	24,368	(258)	24,110
Unrecognized net periodic cost (benefit)	24,368	(258)	24,110
Less deferred taxes (benefit)	(9,504)	101	(9,403)
Total	$14,864	$(157)	$14,707

The prior service credits and actuarial losses (gains) included in accumulated other comprehensive income and expected to be recognized in net periodic cost (benefit) during the fiscal year ended December 28, 2013 are $919,000 and ($39,000) related to pension and other post-retirement benefits, respectively.

Funded Status

The following table sets forth the actuarial present value of benefit obligations and funded status of the curtailed pension plan and other post‑retirement benefits for the years ended.

	Pension Benefits		Other Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Funded Status
Projected benefit obligation
Beginning of year	$(48,570)	$(43,125)	$(721)	$(744)
Interest cost	(2,043)	(2,121)	(29)	(35)
Participant contributions	-	-	(15)	(36)
Actuarial gain (loss)	(4,057)	(6,843)	135	67
Benefits paid	3,457	3,519	74	27
End of year	(51,213)	(48,570)	(556)	(721)

Fair value of plan assets
Beginning of year	32,895	29,762	-	-
Actual return on plan assets	3,471	576
Employer contributions	3,092	6,076	59	(9)
Participant contributions	-	-	15	36
Benefits paid	(3,457)	(3,519)	(74)	(27)
End of year	36,001	32,895	-	-

Funded status	(15,212)	(15,675)	(556)	(721)

Accumulated benefit obligation	$(51,213)	$(48,570)	$(556)	$(721)

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Post-retirement Benefits
(in thousands)	2012	2011	2012	2011
Current liabilities	$-	$-	$(85)	$(104)
Non-current liabilities	(15,212)	(15,675)	(471)	(617)
Deferred tax asset (liability)	10,186	9,504	(144)	(101)
Accumulated other comprehensive loss (income)	15,930	14,864	(225)	(157)
Net amount recognized	$10,904	$8,693	$(925)	$(979)

Components of net periodic benefit cost (income)

                The aggregate costs for our retirement benefits included the following components:

	Pension Benefits			Other Benefits
(in thousands)	2012	2011	2010	2012	2011	2010
Interest cost	$2,043	$2,121	$2,211	$29	$35	$39
Expected return on plan assets	(2,014)	(1,877)	(1,854)	-	-	-
Amortization of prior service credits	-	-	-	-	(21)	(30)
Recognized actuarial loss (gain)	852	1,576	1,401	(23)	(16)	(6)
Net periodic benefit cost (gain)	$881	$1,820	$1,758	$6	$(2)	$3

Assumptions

                Weighted-average assumptions used to determine benefit obligations at December 29, 2012 and December 31, 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	3.70%	4.35%	3.70%	4.35%
Rate of compensation increase	N/A	N/A	N/A	N/A

                Weighted-average assumptions used to determine net periodic benefit cost for years ended December 29, 2012 and December 31, 2011:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.35%	5.10%	4.35%	5.1%
Expected return on plan assets	6.00%	6.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

                As a result of the continued separation of participants from the pension plan, almost all participants are inactive.  During 2012, the Company changed the period over which actuarial gains and losses are recognized from the average remaining service period of active participants to the average remaining life expectancy of inactive participants.  The recognized actuarial losses were $0.8 million, $1.6 million and $1.4 million  in fiscal years 2012, 2011 and 2010, respectively.

                Assumed health care cost trend rates were as follows:

	December 29, 2012	December 31, 2011
Current year trend rate	6.00%	7.00%
Ultimate year trend rate	5.00%	5.00%
Year of ultimate trend rate	2014	2014

                Assumed health care cost trend rates have an effect on the fiscal 2012 amounts reported for the health care plans.  The effect of a one-percentage point increase or decrease in assumed health care cost trend rates on the total service and interest components and the post-retirement benefit obligation would be less than $1,000 in each case.

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

	December 29, 2012	December 31, 2011
Equity securities	58%	51%
Group annuity contract	42%	49%

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

                The following tables set forth by level, within the fair value hierarchy, the plan’s assets at fair value as of December 29, 2012 and December 31, 2011:

	Investments at fair value - December 29, 2012
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities	$20,939	$-	$-	$20,939
Group annuity contract	-	-	15,062	15,062

Total investments	$20,939	$-	$15,062	$36,001

	Investments at fair value - December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Total

Equity securities	$16,674	$-	$-	$16,674
Group annuity contract	-	-	16,221	16,221

Total investments	$16,674	$-	$16,221	$32,895

  The following tables set forth a summary of changes in the fair value of the pension plan’s level 3 assets for the years ended December 29, 2012 and December 31, 2011:

Group annuity contract
(in thousands)

Balance at 12/31/2011	$16,221
Interest income	790
Realized gains/(losses)	236
Purchases, sales, issuances and settlements, net	(2,185)
Balance at 12/29/2012	$15,062

Group annuity contract
(in thousands)

Balance at 1/1/2011	$15,999
Interest income	877
Realized gains/(losses)	243
Purchases, sales, issuances and settlements, net	(898)
Balance at 12/31/2011	$16,221

 Estimated Future Benefits Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

Year	Pension Benefits	Other Benefits
2013	$3,406	$85
2014	3,372	63
2015	3,367	49
2016	3,370	45
2017	3,273	42
2018 or later	16,377	177
	$33,165	$461

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

Employer Contributions

Pension Plan

                We anticipate making contributions of $0.4 million during the measurement year ending December 28, 2013.

Multi-Employer Plans

                Approximately 4.2% of our employees are covered by collectively-bargained pension plans.  Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked.  Amounts contributed to those plans were $2.9 million, $3.3 million and $3.3 million in fiscal 2012, 2011 and 2010, respectively.

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

The following table provides additional information about the Plan and our participation in it:

		Pension Protection Act Zone Status			Company Contributions to Plan
Pension Fund	EIN/Pension Plan Number	2012	2011	FIP/RP Status Pending/ Implemented	2012	2011	2010	Surcharge Imposed	Expiration Date of Collective-Bargaining Agreement

Central States, Southeast and Southwest Areas Pension Plan	36-6044243-001	Red as of 12/31/11	Red as of 12/31/10	Yes	$2,944,000	$3,304,000	$3,336,000	Yes	1/26/2013 to 2/24/2014 (a)

(a)  The Company is party to five collective-bargaining agreements that require contributions to the Central States, Southeast and Southwest Areas Pension Plan.  These agreements cover warehouse personnel and drivers in our Bellefontaine and Lima, Ohio distribution centers.

For each of the years reported on, our annual contributions to the Plan have not exceeded more than 5 percent of total employer contributions to the Plan, as indicated in the Plan’s most recently available annual report for the year ended December 31, 2011.

(18)        Segment Information

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The Military segment consists of eight distribution centers that distribute products primarily to military commissaries and exchanges.  During fiscal 2010, our military distribution centers in Columbus, Georgia and Bloomington, Indiana became operational.  During fiscal 2012, our renovated Oklahoma City, Oklahoma facility became operational.  Our Food Distribution segment consists of 13 distribution centers that sell to independently operated retail food stores, our corporate owned stores and other customers.  During the third quarter of fiscal 2010, we closed our food distribution center in Bridgeport, Michigan at the end of its lease term.  During the fourth quarter of fiscal 2012, we closed our food distribution center in Cedar Rapids, Iowa.  The Retail segment consists of 75 corporate-owned stores that sell directly to the consumer.  During fiscal 2012, we acquired eighteen No Frills supermarkets, twelve Bag ‘N Save supermarkets and one additional supermarket.  We also sold two retail stores during fiscal 2012.  We sold four retail stores and closed two retail stores during fiscal 2011.  We closed two retail stores during fiscal 2010.

We evaluate segment performance and allocate resources based on profit or loss before income taxes, interest associated with corporate debt and other discrete items.  The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.

Inter‑segment sales are recorded on a market price-plus-fee and freight basis.  For segment financial reporting purposes, a portion of the operational profits recorded at our distribution centers related to corporate-owned stores is allocated to the Retail segment.  Certain revenues and costs from our distribution centers are specifically identifiable to either the independent or corporate-owned stores that they serve.  The revenues and costs that are specifically identifiable to corporate-owned stores are allocated to the Retail segment.  Those that are specifically identifiable to independent customers are recorded in the Food Distribution segment.  The remaining revenues and costs that are not specifically identifiable to either the independent or corporate-owned stores are allocated to the Retail segment as a percentage of corporate-owned store distribution sales to total distribution center sales. For fiscal 2012, 25% of such warehouse operational profits were allocated to the Retail segment compared to 24% and 23% in fiscal 2011 and 2010, respectively.

Major Segments of the Business
Year end December 29, 2012

(in thousands)	Military	Food Distribution	Retail	Total
Revenue from external customers	$2,309,455	$1,844,929	$666,413	$4,820,797
Inter-segment revenue	-	350,893	-	350,893
Interest income	-	(35)	-	(35)
Interest expense (including interest related to capital leases)	(6)	(35)	4,998	4,957
Depreciation expense	12,353	15,777	9,704	37,834
Segment profit	33,319	10,355	14,610	58,284
Assets	447,743	325,256	187,381	960,380
Expenditures for long-lived assets	10,075	13,838	15,586	39,499

Major Segments of the Business
Year end December 31, 2011

(in thousands)	Military	Food Distribution	Retail	Total
Revenue from external customers (1)	$2,352,918	$2,032,570	$469,971	$4,855,459
Inter-segment revenue	-	237,328	-	237,328
Interest income	-	(39)	-	(39)
Interest expense (including interest related to capital leases)	(1)	(39)	3,603	3,563
Depreciation expense	10,044	17,920	7,740	35,704
Segment profit	50,412	23,745	5,602	79,759
Assets	497,224	460,498	113,895	1,071,617
Expenditures for long-lived assets	53,501	9,038	6,061	68,600

Major Segments of the Business
Year end January 1, 2011

(in thousands)	Military	Food Distribution	Retail	Total
Revenue from external customers (1)	$2,299,014	$2,217,649	$518,263	$5,034,926
Inter-segment revenue	-	258,175	-	258,175
Interest income	-	(37)	-	(37)
Interest expense (including interest related to capital leases)	12	(36)	3,633	3,609
Depreciation expense	6,269	19,674	10,176	36,119
Segment profit	51,301	33,650	6,660	91,611
Assets	441,866	490,467	115,470	1,047,803
Expenditures for long-lived assets	48,356	8,777	2,162	59,295

(1)     Prior year amounts have been reclassified to present fees received for shipping, handling, and the performance of certain other services in accordance with ASC Topic 605.  Please refer to Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion.

Reconciliation

(in thousands)	2012	2011	2010
Revenues
Total external revenue for segments	$4,820,797	$4,855,459	$5,034,926
Inter-segment revenue from reportable segments	350,893	237,328	258,175
Elimination of inter-segment revenues	(350,893)	(237,328)	(258,175)
Total consolidated revenues	$4,820,797	$4,855,459	$5,034,926
Profit
Total profit for segments	$58,284	$79,759	$91,611
Unallocated amounts:
Interest	(19,987)	(21,331)	(19,485)
Goodwill impairment	(166,630)	-	-
Gain on acquisition of a business	6,639	-	-
Earnings before income taxes	$(121,694)	$58,428	$72,126
Assets
Total assets for segments	$960,380	$1,071,617	$1,047,803
Unallocated corporate assets	43,237	2,151	2,872
Total consolidated assets	$1,003,617	$1,073,768	$1,050,675

All revenues are attributed to and all assets are held in the United States.  Our market areas are primarily in the Midwest, Mid-Atlantic, Great Lakes and Southeast United States.

(19)        Subsequent Event

 On February 13, 2013, the Company instructed Wells Fargo Bank, National Association, as trustee (the “Trustee”), under the Indenture, dated as of March 15, 2005, between the Company and the Trustee, as supplemented by the First Supplemental Indenture, dated as of September 21, 2007, between the Company and the Trustee, governing the Company’s Senior Subordinated Convertible Notes due 2035 (the “Notes”), to notify the holders of the Notes that the Company will redeem all $322 million outstanding aggregate principal amount at maturity of the Notes on March 15, 2013. The Notes will be redeemed at a price equal to $466.11 per $1,000 in principal amount at maturity which represents a total payment to be made of $150.1 million.

As a result of the notice of redemption, holders are entitled, in lieu of having their Notes redeemed, to convert such Notes by surrendering them for conversion to the Trustee, in its capacity as Conversion Agent under the Indenture, no later than the close of business on March 13, 2013 and satisfying the other requirements set forth in the Notes and the Indenture.  Upon any conversion, a holder would be entitled to receive a cash payment in an amount equal to the Conversion Value for each $1,000 principal amount at maturity of Notes.  The Conversion Value would be the product of (i) the current Conversion Rate of 9.7224 shares of common stock for each $1,000 principal amount at maturity, times (ii) the average trading price of a share of the Company’s common stock over the 15 trading day period beginning on the third trading day following  March 15, 2013.  The Conversion Value would only exceed the $466.11 per $1,000 principal amount at maturity redemption price at an average common stock share price in excess of approximately $47.94.  Based on current common stock trading prices, the Company expects the Conversion Value would be significantly less than the redemption price of $466.11 and, accordingly, the Company does not expect holders to exercise their conversion rights.

       NASH FINCH COMPANY AND SUBSIDIARIES
Quarterly Financial Information (Unaudited)

(In thousands, except per share amounts and percent to sales)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	12 Weeks		12 Weeks		16 Weeks		12 Weeks
	2012	2011	2012	2011	2012	2011	2012	2011

Sales (1)	$1,069,845	$1,110,271	$1,104,242	$1,111,133	$1,511,090	$1,486,313	$1,135,620	$1,147,742
Cost of sales (1)	989,122	1,021,282	1,015,448	1,020,556	1,383,445	1,372,625	1,041,314	1,060,970
Gross profit	80,723	88,989	88,794	90,577	127,645	113,688	94,306	86,772
Earnings (loss) before income taxes	9,069	12,370	(113,300)	16,614	22,955	16,737	(40,418)	12,707
Income tax expense (benefit)	3,615	4,889	(28,332)	6,563	8,351	6,644	(11,456)	4,527
Net earnings (loss)	5,454	7,481	(84,968)	10,051	14,604	10,093	(28,962)	8,180
Net earnings (loss) as percentage of sales	0.51%	0.68%	(7.69%)	0.91%	0.97%	0.68%	(2.55%)	0.71%
Basic earnings (loss) per share	$0.42	$0.59	$(6.55)	$0.79	$1.13	$0.78	$(2.23)	$0.63
Diluted earnings (loss) per share	$0.42	$0.57	$(6.55)	$0.77	$1.12	$0.77	$(2.23)	$0.62

(1)  Prior year amounts have been reclassified to present fees received for shipping, handling, and the performance of certain other services in accordance with ASC Topic 605.  Please refer to Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K for a further discussion.

Significant items by quarter include the following:

1.  Goodwill impairments of $132.0 million and $34.6 million during the second and fourth quarters, respectively, of fiscal 2012.

2.  Impairments of long-lived assets of $13.1 million during the fourth quarter of fiscal 2012.

3.  A gain on the acquisition of a business of $6.6 million during the second quarter of fiscal 2012.

4.  Conversion and transition costs related to the opening of new Military food distribution facilities of $0.9 million, $0.5 million, $3.2 million and $1.0 million during the first, second, third and fourth quarters, respectively, of fiscal 2012.

5.  Non-cash LIFO charges of $0.2 million, $0.4 million, $1.4 million and $1.3 million during the first, second, third and fourth quarters, respectively, of fiscal 2012.

6.  Transaction and integration costs related to business acquisitions of $0.3 million, $0.9 million, $0.7 million and $0.1 million during the first, second, third and fourth quarters, respectively, of fiscal 2012.

7.  Restructuring costs related to Food Distribution overhead centralization of $1.0 million during the fourth quarter of fiscal 2012.

8.  The write off of $1.0 million in capitalized software costs during the fourth quarter of fiscal 2012.

9.  Closing costs related to a Food Distribution facility of $0.8 million during the fourth quarter of fiscal 2012.

10.  Transition costs related to Food Distribution facilities of $0.1 million and $0.2 million during the second and third quarters, respectively of fiscal 2012.

11  Restructuring costs related to Food Distribution overhead centralization of $0.5 million, $0.9 million, and $0.2 million during the second, third, and fourth quarters, respectively, of fiscal 2011.

12.  Unusual professional fees of $2.0 million and $0.5 million during the third and fourth quarters, respectively, of fiscal 2011.

13.  Conversion and transition costs related to new military food distribution facilities of $0.9 million, $0.3 million, $0.4 million, and $0.4 million during the first, second, third, and fourth quarters, respectively, of fiscal 2011.

14.  Non-cash LIFO charges of $0.5 million, $2.1 million, $7.1 million, and $4.5 million during the first, second, third, and fourth quarters, respectively, of fiscal 2011.

15.  The write off of $1.8 million in deferred financing costs during the fourth quarter of fiscal 2011 due to the refinancing of the Company’s asset-backed credit agreement.

16.  A loss on the write-down of long-lived assets of $2.0 million and $0.1 million during the first and second quarters, respectively, of fiscal 2011.

17.  The write off of $0.6 million in capitalized software costs during the third quarter of fiscal 2011.

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

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2012.  In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, management concluded our internal control over financial reporting was effective as of December 29, 2012.  This evaluation did not include the internal controls related to the acquisition from Bag ‘N Save, Inc. of twelve retail stores on April 3, 2012, and the acquisition from No Frills of eighteen retail stores on June 25, 2012.

Our internal control over financial reporting as of December 29, 2012 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Nash-Finch Company

We have audited the internal control over financial reporting of Nash-Finch Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of businesses acquired during 2012, whose financial statements reflect total assets and revenues constituting 4 and 9 percent, respectively, of the related consolidated financial statements as of and for the year ended December 29, 2012. As indicated in Management’s Report, these businesses were acquired during 2012 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the businesses acquired.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 29, 2012, and our report dated February 28, 2013, expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

February 28, 2013

ITEM 9B.  OTHER INFORMATION

Not applicable

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about our executive officers as of February 28, 2013:

Name	Age	Year First Elected or Appointed as an Executive Officer	Title

Alec C. Covington	55	2006	President and Chief Executive Officer
Edward L. Brunot	49	2006	Executive Vice President, President and Chief Operating Officer of MDV
Robert B. Dimond	51	2007	Executive Vice President, Chief Financial Officer and Treasurer
Kevin Elliott	47	2012	Executive Vice President, President and Chief Operating Officer, Nash Finch Wholesale/Retail
Kathleen M. Mahoney	58	2006	Executive Vice President, General Counsel and Secretary
Calvin S. Sihilling	63	2006	Executive Vice President and Chief Information Officer
Michael W. Rotelle III	53	2008	Senior Vice President, Human Resources

There are no family relationships between or among any of our executive officers or directors.  Our executive officers are elected by the Board of Directors for one‑year terms after initial election, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of stockholders and continuing until the next such meeting of the Board of Directors.

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

Edward L. Brunot has served as our Executive Vice President and President and Chief Operating Officer of MDV since March 2012. Prior to that, Mr. Brunot served as our Senior Vice President and President and Chief Operating Officer of MDV since February 2009. Mr. Brunot joined Nash Finch in July 2006 as our Senior Vice President, Military.  Mr. Brunot previously served as Senior Vice President, Operations for AmeriCold Logistics, LLC from December 2002 to May 2006, where he was responsible for 29 distribution facilities in the Western Region.  Before that, Mr. Brunot was Vice President of Operations for CS Integrated from 1999 to 2002.  Mr. Brunot served as a Captain in the United States Army and holds a BS degree from the United States Military Academy, West Point and an MS degree from the University of Scranton.

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

                 Kevin Elliott has served as an Executive Vice President of Nash Finch Company and as the President and Chief Operating Officer of Nash Finch Wholesale/Retail since November 2012.  Prior to joining Nash Finch, Mr. Elliott was a consultant for Infineon Investments LLC, a consulting company focused on the retail and distribution industries, from January 2010 to November 2012.  Prior to that, he served as Senior Vice President of Merchandising, Logistics and Marketing at Seven Eleven, Inc., a leading national convenience-store retailer, from 2007 to January 2010, as well as in other capacities related to merchandising and wholesale operations with Seven Eleven, Inc. from 2001 to 2007.  Prior to that, Mr. Elliott held various leadership positions at The Webvan Group and Fleming Companies, Inc.  Mr. Elliott holds a Bachelor of Science degree in Operational Management from Missouri State University in Springfield, Mo. and a Master of Business Administration degree from Southern Methodist University in Dallas, Texas.

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

The remaining information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Information About Directors and Nominees,” “Proposal Number 1: Election of Directors—Information About the Board of Directors and Its Committees,” “Corporate Governance—Governance Guidelines,” “Corporate Governance—Director Candidates” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2013 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Compensation of Directors,” “Proposal Number 1: Election of Directors—Compensation and Management Development Committee Interlocks and Insider Participation” and “Executive Compensation and Other Benefits” of our 2013 Proxy Statement.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

                The following table provides information about Nash Finch common stock that may be issued upon the exercise of stock options, the payout of share units or performance units, or the granting of other awards under all of Nash Finch’s equity compensation plans in effect as of December 29, 2012:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,166,788 (1)	816,389 (2)
Equity compensation plans not approved by security holders	-	17,431 (3)
	1,166,788	833,820

(1)  Includes stock options, stock appreciation rights, restricted stock units and performance units awarded under the 2009 Incentive Award Plan (“2009 Plan”) and 2000 Stock Incentive Plan (“2000 Plan”).

(2)  The following numbers of shares remained available for issuance under each of our equity compensation plans at December 29, 2012.  Grants under each plan may be in the form of any of the types of awards noted:

Plan	Number of Shares	Type of Award
2009 Plan	323,193	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
2000 Plan	458,883	Stock options, restricted stock, stock appreciation rights, performance units, and stock bonuses.
1997 Director Plan	34,313	Share units

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

Security Ownership of Certain Beneficial Owners and Management

In addition to the information set forth above, the information required by this item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of our 2013 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Proposal Number 1: Election of Directors—Information About the Board of Directors and Its Committees,” “Corporate Governance—Governance Guidelines—Independent Directors” and “Corporate Governance—Related Party Transaction Policy and Procedures” of our 2013 Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the sections titled “Independent Auditors—Fees Paid to Independent Auditors” and “Independent Auditors—Pre-Approval of Audit and Non-Audit Services” of our 2013 Proxy Statement.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.             Financial Statements.

                The following financial statements are included in this report on the pages indicated:

Report of Independent Registered Public Accounting Firm – page 39

Consolidated Statements of Income (Loss) for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 - page 40

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 – page 41

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011 – page 42

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 - page 43

Consolidated Statements of Stockholders' Equity for the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011 - page 44

Notes to Consolidated Financial Statements - pages 45 to 77

2.             Financial Statement Schedules.

The following financial statement schedule is included herein and should be read in conjunction with the consolidated financial statements referred to above:

Valuation and Qualifying Accounts – page 88

Other Schedules.  Other schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.             Exhibits.

Exhibit

No.           Description

3.1          Fourth Restated Certificate of Incorporation of Nash Finch Company, effective July 27, 2009 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed July 28, 2009 (File No. 0-785)).

3.2          Amended and Restated Bylaws of Nash Finch Company (as amended February 28, 2011) (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 23, 2011 (File No. 0-785)).

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

4.8          Notice of Adjustment of Conversion Rate of Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 7.01 to our current report on Form 8-K filed March 21, 2011 (File No. 0-785)).

4.9          Notice of Adjustment of Conversion Rate of Senior Subordinated Convertible Notes Due 2035 (incorporated by reference to Exhibit 7.01 to our current report on Form 8-K filed September 27, 2012 (File No. 0-785)).

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

**10.6   Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.7   Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.8   Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards (incorporated by reference to Appendix I to our Proxy Statement for our Annual Meeting of Stockholders on May 10, 2005 (filed March 21, 2005) (File No. 0-785)).

**10.9   Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan) (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.10 Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended January 3, 2004 (File No. 0-785)).

**10.11 Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) – First Declaration of Amendment (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.12 Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) – Second Declaration of Amendment (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.13 Amended and Restated Nash-Finch Company Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.14 Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008) (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.15 Nash-Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 15, 2002 (File No. 0-785)).

**10.16 Description of Nash-Finch Company 2005 Executive Incentive Program (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the twelve weeks ended March 26, 2005 (File No. 0-785)).

**10.17 Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2005 (File No. 0-785)).

**10.18 Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.19 New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed March 12, 2009 (File No. 0-785)).

**10.20 Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.1 to our Form 8-K filed August 11, 2006 (File No. 0-785)).

**10.21 Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan) (incorporated by reference to Exhibit 10.3 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

**10.22 New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

**10.23 Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.3 to our  Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).

**10.24 Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington (incorporated by reference to Exhibit 10.2 to our  Form 10-Q for the quarter ended June 17, 2006 (File No. 0-785)).

**10.25 Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 18, 2006 (File No. 0-785)).

**10.26 Amendment to the Letter Agreement between Nash-Finch Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed March 1, 2007 (File No. 0-785)).

**10.27 Change in Control Agreement entered into by Nash-Finch Company and Alec. C. Covington dated February 26, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K/A filed February 28, 2008 (File No. 0-785)).

**10.28 Change in Control Agreement entered into by Nash-Finch Company and Alec. C. Covington dated February 28, 2011 (incorporated by reference to Exhibit 10.31 to our Form 10-K filed March 3, 2011 (File No. 0-785)).

**10.29 Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007 (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed May 1, 2007 (File No. 0-785)).

**10.30 Letter Agreement between Nash-Finch Company and Robert B. Dimond dated November 29, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 21, 2006 (File No. 0-785)).

**10.31 Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 6, 2008 (File No. 0-785)).

**10.32 Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed November 13, 2007 (File No. 0-785)).

**10.33 Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed February 3, 2009 (File No. 0-785)).

**10.34 Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008 (incorporated by reference to Exhibit 10.1 to our Form 10-Q filed May 4, 2009 (File No. 0-785)).

**10.35 Nash-Finch Company Incentive Award Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 26, 2009 (File No. 0-785)).

**10.36 Nash Finch Company Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 26, 2009 (File No. 0-785)).

**10.37 Form of Change in Control Agreement entered into by Nash-Finch Company and Alec C. Covington dated February 27, 2012 (incorporated by reference to Exhibit 10.40 to our Form 10-K filed March 1, 2012 (File No. 0-785)).

10.38      Amendment No. 1, dated as of November 27, 2012, to the Credit Agreement dated December 21, 2011, among Nash Finch Company, Various Lenders and Wells Fargo Capital Finance, LLC as Administrative Agent (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 28, 2012 (File No. 0-785)).

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

23.1        Consent of Grant Thornton LLP (filed herewith).

24.1            Power of Attorney (filed herewith).

31.1            Rule 13a-14(a) Certification of the Chief Executive Officer (filed herewith).

31.2            Rule 13a-14(a) Certification of the Chief Financial Officer (filed herewith).

31.3            Rule 13a-14(a) Certification of the Chief Accounting Officer/Controller (filed herewith).

32.1            Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller (filed herewith).

                A copy of any of these exhibits will be furnished at a reasonable cost to any of our stockholders, upon receipt from any such person of a written request for any such exhibit.  Such request should be sent to Nash Finch Company, 7600 France Avenue South, P.O. Box 355, Minneapolis , Minnesota, 55440-0355, Attention: Secretary.

________________

*              The Company agrees to furnish supplementary to the SEC upon request by the SEC any omitted schedule or exhibit.

**           Items that are management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

NASH FINCH COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

Fiscal Years ended December 29, 2012, December 31, 2011 and January 1, 2011

(In thousands)

Description	Balance at Beginning of Year	Charged to (Reversed from) Costs and Expenses	Charged (Credited) to Other Accounts (a)	Deductions		Balance at End of Year
52 weeks ended January 1, 2011:
Allowance for doubtful accounts (c)	$5,687	$663	$1	$160	(b)	$6,191
Provision for losses relating to leases on closed locations	9,251	320	-	2,723	(d)	6,848
	$14,938	$983	$1	$2,883		$13,039
52 weeks ended December 31, 2011:
Allowance for doubtful accounts (c)	$6,191	$574	$2	$43	(b)	$6,724
Provision for losses relating to leases on closed locations	6,848	755	-	2,062	(d)	5,541
	$13,039	$1,329	$2	$2,105		$12,265
52 weeks ended December 29, 2012:
Allowance for doubtful accounts (c)	$6,724	$(1,015)	$-	$683	(b)	$5,026
Provision for losses relating to leases on closed locations	5,541	1,140	-	2,073	(d)	4,608
	$12,265	$125	$-	$2,756		$9,634

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

Dated: February 28, 2013	NASH-FINCH COMPANY

	By	/s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Alec C. Covington	/s/ Robert B. Dimond
Alec C. Covington, President and Chief Executive Officer	Robert B. Dimond, Executive Vice President,
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Peter J. O’Donnell
Peter J. O’Donnell, Chief Accounting Officer/Controller
(Principal Accounting Officer)

/s/ William R. Voss* William R. Voss, Chairman of the Board	/s/ Mickey P. Foret* Mickey P. Foret, Director
/s/ Christopher W. Bodine * Christopher W. Bodine, Director	/s/ Douglas A. Hacker* Douglas A. Hacker, Director
/s/ Hawthorne L. Proctor* Hawthorne L. Proctor, Director

*By:  /s/ Kathleen M. Mahoney

                Kathleen M. Mahoney

                Attorney-in-fact

NASH-FINCH COMPANY

EXHIBIT INDEX TO ANNUAL REPORT

ON FORM 10‑K

For Fiscal Year Ended December 29, 2012

Exhibit No.	Description	Method of Filing
3.1	Fourth Restated Certificate of Incorporation of Nash Finch Company, effective July 27, 2009	IBR

3.2	Amended and Restated Bylaws of Nash Finch Company (as amended February 28, 2011)	IBR

4.1	Stockholder Rights Agreement, dated February 13, 1996, between the Company and Wells Fargo Bank, N.A. (formerly known as Norwest Bank Minnesota, National Association).	IBR

4.2	Amendment to Stockholder Rights Agreement dated as of October 30, 2001.	IBR

4.3	Indenture dated as of March 15, 2005 between Nash-Finch Company and Wells Fargo Bank, National Association, as Trustee (including form of Senior Subordinated Convertible Notes due 2035).	IBR

4.4	Registration Rights Agreement dated as of March 15, 2005 between Nash-Finch Company and Deutsche Bank Securities Inc., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	IBR

4.5	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR

4.6	First Supplemental Indenture to Senior Convertible Notes Due 2035.	IBR

4.7	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR

4.8	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR

4.9	Notice of Adjustment of Conversion Rate of the Senior Subordinated Convertible Notes Due 2035.	IBR

10.1	Credit Agreement, dated as of December 21, 2011, among Nash Finch Company, Various Lenders and Wells Fargo Capital Finance, LLC as Administrative Agent.	IBR

10.2	Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR

10.3	Second Declaration of Amendment to Nash-Finch Company Income Deferral Plan (as amended through May 21, 2004).	IBR

10.4	Nash-Finch Company Deferred Compensation Plan.	IBR

10.5	Amended and Restated Nash-Finch Company Deferred Compensation Plan.	IBR

10.6	Nash-Finch Company 2000 Stock Incentive Plan (as amended and restated on July 14, 2008).	IBR

10.7	Form of Non-Statutory Stock Option Agreement (for employees under the Nash-Finch Company 2000 Stock Incentive Plan).	IBR

10.8	Description of Nash-Finch Company Long-Term Incentive Program Utilizing Performance Unit Awards.	IBR

10.9	Form of Non-Statutory Stock Option Agreement (for non-employee directors under the Nash-Finch Company 1995 Director Stock Option Plan).	IBR

10.10	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision).	IBR

10.11	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) – First Declaration of Amendment.	IBR

10.12	Nash-Finch Company 1997 Non-Employee Director Stock Compensation Plan (2003 Revision) – Second Declaration of Amendment.	IBR

10.13	Amended and Restated Nash-Finch Company Director Deferred Compensation Plan.	IBR

10.14	Nash-Finch Company Supplemental Executive Retirement Plan (as amended and restated on July 14, 2008).	IBR

10.15	Nash-Finch Company Performance Incentive Plan.	IBR

10.16	Description of Nash-Finch Company 2005 Executive Incentive Program.	IBR

10.17	Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR

10.18	Form of Amended and Restated Restricted Stock Unit Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR

10.19	New Form of Restricted Stock Unit Award Agreement (for non-employee directors under the 2000 Stock Incentive Plan).	IBR

10.20	Form of Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR

10.21	Form of Amended and Restated Restricted Stock Unit Award Agreement (under the 2000 Stock Incentive Plan).	IBR

10.22	New Form of Executive Restricted Stock Unit Agreement (under the 2000 Stock Incentive Plan), effective July 14, 2008.	IBR

10.23	Nash-Finch Company 2000 Stock Incentive Plan Performance Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR

10.24	Nash-Finch Company 2000 Stock Incentive Plan Restricted Stock Unit Award Agreement dated as of May 1, 2006 between the Company and Alec C. Covington.	IBR

10.25	Letter Agreement between Nash-Finch Company and Alec C. Covington dated March 16, 2006.	IBR

10.26	Amendment to the Letter Agreement between Nash-Finch Company and Alec. C. Covington dated February 27, 2007.	IBR

10.27	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 26, 2008.	IBR

10.28	Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 28, 2011.	IBR

10.29	Restricted Stock Unit Agreement between the Company and Alec C. Covington dated February 27, 2007.	IBR

10.30	Letter Agreement between Nash-Finch Company and Robert B Dimond dated November 29, 2006.	IBR

10.31	Amended Form of Change in Control Agreement for Senior and Executive Vice Presidents, effective November 3, 2008.	IBR

10.32	Form of Amended and Restated Indemnification Agreement.	IBR

10.33	Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008.	IBR

10.34	Amended and Restated Stock Appreciation Rights Agreement under the Nash-Finch Company 2000 Stock Incentive Plan dated December 17, 2008	IBR

10.35	Nash-Finch Company Incentive Award Plan	IBR

10.36	Nash Finch Company Performance Incentive Plan	IBR

10.37	Form of Change in Control Agreement entered into by Nash Finch Company and Alec C. Covington dated February 27, 2012	IBR

10.38

Amendment No. 1, dated as of November 27, 2012, to the Credit Agreement, dated December 21, 2011, among Nash Finch Company, Various Lenders and Wells Fargo Capital Finance, LLC as Administrative Agent.

IBR

12.1	Computation of Ratio of Earnings to Fixed Charges.	E

21.1	Our subsidiaries.	E

23.1	Consent of Grant Thornton LLP.	E

24.1	Power of Attorney.	E

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.	E

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.	E

31.3	Rule 13a-14(a) Certification of the Chief Accounting Officer/Controller	E

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller.	E

