Form 10-Q
period 2013-03-23
NASH FINCH CO
filed 2013-04-25
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended March 23, 2013

or

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

As of April 11, 2013, 12,274,775 shares of Common Stock of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended
	March 23,	March 24,
	2013	2012

Sales	$1,094,241	1,069,845
Cost of sales	1,001,358	989,122
Gross profit	92,883	80,723

Other costs and expenses:
Selling, general and administrative	75,108	58,312
Depreciation and amortization	8,800	8,204
Interest expense	6,009	5,138
Total other costs and expenses	89,917	71,654

Earnings before income taxes	2,966	9,069

Income tax expense	906	3,615
Net earnings	$2,060	5,454

Net earnings per share:
Basic	$0.16	0.42
Diluted	$0.16	0.42

Declared dividends per common share	$0.18	0.18

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,998	12,951
Diluted	13,050	13,135

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
	March 23,	December 29,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash	$1,196	1,291
Accounts and notes receivable, net	265,452	239,925
Inventories	360,883	362,526
Prepaid expenses and other	14,548	18,569
Deferred tax assets, net	3,739	3,724
Total current assets	645,818	626,035

Notes receivable, net	23,556	21,360

Property, plant and equipment:
Property, plant and equipment	736,680	738,857
Less accumulated depreciation and amortization	(439,781)	(436,572)
Net property, plant and equipment	296,899	302,285

Goodwill	22,877	22,877
Customer contracts and relationships, net	6,413	6,649
Investment in direct financing leases	1,887	1,923
Deferred tax assets, net	29,548	2,780
Other assets	19,566	19,708
Total assets	$1,046,564	1,003,617

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$1,722	2,265
Accounts payable	242,257	247,392
Accrued expenses	55,511	52,326
Income taxes payable	20,004	429
Total current liabilities	319,494	302,412

Long-term debt	381,400	356,251
Capital lease obligations	14,379	14,807
Other liabilities	34,562	33,758
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares;
issued 13,799 and 13,799 shares, respectively	22,998	22,998
Additional paid-in capital	114,231	113,641
Common stock held in trust	(1,295)	(1,295)
Deferred compensation obligations	1,295	1,295
Accumulated other comprehensive loss	(15,705)	(15,705)
Retained earnings	226,878	227,161
Common stock in treasury; 1,524 and 1,525 shares, respectively	(51,673)	(51,706)
Total stockholders' equity	296,729	296,389
Total liabilities and stockholders' equity	$1,046,564	1,003,617

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	12 Weeks Ended
	March 23,	March 24,
	2013	2012
Operating activities:
Net earnings	$2,060	5,454
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	8,800	8,204
Amortization of deferred financing costs	313	290
Non-cash convertible debt interest	1,363	1,390
Rebateable loans	1,034	1,155
Provision for (recovery of) bad debts	18	(279)
Deferred income tax expense (benefit)	(26,783)	277
Loss (gain) on sale of property, plant and equipment	80	(476)
LIFO charge (credit)	(187)	182
Asset impairments	-	62
Share-based compensation expense	499	1,094
Deferred compensation	331	353
Other	(45)	(45)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(19,336)	(2,556)
Inventories	1,831	(13,946)
Prepaid expenses	(3,893)	(1,721)
Accounts payable	(9,953)	(9,768)
Accrued expenses	3,689	(11,167)
Income taxes payable	27,488	2,699
Other assets and liabilities	285	(169)
Net cash used in operating activities	(12,406)	(18,967)

Investing activities:
Proceeds from sale of assets	313	635
Additions to property, plant and equipment	(2,779)	(4,063)
Loans to customers	(10,608)	(1,560)
Payments from customers on loans	1,205	251
Corporate-owned life insurance, net	(391)	(178)
Other	-	(151)
Net cash used in investing activities	(12,260)	(5,066)
Financing activities:
Proceeds from revolving debt	173,873	18,600
Dividends paid	(2,209)	(2,198)
Payments of long-term debt	(150,567)	(765)
Payments of capitalized lease obligations	(490)	(571)
Increase in outstanding checks	3,981	9,396
Payments of deferred financing costs	(6)	(41)
Tax benefit from share-based compensation	-	66
Other	(11)	(527)
Net cash provided by financing activities	24,571	23,960
Net decrease in cash	(95)	(73)
Cash at beginning of year	1,291	773
Cash at end of period	$1,196	700

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

March 23, 2013

Note 1 – Basis of Presentation

               The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 29, 2012.

                The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at March 23, 2013, and December 29, 2012, the results of operations for the 12 weeks ended March 23, 2013 (“first quarter 2013”), and March 24, 2012 (“first quarter 2012”), and cash flows for the 12 weeks ended March 23, 2013 and March 24, 2012. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements. Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

                During the fourth quarter of fiscal 2012, the Company revised its presentation of fees received from customers for shipping, handling, and the performance of certain other services, which primarily impacted our Food Distribution and Military business segments. The Company historically presented these items, such as freight fees, fuel surcharges, and fees for advertising services as a reduction to cost of sales.  In accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 605, the Company revised its presentation to classify amounts billed to a customer related to shipping and handling in a sale transaction as revenue. The Company also revised its presentation to classify fees received for the performance of certain other services as revenue. The revisions had the effect of increasing both sales and cost of sales, but did not have an impact on gross profit, earnings before income taxes, net earnings, cash flows, or financial position for any period, or their respective trends. Management determined that the change in presentation was not material to any period. Certain prior year amounts shown below related to the first quarter of fiscal 2012 have been revised to conform to the current presentation. Amounts related to fiscal 2012 periods after the first quarter will be revised as shown the next time those periods are presented.

	12 Weeks Ended March 24, 2012 As Originally Reported			12 Weeks Ended March 24, 2012 As Revised

(in 000's)		% of Sales	Adjustments		% of Sales
Sales	$1,058,634	100.0%	11,211	$1,069,845	100.0%
Cost of Sales	977,911	92.4%	11,211	989,122	92.5%
Gross Profit	$80,723	7.6%	-	$80,723	7.5%

	12 Weeks Ended June 16, 2012 As Originally Reported
				12 Weeks Ended June 16, 2012 As Revised

(in 000's)		% of Sales	Adjustments		% of Sales
Sales	$1,092,798	100.0%	11,444	$1,104,242	100.0%
Cost of Sales	1,004,004	91.9%	11,444	1,015,448	92.0%
Gross Profit	$88,794	8.1%	-	$88,794	8.0%

	16 Weeks Ended October 6, 2012 As Originally Reported
				16 Weeks Ended October 6, 2012 As Revised

(in 000's)		% of Sales	Adjustments		% of Sales
Sales	$1,496,343	100.0%	14,747	$1,511,090	100.0%
Cost of Sales	1,368,698	91.5%	14,747	1,383,445	91.6%
Gross Profit	$127,645	8.5%	-	$127,645	8.4%

Note 2 – Inventories

                We use the LIFO method for valuation of a substantial portion of our inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. If the FIFO method had been used, inventories would have been approximately $90.5 million higher on March 23, 2013 and $90.7 million higher on December 29, 2012. We recorded a LIFO credit of $0.2 million during the first quarter 2013 as compared to a LIFO charge of $0.2 million during the first quarter 2012.

Note 3 – Share-Based Compensation

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income in the amount of $0.5 million during the first quarter 2013 as compared to $1.1 million during the first quarter 2012.

We have four equity compensation plans under which incentive performance units, stock appreciation rights, and other forms of share-based compensation have been or may be granted, primarily to key employees and non-employee members of the Board of Directors. These plans include the Amended 2009 Incentive Award Plan (“2009 Plan”), the Amended 2000 Stock Incentive Plan (“2000 Plan”), the Director Deferred Compensation Plan, and the 1997 Non-Employee Director Stock Compensation Plan. These plans are more fully described in Part II, Item 8 in our Annual

Report on Form 10-K for the fiscal year ended December 29, 2012 under the caption “Footnote 10 – Share-based Compensation Plans” and in our Definitive Proxy Statement on Schedule 14A filed on March 11, 2013.

Since 2009, awards have taken the form of performance units (including share units pursuant to our Long-Term Incentive Plan (“LTIP”)) and restricted stock units (“RSUs”).

Performance units pursuant to our LTIP were granted during each of fiscal years 2010 through 2013 under the 2009 Plan.  These units vest at the end of a three-year period.  On December 29, 2012, 101,739 units outstanding from the LTIP grants made during fiscal 2010 vested and were cancelled without conversion to shares of common stock because the Company did not achieve the minimum performance metrics of the LTIP for the related performance period required for a payout of common shares.

During the first quarter of 2013, a total of 295,148 units were granted pursuant to our LTIP.  For these awards, depending on a comparison of the Company’s actual Fiscal 2013 results for Consolidated EBITDA and sales to the Company’s Fiscal 2013 budget for Consolidated EBITDA and sales, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.  Compensation expense equal to the grant date fair value (for shares expected to vest) is recorded through equity over the three-year vesting period as the units can only be settled in stock.

During fiscal 2008 through 2010, RSUs were awarded to certain executives of the Company. Awards vest in increments over the term of the grant or cliff vest on the fifth anniversary of the grant date, as designated in the award documents. In addition to the time vesting criteria, awards granted in 2008 and 2009 to two of the Company’s executives include performance vesting conditions. The Company records expense for such awards over the service vesting period if the Company anticipates the performance vesting conditions will be satisfied.

The following table summarizes activity in our share-based compensation plans during the first quarter of 2013:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)

Outstanding at December 29, 2012	512.2	0.1	641.7	0.9
Granted	0.6		295.3
Forfeited/cancelled	-		(11.5)
Restrictions lapsed/ units settled	(0.3)		(1.5)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	4.6		2.8
Outstanding at March 23, 2013	517.1	0.1	926.8	1.4

Vested at December 29, 2012	475.4		303.1
Vested at March 23, 2013	480.0		304.4

(1)       “Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during the first quarter of 2013 was $19.72 and $20.83, respectively.

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

As of March 23, 2013 and December 29, 2012, we are not a party to any financial instruments that would be subject to a fair value measurement.

Other Financial Assets and Liabilities

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value, which includes a reserve for estimated uncollectible amounts, at March 23, 2013 and December 29, 2012. Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes any current maturities of long-term debt, at March 23, 2013, had a carrying value and fair value of $381.4 million, and at December 29, 2012, had a carrying value and fair value of $356.3 million. At March 23, 2013, all of our long-term debt was based on floating interest rates which adjust to changes in market rates.

Non-Financial Assets

During the first quarter of 2013, we recognized no asset impairments as compared to $0.1 million in asset impairments during the first quarter of 2012.  We utilize a discounted cash flow model and market approach that incorporates unobservable level 3 inputs to test for goodwill and long-lived asset impairments.

Note 5 – Long‑term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	March 23, 2013	December 29, 2012

Asset-backed credit agreement:
Revolving credit	$362,698	188,825
Senior subordinated convertible debt, 3.50% due in 2035	-	148,724
Notes payable and mortgage notes, variable rate due in various
installments through 2019	18,702	18,702
Total debt	381,400	356,251
Less current maturities	-	-
Long-term debt	$381,400	356,251

Asset-backed Credit Agreement

                On December 21, 2011, the Company and its subsidiaries entered into a credit agreement and related security and other agreements with Wells Fargo and the Lenders party thereto (the "Credit Agreement"), providing for a $520.0 million revolving asset-backed credit facility, which included a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the "Revolving Credit Facility").  At the inception of the agreement, we were required to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve increased to $150.0 million commencing on December 15, 2012, and was eliminated upon redemption of the Senior Subordinated Convertible Debt on March 15, 2013.  Provided no event of default is then existing or would arise, the Company may from time-to-time request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.

                On November 27, 2012, the Company and its subsidiaries entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement.

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

                The principal amount outstanding under the amended Revolving Credit Facility, plus accrued and unpaid interest thereon, will be due and payable in full at maturity on December 21, 2017.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either the base rate or LIBOR plus a margin.  The LIBOR interest rate margin can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00%, except for FILO Tranche Loans which bear interest at a rate equal to LIBOR plus 2.75%.  The pricing levels for the non-FILO Tranche Loans are based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  The LIBOR interest rate margin was 1.75% as of March 23, 2013.

                At March 23, 2013, $212.9 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $14.4 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

                The Credit Agreement contains no financial covenants unless and until (i) the continuance of an event of default thereunder, or (ii) the failure of the Company to maintain Excess Availability equal to or greater than 10% of the borrowing base at any time, in which event, the Company must comply with a trailing 12-month basis consolidated fixed charge covenant ratio of 1.0 : 1.0, which ratio shall continue to be tested each period thereafter until Excess Availability exceeds 10% of the borrowing base for three consecutive fiscal periods.

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

Senior Subordinated Convertible Debt

To finance a portion of the acquisition of two distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes were unsecured senior subordinated obligations and ranked junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility. On March 15, 2013, the Company completed the redemption of the notes at a price equal to $466.11 per $1,000 in principal amount at maturity, which resulted in a total payment of $150.1 million. See our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the Securities and Exchange Commission (“SEC”), for additional information regarding the notes.

Note 6 – Guarantees

We have guaranteed lease obligations of certain food distribution customers. In the event these retailers are unable to meet their lease payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their lease obligations ($1.3 million as of March 23, 2013, as compared to $1.4 million as of December 29, 2012), which would be due in accordance with the underlying agreements.

For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee. The maximum undiscounted payments we would be required to make in the event of default under these guarantees is $1.3 million, which is referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers. We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees. A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements. The amount of this liability is currently not significant.

We have also assigned various leases to other entities. If the assignees become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $7.8 million as of March 23, 2013 as compared to $8.3 million as of December 29, 2012.

Note 7 – Income Taxes

For the first quarter of 2013 and 2012, our income tax expense was $0.9 million and $3.6 million, respectively.

                The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year. The first quarter 2013 Company effective tax rate was not impacted by the reversal of any previously unrecognized tax benefits due to statute of limitations expirations. For the first quarter of 2013, our effective tax rate was 30.5% as compared to 39.9% for the first quarter of 2012.

The total amount of unrecognized tax benefits as of the end of the first quarter of 2013 was $2.0 million. There was no net change in unrecognized tax benefits since December 29, 2012. The total amount of tax benefits that if recognized would impact the effective tax rate was $0.3 million at the end of the first quarter of 2013. We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the first quarter of 2013, we had approximately $0.1 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

                The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2008 and prior.  An audit by the Internal Revenue Service for our fiscal years 2010 and 2011 is scheduled to begin in the second quarter 2013.

Note 8 – Pension and Other Postretirement Benefits

                The following table presents the components of our pension and postretirement net periodic benefit cost:

12 Weeks Ended March 23, 2013 and March 24, 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012

Interest cost	$423	471	4	6
Expected return on plan assets	(476)	(465)	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss (gain)	212	197	(9)	(5)
Net periodic benefit cost	$159	203	(5)	1

Weighted-average assumptions used to determine net periodic benefit cost for the first quarter of 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Weighted-average assumptions:
Discount rate	3.70%	4.35%	3.70%	4.35%
Expected return on plan assets	6.00%	6.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

                Total contributions to our pension plan in fiscal 2013 are expected to be $0.4 million.

Multi-employer pension plan

Certain of our unionized employees are covered by the Central States Southeast and Southwest Areas Pension Funds (“the Plan”), a multi-employer pension plan. Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked.  In fiscal 2012, the Company contributed $2.9 million to the Plan.  Based on the most recent information available, we believe the present value of actuarial accrued liabilities of the Plan substantially exceeds the value of the assets held in trust to pay benefits.  The underfunding is not a direct obligation or liability of the Company. However, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability.  The amount of any increase in contributions will depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take.  The Company does not believe it is likely that events requiring recognition of a withdrawal liability will occur. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

A more detailed discussion of the risks associated with the Plan are contained in Part I, Item 1A, “Risk Factors,” of our Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 29, 2012.

Note 9 – Earnings Per Share

                The following table reflects the calculation of basic and diluted earnings per share:

	First Quarter		Year-to-Date
	Ended		Ended
(In thousands, except per share amounts)	March 23, 2013	March 24, 2012	March 23, 2013	March 24, 2012

Net earnings	$2,060	5,454	2,060	5,454

Net earnings per share-basic:
Weighted-average shares outstanding	12,998	12,951	12,998	12,951

Net earnings per share-basic	$0.16	0.42	0.16	0.42

Net earnings per share-diluted:
Weighted-average shares outstanding	12,998	12,951	12,998	12,951
Shares contingently issuable	52	184	52	184
Weighted-average shares and potential dilutive shares outstanding	13,050	13,135	13,050	13,135

Net earnings per share-diluted	$0.16	0.42	0.16	0.42

The senior subordinated convertible notes due in 2035, which were redeemed on March 15, 2013, were convertible at the option of the holder, only upon the occurrence of certain events. The notes were not dilutive to earnings per share for any of the periods presented.

                Vested shares deferred by executives and board members are included in the calculation of basic earnings per share. Other performance units and RSUs granted between 2008 and 2013 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock.  Unvested RSUs are not included in basic earnings per share until vested.

All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable. Therefore, the performance units were included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  For the first quarter of 2013, approximately 5,000 shares related to the LTIP and 47,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 105,000 shares related to the LTIP and 79,000 shares related to RSUs during the first quarter of 2012.

Note 10 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The Military segment consists of eight distribution centers that distribute products primarily to military commissaries and exchanges.  Our Food Distribution segment consists of 13 distribution centers that sell to independently operated retail grocery stores, our corporate owned stores and other customers. As of March 23, 2013, the Retail segment consists of 75 corporate-owned stores that sell directly to the consumer.

A summary of the major segments of the business is as follows:

	First Quarter Ended
	March 23, 2013			March 24, 2012
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$532,043	-	4,717	534,328	-	10,474
Food Distribution	385,328	92,405	147	432,758	51,870	2,338
Retail	176,870	-	2,784	102,759	-	661
Eliminations	-	(92,405)	-	-	(51,870)	-
Total	$1,094,241	-	7,648	1,069,845	-	13,473

Reconciliation to Consolidated Statements of Income:

	First Quarter Ended		Year-to-Date Ended
	March 23,	March 24,	March 23,	March 24,
(In thousands)	2013	2012	2013	2012

Total segment profit	$7,648	13,473	-	13,473
Unallocated amounts:
Interest	(4,682)	(4,404)	-	(4,404)
Earnings before income taxes	$2,966	9,069	-	9,069

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

A more detailed discussion of many of these factors, as well as other factors, that could affect the Company’s results is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.  You should carefully consider each of these factors and all of the other information in this report.  We believe that all forward-looking statements are based upon reasonable assumptions when made.  However, we caution that it is impossible to predict actual results or outcomes and that accordingly you should not place undue reliance on these statements.  Forward-looking statements speak only as of the date when made and we undertake no obligation to revise or update these statements in light of subsequent events or developments.  Actual results and outcomes may differ materially from anticipated results or outcomes discussed in forward-looking statements.  You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

Overview

In terms of revenue, we are the largest food distributor serving military commissaries and exchanges in the United States. Our core businesses include distributing food to military commissaries and independent grocery retailers and distributing to and operating our corporate-owned retail stores. Our business consists of three primary operating segments: Military Food Distribution (“Military”), Food Distribution and Retail.

                Our strategic plan is built upon extensive knowledge of current industry, consumer and market trends, and is formulated to differentiate the Company. The strategic plan includes long-term initiatives to increase revenues and earnings, improve productivity and cost efficiencies of our Military, Food Distribution and Retail business segments, and leverage our corporate support services. The Company has strategic initiatives to improve working capital, manage debt, and increase shareholder value through capital expenditures with acceptable returns on investment.  Several important elements of the strategic plan include:

•         Supply chain services focused on supporting our business segments with warehouse management, inbound and outbound transportation management and customized solutions for each business segment;

•         Growing the Military segment through acquisition and expansion of our distribution network, as well as creating warehousing and transportation cost efficiencies;

•         Providing our independent retail customers with a high level of order fulfillment, broad product selection  including leveraging the Our Family® and Nash Brothers Trading Company™ brands, support services emphasizing best-in-class offerings in marketing, advertising, merchandising, store design and construction, market research, retail store support, retail pricing and license agreement opportunities; and

•         Retail formats designed to appeal to the needs of today’s consumers.

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

Our Retail segment operated 75 corporate-owned grocery stores primarily in the Upper Midwest as of March 23, 2013.  During the second quarter of 2012, we acquired twelve Bag ‘N Save® supermarkets located in Omaha and York, Nebraska. During the third quarter of 2012, we acquired eighteen No Frills® supermarkets located in Nebraska and western Iowa.  This expansion of the Retail segment, including the addition of one store in the fourth quarter of 2012, was offset by the sale of two stores since the end of fiscal 2011.  We are also implementing initiatives of varying scope and duration with a view toward improving our financial performance under the highly competitive conditions the Retail segment of our business faces. These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  During the third quarter of 2012, we converted two of our existing retail stores to our Family Fresh Market® format. As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize additional impairments of long-lived assets and goodwill associated with our Retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The Retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our Food Distribution and Military segments. Thus, changes in sales of the Retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our Food Distribution and Military segments.

Results of Operations

Sales

The following table summarizes our sales activity for the 12 weeks ended March 23, 2013 (“first quarter 2013”) compared to the 12 weeks ended March 24, 2012 (“first quarter 2012”):

	First quarter 2013		First quarter 2012		Increase/ (Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$532,043	48.6%	534,328	49.9%	(2,285)	(0.4%)
Food Distribution	385,328	35.2%	432,758	40.5%	(47,430)	(11.0%)
Retail	176,870	16.2%	102,759	9.6%	74,111	72.1%
Total Sales	$1,094,241	100.0%	1,069,845	100.0%	24,396	2.3%

Total Company sales increased 2.3% during the first quarter of 2013 as compared to the prior year quarter.  The acquisition of eighteen No Frills® supermarkets during the third quarter of 2012 and the acquisition of twelve Bag ‘N Save® supermarkets during the second quarter of 2012 resulted in a $77.3 million increase in Retail segment sales, partially offset by a $42.3 million decrease in Food Distribution segment sales due to the sales to those former Food Distribution customers now being reported in the Retail segment.  The change in total Company sales was due to the items specifically outlined in our discussion of the sales of our reporting segments below, as well as market conditions impacting our industry, such as competition from supercenters and warehouse clubs, changes in consumer buying habits, and changes impacting sales to commissaries, including changes in purchasing patterns by the Defense Commissary Agency (“DeCA”) for certain geographical regions, among other factors.

Military segment sales decreased 0.4% during the first quarter of 2013 as compared to the prior year quarter.  During the first quarter of 2013, a larger portion of Military sales were made on a consignment basis, which are included in our reported sales on a net basis.  The year-over-year increase in consignment sales was $1.3 million in the first quarter of 2013.  Including the impact of consignment sales, comparable Military sales decreased 0.2% in the first quarter of 2013 as compared to the prior year quarter.  Domestic sales increased by 0.3%, while overseas sales decreased by 4.2% as compared to the prior year quarter.  Domestic sales were positively impacted by new customers in 2013 compared to the prior year quarter.  Overseas sales were impacted by troop reductions in Europe.

Domestic and overseas sales represented the following percentages of Military segment sales:

	First Quarter
	2013	2012
Domestic	85.1%	84.5%
Overseas	14.9%	15.5%

Food Distribution sales decreased 11.0% during the first quarter of 2013 as compared to the prior year quarter. This was primarily due to the effect of our retail store acquisitions from No Frills and Bag ‘N Save, which resulted in a $42.3 million decrease in Food Distribution segment sales, since sales to those former Food Distribution customers are now reported in the Retail segment.  Excluding the impact of these acquisitions, Food Distribution sales decreased 1.2% compared to the prior year quarter.  This decrease was primarily attributable to prior year sales to lost customers exceeding new account gains reflected in current year sales.

Retail sales increased 72.1% during the first quarter of 2013 as compared to the prior year quarter.  The increase in Retail sales is primarily attributable to our retail store acquisitions from No Frills and Bag ‘N Save, which were responsible for a $77.3 million increase in sales as compared to the prior year quarter.  Same store sales decreased 0.5% during the first quarter of 2013.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods. The decrease in our same store sales was primarily due to new competition from supercenters in one of our core markets.

During the first quarter of 2013, our Retail segment consisted of 75 corporate-owned grocery stores, as compared to 46 stores during the first quarter of 2012. There was no change in the corporate store count during the first quarter of either year. The corporate store count excludes corporate-owned stand-alone pharmacies and convenience stores.

Consolidated Gross Profit

Consolidated gross profit was 8.5% of sales for the first quarter of 2013 as compared to 7.5% of sales for the first quarter of 2012. Our gross margins were favorably impacted by 1.4% of sales in the first quarter due to a sales mix shift between our business segments between the years.  This was primarily due to our retail store acquisitions in the second and third quarters of 2012, which were responsible for a significant increase in Retail segment sales during the first quarter of 2013. The Retail segment has a higher gross profit margin than the Food Distribution and Military segments.  Our consolidated gross margin was negatively impacted by 0.4% of sales in comparison to the prior year quarter due to lower gross margins in our Military segment, primarily due to decreased drayage rates resulting from competitive bids, as well as the impact of lower food price inflation in the current period as compared to the prior year quarter.

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A was 6.9% of sales for the first quarter of 2013 as compared to 5.5% of sales for the first quarter of 2012. Our SG&A margin was negatively impacted by 1.3% of sales in comparison to the prior year quarter due to a sales mix shift between our business segments between the years.  This was primarily due to our retail store acquisitions in the second and third quarters of 2012, which were responsible for a significant increase in Retail segment sales during the first quarter of 2013. The Retail segment has higher SG&A expenses as a percent of sales compared to our other business segments.

Depreciation and Amortization Expense

Depreciation and amortization expense was $8.8 million for the first quarter of 2013 as compared to $8.2 million for the first quarter of 2012. Depreciation and amortization expense during the first quarter of 2013 for our Retail segment increased by $1.1 million as compared to the prior year quarter, which was primarily the result of our acquisitions of retail stores in the second and third quarters of 2012. Depreciation and amortization expense for our Military segment increased by $0.2 million during the first quarter of 2013 as compared to the prior year quarter, primarily due to the transfer of the operations of our Jessup, Maryland facility to a larger facility in Landover, Maryland during the third quarter of 2012. This was partially offset by a $0.7 million decrease for our Food Distribution segment as compared to the prior year quarter.

Interest Expense

Interest expense was $6.0 million for the first quarter of 2013 as compared to $5.1 million for the first quarter of 2012. Average borrowing levels increased to $398.2 million during the first quarter of 2013 from $318.3 million during the first quarter of 2012, primarily due to our acquisitions in the second and third quarters of 2012.  The effective interest rate was 3.7% for the first quarter of 2013 as compared to 4.2% for the first quarter of 2012. Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our senior subordinated convertible notes. Non-cash interest expense recognized was $1.4 million for both the first quarter of 2013 and the first quarter of 2012. Additionally, the calculation of our average borrowing levels includes the unamortized equity component of our senior subordinated convertible notes that is required to be recognized.  The inclusion of the unamortized equity component brings the basis in our senior subordinated convertible notes to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we were required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate. Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations. The effective income tax rate was 30.5% and 39.9% for the first quarters of 2013 and 2012, respectively.

During the first quarter of 2013, the Company made adjustments to reflect the impact of retroactive Federal legislation passed in 2013. Accordingly, the Company reported the effect of these discrete events in the first quarter of 2013. The effective tax rate for the first quarter 2013 is reflective of the results from these credits of ($0.3) million.  The effective rate for the first quarter differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.  We estimate the full year effective tax rate for 2013 will be approximately 38.8%, which excludes the potential impact of any additional discrete events. Additionally, in association with the redemption of notes related to the Senior Subordinated Convertible Debt in the first quarter 2013, the deferred income tax liability decreased and the income taxes payable increased by $26.9 million.

Net Earnings

During the first quarter of 2013, we recorded net earnings of $2.1 million or $0.16 per diluted share as compared to net earnings of $5.5 million, or $0.42 per diluted share, during the first quarter of 2012. Net earnings in the periods presented in this report were affected by the items included in the discussion above.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	12 Weeks Ended
(In thousands)	March 23, 2013	March 24, 2012	Increase/ (Decrease)
Net cash used in operating activities	$(12,406)	(18,967)	6,561
Net cash used in investing activities	(12,260)	(5,066)	(7,194)
Net cash provided by financing activities	24,571	23,960	611
Net change in cash	$(95)	(73)	(22)

Cash used in operating activities decreased by $6.6 million during the first quarter of 2013 as compared to the prior year.  Inventories decreased by $1.8 million in the first quarter of 2013 as compared to an increase in inventories of $13.9 million in the prior year period, which contributed $15.7 million to the year-over-year decrease in cash used in operating activities.  In addition, accrued expenses increased by $3.7 million in the first quarter of 2013 as compared to a decrease of $11.2 million in the prior year period, which contributed $14.9 million to the year-over-year decrease in cash used in operating activities.  Partially offsetting this, accounts and notes receivable increased by $19.3 million in the first quarter of 2013 as compared to an increase of $2.6 million in the prior year period, which was responsible for a $16.7 million increase in cash used in operating activities.  The other significant factor impacting our operating cash flows for the quarter was a $3.4 million year-over-year decrease in net earnings.

Net cash used in investing activities increased by $7.2 million during the first quarter of 2013 as compared to the prior year. During the first quarter of 2013, we had a year-over-year increase of $9.0 million in loans made to customers. This was partially offset by a year-over-year decrease of $1.3 million in capital expenditures and a year-over-year increase of $1.0 million in payments received from customers on loans.

Cash provided by financing activities increased by $0.6 million during the first quarter of 2013 as compared to the prior year. During the first quarter of 2013, proceeds from the revolving credit facility, net of amounts used to retire long-term debt, primarily our Senior Subordinated Convertible Debt, were $23.3 million, as compared to a net amount of $17.8 million during the first quarter of 2012. This was responsible for a $5.5 million year-over-year increase in cash provided by financing activities. This was offset by a $5.4 million year-over-year decrease in cash provided by financing activities related to increases in outstanding checks of $4.0 million and $9.4 million in the first quarters of 2013 and 2012, respectively.

During the remainder of fiscal 2013, we expect that cash flows from operations will be sufficient to meet our working capital needs, with temporary draws on our credit facility during the year to build inventories for certain holidays. Longer term, we believe that cash flows from operations, short-term bank borrowing, various types of long-term debt and lease and equity financing will be adequate to meet our working capital needs, planned capital expenditures and debt service obligations. There can be no assurance, however, that we will continue to generate cash flows at current levels as our business is sensitive to trends in consumer spending at our customer locations and our owned retail food stores, as well as certain factors outside of our control, including, but not limited to, the current and future state of the U.S. and global economy, competition, recent and potential future disruptions to the credit and financial markets in the U.S. and worldwide and continued volatility in food and energy commodities.  Please see Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 29, 2012, for a more detailed discussion of potential factors that may have an impact on our liquidity and capital resources.

Asset-backed Credit Agreement

                On December 21, 2011, the Company and its subsidiaries entered into a credit agreement and related security and other agreements with Wells Fargo and the Lenders party thereto (the "Credit Agreement"), providing for a $520.0 million revolving asset-backed credit facility, which included a $50.0 million Swing Line sub-facility and a $75.0 million letter of credit sub-facility (the "Revolving Credit Facility").  At the inception of the agreement, we were required to maintain a reserve of $100.0 million with respect to the Senior Subordinated Convertible Debt, which reserve increased to $150.0 million commencing on December 15, 2012, and was eliminated upon redemption of the Senior Subordinated Convertible Debt on March 15, 2013.  Provided no event of default is then existing or would arise, the Company may from time-to-time, request that the Revolving Credit Facility be increased by an aggregate amount (for all such requests) not to exceed $250.0 million.

                On November 27, 2012, the Company and its subsidiaries entered into Amendment No. 1 (the “Amendment”) to the Credit Agreement.

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

                The principal amount outstanding under the amended Revolving Credit Facility, plus accrued and unpaid interest thereon, will be due and payable in full at maturity on December 21, 2017. The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either the base rate or LIBOR plus a margin.  The LIBOR interest rate margin can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00%, except for FILO Tranche Loans which bear interest at a rate equal to LIBOR plus 2.75%. The pricing levels for the non-FILO Tranche Loans are based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  The LIBOR interest rate margin was 1.75% as of March 23, 2013.

                At March 23, 2013, $212.9 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $14.4 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

Senior Subordinated Convertible Debt

To finance a portion of the acquisition of two distribution centers in 2005, we sold $150.1 million in aggregate issue price (or $322.0 million aggregate principal amount at maturity) of senior subordinated convertible notes due in 2035. The notes were unsecured senior subordinated obligations and ranked junior to our existing and future senior indebtedness, including borrowings under our Revolving Credit Facility. Cash interest at the rate of 3.50% per year was payable semi-annually on the issue price of the notes until March 15, 2013.  On March 15, 2013, the Company completed the redemption of the notes at a price equal to $466.11 per $1,000 in principal amount at maturity, which resulted in a total payment of $150.1 million. See our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended December 29, 2012, for additional information.

Consolidated EBITDA (Non-GAAP Measurement)

 The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings for the first quarters of 2013 and 2012 (amounts in thousands):

	2013	2012
	First quarter	First quarter
Net earnings	$ 2,060	5,454
Income tax expense	906	3,615
Interest expense	6,009	5,138
Depreciation and amortization	8,800	8,204
EBITDA	17,775	22,411
LIFO charge (credit)	(187)	181
Asset impairments	-	62
Net loss (gain) on sale of real estate and other assets	80	(476)
Share-based compensation expense	499	1,094
Subsequent cash payments on non-cash charges	(472)	(442)
Consolidated EBITDA	$ 17,695	22,830

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

Recoverability of Goodwill

                We test goodwill for impairment annually or more frequently if we believe indicators of impairment exist. Such indicators include a decline in expected future cash flows, unanticipated competition, slower growth rates, increase in discount rates, or a sustained significant decline in our share price and market capitalization, among others. Any adverse change in these factors could have a significant impact on the recoverability of our goodwill and could have a material impact on our consolidated financial statements.

                Our most recent annual impairment test of goodwill was completed during the fourth quarter of fiscal 2012 based on conditions as of the end of our third quarter of fiscal 2012. We determined that an indication of impairment existed in our Military reporting segment in the first step of the fiscal 2012 annual impairment analysis, which required us to calculate the implied fair value of our Military segment in the second step of the impairment analysis. As a result of this analysis, we recorded a goodwill impairment charge of $34.6 million in the fourth quarter of fiscal 2012 to fully impair the goodwill associated with the Military reporting segment.  The carrying value of the Food Distribution segment exceeded its fair value as determined in the first step of our analysis, however, due to the impairment charge recorded in the second quarter of fiscal 2012, there is no longer any goodwill associated with that reporting segment. The fair value of the Retail segment was approximately 14% higher than its carrying value. At March 23, 2013, there is $22.9 million of goodwill associated with the Retail segment.

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

Critical Accounting Policies and Estimates

                Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 12 weeks ended March 23, 2013.

Recently Adopted and Proposed Accounting Standards

There have been no recently adopted accounting standards that have resulted in a material impact to the Company’s financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

                Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable, the balance of our debt obligations outstanding and derivatives employed from time-to-time to manage our exposure to changes in interest rates.  (See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

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

                On April 3, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed the purchase from Bag ‘N Save, Inc. of the inventory and equipment assets related to twelve stores which are located in Nebraska, primarily in the Greater Omaha market.  In addition to this acquisition, on June 25, 2012, U Save Foods, Inc. completed an asset purchase from No Frills of its eighteen supermarkets which are located in Nebraska and western Iowa.  The integration of these businesses represented a material change in the Company’s internal control over financial reporting.  Management’s most recent assessment of internal control did not include the internal controls related to these acquisitions.  We have now integrated policies, processes, people, technology and operations in relation to these businesses.  Management will continue to evaluate our internal control over financial reporting and will include the acquired businesses as a part of management’s next assessment of the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

                We are engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

ITEM 1A.  Risk Factors

There have been no material changes to our risk factors contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        None

ITEM 3.  Defaults Upon Senior Securities

                None

ITEM 4.  Mine Safety Disclosures

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

Exhibits filed or furnished with this Form 10-Q:

Exhibit No.	Description

10.1	Letter Agreement between Nash-Finch Company and Kevin Elliott dated November 12, 2012.

12.1	Calculation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

31.3	Rule 13a-14(a) Certification of the Chief Accounting Officer/Controller

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension calculation

101.DEF	XBRL Extension Definitions

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NASH-FINCH COMPANY
Registrant

Date: April 25, 2013	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2013	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 25, 2013	by /s/ Peter J. O’Donnell
Peter J. O’Donnell
Chief Accounting Officer/Controller
(Principal Accounting Officer)

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended March 23, 2013

Exhibit No.	Item	Method of Filing

10.1	Letter Agreement between Nash-Finch Company and Kevin Elliott dated November 12, 2012.	Filed herewith

12.1	Calculation of Ratio of Earnings to Fixed Charges	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

31.3	Rule 13a-14(a) Certification of the Chief Accounting Officer/Controller	Filed herewith

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer/Controller	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension calculation	Filed herewith
101.DEF	XBRL Extension Definitions	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation	Filed herewith

