Form 10-Q/A
period 2013-03-23
NASH FINCH CO
filed 2013-04-26
CIK 69671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

The Nash-Finch Company is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended March 23, 2013 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on April 25, 2013, solely to disclose certain corrections were made to Note 10 – Segment Reporting of the financial statements furnished in Part I, Item I. The Reconciliation to Consolidated Statements of Income table inadvertently omitted information in the Year-to-Date Ended March 23, 2013 column from the Form 10-Q as originally filed due to unanticipated technical difficulties.

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

A summary of the major segments of the business is as follows:

	First Quarter Ended
	March 23, 2013			March 24, 2012
(In thousands)	Sales from external customers	Inter-segment sales	Segment profit	Sales from external customers	Inter-segment sales	Segment profit

Military	$532,043	-	4,717	534,328	-	10,474
Food Distribution	385,328	92,405	147	432,758	51,870	2,338
Retail	176,870	-	2,784	102,759	-	661
Eliminations	-	(92,405)	-	-	(51,870)	-
Total	$1,094,241	-	7,648	1,069,845	-	13,473

Reconciliation to Consolidated Statements of Income:

	First Quarter Ended		Year-to-Date Ended
	March 23,	March 24,	March 23,	March 24,
(In thousands)	2013	2012	2013	2012

Total segment profit	$7,648	13,473	7,648	13,473
Unallocated amounts:
Interest	(4,682)	(4,404)	(4,682)	(4,404)
Earnings before income taxes	$2,966	9,069	2,966	9,069

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

NASH-FINCH COMPANY
Registrant

Date: April 26, 2013	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2013	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: April 26, 2013	by /s/ Peter J. O’Donnell
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

