Form 10-Q
period 2013-06-15
NASH FINCH CO
filed 2013-07-25
CIK 69671

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (12 weeks) ended June 15, 2013

or

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

As of July 11, 2013, 12,315,543 shares of Common Stock of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (unaudited)
(In thousands, except per share amounts)

	12 Weeks Ended		24 Weeks Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012

Sales	$1,204,752	1,104,242	2,298,993	2,174,087
Cost of sales	1,105,217	1,015,448	2,106,575	2,004,570
Gross profit	99,535	88,794	192,418	169,517

Other costs and expenses:
Selling, general and administrative	72,226	62,900	147,334	121,212
Gain on acquisition of a business	-	(6,639)	-	(6,639)
Goodwill impairment	-	131,991	-	131,991
Depreciation and amortization	8,770	8,382	17,570	16,586
Interest expense	3,948	5,460	9,957	10,598
Total other costs and expenses	84,944	202,094	174,861	273,748

Earnings (loss) before income taxes	14,591	(113,300)	17,557	(104,231)

Income tax expense (benefit)	5,662	(28,332)	6,568	(24,717)
Net earnings (loss)	$8,929	(84,968)	10,989	(79,514)

Net earnings (loss) per share:
Basic	$0.69	(6.55)	0.85	(6.14)
Diluted	$0.68	(6.55)	0.84	(6.14)

Declared dividends per common share	$0.18	0.18	0.36	0.36

Weighted average number of common shares
outstanding and common equivalent shares outstanding:
Basic	12,992	12,966	12,995	12,958
Diluted	13,089	12,966	13,070	12,958

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)
	June 15, 2013	December 29, 2012
Assets
Current assets:	(unaudited)
Cash	$1,184	1,291
Accounts and notes receivable, net	266,483	239,925
Inventories	412,707	362,526
Prepaid expenses and other	14,303	18,569
Deferred tax assets, net	3,914	3,724
Total current assets	698,591	626,035

Notes receivable, net	26,690	21,360

Property, plant and equipment:
Property, plant and equipment	740,465	738,857
Less accumulated depreciation and amortization	(446,567)	(436,572)
Net property, plant and equipment	293,898	302,285

Goodwill	22,877	22,877
Customer contracts and relationships, net	6,177	6,649
Investment in direct financing leases	1,849	1,923
Deferred tax assets, net	29,864	2,780
Other assets	19,198	19,708
Total assets	$1,099,144	1,003,617

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$3,034	2,265
Accounts payable	254,141	247,392
Accrued expenses	59,144	52,326
Income taxes payable	13,787	429
Total current liabilities	330,106	302,412

Long-term debt	416,050	356,251
Capital lease obligations	13,938	14,807
Other liabilities	35,018	33,758
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares;
issued 13,815 and 13,799 shares, respectively	23,025	22,998
Additional paid-in capital	114,937	113,641
Common stock held in trust	(1,317)	(1,295)
Deferred compensation obligations	1,317	1,295
Accumulated other comprehensive loss	(15,705)	(15,705)
Retained earnings	233,448	227,161
Common stock in treasury; 1,524 and 1,525 shares, respectively	(51,673)	(51,706)
Total stockholders' equity	304,032	296,389
Total liabilities and stockholders' equity	$1,099,144	1,003,617

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	24 Weeks Ended
	June 15, 2013	June 16, 2012

Operating activities:
Net earnings (loss)	$10,989	(79,514)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on acquisition of a business	-	(6,639)
Depreciation and amortization	17,570	16,586
Amortization of deferred financing costs	535	576
Non-cash convertible debt interest	1,363	2,815
Rebateable loans	1,569	1,942
Provision for (recovery of) bad debts	180	(634)
Provision for (recovery of) lease reserves	246	(33)
Deferred income tax benefit	(27,273)	(33,657)
Gain on sale of property, plant and equipment	(43)	(387)
LIFO charge (credit)	(1,014)	602
Asset impairments	-	62
Impairments of goodwill	-	131,991
Share-based compensation expense	1,162	1,641
Deferred compensation	551	507
Other	(89)	(126)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(27,967)	(3,396)
Inventories	(49,168)	(33,196)
Prepaid expenses	(3,647)	(1,284)
Accounts payable	(1,830)	(4,590)
Accrued expenses	7,321	(6,275)
Income taxes payable	21,271	2,688
Other assets and liabilities	767	(3,058)
Net cash used in operating activities	(47,507)	(13,379)

Investing activities:
Proceeds from sale of assets	512	5,551
Additions to property, plant and equipment	(8,819)	(9,903)
Business acquired, net of cash	-	(29,700)
Loans to customers	(10,853)	(7,766)
Payments from customers on loans	5,257	506
Corporate-owned life insurance, net	(583)	(80)
Other	-	(151)
Net cash used in investing activities	(14,486)	(41,543)
Financing activities:
Proceeds from revolving debt	202,551	39,800
Dividends paid	(4,420)	(4,398)
Proceeds from long-term debt	7,283	16,890
Payments of long-term debt	(150,567)	(1,260)
Payments of capitalized lease obligations	(930)	(1,194)
Increase in outstanding checks	8,063	5,949
Payments of deferred financing costs	(6)	(125)
Tax benefit from share-based compensation	-	66
Other	(88)	(722)
Net cash provided by financing activities	61,886	55,006
Net increase (decrease) in cash	(107)	84
Cash at beginning of year	1,291	773
Cash at end of period	$1,184	857

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

June 15, 2013

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

The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at June 15, 2013, and December 29, 2012, the results of operations for the 12 and 24 weeks ended June 15, 2013 (“second quarter 2013” and “year-to-date 2013”, respectively), and June 16, 2012 (“second quarter 2012” and “year-to-date 2012”, respectively), and cash flows for the 24 weeks ended June 15, 2013 and June 16, 2012.  Adjustments consist only of normal recurring items, except for any items discussed in the notes below.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

During the fourth quarter of fiscal 2012, the Company revised its presentation of fees received from customers for shipping, handling, and the performance of certain other services, which primarily impacted its Food Distribution and Military business segments.  The Company historically presented these items, such as freight fees, fuel surcharges, and fees for advertising services as a reduction to cost of sales.  In accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 605, the Company revised its presentation to classify amounts billed to a customer related to shipping and handling in a sale transaction as revenue.  The Company also revised its presentation to classify fees received for the performance of certain other services as revenue.  The revisions had the effect of increasing both sales and cost of sales, but did not have an impact on gross profit, earnings before income taxes, net earnings, cash flows, or financial position for any period, or their respective trends.  Management determined that the change in presentation was not material to any period.  Certain prior year amounts shown below related to the second quarter and year-to-date 2012 have been revised to conform to the current presentation.  Amounts related to fiscal 2012 periods after the second quarter will be revised the next time those periods are presented.

	12 Weeks Ended June 16, 2012 As Originally Reported			12 Weeks Ended June 16, 2012 As Revised
(in 000's)		% of Sales	Adjustments		% of Sales
Sales	$1,092,798	100.0%	11,444	$1,104,242	100.0%
Cost of Sales	1,004,004	91.9%	11,444	1,015,448	92.0%
Gross Profit	$88,794	8.1%	-	$88,794	8.0%

	24 Weeks Ended June 16, 2012 As Originally Reported			24 Weeks Ended June 16, 2012 As Revised
(in 000's)		% of Sales	Adjustments		% of Sales
Sales	$2,151,432	100.0%	22,655	$2,174,087	100.0%
Cost of Sales	1,981,915	92.1%	22,655	2,004,570	92.2%
Gross Profit	$169,517	7.9%	-	$169,517	7.8%

Note 2 – Inventories

We use the LIFO method for valuation of a substantial portion of our inventories.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $89.7 million higher on June 15, 2013 and $90.7 million higher on December 29, 2012.  We recorded a LIFO credit of $0.8 million during the second quarter 2013 as compared to a LIFO charge of $0.4 million during the second quarter 2012.  During year-to-date 2013, we recorded a LIFO credit of $1.0 million as compared to a LIFO charge of $0.6 million during year-to-date 2012.

Note 3 – Share-Based Compensation

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period.  We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income (Loss) in the amount of $0.7 million during the second quarter 2013 as compared to $0.5 million during the second quarter 2012.  During year-to-date 2013, share-based compensation expense was $1.2 million as compared to $1.6 million during year-to-date 2012.

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

During the year-to-date 2013, a total of 297,405 units were granted pursuant to our LTIP.  For these awards, depending on a comparison of the Company’s actual Fiscal 2013 results for Consolidated EBITDA and sales to the Company’s Fiscal 2013 budget for Consolidated EBITDA and sales, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.  Compensation expense equal to the grant date fair value (for shares expected to vest) is recorded through equity over the three-year vesting period as the units can only be settled in stock.

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

                The following table summarizes activity in our share-based compensation plans during year-to-date 2013:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)

Outstanding at December 29, 2012	512.2	0.1	641.7	0.9
Granted	12.8		297.8
Forfeited/cancelled	-		(11.5)
Restrictions lapsed/ units settled	(8.4)		(13.6)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	7.5		5.1
Outstanding at June 15, 2013	524.1	0.1	919.5	1.2

Vested at December 29, 2012	475.4		303.1
Vested at June 15, 2013	474.8		294.6
(1) “Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during year-to-date 2013 was $21.01 and $20.83, respectively.

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

As of June 15, 2013 and December 29, 2012, we are not a party to any financial instruments that would be subject to a fair value measurement.

Other Financial Assets and Liabilities

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value, which includes a reserve for estimated uncollectible amounts, at June 15, 2013 and December 29, 2012.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes any current maturities of long-term debt, at June 15, 2013, had a carrying value and fair value of $417.4 million, and at December 29, 2012, had a carrying value and fair value of $356.3 million.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Non-Financial Assets

During the second quarter of 2013, we recognized no asset impairments as compared to a goodwill impairment of $132.0 million during the second quarter of 2012.  For year-to-date 2013, we recognized no asset impairments as compared to asset impairments of  $132.1 million during the prior year period.  We utilize a discounted cash flow model and market approach that incorporates unobservable level 3 inputs to test for goodwill and long-lived asset impairments.

Note 5 – Long‑term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	June 15, 2013	December 29, 2012

Asset-backed credit agreement:
Revolving credit	$391,376	188,825
Senior subordinated convertible debt, 3.50% due in 2035	-	148,724
Notes payable and mortgage notes, variable rate due in various
installments through 2019	18,702	18,702
Equipment note, 2.61% due in various installments
through 2018	7,283	-
Total debt	417,361	356,251
Less current maturities	(1,311)	-
Long-term debt	$416,050	356,251

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

The principal amount outstanding under the amended Revolving Credit Facility, plus accrued and unpaid interest thereon, will be due and payable in full at maturity on December 21, 2017.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either the base rate or LIBOR plus a margin.  The LIBOR interest rate margin can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00%, except for FILO Tranche Loans which bear interest at a rate equal to LIBOR plus 2.75%.  The pricing levels for the non-FILO Tranche Loans are based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  The LIBOR interest rate margin was 1.75% as of June 15, 2013.

At June 15, 2013, $184.3 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $14.4 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

The Credit Agreement contains usual and customary covenants for a facility of this type requiring the Company and its subsidiaries, among other things, to maintain collateral, comply with applicable laws, keep proper books and records, preserve corporate existence, maintain insurance and pay taxes in a timely manner. Events of default under the Credit Agreement are usual and customary for transactions of this type, subject to, in specific instances, materiality and cure periods including, among other things: (a) any failure to pay principal thereunder when due or to pay interest or fees on the due date; (b) material misrepresentations; (c) default under other agreements governing material indebtedness of the Company; (d) default in the performance or observation of any covenants; (e) any event of insolvency or bankruptcy; (f) any final judgments or orders to pay more than $15.0 million that remain unsecured or unpaid; (g) change of control, as defined in the CreditAgreement; and (h) any failure of a collateral document, after delivery thereof, to create a valid mortgage or first-priority lien.

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

Note 6 – Guarantees

We have guaranteed lease obligations of certain food distribution customers.  In the event these retailers are unable to meet their lease payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their lease obligations ($1.2 million as of June 15, 2013, as compared to $1.4 million as of December 29, 2012), which would be due in accordance with the underlying agreements.

For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee.  The maximum undiscounted payments we would be required to make in the event of default under these guarantees is $1.2 million, which is referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees.  A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.  The amount of this liability is currently not significant.

We have also assigned various leases to other entities.  If the assignees become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $7.3 million as of June 15, 2013 as compared to $8.3 million as of December 29, 2012.

Note 7 – Income Taxes

For the second quarter of 2013, our income tax expense was $5.7 million as compared to an income tax benefit of $28.3 million for the second quarter of 2012.  For year-to-date 2013, our income tax expense was $6.6 million as compared to an income tax benefit of $24.7 million for year-to-date 2012.

The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.  For the second quarter of 2013, our effective tax rate was 38.8% as compared to 25.0% for the second quarter of 2012.  For year-to-date 2013, our effective tax rate was 37.4% as compared to 23.7% for year-to-date 2012.

The total amount of unrecognized tax benefits as of the end of the second quarter of 2013 was $2.3 million.  The net increase in unrecognized tax benefits of $0.3 million since March 23, 2013 is due to the increase in unrecognized tax benefits as a result of tax positions taken in prior periods.  The total amount of tax benefits that if recognized would impact the effective tax rate was $0.3 million at the end of the second quarter of 2013.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the second quarter of 2013, we had approximately $0.1 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2008 and prior.  We are currently under audit by the Internal Revenue Service for our fiscal years 2010 and 2011.

Note 8 – Pension and Other Postretirement Benefits

The following tables present the components of our pension and postretirement net periodic benefit cost:

12 Weeks Ended June 15, 2013 and June 16, 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012

Interest cost	$423	471	5	6
Expected return on plan assets	(477)	(465)	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss (gain)	212	197	(9)	(5)
Net periodic benefit cost	$158	203	(4)	1

24 Weeks Ended June 15, 2013 and June 16, 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012

Interest cost	$846	943	9	13
Expected return on plan assets	(953)	(930)	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss (gain)	424	393	(18)	(10)
Net periodic benefit cost	$317	406	(9)	3

Weighted-average assumptions used to determine net periodic benefit cost for the second quarter and year-to-date periods of 2013 and 2012 are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Weighted-average assumptions:
Discount rate	3.70%	4.35%	3.70%	4.35%
Expected return on plan assets	6.00%	6.00%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A

               Total contributions to our pension plan in fiscal 2013 are expected to be $0.4 million.

Multi-employer pension plan

Certain of our unionized employees are covered by the Central States Southeast and Southwest Areas Pension Funds (“the Plan”), a multi-employer pension plan.  Contributions are determined in accordance with the provisions of negotiated union contracts and are generally based on the number of hours worked.  In fiscal 2012, the Company contributed $2.9 million to the Plan.  Based on the most recent information available, we believe the present value of actuarial accrued liabilities of the Plan substantially exceeds the value of the assets held in trust to pay benefits.  The underfunding is not a direct obligation or liability of the Company.  However, if the Company were to exit certain markets or otherwise cease making contributions to the Plan, the Company could trigger a substantial withdrawal liability.  The amount of any increase in contributions would depend upon several factors, including the number of employers contributing to the Plan, results of the Company’s collective bargaining efforts, investment returns on assets held by the Plan, actions taken by the trustees of the Plan, and actions that the Federal government may take.  The Company does not believe it is likely that events requiring recognition of a withdrawal liability will occur.  Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

A more detailed discussion of the risks associated with the Plan are contained in Part I, Item 1A, “Risk Factors,” of our Annual Report filed with the SEC on Form 10-K for the fiscal year ended December 29, 2012.

Note 9 – Earnings (Loss) Per Share

The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Second Quarter Ended		Year-to-Date
			Ended
(In thousands, except per share amounts)	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012

Net earnings (loss)	$8,929	(84,968)	10,989	(79,514)

Net earnings (loss) per share-basic:
Weighted-average shares outstanding	12,992	12,966	12,995	12,958

Net earnings (loss) per share-basic	$0.69	(6.55)	0.85	(6.14)

Net earnings (loss) per share-diluted:
Weighted-average shares outstanding	12,992	12,966	12,995	12,958
Shares contingently issuable	97	-	75	-
Weighted-average shares and potential dilutive shares outstanding	13,089	12,966	13,070	12,958

Net earnings (loss) per share-diluted	$0.68	(6.55)	0.84	(6.14)

The senior subordinated convertible notes due in 2035, which were redeemed on March 15, 2013, were convertible at the option of the holder, only upon the occurrence of certain events. The notes were not dilutive to earnings per share for any of the periods presented.

Vested shares deferred by executives and board members are included in the calculation of basic earnings per share.  Other performance units and RSUs granted between 2008 and 2013 pursuant to the 2000 Plan and 2009 Plan will be settled in shares of Nash Finch common stock.  Unvested performance units and RSUs are not included in basic earnings per share until vested.

All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive. Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable. Therefore, the performance units were included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive. For the second quarter of 2013, approximately 46,000 shares related to the LTIP and 51,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS.  For year-to-date 2013, approximately 26,000 shares related to the LTIP and 49,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS.  Due to the net loss for both the second quarter and year-to-date periods of 2012, the calculation of diluted earnings per share was the same as the calculation of basic earnings per share for both periods.

Note 10 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The Military segment consists of eight distribution centers that distribute products primarily to military commissaries and exchanges.  Our Food Distribution segment consists of 13 distribution centers that sell to independently operated retail grocery stores, our corporate owned stores and other customers.  As of June 15, 2013, the Retail segment consists of 75 corporate-owned stores that sell directly to the consumer.

A summary of the major segments of the business is as follows:

	Second Quarter Ended
	June 15, 2013			June 16, 2012
(In thousands)	Sales to external customers	Inter-segment sales	Segment profit	Sales to external customers	Inter-segment sales	Segment profit

Military	$537,529	-	3,942	526,201	-	8,570
Food Distribution	487,153	95,095	8,874	441,587	71,793	5,517
Retail	180,070	-	4,311	136,454	-	2,390
Eliminations	-	(95,095)		-	(71,793)	-
Total	$1,204,752	-	17,127	1,104,242	-	16,477

	Year-to-Date Ended
	June 15, 2013			June 16, 2012
(In thousands)	Sales to external customers	Inter-segment sales	Segment profit	Sales to external customers	Inter-segment sales	Segment profit

Military	$1,069,572	-	8,659	1,060,529	-	19,044
Food Distribution	872,481	187,500	9,021	874,345	123,663	7,855
Retail	356,940	-	7,095	239,213	-	3,051
Eliminations	-	(187,500)		-	(123,663)	-
Total	$2,298,993	-	24,775	2,174,087	-	29,950

Reconciliation to Consolidated Statements of Income:

	Second Quarter Ended		Year-to-Date Ended
	June 15, 2013	June 16, 2012	June 15, 2013	June 16, 2012
(In thousands)

Total segment profit	$17,127	16,477	24,775	29,950
Unallocated amounts:
Gain on acquisition of a business	-	6,639	-	6,639
Goodwill impairment	-	(131,991)	-	(131,991)
Interest	(2,536)	(4,425)	(7,218)	(8,829)
Earnings (loss) before income taxes	$14,591	(113,300)	17,557	(104,231)

Note 11 – Legal Proceedings

We are engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

Note 12 – Subsequent Event – Merger

                On July 21, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Spartan Stores, Inc., a Michigan corporation (“Spartan”), and SS Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Spartan (the “Merger”).  The Merger Agreement, upon closing, will result in an all-stock merger valued at approximately $1.3 billion, including existing net debt at each company, and was unanimously approved by the Board of Directors of the Company.

                At the effective time of the Merger, (a) each share of the Company’s common stock issued and outstanding immediately prior to the effective time (other than shares owned by the Company, Spartan or Merger Sub) will be automatically cancelled and converted into the right to receive 1.2 (the “Exchange Ratio”) fully paid and nonassessable shares of Spartan’s common stock and (b) the Company’s stock options and other equity awards will be generally converted into stock options and equity awards with respect to Spartan’s common stock, after giving effect to the Exchange Ratio.  Spartan Stores shareholders will own approximately 57.7% of the equity of the combined company and Nash Finch shareholders will own approximately 42.3%.  It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes.

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

•   changes in food safety regulations and other regulations applicable to the products we sell;

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

Our Food Distribution segment sells and distributes a wide variety of nationally branded and private label grocery products and perishable food products from 13 distribution centers to customers located in 41 states.

Our Retail segment operated 75 corporate-owned grocery stores primarily in the Upper Midwest as of June 15, 2013.  During the second quarter of 2012, we acquired twelve Bag ‘N Save® supermarkets located in Omaha and York, Nebraska.  During the third quarter of 2012, we acquired eighteen No Frills® supermarkets located in Nebraska and western Iowa.  This expansion of the Retail segment, including the addition of one store in the fourth quarter of 2012, was offset by the sale of two stores since the end of fiscal 2011.  We are also implementing initiatives of varying scope and duration with a view toward improving our financial performance under the highly competitive conditions the Retail segment of our business faces.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  During the third quarter of 2012, we converted two of our existing retail stores to our Family Fresh Market® format.  As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize impairments of long-lived assets and goodwill associated with our Retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The Retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our Food Distribution and Military segments.  Thus, changes in sales of the Retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our Food Distribution and Military segments.

Results of Operations

Sales

The following tables summarize our sales activity for the 12 weeks ended June 15, 2013 (“second quarter 2013”) compared to the 12 weeks ended June 16, 2012 (“second quarter 2012”) and the 24 weeks ended June 15, 2013 (“year-to-date 2013”) compared to the 24 weeks ended June 16, 2012 (“year-to-date 2012”):

	Second quarter 2013		Second quarter 2012		Increase
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$537,529	44.6%	526,201	47.7%	11,328	2.2%
Food Distribution	487,153	40.4%	441,587	40.0%	45,566	10.3%
Retail	180,070	14.9%	136,454	12.4%	43,616	32.0%
Total Sales	$1,204,752	100.0%	1,104,242	100.0%	100,510	9.1%

	Year-to-date 2013		Year-to-date 2012		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$1,069,572	46.5%	1,060,529	48.8%	9,043	0.9%
Food Distribution	872,481	38.0%	874,345	40.2%	(1,864)	(0.2%)
Retail	356,940	15.5%	239,213	11.0%	117,727	49.2%
Total Sales	$2,298,993	100.0%	2,174,087	100.0%	124,906	5.7%

Total Company sales increased 9.1% during the second quarter of 2013 as compared to the prior year quarter.  The acquisition of eighteen No Frills® supermarkets during the third quarter of 2012 and the acquisition of twelve Bag ‘N Save® supermarkets during the second quarter of 2012 resulted in a $50.9 million increase in Retail segment sales, partially offset by a $27.8 million decrease in Food Distribution segment sales due to the sales to those former Food Distribution customers now being reported in the Retail segment.

Total Company sales increased 5.7% during year-to-date 2013 as compared to the prior year period.  The No Frills® and Bag ‘N Save® acquisitions resulted in a $128.1 million increase in Retail segment sales, partially offset by a $70.1 million decrease in Food Distribution segment sales.  The change in total Company sales was due to the items specifically outlined in our discussion of the sales of our reporting segments below, as well as market conditions impacting our industry, such as competition from supercenters and warehouse clubs, changes in consumer buying habits, and changes impacting sales to commissaries, including changes in purchasing patterns by the Defense Commissary Agency (“DeCA”) for certain geographical regions, among other factors.

Military segment sales increased 2.2% during the second quarter of 2013 as compared to the prior year quarter.  Domestic sales increased by 3.4%, while overseas sales decreased by 3.7% as compared to the prior year quarter.  Domestic sales were positively impacted by new customers in 2013 compared to the prior year quarter.  Overseas sales were impacted by troop reductions in Europe.

Military segment sales increased 0.9% during year-to-date 2013 as compared to the prior year period.  Domestic sales increased by 1.8%, while overseas sales decreased by 4.1% as compared to the prior year period.  As noted above, domestic sales were positively impacted by the addition of new customers in 2013 compared to the prior year period and overseas sales were negatively impacted by troop reductions in Europe.

Domestic and overseas sales represented the following percentages of Military segment sales:

	Second Quarter		Year-to-date
	2013	2012	2013	2012
Domestic	83.1%	82.1%	84.1%	83.3%
Overseas	16.9%	17.9%	15.9%	16.7%

Food Distribution sales increased 10.3% during the second quarter of 2013 as compared to the prior year quarter.  Excluding the impact of our retail store acquisitions from No Frills and Bag ‘N Save, Food Distribution sales increased 16.6% compared to the prior year quarter.  This increase was primarily attributable to sales to new customers.  Our retail store acquisitions resulted in a $27.8 million decrease in Food Distribution segment sales, since those locations were previously customers of the Food Distribution segment.

Food Distribution sales decreased 0.2% during year-to-date 2013 as compared to the prior year period.  Excluding the impact of our retail store acquisitions, Food Distribution sales increased 7.8% compared to the prior year period.  This increase was primarily attributable to sales to new customers.  Our retail store acquisitions resulted in a $70.1 million decrease in Food Distribution segment sales, since those locations were previously customers of the Food Distribution segment.

Retail sales increased 32.0% during the second quarter of 2013 as compared to the prior year quarter.  The increase in Retail sales is primarily attributable to our retail store acquisitions from No Frills and Bag ‘N Save, which were responsible for a $50.9 million increase in sales as compared to the prior year quarter.  Same store sales decreased 4.1% during the second quarter of 2013.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.  The decrease in our same store sales was primarily due to new competition from supercenters in two of our core markets.

Retail sales increased 49.2% during year-to-date 2013 as compared to the prior year period.  The increase in Retail sales is primarily attributable to our retail store acquisitions, which were responsible for a $128.1 million increase in sales as compared to the prior year period.  Same store sales decreased 2.5% during year-to-date 2013.  The decrease in our same store sales was primarily due to new competition from supercenters in two of our core markets.

During the second quarters of 2013 and 2012, our corporate store count changed as follows:
	Second quarter 2013	Second quarter 2012
Number of stores at beginning of period	75	46
Acquired stores	-	12
Sold stores	-	(2)
Number of stores at end of period	75	56

During year-to-date 2013 and 2012, our corporate store count changed as follows:

	Year-to-date 2013	Year-to-date 2012
Number of stores at beginning of period	75	46
Acquired stores	-	12
Sold stores	-	(2)
Number of stores at end of period	75	56

The tables exclude corporate-owned stand-alone pharmacies and convenience stores.

Consolidated Gross Profit

Consolidated gross profit was 8.3% of sales for the second quarter of 2013 as compared to 8.0% of sales for the second quarter of 2012.  Our gross margins were favorably impacted by 0.6% of sales in the second quarter due to a sales mix shift between our business segments between the years.  This was primarily due to our retail store acquisitions in the second and third quarters of 2012, which were responsible for a significant increase in Retail segment sales during the second quarter of 2013.  The Retail segment has a higher gross profit margin than the Food Distribution and Military segments.  Our consolidated gross margin was negatively impacted by 0.4% of sales in comparison to the prior year quarter due to lower gross margins in our Military segment, primarily due to decreased drayage rates resulting from competitive bids, as well as the impact of lower food price inflation in the current period as compared to the prior year quarter.

Consolidated gross profit was 8.4% of sales for year-to-date 2013 as compared to 7.8% of sales for year-to-date 2012.  Our gross margins were favorably impacted by 1.0% of sales during year-to-date 2012 due to a sales mix shift between our business segments between the years.  This was primarily due to our retail store acquisitions, which were responsible for a significant increase in Retail segment sales during year-to-date 2012.  Our consolidated gross margin was negatively impacted by 0.4% of sales in comparison to the prior year period due to lower gross margins in our Military segment primarily due to decreased drayage rates resulting from competitive bids, as well as the impact of lower food price inflation in the current period as compared to the prior year period.

Gain on Acquisition of a Business

A pre-tax gain on the acquisition of a business of $6.6 million was recognized during the second quarter 2012 related to the acquisition of twelve Bag ‘N Save® supermarkets located in Omaha and York, Nebraska.  The fair value of the identifiable assets acquired net of liabilities assumed of $36.3 million exceeded the purchase price paid for the business of $29.7 million.  Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate.  As a result, the Company recognized a pre-tax gain of $6.6 million in the second quarter 2012 associated with the acquisition of the business.  The gain is included in the line item “Gain on acquisition of a business” in the Consolidated Statements of Income (Loss).

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

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A was 6.0% of sales for the second quarter of 2013 as compared to 5.7% of sales for the second quarter of 2012.  Our SG&A margin was negatively impacted by 0.6% of sales in comparison to the prior year quarter due to a sales mix shift between our business segments between the years.  This was primarily due to our retail store acquisitions in the second and third quarters of 2012, which were responsible for a significant increase in Retail segment sales during the second quarter of 2013.  The Retail segment has higher SG&A expenses as a percent of sales compared to our other business segments.

Consolidated SG&A was 6.4% of sales for year-to-date 2013 as compared to 5.6% of sales for year-to-date 2012.  Our SG&A margin was negatively impacted by 0.9% of sales in comparison to the prior year period due to a sales mix shift between our business segments between the years.  This was primarily due to our retail store acquisitions, which were responsible for a significant increase in Retail segment sales during year-to-date 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense was $8.8 million for the second quarter of 2013 as compared to $8.4 million for the second quarter of 2012.  Depreciation and amortization expense during the second quarter of 2013 for our Retail segment increased by $0.6 million as compared to the prior year quarter, which was primarily the result of our acquisitions of retail stores in the second and third quarters of 2012.  Depreciation and amortization expense for our Military segment increased by $0.1 million during the second quarter of 2013 as compared to the prior year quarter, primarily due to the transfer of the operations of our Jessup, Maryland facility to a larger facility in Landover, Maryland during the third quarter of 2012.  This was partially offset by a $0.4 million decrease for our Food Distribution segment as compared to the prior year quarter.

Depreciation and amortization expense was $17.6 million for year-to-date 2013 as compared to $16.6 million for year-to-date 2012.  Depreciation and amortization expense during year-to-date 2013 for our Retail segment increased by $1.7 million as compared to the prior year period, which was primarily the result of our acquisitions of retail stores in the second and third quarters of 2012.  Depreciation and amortization expense for our Military segment increased by $0.4 million as compared to the prior year period, primarily due to the transfer of the operations of our Jessup, Maryland facility to a larger facility in Landover, Maryland during the third quarter of 2012.  This was partially offset by a $1.1 million decrease for our Food Distribution segment as compared to the prior year period.

Interest Expense

Interest expense was $3.9 million for the second quarter of 2013 as compared to $5.5 million for the second quarter of 2012.  Average borrowing levels increased to $438.1 million during the second quarter of 2013 from $367.4 million during the second quarter of 2012, primarily due to our acquisition of retail stores in the third quarter of 2012 and an increase in working capital requirements to support the addition of new customers.  The effective interest rate was 2.8% for the second quarter of 2013 as compared to 3.7% for the second quarter of 2012.  The decrease in the effective interest rate was primarily due to the redemption of our Senior Subordinated Convertible Debt in the first quarter of 2013, which was financed by an increase in the debt outstanding under our revolving credit facility.  During the second quarter of 2013, the effective interest rate on our revolving credit facility was lower than the effective interest rate on the Senior Subordinated Convertible Debt in the prior year quarter.

Interest expense was $10.0 million for year-to-date 2013 as compared to $10.6 million for year-to-date 2012.  Average borrowing levels increased to $418.2 million during year-to-date 2013 from $342.8 million during year-to-date 2012, primarily due to our acquisitions in the second and third quarters of 2012 and an increase in working capital requirements to support the addition of new customers.  The effective interest rate was 3.2% for year-to-date 2013 as compared to 4.0% for year-to-date 2012.  The decrease in the effective interest rate was primarily due to the redemption of our Senior Subordinated Convertible Debt in the first quarter of 2013, which was financed by an increased in the debt outstanding under our revolving credit facility.  During year-to-date 2013, the effective interest rate on our revolving credit facility was lower than the effective interest rate on the Senior Subordinated Convertible Debt in the prior year period.  Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our Senior Subordinated Convertible Debt.  Non-cash interest expense recognized was zero and $1.4 million for the second quarters of 2013 and 2012, respectively.  Non-cash interest expense recognized was $1.4 million and $2.8 million for the year-to-date periods of 2013 and 2012, respectively.  Additionally, the calculation of our average borrowing levels includes any unamortized equity component of our Senior Subordinated Convertible Debt that is required to be recognized.  The inclusion of the unamortized equity component brings the basis in our Senior Subordinated Convertible Debt to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we were required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations.  The effective income tax rate was 38.8% and 25.0% for the second quarters of 2013 and 2012, respectively.  The effective income tax rate was 37.4% and 23.7% for year-to-date 2013 and 2012, respectively.  The difference between the 2013 and 2012 effective income tax rates was primarily due to the goodwill impairment and the related non-deductible portion thereof taken in 2012.

The effective rate for the second quarter differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.  We estimate the full year effective tax rate for 2013 will be approximately 38.3%, which excludes the potential impact of any additional discrete events.

Net Earnings

During the second quarter of 2013, we recorded net earnings of $8.9 million or $0.68 per diluted share as compared to a net loss of $85.0 million, or $6.55 per diluted share, during the second quarter of 2012.  During year-to-date 2013, we recorded net earnings of $11.0 million or $0.84 per diluted share as compared to a net loss of $79.5 million or $6.14 per diluted share, during year-to-date 2012.  Net earnings in the periods presented in this report were affected by the items included in the discussion above.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	24 Weeks Ended
(In thousands)	June 15, 2013	June 16, 2012	Increase/ (Decrease)
Net cash used in operating activities	$(47,507)	(13,379)	(34,128)
Net cash used in investing activities	(14,486)	(41,543)	27,057
Net cash provided by financing activities	61,886	55,006	6,880
Net change in cash	$(107)	84	(191)

Cash used in operating activities increased by $34.1 million during year-to-date 2013 as compared to the prior year.  Accounts and notes receivable increased by $28.0 million during year-to-date 2013 as compared to an increase of $3.4 million in the prior year period, which contributed $24.6 million to the year-over-year increase in cash used in operating activities.  In addition, inventories increased by $49.2 million in year-to-date 2013 as compared to an increase of $33.2 million in the prior year period, which contributed $16.0 million to the year-over-year increase in cash used in operating activities.  The increase in inventories during the current year was necessary to support the addition of new customers, primarily in our Food Distribution segment.

Net cash used in investing activities decreased by $27.1 million during year-to-date 2013 as compared to the prior year.  Net cash used in investing activities during year-to-date 2013 consisted primarily of $10.9 million in loans to customers and $8.8 million in additions to property, plant, and equipment, partially offset by $5.3 million in payments received from customers on loans.  Net cash used in investing activities during year-to-date 2012 consisted primarily of $29.7 million to purchase the twelve Bag ‘N Save® supermarkets, $9.9 million in other additions to property, plant, and equipment, and $7.8 million in loans to customers, partially offset by $5.6 million in proceeds from the sale of assets.

Cash provided by financing activities increased by $6.9 million during year-to-date 2013 as compared to the prior year.  During year-to-date 2013, proceeds from the revolving credit facility, net of amounts used to retire long-term debt, primarily our Senior Subordinated Convertible Debt, were $52.0 million.  In addition to this additional cash was provided by a $8.1 million increase in outstanding checks and $7.3 million in proceeds from equipment financing, partially offset by dividend payments of $4.4 million.  During year-to-date 2012, cash provided by financing activities consisted primarily of proceeds of revolving debt of $39.8 million, proceeds of $16.9 million from mortgage financing and increased outstanding checks of $5.9 million partially offset by dividend payments of $4.4 million.

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

The principal amount outstanding under the amended Revolving Credit Facility, plus accrued and unpaid interest thereon, will be due and payable in full at maturity on December 21, 2017.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either the base rate or LIBOR plus a margin.  The LIBOR interest rate margin can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00%, except for FILO Tranche Loans which bear interest at a rate equal to LIBOR plus 2.75%.  The pricing levels for the non-FILO Tranche Loans are based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  The LIBOR interest rate margin was 1.75% as of June 15, 2013.

At June 15, 2013, $184.3 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $14.4 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

The Credit Agreement contains usual and customary covenants for a facility of this type requiring the Company and its subsidiaries, among other things, to maintain collateral, comply with applicable laws, keep proper books and records, preserve corporate existence, maintain insurance and pay taxes in a timely manner. Events of default under the Credit Agreement are usual and customary for transactions of this type, subject to, in specific instances, materiality and cure periods including, among other things: (a) any failure to pay principal thereunder when due or to pay interest or fees on the due date; (b) material misrepresentations; (c) default under other agreements governing material indebtedness of the Company; (d) default in the performance or observation of any covenants; (e) any event of insolvency or bankruptcy; (f) any final judgments or orders to pay more than $15.0 million that remain unsecured or unpaid; (g) change of control, as defined in the CreditAgreement; and (h) any failure of a collateral document, after delivery thereof, to create a valid mortgage or first-priority lien.

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

Consolidated EBITDA (Non-GAAP Measurement)

The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings (loss) for the second quarters and year-to-date periods of 2013 and 2012 (amounts in thousands):

	2013	2012	2013	2012
	Second quarter	Second quarter	Year-to-Date	Year-to-Date
Net earnings (loss)	$ 8,929	(84,968)	$ 10,989	(79,514)
Income tax expense (benefit)	5,662	(28,332)	6,568	(24,717)
Interest expense	3,948	5,460	9,957	10,598
Depreciation and amortization	8,770	8,382	17,570	16,586
EBITDA	27,309	(99,458)	45,084	(77,047)
LIFO charge (credit)	(827)	420	(1,014)	602
Gain on acquisition of a business	-	(6,639)	-	(6,639)
Goodwill impairment	-	131,991	-	131,991
Provision for (recovery of) lease reserves	246	(33)	246	(33)
Asset impairments	-	-	-	62
Net loss (gain) on sale of real estate and other assets	(123)	89	(43)	(387)
Share-based compensation expense	663	546	1,162	1,640
Subsequent cash payments on non-cash charges	(361)	(729)	(833)	(1,172)
Consolidated EBITDA	$ 26,907	26,187	$ 44,602	49,017

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

Our most recent annual impairment test of goodwill was completed during the fourth quarter of fiscal 2012 based on conditions as of the end of our third quarter of fiscal 2012.  We determined that an indication of impairment existed in our Military reporting segment in the first step of the fiscal 2012 annual impairment analysis, which required us to calculate the implied fair value of our Military segment in the second step of the impairment analysis.  As a result of this analysis, we recorded a goodwill impairment charge of $34.6 million in the fourth quarter of fiscal 2012 to fully impair the goodwill associated with the Military reporting segment.  The carrying value of the Food Distribution segment exceeded its fair value as determined in the first step of our  analysis; however, due to the impairment charge recorded in the second quarter of fiscal 2012, there is no longer any goodwill associated with that reporting segment.  The fair value of the Retail segment was approximately 14% higher than its carrying value.  At June 15, 2013, there is $22.9 million of goodwill associated with the Retail segment.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 24 weeks ended June 15, 2013.

Recently Adopted and Proposed Accounting Standards

There have been no recently adopted accounting standards that would be expected to have a material impact on the Company’s financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure in the financial markets consists of changes in interest rates relative to our investment in notes receivable and the balance of our debt obligations outstanding.  (See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 and Part I, Item 2 of this report under the caption “Liquidity and Capital Resources”).

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

On April 3, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed the purchase from Bag ‘N Save, Inc. of the inventory and equipment assets related to twelvestores which are located in Nebraska, primarily in the Greater Omaha market.  In addition to this acquisition, on June 25, 2012, U Save Foods, Inc. completed an asset purchase from NF Foods, LLC of its eighteenNo Frills supermarkets which are located in Nebraska and western Iowa.  The integration of these businesses represented a material change in the Company’s internal control over financial reporting.  Management’s most recent assessment of internal control  did not include the internal controls related to these acquisitions.  We have now integrated policies, processes, people, technology and operations in relation to these businesses.  Management will continue to evaluate our internal control over financial reporting and will include the acquired businesses as a part of management’s next assessment of the Company’s internal control over financial reporting.

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

NASH-FINCH COMPANY
Registrant

Date: July 25, 2013	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2013	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: July 25, 2013	by /s/ Peter J. O’Donnell
Peter J. O’Donnell
Chief Accounting Officer/Controller
(Principal Accounting Officer)

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended June 15, 2013

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

