Form 10-Q
period 2013-10-05
NASH FINCH CO
filed 2013-11-12
CIK 69671

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period (16 weeks) ended October 5, 2013

or

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

As of October 29, 2013, 12,336,984 shares of Common Stock of the Registrant were outstanding.

PART I. – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Income (Loss) (unaudited)
(In thousands, except per share amounts)

	16 Weeks Ended		40 Weeks Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012

Sales	$1,563,428	1,511,090	3,862,421	3,685,177
Cost of sales	1,436,044	1,383,445	3,542,619	3,388,015
Gross profit	127,384	127,645	319,802	297,162
Other costs and expenses:
Selling, general and administrative	100,146	84,692	247,480	205,904
Gain on acquisition of a business	-	-	-	(6,639)
Goodwill impairment	-	-	-	131,991
Depreciation and amortization	11,910	11,924	29,480	28,510
Interest expense	5,614	8,074	15,571	18,672
Total other costs and expenses	117,670	104,690	292,531	378,438
Earnings (loss) before income taxes	9,714	22,955	27,271	(81,276)
Income tax expense (benefit)	3,691	8,351	10,259	(16,366)
Net earnings (loss)	$6,023	14,604	17,012	(64,910)
Net earnings (loss) per share:
Basic	$0.46	1.13	1.31	(5.01)
Diluted	$0.46	1.12	1.30	(5.01)
Declared dividends per common share	$0.18	0.18	0.54	0.54
Weighted average number of common shares outstanding and common equivalent shares outstanding:
Basic	12,992	12,962	12,996	12,963
Diluted	13,132	13,040	13,093	12,963
See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
(In thousands, except per share amounts)
	October 5, 2013	December 29, 2012
Assets
Current assets:
Cash	$1,203	1,291
Accounts and notes receivable, net	227,379	239,925
Inventories	436,140	362,526
Prepaid expenses and other	14,198	18,569
Deferred tax assets, net	4,378	3,724
Total current assets	683,298	626,035
Notes receivable, net	27,544	21,360
Property, plant and equipment:
Property, plant and equipment	752,935	738,857
Less accumulated depreciation and amortization	(456,825)	(436,572)
Net property, plant and equipment	296,110	302,285
Goodwill	28,590	22,877
Customer contracts and relationships, net	5,863	6,649
Investment in direct financing leases	1,796	1,923
Deferred tax assets, net	31,246	2,780
Other assets	19,237	19,708
Total assets	$1,093,684	1,003,617
Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt and capital lease obligations	$4,550	2,265
Accounts payable	274,255	247,392
Accrued expenses	63,606	52,326
Income taxes payable	7,661	429
Total current liabilities	350,072	302,412
Long-term debt	383,015	356,251
Capital lease obligations	13,328	14,807
Other liabilities	38,956	33,758
Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - no par value. Authorized 500 shares; none issued	-	-
Common stock - $1.66 2/3 par value. Authorized 50,000 shares; issued 13,815 and 13,799 shares, respectively	23,026	22,998
Additional paid-in capital	114,762	113,641
Common stock held in trust	(1,317)	(1,295)
Deferred compensation obligations	1,317	1,295
Accumulated other comprehensive loss	(15,705)	(15,705)
Retained earnings	237,091	227,161
Common stock in treasury; 1,500 and 1,525 shares, respectively	(50,861)	(51,706)
Total stockholders' equity	308,313	296,389
Total liabilities and stockholders' equity	$1,093,684	1,003,617

See accompanying notes to consolidated financial statements.

NASH-FINCH COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(In thousands)
	40 Weeks Ended
	October 5, 2013	October 6, 2012

Operating activities:
Net earnings (loss)	$17,012	(64,910)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on acquisition of a business	-	(6,639)
Depreciation and amortization	29,480	28,510
Amortization of deferred financing costs	844	962
Non-cash convertible debt interest	1,363	4,736
Rebateable loans	1,964	3,111
Provision for (recovery of) bad debts	487	(274)
Provision for (recovery of) lease reserves	327	(33)
Deferred income tax benefit	(29,119)	(32,783)
Gain on sale of property, plant and equipment	(111)	(1,506)
LIFO charge (credit)	(2,265)	2,040
Asset impairments	-	62
Impairments of goodwill	-	131,991
Share-based compensation expense (reversal of)	1,887	(1,295)
Deferred compensation	908	984
Other	(149)	(187)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	11,579	(10,541)
Inventories	(70,487)	(70,609)
Prepaid expenses	(3,512)	(1,051)
Accounts payable	11,984	33,450
Accrued expenses	11,707	(14,182)
Income taxes payable	15,146	6,975
Other assets and liabilities	3,203	(3,542)
Net cash provided by operating activities	2,248	5,269
Investing activities:
Proceeds from sale of assets	589	8,690
Additions to property, plant and equipment	(19,485)	(23,736)
Businesses acquired, net of cash	(7,040)	(78,259)
Loans to customers	(12,983)	(8,715)
Payments from customers on loans	5,450	7,765
Corporate-owned life insurance, net	(972)	(837)
Other	-	(151)
Net cash used in investing activities	(34,441)	(95,243)
Financing activities:
Proceeds from revolving debt	139,457	69,800
Dividends paid	(6,637)	(6,607)
Proceeds from long-term debt	39,533	18,702
Payments of long-term debt	(151,365)	(1,260)
Payments of capitalized lease obligations	(1,418)	(1,924)
Increase in outstanding checks	13,126	13,204
Payments of deferred financing costs	(253)	(211)
Tax benefit from share-based compensation	-	66
Other	(338)	(1,373)
Net cash provided by financing activities	32,105	90,397
Net increase (decrease) in cash	(88)	423
Cash at beginning of year	1,291	773
Cash at end of period	$1,203	1,196

See accompanying notes to consolidated financial statements.

Nash-Finch Company and Subsidiaries

Notes to Consolidated Financial Statements

October 5, 2013

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

                The accompanying unaudited consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present fairly the financial position of Nash-Finch Company and our subsidiaries (“Nash Finch” or “the Company”) at October 5, 2013, and December 29, 2012, the results of operations for the 16 and 40 weeks ended October 5, 2013 (“third quarter 2013” and “year-to-date 2013”, respectively), and October 6, 2012 (“third quarter 2012” and “year-to-date 2012”, respectively), and cash flows for the 40 weeks ended October 5, 2013 and October 6, 2012.  Adjustments consist only of normal recurring items, except for any items discussed in the notes below.  All material intercompany accounts and transactions have been eliminated in the unaudited consolidated financial statements.  Results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

                The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

                During the fourth quarter of fiscal 2012, the Company revised its presentation of fees received from customers for shipping, handling, and the performance of certain other services, which primarily impacted its Food Distribution and Military business segments.  The Company historically presented these items, such as freight fees, fuel surcharges, and fees for advertising services as a reduction to cost of sales.  In accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 605, the Company revised its presentation to classify amounts billed to a customer related to shipping and handling in a sale transaction as revenue.  The Company also revised its presentation to classify fees received for the performance of certain other services as revenue.  The revisions had the effect of increasing both sales and cost of sales, but did not have an impact on gross profit, earnings before income taxes, net earnings, cash flows, or financial position for any period, or their respective trends.  Management determined that the change in presentation was not material to any period.  Certain prior year amounts shown below related to the third quarter and year-to-date 2012 have been revised to conform to the current presentation.

(in 000's)	16 Weeks Ended October 6, 2012 As Originally Reported	% of Sales	Adjustments	16 Weeks Ended October 6, 2012 As Revised	% of Sales
Sales	$1,496,343	100.0%	14,747	$1,511,090	100.0%
Cost of Sales	1,368,698	91.5%	14,747	1,383,445	91.6%
Gross Profit	$127,645	8.5%	-	$127,645	8.4%

(in 000's)	40 Weeks Ended October 6, 2012 As Originally Reported	% of Sales	Adjustments	40 Weeks Ended October 6, 2012 As Revised	% of Sales
Sales	$3,647,775	100.0%	37,402	$3,685,177	100.0%
Cost of Sales	3,350,613	91.9%	37,402	3,388,015	91.9%
Gross Profit	$297,162	8.1%	-	$297,162	8.1%

Note 2 – Inventories

                We use the LIFO method for valuation of a substantial portion of our inventories. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs.  Because these estimates are subject to many factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.  If the FIFO method had been used, inventories would have been approximately $88.4 million higher on October 5, 2013 and $90.7 million higher on December 29, 2012. We recorded a LIFO credit of $1.3 million during the third quarter 2013 as compared to a LIFO charge of $1.4 million during the third quarter 2012. During year-to-date 2013, we recorded a LIFO credit of $2.3 million as compared to a LIFO charge of $2.0 million during year-to-date 2012.

Note 3 – Share-Based Compensation

The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense as a component of selling, general and administrative expense in our Consolidated Statements of Income (Loss) in the amount of $0.7 million during the third quarter 2013 as compared to a $2.9 million net credit related to share-based compensation during the third quarter 2012.  During year-to-date 2013, share-based compensation expense was $1.9 million as compared to a $1.3 million net credit related to share-based compensation during year-to-date 2012.  The net credit during 2012 related to share-based compensation is due to reductions in estimated payouts for unvested performance units outstanding under the Company’s Long-Term Incentive Plan (“LTIP”).

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

Since 2009, awards have taken the form of performance units (including share units pursuant to our LTIP) and restricted stock units (“RSUs”).

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

During the year-to-date 2013, a total of 300,099 units were granted pursuant to our LTIP.  For these awards, depending on a comparison of the Company’s actual Fiscal 2013 results for Consolidated EBITDA and sales to the Company’s Fiscal 2013 budget for Consolidated EBITDA and sales, a participant could receive a number of shares ranging from zero to 200% of the number of performance units granted.  Compensation expense equal to the grant date fair value (for shares expected to vest) is recorded through equity over the three-year vesting period as the units can only be settled in stock.

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

The following table summarizes activity in our share-based compensation plans during year-to-date 2013:

(in thousands, except vesting periods)	Service Based Grants (Board Units and RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)	Performance Based Grants (LTIP & Performance RSUs)	Weighted Average Remaining Restriction/ Vesting Period (Years)
Outstanding at December 29, 2012	512.2	0.1	641.7	0.9
Granted	13.4		300.6
Forfeited/cancelled	-		(30.1)
Restrictions lapsed/ units settled	(9.1)		(48.5)
Shares deferred upon vesting/settlement & dividend equivalents on deferred shares(1)	12.3		7.0
Outstanding at October 5, 2013	528.8	0.1	870.7	1.1
Vested at December 29, 2012	475.4		303.1
Vested at October 5, 2013	479.1		261.7

(1)       “Shares deferred upon vesting/settlement” above are net of the performance adjustment factor applied to the “units settled” for the participants that deferred shares as provided in the plan.

The weighted-average grant-date fair value of time vesting equity units and performance vesting units granted during year-to-date 2013 was $21.18 and $20.85, respectively.

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

As of October 5, 2013 and December 29, 2012, we are not a party to any financial instruments that would be subject to a fair value measurement.

Other Financial Assets and Liabilities

 Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable.  Financial liabilities with carrying values approximating fair value include accounts payable and outstanding checks. The carrying value of these financial assets and liabilities approximates fair value due to their short maturities.

The fair value of notes receivable approximates the carrying value, which includes a reserve for estimated uncollectible amounts, at October 5, 2013 and December 29, 2012.  Substantially all notes receivable are based on floating interest rates which adjust to changes in market rates.

Long-term debt, which includes any current maturities of long-term debt, at October 5, 2013, had a carrying value of $385.7 million and a fair value of $385.8 million, and at December 29, 2012, had a carrying value and fair value of $356.3 million.  The fair value is based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities.

Non-Financial Assets

For year-to-date 2013, we recognized no asset impairments as compared to asset impairments of $132.1 million during the prior year period.  We utilize a discounted cash flow model and market approach that incorporates unobservable level 3 inputs to test for goodwill and long-lived asset impairments.

Note 5 – Long-term Debt and Bank Credit Facilities

Total debt outstanding was comprised of the following:

(In thousands)	October 5, 2013	December 29, 2012
Asset-backed credit agreement:
Revolving credit	$328,282	188,825
Senior subordinated convertible debt, 3.50% due in 2035	-	148,724
Notes payable and mortgage notes, variable rate due in various installments through 2019	50,630	18,702
Equipment note, 2.61% due in various installments through 2018	6,807	-
Total debt	385,719	356,251
Less current maturities	(2,704)	-
Long-term debt	$383,015	356,251

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

                The principal amount outstanding under the amended Revolving Credit Facility, plus accrued and unpaid interest thereon, will be due and payable in full at maturity on December 21, 2017.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either the base rate or LIBOR plus a margin.  The LIBOR interest rate margin can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00%, except for FILO Tranche Loans which bear interest at a rate equal to LIBOR plus 2.75%.  The pricing levels for the non-FILO Tranche Loans are based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions. The LIBOR interest rate margin was 1.75% as of October 5, 2013.

                At October 5, 2013, $248.0 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.7 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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

Notes Payable and Mortgage Notes

On May 18, 2012, the Company, as guarantor for U Save Foods, Inc., a Nebraska corporation and wholly-owned subsidiary of Nash Finch Company, entered into a seven year $16.9 million term loan facility with First National Bank of Omaha. This loan agreement is secured by seven corporate-owned retail locations in Nebraska.

                On June 26, 2013, the Company entered into a six-year $32.25 million term loan facility (“the Agreement”) with First National Bank of Omaha.  This loan facility is intended to provide working capital to be used for general corporate purposes. The Agreement is secured by our executive office building in Minneapolis, Minnesota and our distribution centers in St. Cloud, Minnesota and Omaha, Nebraska.

Note 6 – Guarantees

We have guaranteed lease obligations of certain food distribution customers.  In the event these retailers are unable to meet their lease payments or otherwise experience an event of default, we would be unconditionally liable for the outstanding balance of their lease obligations ($1.1 million as of October 5, 2013, as compared to $1.4 million as of December 29, 2012), which would be due in accordance with the underlying agreements.

For guarantees issued after December 31, 2002, we are required to recognize an initial liability for the fair value of the obligation assumed under the guarantee.  The maximum undiscounted payments we would be required to make in the event of default under these guarantees is $1.1 million, which is referenced above.  These guarantees are secured by certain business assets and personal guarantees of the respective customers.  We believe these customers will be able to perform under the lease agreements and that no payments will be required and no loss will be incurred under the guarantees.  A liability representing the fair value of the obligations assumed under the guarantees is included in the accompanying consolidated financial statements.  The amount of this liability is currently not significant.

We have also assigned various leases to other entities.  If the assignees become unable to continue making payments under the assigned leases, we estimate our maximum potential obligation with respect to the assigned leases to be $7.9 million as of October 5, 2013 as compared to $8.3 million as of December 29, 2012.

Note 7 – Income Taxes

For the third quarter of 2013 and 2012, our income tax expense was $3.7 million and $8.4 million, respectively.  For year-to-date 2013, our income tax expense was $10.3 million as compared to an income tax benefit of $16.4 million for year-to-date 2012.

                The provision for income taxes reflects the Company’s estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur.  This estimate is re-evaluated each quarter based on the Company’s estimated tax expense for the full fiscal year.  For the third quarter of 2013, our effective tax rate was 38.0% as compared to 36.4% for the third quarter of 2012.  For year-to-date 2013, our effective tax rate was 37.6% as compared to 20.1% for year-to-date 2012.

The total amount of unrecognized tax benefits as of the end of the third quarter of 2013 was $1.7 million.  The net decrease in unrecognized tax benefits of $0.6 million since June 15, 2013 is due to the decrease in unrecognized tax benefits as a result of the expiration of statute of limitations related to tax positions taken in prior periods.  The total amount of tax benefits that if recognized would impact the effective tax rate was $0.2 million at the end of the third quarter of 2013.  We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  At the end of the third quarter of 2013, we had less than $0.1 million for the payment of interest and penalties accrued.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

                The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state or local examinations by tax authorities for years 2009 and prior.  We are currently under audit by the Internal Revenue Service for our fiscal years 2010 and 2011.

Note 8 – Pension and Other Postretirement Benefits

                The following tables present the components of our pension and postretirement net periodic benefit cost:

16 Weeks Ended October 5, 2013 and October 6, 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Interest cost	$564	629	6	9
Expected return on plan assets	(635)	(620)	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss (gain)	283	262	(12)	(7)
Net periodic benefit cost	$212	271	(6)	2

40 Weeks Ended October 5, 2013 and October 6, 2012:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Interest cost	$1,410	1,571	15	22
Expected return on plan assets	(1,588)	(1,549)	-	-
Amortization of prior service cost	-	-	-	-
Recognized actuarial loss (gain)	707	655	(30)	(17)
Net periodic benefit cost	$529	677	(15)	5

Weighted-average assumptions used to determine net periodic benefit cost for the third quarter and year-to-date periods of 2013 and 2012 are as follows:

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

Note 9 – Earnings (Loss) Per Share

                The following table reflects the calculation of basic and diluted earnings (loss) per share:

	Third Quarter Ended		Year-to-Date Ended
(In thousands, except per share amounts)	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012

Net earnings (loss)	$6,023	14,604	17,012	(64,910)

Net earnings (loss) per share-basic:
Weighted-average shares outstanding	12,992	12,962	12,996	12,963

Net earnings (loss) per share-basic	$0.46	1.13	1.31	(5.01)

Net earnings (loss) per share-diluted:
Weighted-average shares outstanding	12,992	12,962	12,996	12,963
Shares contingently issuable	140	78	97	-
Weighted-average shares and potential dilutive shares outstanding	13,132	13,040	13,093	12,963

Net earnings (loss) per share-diluted	$0.46	1.12	1.30	(5.01)

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

All shares of time-restricted stock are included in diluted earnings per share using the treasury stock method, if dilutive.  Performance units granted for the LTIP are only issuable if certain performance criteria are met, making these shares contingently issuable.  Therefore, the performance units were included in diluted earnings per share at the payout percentage based on performance criteria results as of the end of the respective reporting period and then accounted for using the treasury stock method, if dilutive.  For the third quarter of 2013, approximately 82,000 shares related to the LTIP and 58,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS as compared to approximately 31,000 shares related to the LTIP and 47,000 shares related to RSUs during the third quarter of 2012.  For year-to-date 2013, approximately 45,000 shares related to the LTIP and 52,000 shares related to RSUs were included under “shares contingently issuable” in the calculation of diluted EPS.  Due to the net loss for the year-to-date period of 2012, the calculation of diluted earnings per share was the same as the calculation of basic earnings per share.

Note 10 – Segment Reporting

We sell and distribute products that are typically found in supermarkets and operate three reportable operating segments.  The Military segment consists of eight distribution centers that distribute products primarily to military commissaries and exchanges. Our Food Distribution segment consists of 13 distribution centers that sell to independently operated retail grocery stores, our corporate owned stores and other customers.  As of October 5, 2013, the Retail segment consists of 76 corporate-owned stores that sell directly to the consumer.

A summary of the major segments of the business is as follows:

	Third Quarter Ended
	October 5, 2013			October 6, 2012
(In thousands)	Sales to external customers	Inter-segment sales	Segment profit	Sales to external customers	Inter-segment sales	Segment profit

Military	$665,508	-	3,063	712,093	-	10,322
Food Distribution	656,359	126,236	8,206	556,808	126,050	11,191
Retail	241,561	-	2,090	242,189	-	7,725
Eliminations	-	(126,236)		-	(126,050)	-
Total	$1,563,428	-	13,359	1,511,090	-	29,238

	Year-to-Date Ended
	October 5, 2013			October 6, 2012
(In thousands)	Sales to external customers	Inter-segment sales	Segment profit	Sales to external customers	Inter-segment sales	Segment profit

Military	$1,735,080	-	11,722	1,772,622	-	29,366
Food Distribution	1,528,840	313,736	17,227	1,431,153	249,713	19,046
Retail	598,501	-	9,185	481,402	-	10,776
Eliminations	-	(313,736)		-	(249,713)	-
Total	$3,862,421	-	38,134	3,685,177	-	59,188

Reconciliation to Consolidated Statements of Income:

	Third Quarter Ended		Year-to-Date Ended
	October 5, 2013	October 6, 2012	October 5, 2013	October 6, 2012
(In thousands)

Total segment profit	$13,359	29,238	38,134	59,188
Unallocated amounts:
Gain on acquisition of a business	-	-	-	6,639
Goodwill impairment	-	-	-	(131,991)
Interest	(3,645)	(6,283)	(10,863)	(15,112)
Earnings (loss) before income taxes	$9,714	22,955	27,271	(81,276)

Note 11 – Legal Proceedings

Shareholder Litigation

On or about July 24, 2013, a putative class action complaint (the “State Court Action”) was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin (the “State Court”), by a stockholder of Nash-Finch in connection with the pending transaction. The State Court Action is styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013 after Spartan Stores filed a registration statement with the SEC containing a preliminary version of the joint proxy statement/prospectus. On September 9, 2013, the defendants filed motions to dismiss the State Court Action. On or about September 19, 2013, a second putative class action complaint (the “Federal Court Action” and, together with the State Court Action, the “Putative Class Actions”) was filed in the United States District Court for the District of Minnesota (the “Federal Court”), by a stockholder of Nash-Finch. The Federal Class Action is styled Benson v. Covington et al., Case No. 0:13-cv-02574.

The Putative Class Actions alleged that the directors of Nash-Finch breached their fiduciary duties by, among other things, approving a merger that provides for inadequate consideration under circumstances involving certain alleged conflicts of interest; that the Merger Agreement (as defined in Note 12) includes allegedly preclusive deal protection provisions; and that Nash-Finch and Spartan Stores allegedly aided and abetted the directors in breaching their duties to Nash-Finch’s stockholders. Both Putative Class Actions also alleged that the preliminary joint proxy statement/prospectus was false and misleading due to the omission of a variety of allegedly material information. The complaint in the Federal Court Action also asserts additional claims individually on behalf of the plaintiff under the federal securities laws. The Putative Class Actions sought, on behalf of their putative classes, various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, damages, and costs and disbursements relating to the lawsuit.

Nash-Finch believes that these lawsuits are without merit and that no further disclosure is required to supplement the joint proxy statement/prospectus under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, Nash-Finch and Spartan Stores agreed, as part of settlement discussions, to make certain supplemental disclosures requested by the Putative Class Actions in the definitive joint proxy statement/prospectus.  On October 30, 2013, the defendants entered into the Memorandum of Understanding regarding the settlement of the Putative Class Actions. The Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Putative Class Actions. In consideration for such settlement and release, Nash-Finch and Spartan Stores acknowledged that the supplemental disclosures in the joint proxy statement/prospectus were made in response to the Putative Class Actions. The Memorandum of Understanding contemplates that the parties will use their best efforts to agree upon, execute and present to the State Court for approval a stipulation of settlement within thirty days after the later of the date that the Merger is consummated or the date that plaintiffs and their counsel have confirmed the fairness, adequacy, and reasonableness of the settlement.   Upon execution of such stipulation, and as a condition to final approval of the settlement, the plaintiff in the Federal Action shall withdraw the claims in and cause to be dismissed the Federal Action, with any individual claims being dismissed with prejudice.  The Memorandum of Understanding provides that Nash-Finch will pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in an amount not to exceed $550,000. The stipulation of settlement will be subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the State Court will approve the settlement even if the parties were to enter into such stipulation. In such event, or if the transactions contemplated by the Merger Agreement are not consummated for any reason, the proposed settlement will be null and void and of no force and effect.

Other

                We are also engaged from time-to-time in routine legal proceedings incidental to our business.  We do not believe that these routine legal proceedings, taken as a whole, will have a material impact on our business or financial condition.

Note 12 – Merger

                On July 21, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Spartan Stores, Inc., a Michigan corporation (“Spartan”), and SS Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Spartan (the “Merger”).  The Merger Agreement, upon closing, will result in an all-stock merger valued at approximately $1.3 billion, including existing net debt of each company, and was unanimously approved by the Board of Directors of the Company.

                At the effective time of the Merger, (a) each share of the Company’s common stock issued and outstanding immediately prior to the effective time (other than shares owned by the Company, Spartan or Merger Sub) will be automatically cancelled and converted into the right to receive 1.2 (the “Exchange Ratio”) fully paid and nonassessable shares of Spartan’s common stock and (b) the Company’s stock options and other equity awards will be generally converted into stock options and equity awards with respect to Spartan’s common stock, after giving effect to the Exchange Ratio.  Consummation of the Merger Agreement is subject to various conditions, including, among other things, the approval by Nash-Finch Company shareholders and Spartan Stores shareholders which will be submitted for consideration by proxy vote on November 18, 2013.  Upon closing, which is expected shortly after the shareholder vote, Spartan Stores shareholders will own approximately 57.7% of the equity of the combined company and the former Nash-Finch shareholders will own approximately 42.3%.  It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes.  Additional information regarding this merger can be found in Nash-Finch Company’s Registration Statement on Form S-4 filed on October 15, 2013.

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

Our Retail segment operated 76 corporate-owned grocery stores primarily in the Upper Midwest as of October 5, 2013.  During the second quarter of 2012, we acquired twelve Bag ‘N Save® supermarkets located in Omaha and York, Nebraska.  During the third quarter of 2012, we acquired eighteen No Frills® supermarkets located in Nebraska and western Iowa.  This expansion of the Retail segment, including the addition of one store in the fourth quarter of 2012 and two stores in the third quarter of 2013, was offset by the sale of two stores and the closure of one store since the end of fiscal 2011.  We are also implementing initiatives of varying scope and duration with a view toward improving our financial performance under the highly competitive conditions the Retail segment of our business faces.  These initiatives include designing and reformatting some of our retail stores into alternative formats to increase overall retail sales performance.  We converted two of our existing retail stores to our Family Fresh Market® format during the third quarter of 2012, and converted one additional store to this format during the third quarter of 2013.  As we continue to assess the impact of performance improvement initiatives and the operating results of individual stores, we may need to recognize impairments of long-lived assets and goodwill associated with our Retail segment, and may incur restructuring or other charges in connection with closure or sales activities.  The Retail segment yields a higher gross profit percent of sales and higher selling, general and administrative (“SG&A”) expenses as a percent of sales compared to our Food Distribution and Military segments.  Thus, changes in sales of the Retail segment can have a disproportionate impact on consolidated gross profit and SG&A as compared to similar changes in sales in our Food Distribution and Military segments.

Results of Operations

Sales

The following tables summarize our sales activity for the 16 weeks ended October 5, 2013 (“third quarter 2013”) compared to the 16 weeks ended October 6, 2012 (“third quarter 2012”) and the 40 weeks ended October 5, 2013 (“year-to-date 2013”) compared to the 40 weeks ended October 6, 2012 (“year-to-date 2012”):

	Third quarter 2013		Third quarter 2012		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$665,508	42.6%	712,093	47.1%	(46,585)	(6.5%)
Food Distribution	656,359	42.0%	556,808	36.8%	99,551	17.9%
Retail	241,561	15.5%	242,189	16.0%	(628)	(0.3%)
Total Sales	$1,563,428	100.0%	1,511,090	100.0%	52,338	3.5%

	Year-to-date 2013		Year-to-date 2012		Increase/(Decrease)
(In thousands)	Sales	Percent of Sales	Sales	Percent of Sales	$	%
Segment Sales:
Military	$1,735,080	44.9%	1,772,622	48.1%	(37,542)	(2.1%)
Food Distribution	1,528,840	39.6%	1,431,153	38.8%	97,687	6.8%
Retail	598,501	15.5%	481,402	13.1%	117,099	24.3%
Total Sales	$3,862,421	100.0%	3,685,177	100.0%	177,244	4.8%

Total Company sales increased 3.5% during the third quarter of 2013 as compared to the prior year quarter.  The increase was primarily attributable to sales to new customers in our Food Distribution segment.  The increase in Food Distribution sales was partially offset by negative sales trends in our Military segment related to the ongoing impacts of sequestration on the military commissaries and the impact of the government shutdown, which occurred prior to the end of our third quarter.  The closure of commissaries and other interruptions in service related to the government shutdown and sequestration had the effect of reducing Military segment sales by approximately $60.2 million in the third quarter.

Total Company sales increased 4.8% during year-to-date 2013 as compared to the prior year period.  The increase was primarily attributable to sales to new customers in our Food Distribution segment.  Also contributing to the increase in sales, our acquisition of eighteen No Frills® supermarkets during the third quarter of 2012 and the acquisition of twelve Bag ‘N Save® supermarkets during the second quarter of 2012 resulted in a $132.1 million increase in Retail segment sales, partially offset by a $72.8 million decrease in Food Distribution segment sales due to the sales to those former Food Distribution customers now being reported in the Retail segment.  Offsetting the items which had the effect of increasing sales in the year-to-date period, the government shutdown and sequestration had the effect of reducing our Military segment sales by approximately $60.2 million.

Military segment sales decreased 6.5% during the third quarter of 2013 as compared to the prior year quarter.  Domestic sales decreased 3.9% and export sales decreased 17.8% as compared to the prior year quarter.  The decrease in both domestic and export sales was primarily driven by the impacts of sequestration and the government shutdown, which occurred during the third quarter.  These items had the effect of reducing sales by approximately $60.2 million in the quarter.  Excluding the impact of these items, Military segment sales increased by 1.9% compared to the prior year quarter, primarily due to sales to new customers.

Military segment sales decreased 2.1% during year-to-date 2013 as compared to the prior year period.  Domestic sales decreased 0.4% and export sales decreased 10.0% as compared to the prior year period.  The primary driver of the decrease in year-to-date sales was the impact of sequestration and the government shutdown on third quarter Military segment sales.  Excluding the impact of these items, Military segment sales increased by 1.3% compared to the prior year period, primarily due to sales to new customers.

Domestic and overseas sales represented the following percentages of Military segment sales:

	Third Quarter		Year-to-date
	2013	2012	2013	2012
Domestic	83.1%	80.8%	83.7%	82.3%
Overseas	16.9%	19.2%	16.3%	17.7%

Food Distribution sales increased 17.9% during the third quarter of 2013 as compared to the prior year quarter.  Excluding the impact of our retail store acquisitions from No Frills, Food Distribution sales increased 18.4% compared to the prior year quarter.  This increase was primarily attributable to sales to new customers.  Our retail store acquisitions resulted in a $2.7 million decrease in Food Distribution segment sales, since those locations were previously customers of the Food Distribution segment.

Food Distribution sales increased 6.8% during year-to-date 2013 as compared to the prior year period.  Excluding the impact of our retail store acquisitions, Food Distribution sales increased 11.9% compared to the prior year period.  This increase was primarily attributable to sales to new customers.  Our retail store acquisitions resulted in a $72.8 million decrease in Food Distribution segment sales, since those locations were previously customers of the Food Distribution segment.

Retail sales decreased 0.3% during the third quarter of 2013 as compared to the prior year quarter.  Same store sales decreased 3.9% during the third quarter of 2013.  Same store sales compare retail sales for stores which were in operation for the same number of weeks in the comparative periods.  The decrease in our same store sales was primarily due to new competition from supercenters in two of our core markets.

Retail sales increased 24.3% during year-to-date 2013 as compared to the prior year period.  The increase in Retail sales was primarily attributable to our retail store acquisitions, which were responsible for a $132.1 million increase in sales as compared to the prior year period.  Same store sales decreased 3.2% during year-to-date 2013.  The decrease in our same store sales was primarily due to new competition from supercenters in two of our core markets.

During the third quarters of 2013 and 2012, our corporate store count changed as follows:
	Third quarter 2013	Third quarter 2012
Number of stores at beginning of period	75	56
Acquired stores	2	18
Sold stores	-	-
Closed stores	(1)	-
Number of stores at end of period	76	74

During year-to-date 2013 and 2012, our corporate store count changed as follows:
	Year-to-date 2013	Year-to-date 2012

Number of stores at beginning of period	75	46
Acquired stores	2	30
Sold stores	-	(2)
Closed stores	(1)	-
Number of stores at end of period	76	74

The tables exclude corporate-owned stand-alone pharmacies and convenience stores.

Consolidated Gross Profit

Consolidated gross profit was 8.1% of sales for the third quarter of 2013 as compared to 8.4% of sales for the third quarter of 2012.  Our consolidated gross margin was negatively impacted by 0.3% of sales in comparison to the prior year quarter due to the impact of lower food price inflation in the current period as compared to the prior year quarter, as well as decreased drayage rates resulting from competitive bids in our Military segment.

Consolidated gross profit was 8.3% of sales for year-to-date 2013 as compared to 8.1% of sales for year-to-date 2012.  Our gross margins were favorably impacted by 0.6% of sales during year-to-date 2012 due to a sales mix shift between our business segments between the years.  This was primarily due to our retail store acquisitions, which were responsible for a significant increase in Retail segment sales during year-to-date 2012.  Our consolidated gross margin was negatively impacted by 0.3% of sales in comparison to the prior year period by lower gross margins in our Military segment, which were primarily due to decreased drayage rates resulting from competitive bids.  In addition to this, our consolidated gross margin was negatively impacted by 0.2% of sales in comparison to the prior year period due to lower margins in our Food Distribution segment, which were primarily the result of increased sales of lower margin product categories as compared to the prior year period.

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

Goodwill Impairment

                During the second quarter of 2012, we performed an impairment test of goodwill due to market conditions as of the end of our fifth fiscal period.  The Company’s market capitalization, as calculated using the share price multiplied by the shares outstanding, had declined in the second quarter and from fiscal year end 2011 resulting in a market value significantly lower than the fair value of the business segments.  We recorded a goodwill impairment charge of $132.0 million in the second quarter of fiscal 2012, of which $113.0 million related to our Food Distribution segment and $19.0 million related to our Retail segment.

Consolidated Selling, General and Administrative Expenses

Consolidated SG&A was 6.4% of sales for the third quarter of 2013 as compared to 5.6% of sales for the third quarter of 2012.  Our SG&A margin was negatively impacted by 0.8% of sales in comparison to the prior year quarter due to lower incentive plan expenses in the prior year quarter.  Our SG&A margin was also negatively impacted by 0.2% of sales in comparison to the prior year quarter due to merger related costs incurred during the current year quarter.

Consolidated SG&A was 6.4% of sales for year-to-date 2013 as compared to 5.6% of sales for year-to-date 2012.  Our SG&A margin was negatively impacted by 0.5% of sales in comparison to the prior year period due to a sales mix shift between our business segments between the years.  This was primarily due to our retail store acquisitions, which were responsible for a significant increase in Retail segment sales during year-to-date 2013.  The Retail segment has higher SG&A expenses as a percent of sales compared to our other business segments.  Our SG&A margin was also negatively impacted by 0.4% of sales in comparison to the prior year period due to lower incentive plan expenses in the prior year period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $11.9 million for the third quarter of 2013 as compared to $11.9 million for the third quarter of 2012.  Depreciation and amortization expense during the third quarter of 2013 for our Food Distribution segment decreased by $0.3 million as compared to the prior year quarter.  Depreciation and amortization expense increased by $0.2 million and $0.1 million for our Retail and Military segments, respectively.

Depreciation and amortization expense was $29.5 million for year-to-date 2013 as compared to $28.5 million for year-to-date 2012. Depreciation and amortization expense during year-to-date 2013 for our Retail segment increased by $1.9 million as compared to the prior year period, which was primarily the result of our acquisitions of retail stores in the second and third quarters of 2012.  Depreciation and amortization expense for our Military segment increased by $0.5 million as compared to the prior year period, primarily due to the transfer of the operations of our Jessup, Maryland facility to a larger facility in Landover, Maryland during the third quarter of 2012.  This was partially offset by a $1.4 million decrease for our Food Distribution segment as compared to the prior year period.

Interest Expense

Interest expense was $5.6 million for the third quarter of 2013 as compared to $8.1 million for the third quarter of 2012.  Average borrowing levels increased to $432.4 million during the third quarter of 2013 from $399.9 million during the third quarter of 2012, primarily due to an increase in working capital requirements to support the addition of new customers.  The effective interest rate was 2.8% for the third quarter of 2013 as compared to 3.6% for the third quarter of 2012.  The decrease in the effective interest rate was primarily due to the redemption of our Senior Subordinated Convertible Debt in the first quarter of 2013, which was financed by an increase in the debt outstanding under our revolving credit facility.  During the third quarter of 2013, the effective interest rate on our revolving credit facility was lower than the effective interest rate on the Senior Subordinated Convertible Debt in the prior year quarter.

Interest expense was $15.6 million for year-to-date 2013 as compared to $18.7 million for year-to-date 2012.  Average borrowing levels increased to $423.9 million during year-to-date 2013 from $365.7 million during year-to-date 2012, primarily due to our acquisitions in the second and third quarters of 2012 and an increase in working capital requirements to support the addition of new customers.  The effective interest rate was 3.1% for year-to-date 2013 as compared to 3.8% for year-to-date 2012.  The decrease in the effective interest rate was primarily due to the redemption of our Senior Subordinated Convertible Debt in the first quarter of 2013, which was financed by an increase in the debt outstanding under our revolving credit facility.  During year-to-date 2013, the effective interest rate on our revolving credit facility was lower than the effective interest rate on the Senior Subordinated Convertible Debt in the prior year period.  Certain components of our interest expense are excluded from the calculation of our effective interest rate as the costs are not directly attributable to our long-term borrowing rates.

The calculation of our effective interest rate excludes non-cash interest required to be recognized on our Senior Subordinated Convertible Debt.  Non-cash interest expense recognized was zero and $1.9 million for the third quarters of 2013 and 2012, respectively.  Non-cash interest expense recognized was $1.4 million and $4.7 million for the year-to-date periods of 2013 and 2012, respectively.  Additionally, the calculation of our average borrowing levels includes any unamortized equity component of our Senior Subordinated Convertible Debt that is required to be recognized.  The inclusion of the unamortized equity component brings the basis in our Senior Subordinated Convertible Debt to $150.1 million for purposes of calculating our average borrowing levels, or their aggregate issue price, on which we were required to pay semi-annual cash interest at a rate of 3.50% until March 15, 2013.

Income Taxes

Income tax expense is provided on an interim basis using management’s estimate of the annual effective rate.  Our effective tax rate for the full fiscal year is subject to change and may be impacted by changes to nondeductible items and tax reserve requirements in relation to our forecasts of operations, sales mix by taxing jurisdictions, or changes in tax laws and regulations.  The effective income tax rate was 38.0% and 36.4% for the third quarters of 2013 and 2012, respectively.  The effective income tax rate was 37.6% and 20.1% for year-to-date 2013 and 2012, respectively.  The difference between the 2013 and 2012 effective income tax rates was primarily due to the goodwill impairment and the related non-deductible portion thereof taken in 2012.

The effective rate for the third quarter differed from statutory rates due to the amount of permanent book tax differences relative to the Company’s pre-tax book income.  We estimate the full year effective tax rate for 2013 will be approximately 38.0%, which excludes the potential impact of any additional discrete events.

Net Earnings

During the third quarter of 2013, we recorded net earnings of $6.0 million, or $0.46 per diluted share, as compared to net earnings of $14.6 million, or $1.12 per diluted share, during the third quarter of 2012.  During  year-to-date 2013, we recorded net earnings of $17.0 million, or $1.30 per diluted share, as compared to a net loss of $64.9 million, or $5.01 per diluted share, during year-to-date 2012.  Net earnings in the periods presented in this report were affected by the items included in the discussion above.

Liquidity and Capital Resources

The following table summarizes our cash flow activity and should be read in conjunction with the Consolidated Statements of Cash Flows:

	40 Weeks Ended
	October 5, 2013	October 6, 2012	Increase/ (Decrease)
(In thousands)
Net cash provided by operating activities	$2,248	5,269	(3,021)
Net cash used in investing activities	(34,441)	(95,243)	60,802
Net cash provided by financing activities	32,105	90,397	(58,292)
Net change in cash	$(88)	423	(511)

Cash provided by operating activities decreased by $3.0 million during year-to-date 2013 as compared to the prior year.

Net cash used in investing activities decreased by $60.8 million during year-to-date 2013 as compared to the prior year.  Net cash used in investing activities during year-to-date 2013 consisted primarily of $19.5 million in additions to property, plant, and equipment, $13.0 million in loans to customers and $8.8 million in additions to property, plant, and equipment, and $7.0 million for the acquisitions of retail stores, partially offset by $5.5 million in payments received from customers on loans.  Net cash used in investing activities during year-to-date 2012 consisted primarily of $49.3 million to purchase the eighteen No Frills® supermarkets, $29.7 million to purchase the twelve Bag ‘N Save® supermarkets, $23.7 million in other additions to property, plant, and equipment, and $8.7 million in loans to customers, partially offset by $8.7 million in proceeds from the sale of assets and $7.8 million in payments received from customers on loans.

Cash provided by financing activities decreased by $58.3 million during year-to-date 2013 as compared to the prior year.  During year-to-date 2013, we received $39.5 million in cash proceeds from mortgage and equipment financing.  In addition to this additional cash was provided by a $13.1 million increase in outstanding checks.  Payments of long-term debt, primarily our Senior Subordinated Convertible Debt, net of proceeds from the revolving credit facility, were $11.9 million.  In addition to these payments, we made dividend payments of $6.6 million.  During year-to-date 2012, cash provided by financing activities consisted primarily of proceeds of revolving debt of $69.8 million, proceeds of $18.7 million from mortgage financing and increased outstanding checks of $13.2 million partially offset by dividend payments of $6.6 million.

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

                The principal amount outstanding under the amended Revolving Credit Facility, plus accrued and unpaid interest thereon, will be due and payable in full at maturity on December 21, 2017.  The Company can elect, at the time of borrowing, for loans to bear interest at a rate equal to either the base rate or LIBOR plus a margin.  The LIBOR interest rate margin can vary quarterly in 0.25% increments between three pricing levels ranging from 1.50% to 2.00%, except for FILO Tranche Loans which bear interest at a rate equal to LIBOR plus 2.75%.  The pricing levels for the non-FILO Tranche Loans are based on the Excess Availability, which is defined in the Credit Agreement as (a) the lesser of (i) the borrowing base; or (ii) the aggregate commitments; minus (b) the aggregate of the outstanding credit extensions.  The LIBOR interest rate margin was 1.75% as of October 5, 2013.

                At October 5, 2013, $248.0 million was available under the Revolving Credit Facility after giving effect to outstanding borrowings and to $13.7 million of outstanding letters of credit primarily supporting workers’ compensation obligations.

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
22

Notes Payable and Mortgage Notes

On May 18, 2012, the Company, as guarantor for U Save Foods, Inc., a Nebraska corporation and wholly-owned subsidiary of Nash Finch Company, entered into a seven year $16.9 million term loan facility with First National Bank of Omaha.  This loan agreement is secured by seven corporate-owned retail locations in Nebraska.

On June 26, 2013, the Company entered into a sixyear $32.25 million term loan facility (“the Agreement”) with First National Bank of Omaha.  This loan facility is intended to provide working capital to be used for general corporate purposes.  The Agreement is secured by our executive office building in Minneapolis, Minnesota and our distribution centers in St. Cloud, Minnesota and Omaha, Nebraska.

Consolidated EBITDA (Non-GAAP Measurement)

 The following is a reconciliation of EBITDA and Consolidated EBITDA to net earnings (loss) for the third quarters and year-to-date periods of 2013 and 2012 (amounts in thousands):

	2013 Third quarter	2012 Third quarter	2013 Year-to-Date		2012 Year-to-Date

Net earnings (loss)	$6,023	14,604	$17,012		(64,910)
Income tax expense (benefit)	3,691	8,351	10,259		(16,366)
Interest expense	5,614	8,074	15,571		18,672
Depreciation and amortization	11,910	11,924	29,480		28,510
EBITDA	27,238	42,953	72,322		(34,094)
LIFO charge (credit)	(1,251)	1,438	(2,265)		2,040
Gain on acquisition of a business	-	-	-		(6,639)
Goodwill impairment	-	-	-		131,991
Provision for (recovery of) lease reserves	81	-	327		(33)
Asset impairments	-	-	-		62
Net loss (gain) on sale of real estate and other assets	(68)	(1,119)	(111)		(1,506)
Share-based compensation expense (reversal of)	725	(2,935)	1,887		(1,295)
Subsequent cash payments on non-cash charges	(492)	(616)	(1,325)		(1,788)
Merger related costs	2,475	-	2,777	*	-
Losses due to government shutdown and sequestration	2,759	-	2,759		-
Consolidated EBITDA	$31,467	39,721	$76,371		88,738

* 2013 year-to-date Consolidated EBITDA includes $302,000 in merger related costs that were incurred in the second quarter of 2013 but were not included in the Consolidated EBITDA reconciliation for that quarter.  The year-to-date totals have been revised to conform to the current presentation.

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

                Our most recent annual impairment test of goodwill was completed during the fourth quarter of fiscal 2012 based on conditions as of the end of our third quarter of fiscal 2012.  We determined that an indication of impairment existed in our Military reporting segment in the first step of the fiscal 2012 annual impairment analysis, which required us to calculate the implied fair value of our Military segment in the second step of the impairment analysis.  As a result of this analysis, we recorded a goodwill impairment charge of $34.6 million in the fourth quarter of fiscal 2012 to fully impair the goodwill associated with the Military reporting segment.  The carrying value of the Food Distribution segment exceeded its fair value as determined in the first step of our analysis; however, due to the impairment charge recorded in the second quarter of fiscal 2012, there was no longer any goodwill associated with that reporting segment.  The fair value of the Retail segment was approximately 14% higher than its carrying value.  At October 5, 2013, there is $28.6 million of goodwill associated with the Retail segment.

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

Critical Accounting Policies and Estimates

                Our critical accounting policies are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Policies.”  There have been no material changes to these policies or the estimates used in connection therewith during the 40 weeks ended October 5, 2013.

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

                On April 3, 2012, U Save Foods, Inc., a Nash Finch wholly-owned subsidiary, completed the purchase from Bag ‘N Save, Inc. of the inventory and equipment assets related to twelve stores which are located in Nebraska, primarily in the Greater Omaha market.  In addition to this acquisition, on June 25, 2012, U Save Foods, Inc. completed an asset purchase from NF Foods, LLC of its eighteen No Frills supermarkets which are located in Nebraska and western Iowa.  The integration of these businesses represented a material change in the Company’s internal control over financial reporting.  Management’s most recent assessment of internal control  did not include the internal controls related to these acquisitions.  We have now integrated policies, processes, people, technology and operations in relation to these businesses.  Management will continue to evaluate our internal control over financial reporting and will include the acquired businesses as a part of management’s next assessment of the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Shareholder Litigation

On July 21, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Spartan Stores, Inc., a Michigan corporation ("Spartan"), and SS Delaware, Inc., a Delaware corporation and a wholly owned subsidiary of Spartan (the "Merger").

On or about July 24, 2013, a putative class action complaint (the “State Court Action”) was filed in the District Court for the Fourth Judicial District, State of Minnesota, County of Hennepin (the “State Court”), by a stockholder of Nash-Finch in connection with the pending transaction. The State Court Action is styled Greenblatt v. Nash-Finch Co. et al., Case No. 27-cv-13-13710. That complaint was amended on August 28, 2013 after Spartan Stores filed a registration statement with the SEC containing a preliminary version of the joint proxy statement/prospectus. On September 9, 2013, the defendants filed motions to dismiss the State Court Action. On or about September 19, 2013, a second putative class action complaint (the “Federal Court Action” and, together with the State Court Action, the “Putative Class Actions”) was filed in the United States District Court for the District of Minnesota (the “Federal Court”), by a stockholder of Nash-Finch. The Federal Class Action is styled Benson v. Covington et al., Case No. 0:13-cv-02574.

The Putative Class Actions alleged that the directors of Nash-Finch breached their fiduciary duties by, among other things, approving a merger that provides for inadequate consideration under circumstances involving certain alleged conflicts of interest; that the Merger Agreement includes allegedly preclusive deal protection provisions; and that Nash-Finch and Spartan Stores allegedly aided and abetted the directors in breaching their duties to Nash-Finch’s stockholders. Both Putative Class Actions also alleged that the preliminary joint proxy statement/prospectus was false and misleading due to the omission of a variety of allegedly material information. The complaint in the Federal Court Action also asserts additional claims individually on behalf of the plaintiff under the federal securities laws. The Putative Class Actions sought, on behalf of their putative classes, various remedies, including enjoining the merger from being consummated in accordance with its agreed-upon terms, damages, and costs and disbursements relating to the lawsuit.

Nash-Finch believes that these lawsuits are without merit and that no further disclosure is required to supplement the joint proxy statement/prospectus under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, Nash-Finch and Spartan Stores agreed, as part of settlement discussions, to make certain supplemental disclosures requested by the Putative Class Actions in the definitive joint proxy statement/prospectus.  On October 30, 2013, the defendants entered into the Memorandum of Understanding regarding the settlement of the Putative Class Actions. The Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Putative Class Actions. In consideration for such settlement and release, Nash-Finch and Spartan Stores acknowledged that the supplemental disclosures in the joint proxy statement/prospectus were made in response to the Putative Class Actions. The Memorandum of Understanding contemplates that the parties will use their best efforts to agree upon, execute and present to the State Court for approval a stipulation of settlement within thirty days after the later of the date that the Merger is consummated or the date that plaintiffs and their counsel have confirmed the fairness, adequacy, and reasonableness of the settlement.   Upon execution of such stipulation, and as a condition to final approval of the settlement, the plaintiff in the Federal Action shall withdraw the claims in and cause to be dismissed the Federal Action, with any individual claims being dismissed with prejudice.  The Memorandum of Understanding provides that Nash-Finch will pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in an amount not to exceed $550,000. The stipulation of settlement will be subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the State Court will approve the settlement even if the parties were to enter into such stipulation. In such event, or if the transactions contemplated by the Merger Agreement are not consummated for any reason, the proposed settlement will be null and void and of no force and effect.

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

NASH-FINCH COMPANY
Registrant

Date: November 12, 2013	by /s/ Alec C. Covington
Alec C. Covington
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	by /s/ Robert B. Dimond
Robert B. Dimond
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 12, 2013	by /s/ Peter J. O’Donnell
Peter J. O’Donnell
Chief Accounting Officer/Controller
(Principal Accounting Officer)

NASH FINCH COMPANY

EXHIBIT INDEX TO QUARTERLY REPORT

ON FORM 10-Q

For the Quarter Ended October 5, 2013

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

